Form 10-Q
period 1996-04-30
URBAN OUTFITTERS INC
filed 1996-06-14
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[ X ]      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly Period Ended April 30, 1996
                                          --------------

                                OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to ______________

                         Commission File Number 0-16999
                             -----------------------

                             Urban Outfitters, Inc.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                               23-2003332
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation of Organization)                 Identification No.)


   1809 Walnut Street, Philadelphia, PA                    19103
  (Address of principal executive office)                (Zip Code)

                                 (215) 564-2313
               (Registrant's telephone number including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   _X_   No  ___

     Title of Each Class                         Number of Shares Outstanding
      of Common Stock                                    at June 1, 1996
      ---------------                             -----------------------------

Common shares, par value,                                 17,487,700
$.0001 per share

                                      INDEX

                                                                          PAGE
                                                                          ----

                       PART I    Financial Information


ITEM 1            Financial Statements
- ------
                  Consolidated Balance Sheets at April 30, 1996             2
                  (Unaudited) and January 31, 1996

                  Consolidated Statements of Income for the three           3
                  months ended April 30, 1996 and 1995 (Unaudited)

                  Consolidated Statements of Cash Flows for the             4
                  three months ended April 30, 1996 and 1995
                  (Unaudited)

                  Notes to Consolidated Financial Statements                5

ITEM 2            Management's Discussion and Analysis of Financial       6 - 8
- ------            Condition and Results of Operations




                       PART II    Other Information


ITEM 6            Exhibits and Reports on Form 8-K                          9
- ------


SIGNATURES                                                                 10

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)



                                                                             APRIL 30, 1996        JANUARY 31, 1996
                                                                              (UNAUDITED)             (AUDITED)

                                    Assets
Current assets:
   Cash and cash equivalents...............................................       $20,783             $20,095
   Marketable securities...................................................        13,630               9,499
   Accounts receivable, net of allowance for
      doubtful accounts of $592 and $531 at April 30, 1996
      and January 31, 1996, respectively...................................         3,331               1,573
   Inventory...............................................................        12,019              10,477
   Prepaid expenses and other current assets...............................         5,037               4,915
                                                                                  -------             -------
Total current assets.......................................................        54,800              46,559

Property and equipment, less accumulated depreciation and amortization.....        18,127              16,690
Marketable securities......................................................         4,476               6,247
Other assets...............................................................         1,816               1,621
                                                                                  -------             -------
                                                                                  $79,219             $71,117
                                                                                  =======             =======

                      Liabilities and shareholders' equity

Current liabilities:
   Accounts payable........................................................       $ 9,210             $ 6,898
   Income taxes payable....................................................         1,129                  --
   Accrued expenses and other current liabilities..........................         3,708               3,174
                                                                                  -------             -------
Total current liabilities..................................................        14,047              10,072

Accrued rent and other liabilities.........................................         1,704               1,593
                                                                                  -------             -------
Total liabilities..........................................................        15,751              11,665
                                                                                  -------             -------
Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued........            --                  --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,335,036 and 17,080,372 issued at April 30, 1996 and January 31, 1996,
      respectively.........................................................             1                   1
   Additional paid-in capital..............................................        18,506              17,417
   Retained earnings.......................................................        44,961              42,034
                                                                                  -------             -------
Total shareholders' equity.................................................        63,468              59,452
                                                                                  -------             -------
                                                                                  $79,219             $71,117
                                                                                  =======             =======

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)
                                   (Unaudited)




                                                   THREE MONTHS ENDED APRIL 30,
                                                   ----------------------------
                                                       1996           1995
                                                       ----           ----


Net Sales ......................................   $     33,635    $     27,919
Cost of Sales ..................................         16,570          13,812
                                                   ------------    ------------
          Gross profit .........................         17,065          14,107

Selling, general and administrative expenses ...         12,344          10,499
                                                   ------------    ------------
          Income from operations ...............          4,721           3,608
Interest (income), net .........................           (361)           (288)
Other expense (income), net ....................             57             (12)
                                                   ------------    ------------
          Income before income taxes ...........          5,025           3,908
Income tax expense .............................          2,098           1,641
                                                   ------------    ------------
          Net income ...........................   $      2,927    $      2,267
                                                   ============    ============

Net income per common share ....................   $        .17    $        .13
                                                   ============    ============

Weighted average common shares outstanding .....     17,686,800      17,589,480
                                                   ============    ============





                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                            (In thousands, Unaudited)


                                                                                   THREE MONTHS ENDED APRIL 30,
                                                                                   ----------------------------

                                                                                     1996               1995
                                                                                     ----               ----
Cash flows from operating activities:
   Net income..............................................................        $ 2,927            $ 2,267
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization........................................            821                672
      Provision for losses on accounts receivable..........................             61                 12
      Deferred income recognized...........................................            (15)               (15)
      Changes in assets and liabilities:
         Increase in receivables...........................................         (1,819)            (2,377)
         Increase in inventory.............................................         (1,542)            (1,253)
         Increase in prepaid expenses and other assets.....................           (317)              (256)
         Increase in payables, accrued expenses and other liabilities......          4,101                718
                                                                                   --------           -------
   Net cash (used) provided by operating activities........................          4,217               (232)
                                                                                   --------           -------


Cash flows from investing activities:
   Capital expenditures....................................................         (2,259)            (1,711)
   Purchase of investments held-to-maturity................................         (6,245)              (798)
   Purchase of investments available-for-sale..............................           (850)               -0-
   Maturities of investments held-to-maturity..............................          2,485                100
   Sales of investments available-for-sale.................................          2,250                -0-
                                                                                   --------           -------
   Net cash used in investing activities...................................         (4,619)            (2,409)
                                                                                   --------           -------


Cash flows from financing activities:
   Issuance of common shares...............................................          1,090                 75
                                                                                   --------           -------
   Net cash provided by financing activities...............................          1,090                 75
                                                                                   --------           -------

Increase (decrease) in cash and cash equivalents...........................            688             (2,566)

Cash and cash equivalents at beginning of period...........................         20,095              9,109
                                                                                   --------           -------
Cash and cash equivalents at end of period.................................        $20,783            $ 6,543
                                                                                   ========           =======


                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, filed with the Securities and Exchange Commission on April 23, 1996.

2.   Marketable Securities

Marketable securities are classified as follows:

                                             April 30, 1996    January 31, 1996
                                             --------------    ----------------

Current portion
   Held-to-maturity ....................          $12,119          $ 6,588
   Available-for-sale ..................            1,511            2,911
                                                  -------          -------
                                                   13,630            9,499
                                                  -------          -------
Noncurrent portion
   Held-to-maturity ....................            4,476            6,247
                                                  -------          -------

Total marketable securities ............          $18,106          $15,746
                                                  =======          =======



3.   Stock Split

On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two for one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. That stock split is retroactively reflected in the financial statements for all periods presented.

4.   Additional Information

During the quarter, the Company opened a new Anthropologie store in Greenvale, NY and, subsequent to the quarter, has opened another in New York City.



                                     PART I

                        FINANCIAL INFORMATION (continued)


ITEM 2    Management's Discussion and Analysis of Financial Condition and
- ------    Results of Operations

GENERAL

Sales growth in the first quarter of last year was primarily from new store openings with no contribution from stores opened more than one year or from the Wholesale Company. Conversely, the first quarter of this year experienced sales growth in all three areas, led by comparable store sales increases of 12.2%. The earnings benefit from improved comparative store sales and the Wholesale Company included higher inventory turnover and higher margins, as well as, more sales leveraging on operating expenses. These benefits are reflected in the percent to sales figures shown below. The comparative store sales increases in the first quarter of this year are primarily a result of the recovery of average selling prices to the level of the first quarter two years ago and slightly beyond. Average selling prices in the first, second and third quarters of last year were below the FY'95 levels. Unit sales were near flat to last year.

Looking ahead, comparable store sales in the second quarter of FY'96 were only slightly ahead of the prior year, while comparative store sales were up 5% and 3% during the third and fourth quarters respectively. The second quarter could offer some opportunity for growth in comparable store sales, while the third and fourth quarters become somewhat more difficult. At this point in time, it appears that planned store openings will take place although somewhat delayed for Urban Retail stores. Store openings, and the timing of those openings, will continue to be a risk due to the nature of the stores, and, management's very deliberate style in selecting store locations and in completing lease negotiations.

RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the month. For example, FY'97 will end on January 31, 1997. This discussion of results of operations covers the first quarter of FY'97 and FY'96.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table which follows:

                                           THREE MONTHS ENDED
                                    -------------------------------
                                    April 30, 1996   April 30, 1995
                                    --------------   --------------

       Net Sales                         100.0%           100.0%
       Cost of goods sold                 49.3%            49.5%
       Gross profit                       50.7%            50.5%
       Selling, general and
         administrative expenses          36.7%            37.6%
                                         -----           ------
       Income from operations             14.0%            12.9%
       Net interest & other (income)     (  .9%)          ( 1.1%)
                                         -----           ------
       Income before income taxes         14.9%            14.0%
       Income tax expense                  6.2%             5.9%
                                         -----           ------
       Net income                          8.7%             8.1%
                                         =====           ======



                  FIRST QUARTER ENDED APRIL 30, 1996, COMPARED
                    TO THE FIRST QUARTER ENDED APRIL 30, 1995

Net sales increased during the first quarter ended April 30, 1996 to $33.6 million, up 20.5% from $27.9 million during the same period of the prior year. The sales increases were from comparable store sales of $2.5 million, new and enlarged store sales of $2.6 million and $600,000 from the Wholesale Company. The comparable store sales growth was a result of increases in the average selling prices over the first quarter of the prior year. The increases brought the average selling prices back in line with earlier years. New store sales increases were from four Urban stores opened at various times last year and one Anthropologie store opened during the first quarter of this year. Wholesale grew at 8.4% when compared to last year's first quarter.

The gross profit margin during the first quarter ended April 30, 1996 was $17.1 million, up $3.0 million or 21.0% from the prior year quarter of $14.1 million. The dollar increase resulted from the volumes previously described and from an improved gross profit margin percentage of 50.7% up from 50.5% during the same quarter of the prior year. The improved percentage resulted from higher initial mark-ups and lower mark-downs during the quarter from both retail companies, offset by a higher mix of lower margin sales in the Wholesale Company.

Selling, general and administrative expenses during the first quarter ended April 30, 1996 were $12.3 million, up $1.8 million or 17.6% from the prior year of $10.5 million. The dollar increases were almost entirely due to new stores opened. Stated as a percentage of sales, selling, general and administrative expenses decreased to 36.7% from 37.6% in the prior year. Expense leveraging on relatively high growth in comparable store sales provided for the reduced percentage.

Income from operations during the first quarter ended April 30, 1996 was $4.7 million, up $1.1 million or 30.8% from the prior year first quarter of $3.6 million. The Wholesale Company contributed about one third of those earnings.

The effective income tax rate for the quarter of 42% remains unchanged from last year.

Net income during the first quarter ended April 30, 1996 was $2.9 million, up $660,000 or 29.1% from the prior year of $2.3 million. Increased sales volumes, higher gross profit margins and expense leveraging contributed to the net income growth.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $20.8 million at April 30, 1996 from $20.1 million at January 31, 1996. The $688,000 increase in cash and cash equivalents comes from cash from operations of $3.8 million, proceeds from the issuance of common shares of $1.1 million, net growth in short-term payables of $3.8 million, offset by the seasonal growth of inventory and accounts receivable of $(3.3) million, capital expenditures of $(2.3) million and the net purchase of investments of $(2.4) million.

The Company's net working capital increased from $36.5 million at January 31, 1996, to $40.8 million at April 30, 1996. The $4.3 million increase in net working capital was funded by the cash from net income, adjusted up for non-cash charges and the proceeds from the issuance of common shares.

The Company has a $10.0 million revolving line of credit available to facilitate letter of credit transactions and cash advances. Interest on any outstanding balance is payable monthly based on the London Interbank Offered Rate (LIBOR) plus 1/2%. No cash borrowing has ever taken place on this line and, accordingly, no principal amounts were outstanding at January 31, 1996, or April 30, 1996. Outstanding letters of credit totaled $5.3 million and $4.1 million at January 31, 1996, and April 30, 1996, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values. There were no loan balances of any kind at January 31, 1996 or April 30, 1996.

The Company expects that capital expenditures during FY'97 will be approximately $13 million depending upon the number of stores opened, enlarged or improved during the year and the timing of the new distribution center construction. The company believes that existing cash and investments at April 30, 1996, as well as cash from future operations, will be sufficient to meet the Company's cash needs through at least FY'97, FY'98 and FY'99.

                                     PART II

                                OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K
- ------

                  (a)      Exhibits:  Exhibit 11 - Income Per Share Calculation
                                      Exhibit 27 - Financial Data Schedule

                  (b) Reports on Form 8-K: During the quarter ended April 30, 1996, Urban Outfitters filed one current report on Form 8-K. That current report was filed on April 11, 1996 in connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            URBAN OUTFITTERS, INC.
                                            (Registrant)


                                            By: /s/ RICHARD A. HAYNE
                                            ------------------------
                                            Richard A. Hayne,
                                            Chairman of the Board of
                                            Directors





                                            By: /s/ KENNETH K. CLEELAND
                                            ---------------------------
                                            Kenneth K. Cleeland,
                                            Treasurer
                                            (Principal Financial Officer)



Dated:   June 14, 1996