Form 10-Q
period 1996-07-31
URBAN OUTFITTERS INC
filed 1996-09-13
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[ X ]      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly Period Ended July 31, 1996

                                       OF

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from ______________ to ______________

                         Commission File Number 0-16999
                             -----------------------

                             Urban Outfitters, Inc.
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                              23-2003332
    ---------------------------------------            -------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation of Organization)                 Identification No.)


     1809 Walnut Street, Philadelphia, PA                     19103
    ---------------------------------------            -------------------
    (Address of principal executive office)                 (Zip Code)


                                 (215) 564-2313
- -------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


                                       N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___X___    No _______

            Title of Each Class                 Number of Shares Outstanding
              of Common Stock                         at August 31, 1996
 ------------------------------------------     ----------------------------

 Common shares, par value, $.0001 per share               17,518,698

                                      INDEX

                                                                           PAGE



                      PART I  Financial Information


ITEM 1       Financial Statements
- ------
             Consolidated Balance Sheets at July 31, 1996                   2
             (Unaudited) and January 31, 1996

             Consolidated Statements of Income for the three and            3
             six months ended July 31, 1996 and 1995 (Unaudited)

             Consolidated Statements of Cash Flows for the                  4
             six months ended July 31, 1996 and 1995 (Unaudited)

             Notes to Consolidated Financial Statements                     5

ITEM 2       Management's Discussion and Analysis of Financial            6 - 9
- ------
             Condition and Results of Operations



                      PART II  Other Information


ITEM 6       Exhibits and Reports on Form 8-K                              10
- ------


SIGNATURES                                                                 11

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                         JULY 31, 1996    JANUARY 31, 1996
                                                                          (UNAUDITED)         (AUDITED)
                                                                            -------            -------
                                     Assets
Current assets:
   Cash and cash equivalents .........................................      $13,755            $20,095
   Marketable securities .............................................        8,799              9,499
   Accounts receivable, net of allowance for
      doubtful accounts of $650 and $531 at July 31, 1996
      and January 31, 1996, respectively .............................        3,943              1,573
   Inventory .........................................................       16,295             10,477
   Prepaid expenses and other current assets .........................        7,296              4,915
                                                                            -------            -------
Total current assets .................................................       50,088             46,559

Property and equipment, less accumulated depreciation and amortization       19,327             16,690
Marketable securities ................................................       12,433              6,247
Other assets .........................................................        1,982              1,621
                                                                            -------            -------
                                                                            $83,830            $71,117
                                                                            =======            =======

                      Liabilities and shareholders' equity
Current liabilities:
   Accounts payable ..................................................      $ 9,985            $ 6,898
   Accrued expenses and other current liabilities ....................        4,099              3,174
                                                                            -------            -------
Total current liabilities ............................................       14,084             10,072

Accrued rent and other liabilities ...................................        1,835              1,593
                                                                            -------            -------
Total liabilities ....................................................       15,919             11,665
                                                                            -------            -------
Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued ..         --                 --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,505,966 and 17,080,372 issued at July 31, 1996 and January 31, 1996,
      respectively ...................................................            1                  1
   Additional paid-in capital ........................................       20,100             17,417
   Retained earnings .................................................       47,810             42,034
                                                                            -------            -------
Total shareholders' equity ...........................................       67,911             59,452
                                                                            -------            -------
                                                                            $83,830            $71,117
                                                                            =======            =======

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (UNAUDITED)



                                                     Three Months Ended July 31              Six Months Ended July 31
                                                       1996               1995               1996               1995
                                                   -----------        -----------        -----------        -----------
Net Sales                                          $    35,898        $    29,881        $    69,532        $    57,801
Cost of Sales                                           17,496             14,797             34,066             28,610
                                                   -----------        -----------        -----------        -----------
          Gross profit                                  18,402             15,084             35,466             29,191
Selling, general and administrative expenses            13,743             11,383             26,086             21,883
                                                   -----------        -----------        -----------        -----------
          Income from operations                         4,659              3,701              9,380              7,308
Interest (income), net                                    (355)              (309)              (725)              (597)
Other expenses (income), net                               123                 38                189                 25
                                                   -----------        -----------        -----------        -----------
          Income before income taxes                     4,891              3,972              9,916              7,880
Income tax expense                                       2,042              1,668              4,140              3,310
                                                   -----------        -----------        -----------        -----------
          Net income                                     2,849              2,304              5,776              4,570
                                                   ===========        ===========        ===========        ===========

Net income per common share                        $       .16        $       .13        $       .33        $       .26
                                                   ===========        ===========        ===========        ===========

Weighted average common shares outstanding          17,831,946         17,620,656         17,759,373         17,605,068
                                                   ===========        ===========        ===========        ===========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                           SIX MONTHS ENDED JULY 31
                                                                           ------------------------
                                                                          (UNAUDITED)    (UNAUDITED)

                                                                             1996           1995
                                                                           --------       --------
Cash flows from operating activities:
   Net Income                                                              $  5,776       $  4,570
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                           1,682          1,387
      Provision for losses on accounts receivable                               119             73
      Changes in assets and liabilities:
         Increase in receivables                                             (2,489)        (2,667)
         Increase in inventory                                               (5,819)        (3,350)
         (Increase)/decrease in prepaid expenses and other assets              (742)            50
         Increase in payables, accrued expenses and other liabilities         4,254            389
                                                                           --------       --------
   Net cash (used) provided by operating activities                           2,781            452
                                                                           --------       --------

Cash flows from investing activities:
   Capital expenditures                                                      (4,319)        (3,177)
   Purchase of investments held-to-maturity                                 (14,096)        (1,592)
   Purchase of investments available-for-sale                                (1,750)             0
   Maturities of investments held-to-maturity                                 6,499          3,706
   Sale of investments available-for-sale                                     3,861              0
                                                                           --------       --------
   Net cash used in investing activities                                     (9,805)        (1,063)
                                                                           --------       --------

Cash flows from financing activities:
   Exercise of stock options                                                    684            153
   Purchase of common shares                                                      0            (73)
                                                                           --------       --------
   Net cash used in financing activities                                        684             80
                                                                           --------       --------

Decrease in cash and cash equivalents                                        (6,340)          (531)

Cash and cash equivalents at beginning of period                             20,095          9,109
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $ 13,755       $  8,578
                                                                           ========       ========

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

2.       Marketable Securities

Marketable securities are classified as follows:

                                             July 31, 1996     January 31, 1996
                                             -------------     ----------------
Current portion
   Held-to-maturity....................         $ 7,999            $ 6,588
   Available-for-sale..................             800              2,911
                                                -------            -------
                                                  8,799              9,499
                                                -------            -------
Noncurrent portion
   Held-to-maturity....................          12,433              6,247
                                                -------            -------
Total marketable securities    ........         $21,232            $15,746
                                                =======            =======

3.       Stock Split

On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two for one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. All applicable shares and per share data have been adjusted for the split.

4.       Additional Information

During the quarter, the Company opened a new Anthropologie store in New York City and, subsequent to the quarter, opened another Anthropologie store in Santa Monica, CA.

                                     PART I

ITEM 2            Management's Discussion and Analysis of Financial Condition
- ------            and Results of Operations


GENERAL

Total Company sales growth in the second quarter and the first six months of this fiscal year was 20 percent for both periods. This compares to the same prior year periods of 23 percent and 22 percent, respectively. While relatively the same growth rates, the source of the growth varies considerably. In the prior year, sales growth was almost entirely from new stores opened in Urban Retail with little contribution from comparable store sales and no contribution from Wholesale. Conversely, sales growth in the second quarter and the first six months of this year was from comparable store sales growth of 9.0 percent and
10.4 percent, respectively, from new store openings in Anthropologie and comparative Wholesale sales growth of 15.9 percent and 11.6 percent for the second quarter and six months.

The type of sales growth in the current year for the second quarter and the six months contributed more to earnings than the type of sales growth in the same periods last year. High increases in comparable store sales and in Wholesale led to higher inventory turns, lower markdowns, and higher gross profit margins. Growth in comparable store sales and in Wholesale are subjected to much lower variable expenses, and therefore, preserve more gross profit to operating profit and net increase. In contrast, last year's sales growth was primarily from new stores which did not create higher turns and, indeed, burdened gross profit with a full range of new store operating expenses. Notwithstanding these favorable trends, the second quarter saw a slight increase in operating expenses as a percentage of sales due to Anthropologie's current higher expense to sales ratio and its accelerated growth. This .18 percent growth represents a $37,646.00 reduction in net income. These trends are reflected in the percentage to sales figures shown below.

Last year, comparable store sales growth in the third and fourth quarters were 5 percent and 3 percent, respectively. Looking ahead, selling against these higher levels combined with delayed openings of new Urban Retail stores will put some pressure on earnings growth in the third and fourth quarter. Helping to offset those pressures are Wholesale bookings that, at this date, are running ahead of last year and plan.

Store openings and the timing of those openings will continue to be a risk due to the nature of the stores, and management's very deliberate style in selecting locations and in completing lease negotiations.

RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the month. For example, fiscal year 1996 will end on January 31, 1996. This discussion of results of operations covers the second quarter and the first six months of FY97 and FY96.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table which follows.


                                     SECOND QUARTER ENDED          SIX MONTHS ENDED
                                            JULY 31                    JULY 31

                                      1996          1995          1996          1995
                                     -----         -----         -----         -----
Net sales                            100.0%        100.0%        100.0%        100.0%
Cost of goods sold                    48.7%         49.5%         49.0%         49.5%
Gross profit                          51.3%         50.5%         51.0%         50.5%
Selling, general and
  administrative expenses             38.3%         38.1%         37.5%         37.9%
                                     -----         -----         -----         -----
Income from operations                13.0%         12.4%         13.5%         12.6%
Net interest & other income             .6%           .9%           .8%          1.0%
                                     -----         -----         -----         -----
Income before income taxes            13.6%         13.3%         14.3%         13.6%
Income tax expense                     5.7%          5.6%          6.0%          5.7%
                                     -----         -----         -----         -----
Net income                             7.9%          7.7%          8.3%          7.9%
                                     =====         =====         =====         =====


                   SECOND QUARTER ENDED JULY 31, 1996 COMPARED
                    TO THE SECOND QUARTER ENDED JULY 31, 1995

Net sales increased during the second quarter ended July 31, 1996 to $35.9 million, up 20.1 percent from $29.9 million during the same period of the prior year. The $6.0 million increase over the prior year's second quarter was split among comparable store sales increases of $2.2 million, sales from stores opened less than 13 months and new stores of $3.0 million, and Wholesale sales growth of $.8 million. The increases in part relate to increases in average selling prices at retail and very good consumer acceptance of the products offered at Retail and at Wholesale.

Gross profit during the second quarter ended July 31, 1996 was $18.4 million, up $3.3 million or 22.0 percent from the prior year quarter. The dollar increase resulted from the volumes described above and improved Retail gross profit margin percentages due to initial markup increases and lower markdowns. Wholesale gross profit margins were down in the second quarter when compared to the same quarter in the prior year. The reason for the decline was higher growth of a lower gross profit margin product line compared to the growth of other product lines.

Selling, general and administrative expenses during the second quarter ended July 31, 1996 were $13.7 million, up $2.4 million or 20.7 percent from the prior year quarter. These dollar increases were attributed to new stores opened, enlarged stores, and investments in people and systems necessary to manage the planned sales growth, particularly in Anthropologie. Stated as a percentage of sales, selling, general and administrative expenses increased to 38.3 percent from 38.1 percent in the prior year. As previously mentioned, the increase represents an after tax effect of $37 thousand and is due to the growth of Anthropologie.

Income from operations during the second quarter ended July 31, 1996 was $4.7 million, up $1 million or 25.9 percent from the prior year's second quarter.

The effective income tax rate for the quarter of 42 percent remains unchanged from last year.

Net income during the second quarter ended July 31, 1996 was $2.8 million, up $545,000 or 23.7 percent from the prior year.


                         SIX MONTHS ENDED JULY 31, 1996
                 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1995

Net sales increased during the six months ended July 31, 1996 to $69.5 million, up 20.3 percent from $57.8 million during the same period last year. The $11.7 million increase over the prior year's first six months was split among comparable store sales increase of $4.6 million, sales from stores opened less than 13 months and new stores of $5.7, and Wholesale sales growth of $1.4 million. The increases relate to increases in average selling prices at retail and very good consumer acceptance of the products offered at Retail and at Wholesale.

Gross profit during the six months ended July 31, 1996 was $35.5 million, up $6.3 million from the same prior year period, a 21.5 percent increase. The dollar increases come from the volume increases previously described and improved Retail gross profit margin percentages due to initial markup increases and lower markdowns. Wholesale gross profit margins were down in the six months when compared to the same six months in the prior year. The reason for the decline was higher growth of a lower gross profit margin product line compared to the growth of other product lines.

Selling, general and administrative expenses during the six months ended July 31, 1996 were $26.1 million, up $4.2 million or 19.2 percent from the same period in the prior year. These dollar increases were attributed to newly opened and enlarged stores and investments in people and systems necessary to manage the sales growth in comparable stores, particularly in Anthropologie. Stated as a percentage of sales, selling, general and administrative expenses decreased to
37.5 percent from 37.9 percent during the six months compared to the same period in the preceding year. The percent to sales improvement results from leveraging on high comparable stores sales, new stores, and Wholesale sales growth.

Income from operations during the six months ended July 31, 1996 was $9.4 million, up $2.1 million or 28.3 percent from the same period in the prior year.

The effective income tax rate for the six months of 42 percent remains unchanged from last year.

Net income during the six months ended July 31, 1996 was $5.8 million, up $1.2 million or 26.4 percent from the same period in the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $6.3 million to $13.8 million at July 31, 1996 from $20.1 million at January 31, 1996. This decrease was primarily a result of a $4.3 million increase in leasehold improvements, other capital assets and the new Distribution Center. Additionally, cash of $5.5 million was used to purchase marketable securities. Offsetting these uses of cash was $.7 million received from the exercise of stock options and cash from operating activities of $2.8 million.

The Company's net working capital decreased from $36.5 million at January 31, 1996 to $36.0 million at July 31, 1996. The $.5 million decrease in net working capital during the six month period ended July 31, 1996 results primarily from the use of cash and short term marketable securities to purchase long term marketable securities and property and equipment.

The Company maintains a line of credit of $10.0 million which is available for any combination of cash borrowing or letters of credit. The line is unsecured and any cash borrowing under the line would accrue interest at the LIBOR rate plus 1/2 of one percent. The Company uses international letters of credit to purchase private label merchandise and merchandise for the Wholesale Company. Outstanding balances of letters of credit at January 31, 1996 and at July 31, 1996 were $5.3 million and $4.3 million, respectively. The Company has never borrowed against the available cash line of credit. The last long-term borrowing was paid down to zero during the second quarter of fiscal 1994. There were no loan balances at January 31, 1996 or July 31, 1996.

The Company expects that capital expenditures during FY97 will be approximately $10 million depending upon the number of stores opened and stores enlarged or improved during the year. In future years, the Company expects to invest an amount equal to or greater than that figure, again depending on new and existing store plans. The Company believes that existing cash, marketable securities at July 31, 1996, and cash from future operations will be sufficient to meet the Company's cash needs for at least the next three years.

                                     PART II

                                OTHER INFORMATION


ITEM 6            Exhibits and Reports on Form 8-K
- ------

                  (a)      Exhibits: Income Per Share Calculation

                  (b)      Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          URBAN OUTFITTERS, INC.
                                          (Registrant)


                                          By: /s/  Richard A. Hayne
                                              ---------------------------------
                                               Richard A. Hayne
                                               Chairman of the Board of
                                               Directors





                                          By: /s/  Kenneth K. Cleeland
                                              ---------------------------------
                                              Kenneth K. Cleeland
                                              Treasurer
                                              (Chief Financial Officer)


Dated: September 13, 1996