Form 10-Q
period 1996-09-30
URBAN OUTFITTERS INC
filed 1996-12-13
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly Period Ended
       October 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                         Commission File Number 0-16999
                             -----------------------

                             Urban Outfitters, Inc.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                        23-2003332
  -------------------------------                         -------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation of Organization)                         Identification No.)


  1809 Walnut Street, Philadelphia, PA                          19103
 ---------------------------------------                     ----------
 (Address of principal executive office)                     (Zip Code)

                                 (215) 564-2313
               ---------------------------------------------------
               (Registrant's telephone number including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                               Yes  X       No
                                  -----       -----

          Title of Each Class                      Number of Shares Outstanding
           of Common Stock                             at November 30, 1996
            ---------------                        ----------------------------

Common shares, par value, $.0001 per share                 17,528,698

                                      INDEX

                                                                           PAGE
                                                                           ----

                    PART I           Financial Information


ITEM 1       Financial Statements
------
             Consolidated Balance Sheets at October 31, 1996                2
             (Unaudited) and January 31, 1996

             Consolidated Statements of Income for the three and            3
             nine months ended October 31, 1996 and 1995 (Unaudited)

             Consolidated Statements of Cash Flows for the                  4
             nine months ended October 31, 1996 and 1995 (Unaudited)

             Notes to Consolidated Financial Statements                     5

ITEM 2       Management's Discussion and Analysis of Financial            6 - 9
------       Condition and Results of Operations



                      PART II          Other Information


ITEM 6       Exhibits and Reports on Form 8-K                              10
------


SIGNATURES                                                                 11

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                       OCTOBER 31, 1996  JANUARY 31, 1996
                                                                         (UNAUDITED)        (AUDITED)


                                     Assets
Current assets:
   Cash and cash equivalents                                                $13,512          $20,095
   Marketable securities                                                      9,968            9,499
   Accounts receivable, net of allowance for
      doubtful accounts of $701 and $531 at October 31, 1996
      and January 31, 1996, respectively                                      5,862            1,573
   Inventory                                                                 18,732           10,477
   Prepaid expenses and other current assets                                  5,636            4,915
                                                                            -------          -------
Total current assets                                                         53,710           46,559

Property and equipment, less accumulated depreciation and amortization       22,851           16,690
Marketable securities                                                        12,711            6,247
Other assets                                                                  2,046            1,621
                                                                            -------          -------
                                                                            $91,318          $71,117
                                                                            =======          =======

                      Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                         $12,135          $ 6,898
   Accrued expenses and other current liabilities                             4,290            3,174
                                                                            -------          -------
Total current liabilities                                                    16,425           10,072

Accrued rent and other liabilities                                            2,053            1,593
                                                                            -------          -------
Total liabilities                                                            18,478           11,665
                                                                            -------          -------

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued              --               --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,528,698 and 17,080,372 issued at October 31, 1996 and January 31, 1996,
      respectively                                                                1                1
   Additional paid-in capital                                                20,398           17,417
   Retained earnings                                                         52,441           42,034
                                                                            -------          -------
Total shareholders' equity                                                   72,840           59,452
                                                                            -------          -------
                                                                            $91,318          $71,117
                                                                            =======          =======

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                    Three Months Ended October 31           Nine Months Ended October 31
                                                        1996               1995               1996               1995
                                                        ----               ----               ----               ----
Net sales                                         $     44,884       $     38,842       $    114,416       $     96,642
Cost of sales                                           22,413             19,239             56,479             47,848
                                                  ------------       ------------       ------------       ------------
          Gross profit                                  22,471             19,603             57,937             48,794
Selling, general and administrative expenses            14,870             12,677             40,956             34,559
                                                  ------------       ------------       ------------       ------------
          Income from operations                         7,601              6,926             16,981             14,235
Interest income, net                                       394                318              1,119                915
Other income (expenses), net                               (44)               (92)              (234)              (118)
                                                  ------------       ------------       ------------       ------------
          Income before income taxes                     7,951              7,152             17,866             15,032
Income tax expense                                       3,319              3,004              7,459              6,313
                                                  ------------       ------------       ------------       ------------
          Net income                              $      4,632       $      4,148       $     10,407       $      8,719
                                                  ============       ============       ============       ============

Net income per common share                       $        .26       $        .23       $        .59       $        .49
                                                  ============       ============       ============       ============

Weighted average common shares outstanding          17,840,541         17,630,726         17,786,429         17,613,620
                                                  ============       ============       ============       ============


                             See accompanying notes

                                              URBAN OUTFITTERS, INC.
                                       Consolidated Statements of Cash Flows
                                                  (in thousands)
                                                    (Unaudited)


                                                                         NINE MONTHS ENDED OCTOBER  31
                                                                             1996           1995
                                                                             ----           ----
Cash flows from operating activities:
   Net income                                                              $ 10,407       $  8,719
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                           2,613          2,132
      Provision for losses on accounts receivable                               170            (20)
      Changes in assets and liabilities:
         Increase in receivables                                             (4,459)        (2,982)
         Increase in inventory                                               (8,255)        (4,712)
         (Increase)decrease in prepaid expenses and other assets              1,028           (344)
         Increase in payables, accrued expenses and other liabilities         6,813          2,291
                                                                           --------       --------
   Net cash provided by operating activities                                  8,317          5,084
                                                                           --------       --------

Cash flows from investing activities:
   Capital expenditures                                                      (8,774)        (4,222)
   Purchase of investments held-to-maturity                                 (18,713)        (5,246)
   Purchase of investment available-for-sale                                 (2,350)            --
   Maturities of investments held-to-maturity                                 9,894          7,236
   Sale of investments available-for-sale                                     4,236             --
                                                                           --------       --------
   Net cash used in investing activities                                    (15,707)        (2,232)
                                                                           --------       --------

Cash flows from financing activities:
   Exercise of stock options                                                    807            466
   Purchase of common shares                                                     --            (73)
                                                                           --------       --------
   Net cash provided by financing activities                                    807            393
                                                                           --------       --------

Increase(decrease) in cash and cash equivalents                              (6,583)         3,245

Cash and cash equivalents at beginning of period                             20,095          9,109
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $ 13,512       $ 12,354
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

2.       Marketable Securities

Marketable securities are classified as follows:

                                        October 31, 1996      January 31, 1996
                                        ----------------      ----------------
Current portion
   Held-to-maturity..................        $ 8,868               $ 6,588
   Available-for-sale................          1,100                 2,911
                                          ----------             ---------
                                               9,968                 9,499
                                           ---------             ---------
Noncurrent portion
   Held-to-maturity..................         12,711                 6,247
                                            --------             ---------

Total marketable securities..........        $22,679               $15,746
                                             =======               =======


3.       Stock Split

On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two-for-one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. All applicable shares and per share data have been adjusted for the split.


4.       Additional Information

During the third quarter, the Company opened new Anthropologie stores in Newport Beach and Santa Monica, California. Subsequent to the third quarter, the Company opened Urban Retail stores in Montreal and Toronto, Canada, and another Anthropologie store in Chicago, Illinois.

                                     PART I

ITEM 2            Management's Discussion and Analysis of Financial Condition
------            and Results of Operations


GENERAL

Sales growth for the total Company during the third quarter and nine months ended October 31, 1996 compared to the same prior year periods was up 16 percent and 18 percent, respectively. The Wholesale Company's sales increased 44.8 percent during the third quarter and 23.4 percent for the nine-months. Retail comparable store sales slowed during the third quarter to a negative 1.9 percent. The nine-month period finished with a positive comparable store sales growth of 5.7 percent. Four new Anthropologie stores were added during the nine months ended October 31, 1996. No new Urban Retail stores were opened during that time.

Management believes that several factors combined to lead to the third quarter comparable store sales decline. Among those are: the third quarter last year was the strongest "comping" quarter; there was not enough transitional merchandise linking summer and fall; Back-to-School and early fall merchandise was too concentrated, and to some extent, missed certain fashion changes; and finally, several merchandise classifications did not have enough inventory throughout the quarter. Efforts are underway to get the inventory properly balanced. Adding to the sales issue is a shorter holiday season.

Management expects the fourth quarter to benefit from the continuing positive trends in the Wholesale business, and the opening of the eighth Anthropologie store (in Chicago, the fifth opening this year) and the opening of two new Urban Retail stores in Montreal and Toronto in early December. Retail comparable store sales, on the other hand, remain below plan and, if not improved during the fourth quarter, will offset those benefits.

RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the month. For example, fiscal year 1997 will end on January 31, 1997. This discussion of results of operations covers the third quarter and the first nine months of fiscal 97 and fiscal 96.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The discussion should be read in conjunction with the following table.


                                       THIRD QUARTER ENDED                      NINE MONTHS ENDED
                                             OCTOBER 31                            OCTOBER 31
                                      ----------------------                 -----------------------
                                      1996             1995                   1996             1995
                                      ----             ----                   ----             ----
Net sales                            100.0%           100.0%                 100.0%           100.0%
Cost of goods sold                    49.9%            49.5%                  49.4%            49.5%
Gross profit                          50.1%            50.5%                  50.6%            50.5%
Selling, general and
  administrative expenses             33.1%            32.6%                  35.8%            35.8%
                                     ------          ------                  ------           ------
Income from operations                17.0%            17.8%                  14.8%            14.7%
Net interest and other income           .8%              .6%                    .8%              .8%
                                     ------          ------                  ------           ------
Income before income taxes            17.7%            18.4%                  15.6%            15.6%
Income tax expense                     7.4%             7.7%                   6.5%             6.5%
                                     ------          ------                  ------           ------
Net income                            10.3%            10.7%                   9.1%             9.0%
                                     ======           ======                 ======           ======



                  THIRD QUARTER ENDED OCTOBER 31, 1996 COMPARED
                   TO THE THIRD QUARTER ENDED OCTOBER 31, 1995

Net sales increased during the third quarter ended October 31, 1996 to $44.9 million, up 15.6 percent from the same period in the prior year. $3.7 million of the $6.1 million increase was attributable to newly opened and enlarged stores; comparable store sales were down $.6 million while the Wholesale Company contributed $3.0 million to the third quarter sales growth.

Gross profit during the third quarter ended October 31, 1996 was $22.5 million, up $2.9 million or 14.6 percent from the prior year quarter. The dollar increase resulted from the volume increases previously described. The gross profit margin percentage to sales decreased to 50.1 percent during the third quarter of this year from 50.5 percent last year. All three companies' gross profit margin percentages improved during the third quarter. However, the total percentage decline was due to a higher sales mix of Anthropologie and Wholesale, both of which have lower gross profit margin percentages than Urban Retail.

Selling, general and administrative expenses during the third quarter ended October 31, 1996 were $14.9 million, up $2.2 million or 17.3 percent from the prior year quarter. These dollar increases were attributed to new stores opened, enlarged stores and investments in people and systems necessary to manage the planned sales growth, particularly in Anthropologie. Stated as a percentage of sales, selling, general and administrative expenses increased slightly to 33.1 percent from 32.6 percent in the third quarter of the prior year. Both Wholesale and Anthropologie leveraged expenses on higher sales growth. Urban Retail, with lower sales growth, experienced expense growth in dollars and in percentage.

Income from operations during the third quarter of fiscal 97 was $7.6 million, up from $6.9 million in the prior year's third quarter. The Wholesale Company experienced the most significant operating profit growth during the quarter.

The effective income tax rate for the third quarter of 42 percent remains unchanged from last year.

Net income during the third quarter of fiscal 97 was $4.6 million, up $.5 million or 11.7 percent from the prior year's third quarter.


                       NINE MONTHS ENDED OCTOBER 31, 1996
               COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1995

Net sales increased during the nine months ended October 31, 1996 to $114.4 million, up 18.4 percent from $96.6 million during the same period of the prior year. The nine-month-to-nine-month $17.8 million increase was provided by sales from newly opened and enlarged stores of $9.2 million, comparable store sales increases of $4.2 million (a 5.7 percent increase) and increases from the Wholesale Company of $4.4 million.

Gross profit during the nine months ended October 31, 1996 was $57.9 million, up $9.1 million (an 18.7 percent increase) from the same prior year period of $48.8 million. The dollar increases resulted from the sales volume growth previously described. The gross profit margin percentage to sales improved slightly to 50.6 percent from 50.5 percent during the nine-month period last year.

Selling, general and administrative expenses during the nine months ended October 31, 1996 were $41.0 million, up $6.4 million or 18.5 percent from the same period in the prior year. These dollar increases were attributed to newly opened and enlarged stores and investments in people and systems necessary to manage the sales growth in Urban Retail, Anthropologie and in Wholesale. Stated as a percentage of sales, selling, general and administrative expenses were flat at 35.8 percent during the nine-month periods of both years.

Income from operations during the nine months ended October 31, 1996 was $17.0 million, up $2.7 million or 19.3 percent from the same period in the prior year. The Wholesale Company contributed $.6 million to the growth during the nine-month period.

The effective income tax rate for the nine months ended October 31, 1996 of 42 percent remains unchanged from last year.

Net income during the nine months ended October 31, 1996 was $10.4 million, up $1.7 million or 19.4 percent from the same period in the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $13.5 million at October 31, 1996 from $20.1 million at January 31, 1996. The $6.6 million net decrease results from an increase in cash from operating activity of $8.3 million, and net issuance of common stock of $807,000, offset by capital expenditures of $8.8 million and net purchases of investments of $6.9 million.

The Company's net working capital increased from $36.5 million at January 31, 1996 to $37.2 million at October 31, 1996. The $.7 million increase in net working capital during the nine-month period ended October 31, 1996 results from net income of $10.4 million and stock options exercised and tax benefits from those exercised of $3.0 million, offset by investments in long-term marketable securities purchased of $6.5 million and net property and equipment purchased of $6.2 million.

The Company maintains a line of credit of $10.0 million which is available for any combination of cash borrowing or letters of credit. The line is unsecured and any cash borrowing under the line would accrue interest at the LIBOR rate plus 1/2 of one percent. The Company uses international letters of credit to purchase private label merchandise and merchandise for the Wholesale Company. Outstanding balances of letters of credit at January 31, 1996 and at October 31, 1996 were $5.3 million and $3.1 million, respectively. The Company has never borrowed against the available cash line of credit. There were no loan balances at January 31, 1996 or October 31, 1996.

The Company expects that capital expenditures during fiscal 97 will be approximately $10.0 million depending upon the number of stores opened, enlarged or improved during the year. In future years, the Company expects to invest amounts greater than that figure, again depending on new and existing stores opened or expanded. The Company believes that existing cash, marketable securities at October 31, 1996 and cash from future operations will be sufficient to meet the Company's cash needs for at least the next three years.

                                     PART II

                                OTHER INFORMATION


ITEM 6            Exhibits and Reports on Form 8-K
------

                  (a)      Exhibits: Income Per Share Calculation

                  (b)      Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              URBAN OUTFITTERS, INC.
                                              (Registrant)


                                              By: /s/ Richard A. Hayne
                                                 ------------------------------
                                                      Richard A. Hayne
                                                      Chairman of the Board of
                                                      Directors





                                              By: /s/ Kenneth K. Cleeland
                                                 ------------------------------
                                                      Kenneth K. Cleeland
                                                      Treasurer
                                                      (Chief Financial Officer)



Dated: December 13, 1996