Form 10-K
period 1997-01-31
URBAN OUTFITTERS INC
filed 1997-04-21
CIK 912615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1997

                           Commission File No. 0-16999

                             URBAN OUTFITTERS, INC.
             (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                    23-2003332
------------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


                   1809 Walnut Street, Philadelphia, PA 19103
                   ------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (215) 564-2313
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                         Common Shares, $.0001 par value
                         -------------------------------
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           17,528,698 Common Shares were outstanding at April 4, 1997

     The aggregate market value of voting shares held by non-affiliates at April 4, 1997 was $96,280,168

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders -- Part III.

                                TABLE OF CONTENTS



                                     PART I


Item 1.    Business........................................................   3

Item 2.    Properties......................................................   7

Item 3.    Legal Proceedings...............................................  10

Item 4.    Submission of Matters to a Vote of Security Holders.............  10


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.............................................  11

Item 6.    Selected Financial Data.........................................  12

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................  13

Item 8.    Financial Statements and Supplementary Data.....................  18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................  18


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............  19

Item 11.   Executive Compensation..........................................  21

Item 12.   Security Ownership of Certain Beneficial Owners and Management..  21

Item 13.   Certain Relationships and Related Transactions..................  21


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 22


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................F-1

FINANCIAL STATEMENT SCHEDULES...............................................S-1

                                   ----------

As used in this Report on Form 10-K, "fiscal 1993," "fiscal 1994," "fiscal 1995," "fiscal 1996" and "fiscal 1997" refer to the Company's fiscal years ended January 31 in each of those fiscal years.

                                     PART I


Item 1. Business

General

     Urban Outfitters, Inc. ("Urban Outfitters" or the "Company") is an innovative specialty retailer and wholesaler which offers a variety of lifestyle merchandise to highly defined customer niches. The Company's unique concept forms the basis for its two retail divisions ("Urban Retail" and "Anthropologie"), each of which sells a broad array of fashion apparel, accessories and household and gift merchandise in an exciting and dynamic retail environment. The Company's wholesale subsidiary ("Wholesale") designs and markets young women's casual wear which it provides to the Company's retail operations and sells to over 2,000 better specialty stores worldwide.

     Founded and originally operated by a predecessor partnership, the Company opened its first store in 1970 near the University of Pennsylvania campus in Philadelphia. The Company was incorporated in Pennsylvania in 1976, and opened its second store in Harvard Square, Cambridge, Massachusetts in 1980. The Company has since expanded to 25 Urban Retail stores in 18 metropolitan areas throughout the United States and Canada. The Company has opened eight Anthropologie stores in eight metropolitan areas most of which overlap the Urban Retail areas. The Company is in the process of identifying new retail locations, negotiating new leases and planning to accelerate its rate of new store openings in the coming years.

          Urban Retail: Urban Retail has established a strong reputation among urban, style-conscious young adults aged 18 to 30. Urban Retail stores, which average approximately 10,000 net selling square feet and carry 50,000 to 60,000 SKUs, are typically located near large universities or other youth enclaves. The Company's lifestyle merchandise offerings include women's and men's fashion apparel, footwear and accessories and apartment wares and gifts. Urban Retail accounted for approximately 69.3% and 76.8% of the Company's net sales in fiscal 1997 and in fiscal 1996, respectively.

          Anthropologie: Anthropologie, the Company's second retail format, mirrors Urban Retail but tailors its merchandise and shopping environment to appeal to an older, more established suburban customer, typically women aged 25 to 45. The Company opened its first Anthropologie store in a suburb of Philadelphia in October 1992. Anthropologie stores average approximately 9,000 net selling square feet and carry 20,000 to 25,000 SKUs with a greater emphasis on home. The stores are typically located in affluent suburban locations. A few very special urban locations, such as Soho in New York City, will be part of the mix. Product offerings include women's casual apparel and accessories, home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Anthropologie accounted for approximately 6.9% and 12.6% of the Company's net sales in fiscal 1996 and in fiscal 1997, respectively. Anthropologie has a totally separate senior management group, buying staff, visual merchandising group and operation management. It shares, with the other companies, distribution, MIS, inventory management, sales audit, control/accounting and administration.

          Wholesale: Wholesale was established in 1984 to develop, side by side with Urban Retail, apparel lines of young women's casual wear that could be effectively sold in the Urban Retail stores at attractive pricing to the retail customers. In order to provide the "attractive" prices, minimum production lots are necessary. In order to reach these production minimums Wholesale sells to other retailers throughout the United States. The Wholesale design and production staffs have expanded their involvement by designing and producing private label merchandise categories such as apartment wares, gifts, accessories and shoes.

     While continuing its role with Urban Retail and Anthropologie, Wholesale also sells its products to over 2,000 better specialty stores worldwide under five labels: Free People, Ecote, Anthropologie, Co-Operative and Bulldog. Wholesale accounted for approximately 16.3% and 18.1% of the Company's net sales in fiscal 1996 and in fiscal 1997, respectively. Like Anthropologie and Urban Retail, Wholesale has its own senior and creative management while sharing those previously identified support services.

     The Company's home offices occupy about 18,000 square feet at 1809 Walnut Street, Philadelphia, Pennsylvania, adjacent to the Urban Retail store at 1801 Walnut Street.


Retail Strategy

     The Company's overall retailing strategy is to concentrate on its target customers and offer a wide assortment of distinctive products in a compelling shopping environment. By executing this strategy, the Company believes that it has successfully captured and developed unique market niches. Elements of this strategy include:

     o    Locating Stores in Destination Areas

     o    Creating Highly Differentiated Store Environments

     o    Offering a Broad Merchandise Selection

     o    Emphasizing Dynamic Visual Merchandising


Store Expansion Strategy

     The Company strategy is to open three to four new stores each year for both retail concepts. In fiscal 1997, Urban Retail opened two new stores while Anthropologie opened five.

     In selecting new Urban Retail store sites, the Company typically looks for locations in metropolitan areas with high concentrations of its target customers. The Company anticipates that the majority of new Urban Retail stores will continue to be located near large universities or other youth enclaves with high levels of foot traffic. The majority of new Anthropologie stores are expected to be located in the affluent suburban areas in which its target customers live.


Company Operations

     Purchasing: The Company purchases its retail merchandise from numerous domestic and foreign vendors. During fiscal 1997, the Company's ten largest retail suppliers, excluding wholesale and in-house private label products, accounted for approximately 16% of its purchases. The spread of the ten suppliers is from 0.9% to 3.4% with a mode of 1.1%. The Company may be the largest customer for many of its smaller, niche vendor sources.

     Distribution: In October 1996, the Company completed construction and occupied its new 100,000-square-foot distribution center. The majority of merchandise purchased by Urban Retail, Anthropologie, and Wholesale is shipped directly to this facility. The facility has an advanced computerized materials handling system, is expandable within its current "footprint" and can be doubled in size as future needs arise. The 100,000-square-foot structure is expected to provide distribution capability through the year 2002. The facility is owned by the Company and is approximately 60 miles from the home office in Philadelphia. Due to its proximity to the former distribution center, most of the original work force retained their positions when the move was executed. After a brief shakedown period, in which a few minor problems were experienced, productivity grew significantly and continues to do so.

     As the Company grows on the West Coast, it will likely add a small distribution facility in the California/Nevada area. The Company currently uses third-party distribution in Canada and in Europe.

     Management Information Systems: Very early in the Company's growth, management recognized the need for high-quality information in order to manage the merchandise planning/buying, inventory management and control functions. The Company invested in a retail software package that it believes continues to be one of the best available. The Company is one of the smallest retailers to have implemented this package. The Company utilizes Point of Sale ("POS") register and polling systems which provide for register efficiencies, improved customer checkout and overnight polling.

     To manage its separate needs, Wholesale uses a software system for customer service, order entry and allocations, production planning and inventory management.

     Inventory and Shrinkage Control: The Company's inventory management system enables it to efficiently manage its inventory position. This system provides management with accurate and timely information about inventory, pricing, costing, markdowns, markups, transfers, damages, sales and perpetual inventory levels. The system allows these items to be monitored by SKU, by location and by day.

     The Company believes its shrinkage levels are below the industry average despite many store locations in typically higher theft areas. Merchandise shrinkage control begins at the distribution center with the Company's information systems, internal employee procedures and self-auditing controls. The Company educates and incentivizes store employees to actively participate in loss prevention, and believes that its store employees are the most effective deterrent to both internal and external theft.


Competition

     The specialty retail and wholesale apparel businesses are highly competitive. Retail competitive factors include store location; merchandise breadth, quality, style, and availability; level of customer service; and price. The Company's retail stores compete against a wide variety of smaller, independent specialty stores as well as department stores and national specialty chains. Wholesale competes with numerous companies, many of whose products have wider distribution than the Company's. Certain of Urban Outfitters' retail and wholesale competitors have greater name recognition and financial and other resources than the Company.


Trademarks and Service Marks

     The Company is the registered owner in the United States of the service marks "Urban Outfitters" and "Anthropologie," and the trademarks
"Anthropologie," "Ecote," "Co-Operative," "Urban Renewal," "Free People," "R.V.," "Slant," "Big Smokey," "Fink," "Lisa L.," "Lip Gloss," and "Shag." U.S. service marks have a term of 20 years, whereas trademarks have a term of 10 years.

     Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. Accordingly, unless renewed, the marks will expire as follows:

Urban Outfitters(sm)        2005                  R.V.(TM)               2005
Anthropologie(sm)           2013                  Slant(TM)              2005
Anthropologie(TM)           2000                  Big Smokey(TM)         2006
Ecote(TM)                   2000                  Fink(TM)               2006
Co-Operative(TM)            2002                  Lisa L.(TM)            2006
Urban Renewal(TM)           2003                  Lip Gloss(TM)          2007
Free People(TM)             2004                  Shag(TM)               2007

     In addition, the Company currently has pending registration applications with the Trademark Office covering the trademarks "Bulldog Guaranteed Tough," "Cultural Studies," "365 Days," "Gert's," and "Stappleford." The Company is also the owner of several international service marks and trademarks which have been registered in Argentina, Australia, Benelux, Brazil, Canada, Chile, the Czech Republic, France, Germany, Hong Kong, Italy, Japan, Mexico, Spain, Sweden, Switzerland, Taiwan and the UK. Applications for trademarks have been filed in several other countries as well.

     In the opinion of management, the Company's service marks and trademarks are important to its business due to their name recognition with the Company's customers. Accordingly, the Company intends to maintain and preserve its marks and the related registrations and to vigorously seek to protect them from infringement. The Company is not aware of any claims of infringement or other challenges to the Company's right to use any of its marks in the United States. There can be no assurance, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have an adverse effect on the Company.

Employees

     The Company employs approximately 1,281 persons, 741 (58%) of whom are full-time employees and 540 (42%) of whom are part-time employees. Of the Company's total employees, 981 (77%) work at Urban Retail, 243 (19%) work at Anthropologie and 57 (4%) work at Wholesale. The number of part-time employees fluctuates depending on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are excellent.



Item 2. Properties

     The Company's home offices are located at 1809 Walnut Street, immediately adjacent to the retail store at 1801 Walnut Street in Philadelphia.

     All of the Urban Retail and Anthropologie stores are leased. The Company's retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. The following table shows the location, date opened and net selling square feet of each of the Company's existing retail stores. Net selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration, etc.

                                                                  NET SELLING
LOCATION                                DATE OPENED               SQUARE FEET
--------                                -----------               -----------

Urban Outfitters Stores
-----------------------

Philadelphia, PA                      November 1970                  7,500
4040 Locust Street

Cambridge, MA                        September 1980                 14,670
11 J.F. Kennedy Street

Philadelphia, PA                         April 1982                 10,320
1801 Walnut Street

New York, NY                              July 1983                 10,020
628 Broadway

Washington, DC                        November 1983                 12,660
3111 M Street, N.W.

New York, NY                              June 1987                  7,530
374 Avenue of Americas

Madison, WI                                May 1989                 10,420
604 State Street

Ann Arbor, MI                           August 1989                  8,940
231 S. State Street

Boston, MA                             October 1989                 11,260
361 Newbury Street

Minneapolis, MN                          April 1990                  7,110
3006 Hennepin Ave., S.

New York, NY                             March 1991                  8,890
127 East 59th Street

Seattle, WA                              April 1991                 13,550
401 Broadway, East

Berkeley, CA                             March 1992                  8,020
2590 Bancroft Way

Santa Monica, CA                      November 1992                 11,060
1440 Third Street Promenade

San Francisco, CA                      October 1993                  7,860
80 Powell Street

Costa Mesa, CA                        December 1993                  9,470
2930 Bristol Street

Chicago, IL                             August 1994                  7,900
2352 N. Clark Street

Pasadena, CA                          November 1994                 12,430
139 W. Colorado Blvd.

Chicago, IL                           November 1994                 11,460
935 N. Rush Street

Portland, OR                             March 1995                 11,140
2320 N.W. Westover Road

                                                                  NET SELLING
LOCATION                                DATE OPENED               SQUARE FEET
--------                                -----------               -----------

Austin, TX                                June 1995                  7,770
2406 Guadalupe Street

Tempe, AZ                                 July 1995                  8,810
545 South Mill Ave.

Houston, TX                           November 1995                  9,880
2501 University Blvd.

Montreal, PQ                          December 1996                 13,090
1246 Ste. Catherine Street, W.

Toronto, ON                           December 1996                  6,990
235 Yonge Street

Miami, FL *                                     TBA                 10,000
653 Collins Ave.

Boulder, CO *                                   TBA                  8,000
934 Pearl Street


Anthropologie Stores
--------------------

Wayne, PA                              October 1992                  7,710
201 W. Lancaster Ave.

Rockville, MD                           August 1994                  9,230
11500 Rockville Pike

Westport, CT                          December 1994                  8,340
1365 Post Road, East

Greenvale, NY                            March 1996                  7,490
9 Northern Blvd.

SoHo, NY                                   May 1996                  8,180
375 West Broadway

Newport Beach, CA                          May 1996                  7,010
823 Newport Center Drive

Santa Monica, CA                        August 1996                 11,610
1402 Third Street Promenade

Chicago, IL                           November 1996                  7,580
1120 N. State Street

Highland Park, IL                               TBA                  8,260
696 Central Avenue

*Net Selling Square Feet are only estimates at this time.

     Wholesale's showroom in New York City is leased through July 1999. Retail and Wholesale distribution center properties are discussed in the Distribution section on page 5.

     The Company believes that its facilities are well-maintained, in good operating condition and adequate for its current needs.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to Part III, Item 10 of this Form 10-K.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's common shares are traded on the NASDAQ National Market System under the symbol "URBN."


Market Information
                                                        Market Prices ($)*
                                                     ------------------------
                                                     High Bid         Low Bid
                                                      Price            Price
                                                     --------         -------

         Fiscal 1995

         Quarter ended April 30, 1994                 14               11
         Quarter ended July 31, 1994                  12 3/4           9 5/8
         Quarter ended October 31, 1994               15 3/8           10
         Quarter ended January 31, 1995               15 5/8           12 7/8


         Fiscal 1996

         Quarter ended April 30, 1995                 13 1/8           9 3/4
         Quarter ended July 31, 1995                  11 15/16         9
         Quarter ended October 31, 1995               13 1/2           10 3/8
         Quarter ended January 31, 1996               13 1/8           10 1/16


         Fiscal 1997

         Quarter ended April 30, 1996                 16 15/16         12
         Quarter ended July 31, 1996                  27 3/8           14 3/4
         Quarter ended October 31, 1996               24 3/4           13 5/8
         Quarter ended January 31, 1997               17               10 1/2


                                         *Post June 1, 1996 2-for-1 stock split

Holders

     On April 4, 1997, the Company had approximately 2,200 shareholders.


Dividends

     The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common shares in the foreseeable future.


Item 6. Selected Financial Data

     The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated income statement and balance sheet data, at and for each of the five fiscal years presented below, are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, included elsewhere in this document.


                                                                    Fiscal Year Ended January 31,
                                                -----------------------------------------------------------------------
                                                    1993           1994           1995           1996           1997
                                                -----------    -----------    -----------    -----------    -----------
                                                          (In thousands, except share and per share data)
Income Statement Data:
Net sales ..................................    $    59,135    $    84,486    $   110,121    $   133,036    $   156,414

Gross profit ...............................         30,165         43,989         57,334         67,583         78,505


Income from operations .....................          7,004         13,302         17,576         19,867         21,356

Net income .................................    $     4,078    $     7,806    $    10,817    $    12,308    $    13,260
                                                ===========    ===========    ===========    ===========    ===========

Net income per common share ................    $       .26    $       .49    $       .61    $       .70    $       .75
                                                ===========    ===========    ===========    ===========    ===========

Weighted average common shares outstanding .     15,719,854     16,064,372     17,575,608     17,619,888     17,782,896


Balance Sheet Data:
Working capital ............................    $     8,744    $    28,285    $    26,872    $    36,487    $    39,239
Total assets ...............................         20,913         43,400         56,766         71,117         89,675
Total liabilities ..........................          7,883          7,902         10,015         11,665         13,983
Long-term debt, excluding current maturities            898             --             --             --             --
Total shareholders' equity .................         13,030         35,498         46,751         59,452         75,692

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Form 10-K.

General

     The Company is composed of two retail subsidiaries, Urban Retail and Anthropologie, and a Wholesale subsidiary. Urban Retail is the largest of the three, has the highest gross profit margins and generates most of the Company's revenues and profits. Urban Retail had 25 stores opened at January 31, 1997 and 23 at January 31, 1996. The Company's first Anthropologie store opened in October 1992. Two Anthropologie stores were added in fiscal 1995. Due to protracted lease negotiations, no new stores were opened in fiscal 1996, while five Anthropologie stores were opened in fiscal 1997. Negotiations for additional leases continue. The Wholesale company's growth is from both the domestic and international markets.

     Fiscal 1997 and 1996 continued as very profitable years for Urban Outfitters with earnings to net sales of 8.5% and 9.3%, respectively, as well as return on shareholders' equity of 17.5% and 20.7%, respectively. The slight contraction of earning to net sales in fiscal 1997 and the direction of return on shareholders' equity in that year resulted primarily from a slowdown in retail sales growth in both fiscal 1997 and 1996. A combination of lower comparable store sales growth in the two years and planned new stores either not opened (fiscal 1996) or opened late (fiscal 1997) caused the slowdown in sales growth. The Wholesale company has, by contrast, continued to record exceptional sales growth throughout the two fiscal years.

     The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's 1997 fiscal year is its fiscal year ended January 31, 1997. The comparable store net sales data presented in this discussion are calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

Results of Operations

     The following tables set forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data and the growth of certain of such income statement data from period to period.


                                                            Fiscal Year Ended
                                                               January 31,
                                                     ------------------------------
As a Percentage of Net Sales                         1995         1996         1997
                                                     ----         ----         ----
Net sales ..................................        100.0%       100.0%       100.0%
Cost of goods sold .........................         47.9         49.2         49.8
                                                    -----        -----        -----
  Gross profit .............................         52.1         50.8         50.2
Selling, general and administrative expenses         36.1         35.9         36.5
                                                    -----        -----        -----
  Income from operations ...................         16.0         14.9         13.7
Net interest and other expenses (income) ...          (.9)        (1.0)         (.8)
                                                    -----        -----        -----
  Income before income taxes ...............         16.9         15.9         14.5
Income tax expense .........................          7.1          6.6          6.0
                                                    -----        -----        -----
  Net income ...............................          9.8%         9.3%         8.5%
                                                    =====        =====        =====

Period over Period Dollar Growth

Net sales ..................................                      20.8%        17.6%
Gross profit ...............................                      17.9         16.2%
Income from operations .....................                      13.0          7.5%
Net income .................................                      13.8%         7.7%
                                                                  =====       =====


Fiscal 1997 Compared to Fiscal 1996

     Net sales in fiscal 1997 increased to $156.4 million from $133.0 million in the prior fiscal year, a 17.6% increase. The $23.4 million increase was attributable to comparable store net sales increases of $2.2 million, net sales of $14.5 million from stores opened or enlarged during fiscal 1996 and fiscal 1997 and net sales increases of $6.7 million from the Wholesale company. The comparable store sales increase of 2.1% or $2.2 million in fiscal 1997 over 1996 results from the inverse relationship of higher average selling prices and fewer pieces sold. The higher average selling prices representing approximately $12.1 million and the fewer pieces sold approximately $9.9 million leaving the $2.2 million in comparable store sales. New and enlarged stores included four stores opened in fiscal 1996 and seven opened in fiscal 1997. The Company believes increased net sales from the Wholesale subsidiary during fiscal 1997 were attributable to increased orders and order size due to the popularity of its product lines as well as growth in number of orders and size of orders from international customers.

     The Company's gross profit margin declined from 50.8% in fiscal 1996 to 50.2% in fiscal 1997. The primary contributors to the decline were higher markdowns in the retail companies, high growth of a new, lower margin product line in the Wholesale company, and a mix swing to higher sales in the lower gross profit margin companies -- Anthropologie and Wholesale. Markdowns were triggered by lower than plan comparable store sales and by late openings of two Urban Retail stores. The new Wholesale product line did not have production economies of scale enjoyed by its larger and more established product lines.

     Selling, general and administrative expenses grew to $57.1 million in fiscal 1997 from $47.7 million in the prior fiscal year, a 19.8% increase. As a percentage of net sales, the expenses increased to 36.5% in fiscal 1997 from 35.9% in the prior fiscal year. The increase in percentage was attributable to Urban Retail due to lower comparable store sales. Conversely, both Anthropologie and Wholesale experienced selling, general and administrative expense leveraging on significant sales growth.

     Net income increased to $13.3 million in fiscal 1997 from $12.3 million in the prior fiscal year, a 7.7% increase. This increase was principally achieved through increases in net sales.


Fiscal 1996 Compared to Fiscal 1995

     Net sales in fiscal 1996 increased to $133.0 million from $110.1 million in the prior fiscal year, a 20.8% increase. The $22.9 million increase was attributable to comparable store net sales increases of $2.3 million, net sales of $19.0 million from stores opened or enlarged during fiscal 1995 and fiscal 1996 and net sales increases of $1.6 million from Wholesale. The comparable store sales increase of 3.3% over fiscal 1995 levels was created by an inverse relationship between a decline in the average selling price and a greater increase in the pieces sold. The average selling price decline of 3.5% was a combination of lower initial selling prices from a mix of lower priced merchandise (not lower markups) and higher markdowns in fiscal 1996 when compared to fiscal 1995. Pieces sold, on the other hand, increased by 7.1%. The increases from new and enlarged store sales growth in fiscal 1996 were attributed to three Urban Retail stores and two Anthropologie stores opened in the second half of fiscal 1995 and four Urban Retail stores opened in fiscal 1996. The Company believes increased net sales from the Wholesale subsidiary during fiscal 1996 were attributable to increased orders and order size due to the popularity of its product lines.

     The Company's gross profit margin declined from 52.1% in fiscal 1995 to 50.8% in fiscal 1996. The primary contributors to the decline were higher markdowns across all three companies in fiscal 1996. Contrary to the markdown trend, initial markups were higher in each company than in the prior year. Anthropologie stores opened prior to the beginning of fiscal 1996 sold well against their sales plan, but had bought inventory for expected store openings that did not take place in fiscal 1996. This added to the markdowns. Anthropologie sales grew at a faster rate than Urban Retail but, at the same time, had a lower gross profit margin thus contributing to the overall decline. Freight rates on a growing group of West Coast and Southwest stores contributed slightly.

     Selling, general and administrative expenses increased to $47.7 million in fiscal 1996 from $39.8 million in the prior fiscal year, a 20.0% increase. As a percentage of net sales, the expenses decreased to 35.9% in fiscal 1996 from 36.1% in the prior fiscal year. All three companies contributed to the decrease. The companies were subject to expense control programs initiated when it became apparent, early in the year, that sales were not going to meet planned levels during the first half. The year-to-year aggregate dollar increase in selling, general and administrative expenses was almost entirely attributable to rent and other costs of operating new stores.

     Net income increased to $12.3 million in fiscal 1996 from $10.8 million in the prior fiscal year, a 13.8% increase. This increase was principally achieved through increases in net sales, a small percentage reduction in selling, general and administrative expenses, higher net interest income and lower nonoperating expenses.

Liquidity and Capital Resources

     During the last three years the Company has satisfied its cash requirements through cash flow from operations. The Company's primary uses of cash have been to open new stores, build a new distribution center and purchase inventories. In addition to cash generated from operations, sources of cash have included the net proceeds from the exercise of certain warrants and employee stock options in each of fiscal 1995, 1996 and 1997. Over the next few years, the Company expects to incur capital expenditures in support of its expansion program. Accumulated cash and future cash from operations are expected to fund such expansion-related uses of cash.

     Although the Company has not borrowed short-term or long-term funds during the last five fiscal years, it maintains a line of credit of $10.0 million, of which all is available for cash borrowings or for the issuance of letters of credit. The line is unsecured and any cash borrowings under the line would accrue interest at the LIBOR rate plus 1/2 of one percent. The Company uses letters of credit primarily to purchase private label and Wholesale merchandise from offshore suppliers. Outstanding balances of letters of credit at January 31, 1996 and 1997 were $5.3 million and $4.3 million, respectively. There were no short-term or long-term debts outstanding at January 31, 1996 or at January 31, 1997.

     The Company expects that accumulated cash and cash from operations will be sufficient to meet the Company's cash needs for at least the next three years.

Seasonality and Quarterly Results

     While Urban Outfitters has been profitable in each of its last 28 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material, adverse effect on the Company's results of operations. The Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

     The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can therefore significantly affect results of operations on a quarter-to-quarter basis.

     The following tables, which are unaudited, set forth the Company's net sales, gross profit, net income and earnings per share for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income.



                                                        Fiscal 1996 Quarter Ended
                                           --------------------------------------------------
                                           April 30,      July 31,     Oct. 31,      Jan. 31,
                                             1995          1995          1995          1996
                                           -------       -------       -------       -------
                                             (Dollars in thousands, except per share data)
Net sales ...........................      $27,919       $29,881       $38,842       $36,394
Gross profit ........................       14,107        15,084        19,603        18,789
Net income ..........................        2,267         2,304         4,148         3,589
Earnings per share ..................      $   .13       $   .13       $   .24       $   .20

As a Percentage of Fiscal Year:
Net sales ...........................           21%           22%           29%           28%
Net income ..........................           18%           19%           34%           29%


                                                        Fiscal 1997 Quarter Ended
                                           --------------------------------------------------
                                           April 30,      July 31,     Oct. 31,      Jan. 31,
                                             1996          1996          1996          1997
                                           -------       -------       -------       -------
                                             (Dollars in thousands, except per share data)
Net sales ...........................      $33,635       $35,898       $44,884       $41,997
Gross profit ........................       17,065        18,402        22,471        20,567
Net income ..........................        2,927         2,849         4,632         2,852
Earnings per share ..................      $   .17       $   .16       $   .26       $   .16

As a Percentage of Fiscal Year:
Net sales ...........................           22%           23%           29%           26%
Net income ..........................           22%           21%           35%           22%




Item 8. Financial Statements and Supplementary Data

     The information required by this Item is incorporated by reference to Pages F-1 through F-16.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The Company's bylaws provide for the Board of Directors to be comprised of as many directors as are designated from time to time by the Board of Directors, which designation is presently five. Each director shall be elected for the term of one year and shall serve until his successor is elected and qualified. The officers of the corporation are elected or appointed by the Board of Directors and each shall serve at the pleasure of the Board.

The directors and executive officers of the Company are as follows:


NAME                         AGE              POSITION
----                         ---              --------

Richard A. Hayne             50     Chairman of the Board of Directors and
                                    President

Kenneth K. Cleeland          56     Chief Financial Officer and Treasurer

Jay M. Hammer                41     Secretary and Director of Stores

Michael A. Schultz           43     President, Urban Outfitters Wholesale, Inc.

Glen T. Senk                 40     President, Anthropologie, Inc.

Scott A. Belair(1)(2)        49     Director

Harry S. Cherken, Jr.        47     Director

Joel S. Lawson III(1)(2)     49     Director

Burton M. Sapiro             70     Director

----------------------------------

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

     Mr. Hayne co-founded the Company in 1970 and has been its President and Chairman of the Board of Directors since the Company's incorporation in 1976.

     Mr. Cleeland has served as Chief Financial Officer and Treasurer since joining the Company in January 1987.

     Mr. Hammer joined the Company as its Director of Stores for Urban Outfitters in January, 1997. During the previous six years, he was a Regional Sales Manager at the Gap and led a team on Strategic Planning for the Gap division. He also spent eleven years at Macy's in various corporate and store roles and was a Vice President of that company. Mr. Hammer has an MBA from Harvard.

     Mr. Schultz has served as President of Urban Outfitters Wholesale, Inc. since 1986.

     Mr. Senk has served as President of Anthropologie, Inc. since joining the company in April 1994. Prior to joining Anthropologie, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England.

     Mr. Belair co-founded the Company, has been a director since its incorporation in 1976 and has served as Principal of the ZAC Group, a provider of financial services, during the last seven years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is a director and President of Balfour MacLaine Corporation.

     Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and has served as a Managing Partner of that firm since February 1996.

     Mr. Lawson, a director since 1985, has since 1980 been the Managing Partner and Chief Executive Officer of Howard, Lawson, & Co., an investment banking and corporate finance firm located in Philadelphia, Pennsylvania.

     Mr. Sapiro, a director since 1989, has been a retail marketing consultant since his retirement in 1985. Previously, he was Senior Vice President/General Merchandise Manager and a member of the Executive Committee of both Macy's New York and Gimbels Philadelphia/Gimbels East. He was also a director of Macy's New York.

Item 11. Executive Compensation

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


          (a)  The following documents are filed as part of this report:

               (1)  Financial Statements

                    Financial Statements filed herewith are listed in the accompanying index on page F-1.

               (2)  Financial Statement Schedules                          Page

               Schedule II - Valuation and Qualifying Accounts              S-1

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

               (3)  Exhibits

Exhibit Number               Description                                   Page

3.1 Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

3.2 Amended and Restated bylaws are incorporated by reference to Exhibit 3.2 of the Company's
                    Registration Statement on Form S-1 (File No.
                    33-69378) filed on September 24, 1993.

10.1 1987 Incentive Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Company's
                    Registration Statement on Form S-1 (File No.
                    33-69378) filed on September 24, 1993.

10.2                1992 Non-Qualified Stock Option Plan is
                    incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.3 Consulting Agreement, dated September 22, 1995 and effective October 1, 1995, between the Company and Burton M. Sapiro, incorporated by reference to
                    Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

10.4 Urban Outfitters, Inc. Profit-Sharing Fund is incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 33-69378) filed on November 3, 1993.

10.5                1993 Non-Employee Directors' Non-Qualified
                    Stock Option Plan (as amended and restated) incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

10.6                1997 Stock Option Plan is filed herewith as
                    Exhibit 10.6

21.1                List of Subsidiaries.

22.0                Income Per Share Calculation



          (b)  Reports on Form 8-K:   No reports on Form 8-K have been filed
               during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            URBAN OUTFITTERS, INC.


                                            By: /s/ Richard A. Hayne
                                                -------------------------------
                                                Richard A. Hayne
                                                President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                        Title                      Date
          ---------                        -----                      ----

/s/ Richard A. Hayne                  Chairman of the            April 21, 1997
-----------------------------         Board, President and
Richard A. Hayne                      Director
(Principal Executive Officer)


/s/ Kenneth K. Cleeland               Chief Financial Officer    April 21, 1997
-----------------------------         and Treasurer
Kenneth K. Cleeland
(Principal Financial and
Accounting Officer)


/s/ Scott A. Belair                   Director                   April 21, 1997
-----------------------------
Scott A. Belair


/s/ Harry S. Cherken, Jr.             Director                   April 21, 1997
-----------------------------
Harry S. Cherken, Jr.


/s/ Joel S. Lawson III                Director                   April 21, 1997
-----------------------------
Joel S. Lawson III


/s/ Burton M. Sapiro                  Director                   April 21, 1997
-----------------------------
Burton M. Sapiro

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             URBAN OUTFITTERS, INC.


                                                                           Page
                                                                           ----

         Report of Independent Accountants.............................    F-2

         Consolidated Balance Sheets at January 31, 1996
              and January 31, 1997.....................................    F-3

         Consolidated Statements of Income for the
             years ended January 31, 1995, 1996 and 1997...............    F-4

         Consolidated Statements of Shareholders' Equity for the
             years ended January 31, 1995, 1996 and 1997...............    F-5

         Consolidated Statements of Cash Flows for the
             years ended January 31, 1995, 1996 and 1997...............    F-6

         Notes to Consolidated Financial Statements....................    F-7

                        Report of Independent Accountants


To the Board of Directors and Shareholders
Urban Outfitters, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 22 present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and its subsidiaries at January 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
March 18, 1997

                                               URBAN OUTFITTERS, INC.
                                             Consolidated Balance Sheets
                                          (In thousands, except share data)


                                                                                  January 31,
                                                                             --------------------
                                Assets                                         1996         1997
                                                                             -------      -------
Current assets:
     Cash and cash equivalents ........................................      $20,095      $14,581
     Marketable securities ............................................        9,499        9,255
     Accounts receivable, net of allowance of
       doubtful accounts of $531 and $643 at January 31,
       1996 and 1997, respectively ....................................        1,573        2,827
     Inventory ........................................................       10,477       16,965
     Prepaid expenses and other current assets ........................        3,236        4,776
     Deferred taxes ...................................................        1,679        2,460
                                                                             -------      -------
Total current assets ..................................................       46,559       50,864

Property and equipment, less accumulated depreciation and amortization        16,690       25,209
Marketable securities .................................................        6,247       12,047
Other assets ..........................................................        1,621        1,555
                                                                             -------      -------
                                                                             $71,117      $89,675
                                                                             =======      =======

                      Liabilities and shareholders' equity
Current liabilities:
     Accounts payable .................................................      $ 6,898      $ 8,699
     Income taxes payable .............................................         --            388
     Accrued compensation .............................................        1,362          951
     Accrued expenses and other current liabilities ...................        1,812        1,587
                                                                             -------      -------
Total current liabilities .............................................       10,072       11,625

Accrued rent and other liabilities ....................................        1,593        2,358
                                                                             -------      -------
Total liabilities .....................................................       11,665       13,983
                                                                             -------      -------
Shareholders' equity:
     Preferred shares; $.0001 par, 10,000,000 authorized, none issued .           --           --
     Common shares; $.0001 par, 50,000,000 authorized, 17,080,372
       and 17,528,698 issued at January 31, 1996 and 1997, respectively            1            2
     Additional paid-in capital .......................................       17,417       20,396
     Retained earnings ................................................       42,034       55,294
                                                                             -------      -------
Total shareholders' equity ............................................       59,452       75,692
                                                                             -------      -------
                                                                             $71,117      $89,675
                                                                             =======      =======

                             See accompanying notes.

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)


                                                            Fiscal Year Ended January 31,
                                                  -------------------------------------------------
                                                       1995              1996              1997
                                                  -----------        -----------        -----------
Net sales ..................................      $   110,121        $   133,036        $   156,414
Cost of sales ..............................           52,787             65,453             77,909
                                                  -----------        -----------        -----------
       Gross profit ........................           57,334             67,583             78,505

Selling, general and administrative expenses           39,758             47,716             57,149
                                                  -----------        -----------        -----------
     Income from operations ................           17,576             19,867             21,356
Interest (income) ..........................           (1,078)            (1,285)            (1,506)
Other expense, net .........................                4                 22                193
                                                  -----------        -----------        -----------
     Income before income taxes ............           18,650             21,130             22,669
Income tax expense .........................            7,833              8,822              9,409
                                                  -----------        -----------        -----------
     Net income ............................      $    10,817        $    12,308        $    13,260
                                                  ===========        ===========        ===========

Net income per common share ................      $       .62        $       .70        $       .75
                                                  ===========        ===========        ===========

Weighted average common shares outstanding .       17,575,608         17,619,888         17,782,896
                                                  ===========        ===========        ===========

                             See accompanying notes.

                             URBAN OUTFITTERS, INC.
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)



                                                                      Common Shares
                                                ------------------------------------------------------
                                                  Number of        Par        Additional      Retained
                                                   Shares         Value    Paid-in Capital    Earnings         Total
                                                -----------       -----    ---------------    --------        --------
Balances at January 31, 1994 ...........         16,723,650         $1        $ 16,588         $18,909        $ 35,498

Exercise of stock options ..............            222,392          -             285              --             285
Tax effect of exercises ................                 --          -             151              --             151
Net income .............................                 --          -              --          10,817          10,817
                                                -----------         --        --------         -------        --------
Balances at January 31, 1995 ...........         16,946,042          1          17,024          29,726          46,751

Exercise of stock options ..............            142,330          -             176              --             176
Tax effect of exercises ................                 --          -             290              --             290
Purchase and retirement of common shares             (8,000)         -             (73)             --             (73)
Net income .............................                 --          -              --          12,308          12,308
                                                -----------         --        --------         -------        --------
Balances at January 31, 1996 ...........         17,080,372          1          17,417          42,034          59,452

Exercise of stock options ..............            448,326          -             806              --             806
Tax effect of exercises ................                 --          -           2,173              --           2,173
Effect of stock split ..................                 --          1              --              --               1
Net income .............................                 --          -              --          13,260          13,260
                                                -----------         --        --------         -------        --------
Balances at January 31, 1997 ...........         17,528,698         $2        $ 20,396         $55,294        $ 75,692
                                                ===========         ==        ========         =======        ========

                             See accompanying notes.

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                           Fiscal Year Ended January 31,
                                                                      --------------------------------------
                                                                        1995           1996           1997
                                                                      --------       --------       --------
Cash flows from operating activities:
     Net income ................................................      $ 10,817       $ 12,308       $ 13,260
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization ........................         2,061          2,925          3,461
          Provision for deferred income taxes ..................          (153)          (341)          (705)
          Provision for losses (recovery) of accounts receivable           180           (187)           112
          Changes in assets and liabilities:
               Increase in receivables .........................          (633)          (214)        (1,366)
               Increase in inventory ...........................        (3,434)           (96)        (6,488)
               Increase in prepaid expenses and
                    other assets ...............................        (1,972)          (564)        (1,549)
               Increase in payables, accrued expenses and
                    other liabilities ..........................         1,943          1,820          2,318
                                                                      --------       --------       --------
     Net cash provided by operating activities .................         8,809         15,651          9,043
                                                                      --------       --------       --------

Cash flows from investing activities:
     Capital expenditures ......................................        (8,439)        (6,229)       (11,980)
     Purchases of investments held-to-maturity .................       (11,191)        (5,463)       (20,522)
     Purchases of investments available-for-sale ...............            --         (2,911)        (2,425)
     Sales of investments available-for-sale ...................            --             --          5,035
     Maturities of investments held-to-maturity ................         3,985          9,545         12,356
                                                                      --------       --------       --------
     Net cash used in investing activities .....................       (15,645)        (5,058)       (17,536)
                                                                      --------       --------       --------

Cash flows from financing activities:
     Exercise of stock options .................................           436            466          2,979
     Purchase of common shares .................................            --            (73)            --
                                                                      --------       --------       --------
     Net cash provided by financing activities .................           436            393          2,979
                                                                      --------       --------       --------

     Increase (decrease) in cash and cash equivalents ..........        (6,400)        10,986         (5,514)

Cash and cash equivalents at beginning of period ...............        15,509          9,109         20,095
                                                                      --------       --------       --------
Cash and cash equivalents at end of period .....................      $  9,109       $ 20,095       $ 14,581
                                                                      ========       ========       ========

                             See accompanying notes.

                             Urban Outfitters, Inc.
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)


                            January 31, 1996 and 1997


1. Significant Accounting Policies

  Principles of Consolidation

     The consolidated financial statements include the accounts of Urban Outfitters, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The principal business activity of the Company is the operation of general consumer product retail stores and the wholesale distribution of apparel to over 2,000 better specialty stores worldwide.

   Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company defines cash and cash equivalents as cash and highly liquid investments with original maturities of less than three months. They are carried at amortized cost, which approximates fair value because of the short maturity of these instruments.

  Investments

     The Company's debt and equity securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities as well as amortization is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Gross unrealized gains and losses net of the related deferred taxes have not been material.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


  Inventories

     Inventories, which consist of general consumer merchandise held for sale, are valued at the lower of cost or market. The cost is determined on the first-in, first-out method.

  Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over three to five years for furniture and equipment, or the lease life for leasehold improvements.

  Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  Net Income Per Share

     Net income per share is computed using the weighted number of common shares and common share equivalents outstanding.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Differences from those estimates, if any, are recorded in the period they become known.

  Accounting for Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 defines a fair value-based method of accounting for employee stock options or other similar equity instruments. Companies must either adopt the new method or disclose the pro forma income statement effects in their financial statements. The Company has chosen to disclose the pro forma income statement effects of SFAS 123 only.

  Reclassifications

     Certain reclassifications of prior years' data have been made to conform to 1997 classifications.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


2. Marketable Securities

     The amortized cost and estimated fair value of the marketable securities are as follows:


                                                     January 31, 1996          January 31, 1997
                                                  ---------------------     ---------------------
                                                  Amortized      Fair       Amortized      Fair
                                                     Cost        Value         Cost        Value
                                                  ---------     -------     ---------     -------
CURRENT PORTION
   Held-to-maturity
     Tax exempt municipal securities ........      $ 4,649      $ 4,654      $ 7,340      $ 7,379
     U.S. government securities .............        1,939        1,957        1,615        1,638
                                                   -------      -------      -------      -------
   Total current held-to-maturity ...........        6,588        6,611        8,955        9,017
                                                   -------      -------      -------      -------

   Available-for-sale
     Tax exempt municipal securities, putable        2,911        2,911          300          300
                                                   -------      -------      -------      -------
   Total current marketable securities ......        9,499        9,522        9,255        9,317
                                                   -------      -------      -------      -------

NONCURRENT PORTION
   Held-to-maturity
     Tax exempt municipal securities ........        6,097        6,127       11,798       11,755
     U.S. government securities .............          150          153          249          251
                                                   -------      -------      -------      -------
   Total noncurrent held-to-maturity ........        6,247        6,280       12,047       12,006
                                                   -------      -------      -------      -------

Total marketable securities .................      $15,746      $15,802      $21,302      $21,323
                                                   =======      =======      =======      =======


     The noncurrent portion of investments held-to-maturity has contractual maturities of one to five years. The investments available-for-sale have a contractual maturity of greater than five years. Actual maturities may differ from contractual maturities as a result of put and call options that enable either the Company and/or the issuer to redeem particular securities at an earlier date.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


3. Inventory

     Inventory is summarized as follows:

                                                            January 31,
                                                    ---------------------------
                                                      1996               1997
                                                    -------             -------
     Work-in-progress .....................         $   597             $ 1,151
     Finished goods .......................           9,880              15,814
                                                    -------             -------
             Total ........................         $10,477             $16,965
                                                    =======             =======


4. Property and Equipment

     Property and equipment is summarized as follows:


                                                            January 31,
                                                    ---------------------------
                                                      1996                1997
                                                    -------             -------
     Land .................................         $   543             $   543
     Furniture and fixtures ...............           8,830              12,402
     Leasehold improvements ...............          15,816              23,720
     Other operating equipment ............           1,142               1,646
                                                    -------             -------
                                                     26,331              38,311
     Accumulated depreciation and
       amortization .......................          (9,641)            (13,102)
                                                    -------             -------
             Total ........................         $16,690             $25,209
                                                    =======             =======

     The useful life of furniture and fixtures is five years, leasehold improvements is "life of lease" and other operating equipment varies from three to ten years.


5. Accrued Expenses

     Accrued expenses consist of the following:

                                                            January 31,
                                                    ---------------------------
                                                      1996                1997
                                                    -------             -------
     Accrued sales taxes ..................         $   576             $   661
     Other current liabilities.............           1,236                 926
                                                    -------             -------
            Total .........................         $ 1,812             $ 1,587
                                                    =======             =======

The reported amounts approximate fair value because of the short maturity of these obligations.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


6. Line of Credit

     The Company has available a $10,000 revolving line of credit to facilitate letter of credit transactions and cash advances. Interest on outstanding balances is payable monthly based on the London Interbank Offered Rate (LIBOR) plus 1/2%. No principal amounts were outstanding under this line at January 31, 1996 and 1997. Outstanding letters of credit totaled $5,308 and $4,263 as of January 31, 1996 and 1997, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values.


7. Profit-Sharing Plan

     The Company has a profit-sharing plan that covers all employees who are at least 18 years of age and have completed at least one thousand hours of service. Plan contributions are at the discretion of management but may not exceed 15% of qualified employee earnings.

     The Company contributed $141 in cash to the plan for fiscal year ended January 31, 1995. No contributions were made by the Company for the years ended January 31, 1996 or January 31, 1997.


8. Income Taxes

     Income tax expense consists of:

                                                 Fiscal Year Ended January 31,
                                            -----------------------------------
                                              1995          1996          1997
                                            -------       -------       -------
Current:
  Federal ............................      $ 5,957       $ 7,202       $ 8,041
  State and local ....................        2,029         1,961         2,073
Deferred:
  Federal ............................         (203)         (291)         (613)
  State and local ....................           50           (50)          (92)
                                            -------       -------       -------
Total ................................      $ 7,833       $ 8,822       $ 9,409
                                            =======       =======       =======

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


     The effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

                                                   Fiscal Year Ended January 31,
                                                   -----------------------------
                                                     1995      1996      1997
                                                     ----      ----      ----
Expected provision
   at federal statutory rate .....................     35%       35%       35%
State and local
   income taxes, net of federal tax benefit ......      6         6         6
Other, net .......................................      1         1         1
                                                       --        --        --
Effective rate ...................................     42%       42%       42%
                                                       ==        ==        ==


     The significant components of deferred tax assets and liability at January 31, 1996 and 1997 are as follows:


                                                         1996             1997
                                                        ------           ------
Deferred tax liability:
  Prepaid expenses ...........................          $ (130)          $ (138)

Deferred tax assets:
  Depreciation and lease transactions ........           1,421            1,667
  Inventory ..................................           1,137            1,484
  Accounts receivable ........................             329              408
  Accrued liabilities ........................              17               --
  Accrued salaries and benefits ..............              53              113
  Other ......................................              21               19
                                                        ------           ------
Net deferred tax assets ......................          $2,848           $3,553
                                                        ======           ======

     At January 31, 1996 and 1997, a deferred tax asset of $1,169 and $1,093, respectively, is included in Other assets.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


9. Commitments and Contingencies

     The Company leases certain of its stores under noncancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with terms in excess of one year:


     1998.......................................... $ 9,602
     1999..........................................   9,857
     2000..........................................   9,473
     2001..........................................   9,070
     2002..........................................   8,981
     Thereafter....................................  38,875
                                                    -------
     Total minimum lease payments.................. $85,858
                                                    =======

     Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $1,527 and $2,302, at January 31, 1996 and 1997, respectively, has been included in Other liabilities in the accompanying consolidated balance sheets. Subsequent to year end, the Company entered into a lease for an additional location in Miami, FL. This amount is included in the above schedule.

     The store leases provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels.

     Rent expense consisted of the following:

                                                  Fiscal Year Ended January 31,
                                               ---------------------------------
                                                 1995         1996          1997
                                               ------       ------       -------
Minimum rentals ........................       $6,256       $8,274       $ 9,946
Contingent rentals .....................          883          783           599
                                               ------       ------       -------
       Total ...........................       $7,139       $9,057       $10,545
                                               ======       ======       =======

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


10. Stock Option Plans

     The Company's three fixed option plans are a) an Incentive Stock Option plan for which 2,333,332 common shares were reserved for grants to certain key officers and employees of the Company, b) a Non-qualified Stock Option plan permitting 1,333,332 common shares to be granted at exercise prices determined by the Company's Compensation Committee, and c) a Non-qualified Stock Option plan for Directors with 200,000 shares reserved for directors who are not employees of the Company. The vesting period for these plans range from one to five years.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value provisions of SFAS 123 at the grant date for awards during fiscal 1996 and 1997, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 For the year ended January 31,
                                                 ------------------------------
                                                     1996            1997
                                                   -------         -------
Net earnings - as reported ...............         $12,308         $13,260
Net earnings - pro forma .................         $11,930         $12,649
Earnings per share - as reported .........         $   .70         $   .75
Earnings per share - pro forma ...........         $   .68         $   .72

     The pro forma results may not be representative of the effects on reported operations for future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     1996            1997
                                                     ----            ----

Expected life (years) ....................            6.1             5.7
Risk-free interest rate ..................            6.6%            6.1%
Volatility ...............................           49.5%           49.5%
Dividend rate ............................              0%              0%

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


     Information regarding these option plans for fiscal 1996 and 1997 is as follows:


                                                                 FY 1996                             FY 1997
                                                     ------------------------------      -------------------------------
                                                                   Weighted Average                     Weighted Average
Fixed Options                                           Shares      Exercise Price         Shares         Exercise Price
-------------                                        ----------    ----------------       ---------     ----------------
Options outstanding at beginning of year              1,152,912         $ 4.67            1,274,582           $ 5.99
Options granted                                         564,000          10.23              185,000            15.02
Options exercised                                      (142,330)          1.23             (448,326)            1.80
Options canceled                                       (300,000)         12.38                 (500)           15.19
                                                     ----------                          ----------
Options outstanding at end of year                    1,274,582         $ 5.99            1,010,756           $ 9.50
                                                     ==========         ======           ==========           ======
Options exercisable at end of year                      783,942                             472,920
                                                     ==========                          ==========
Weighted average fair value of grants per share      $     5.75                          $     7.99
                                                     ==========                          ==========


     The following table summarizes information concerning currently outstanding and exercisable options:


                                        Options Outstanding                                Options Exercisable
                         -----------------------------------------------               ---------------------------
                           Amount            Wtd. Avg.         Wtd. Avg.                 Amount          Wtd. Avg.
   Range of              Outstanding         Remaining         Exercise                Exercisable       Exercise
Exercise Prices          at 1/31/97       Contractual Life       Price                 at 1/31/97          Price
---------------          ----------       ----------------     ---------               -----------       ---------
$  .39 -  2.33            191,256             .9 years          $ 1.72                  191,256            $1.72
$ 9.00 - 11.81            710,000            7.0                 10.40                  281,664            10.13
$15.19 - 20.88            109,500            6.5                 17.27                       --             n/a



11.     Supplemental Cash Flow Information

                                              Fiscal year ended January 31,
                                          -------------------------------------
                                           1995            1996            1997
                                          ------          ------          ------
Interest paid                             $    3          $   50          $   28
Income taxes paid                         $7,761          $9,439          $8,260

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


12. Stock Split

     On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two-for-one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. That stock split is retroactively reflected in the financial statements for all periods presented.

                             URBAN OUTFITTERS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                        Charged
                                       Balance at       to costs                         Balance
                                       beginning          and                            at end
Description                            of period        expenses       Deductions       of period
-----------                            ---------        --------       ----------       ---------
Year ended January 31, 1995
  Inventory reserves                     $1,887          $1,072          $  732           $2,227

Year ended January 31, 1996
  Inventory reserves                     $2,227          $1,694          $1,710           $2,211

Year ended January 31, 1997
  Inventory reserves                     $2,211          $2,471          $1,956           $2,726