Form 10-Q
period 1997-04-30
URBAN OUTFITTERS INC
filed 1997-06-13
CIK 912615

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly Period Ended April 30, 1997

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

                         Yes  X    No
                             ----      ----


         Title of Each Class                       Number of Shares Outstanding
          of Common Stock                                 at June 1, 1997
         -------------------                       -----------------------------

Common Shares, par value, $.0001 per share                  17,588,696

================================================================================

                                      INDEX

                                                                         PAGE
                                                                         ----
                          PART I Financial Information


ITEM 1      Financial Statements
------
            Consolidated Balance Sheets at April 30, 1997                  2
            (Unaudited) and January 31, 1997

            Consolidated Statements of Income for the three                3
            months ended April 30, 1997 and 1996 (Unaudited)

            Consolidated Statements of Cash Flows for the                  4
            three months ended April 30, 1997 and 1996 (Unaudited)

            Notes to Consolidated Financial Statements                   5 - 6

ITEM 2      Management's Discussion and Analysis of Financial            6 - 9
------      Condition and Results of Operations




                      PART II Other Information


ITEM 6      Exhibits and Reports on Form 8-K                               9
------


SIGNATURES                                                                 10

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                               APRIL 30,      JANUARY 31,
                                                                                                 1997            1997
                                                                                              (UNAUDITED)      (AUDITED)
                                                                                                -------       -----------
                                   Assets
Current assets:
   Cash and cash equivalents ................................................................   $14,967           $14,581
   Marketable securities ....................................................................     9,976             9,255
   Accounts receivable, net of allowance for
      doubtful accounts of $714 and $643 at April 30, 1997
      and January 31, 1997, respectively ....................................................     5,155             2,827
   Inventory ................................................................................    18,605            16,965
   Prepaid expenses and other current assets ................................................     6,642             7,236
                                                                                                -------           -------
Total current assets ........................................................................    55,345            50,864

Property and equipment, less accumulated depreciation and amortization ......................    24,736            25,209
Marketable securities .......................................................................    12,517            12,047
Other assets ................................................................................     1,543             1,555
                                                                                                -------           -------
                                                                                                $94,141           $89,675
                                                                                                =======           =======

                      Liabilities and shareholders' equity
Current liabilities:
   Accounts payable .........................................................................   $ 8,981           $ 8,699
   Income taxes payable .....................................................................     1,230               388
   Accrued expenses and other current liabilities ...........................................     3,179             2,538
                                                                                                -------           -------
Total current liabilities ...................................................................    13,390            11,625

Accrued rent and other liabilities ..........................................................     2,612             2,358
                                                                                                -------           -------
Total liabilities ...........................................................................    16,002            13,983
                                                                                                -------           -------
Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued .........................        --                --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,588,696 and 17,528,698 issued at April 30, 1997 and January 31, 1997,
      respectively ..........................................................................         2                 2
   Additional paid-in capital ...............................................................    20,420            20,396
   Retained earnings ........................................................................    57,717            55,294
                                                                                                -------           -------
Total shareholders' equity ..................................................................    78,139            75,692
                                                                                                -------           -------
                                                                                                $94,141           $89,675
                                                                                                =======           =======


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)
                                   (Unaudited)




                                                  THREE MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                       1997            1996
                                                       ----            ----


Net sales ......................................   $    37,197    $    33,635
Cost of sales ..................................        18,589         16,570
                                                   -----------    -----------
          Gross profit .........................        18,608         17,065

Selling, general and administrative expenses ...        14,761         12,344
                                                   -----------    -----------
          Income from operations ...............         3,847          4,721
Interest (income) ..............................          (376)          (361)
Other expense (income), net ....................            81             57
                                                   -----------    -----------
          Income before income taxes ...........         4,142          5,025
Income tax expense .............................         1,719          2,098
                                                   -----------    -----------
          Net income ...........................   $     2,423    $     2,927
                                                   ===========    ===========

Net income per common share ....................   $       .14    $       .17
                                                   ===========    ===========

Weighted average common shares outstanding .....    17,738,597     17,686,800
                                                   ===========    ===========



                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                            (In thousands, Unaudited)


                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                                  ----------------------------

                                                                                             1997        1996
                                                                                          --------    --------
Cash flows from operating activities:
   Net income .........................................................................   $  2,423    $  2,927
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ...................................................      1,121         821
      Provision for losses on accounts receivable .....................................         71          61
      Changes in assets and liabilities:
         Increase in receivables ......................................................     (2,399)     (1,819)
         Increase in inventory ........................................................     (1,640)     (1,542)
         (Increase) decrease in prepaid expenses and other assets .....................        606        (317)
         Increase in payables, accrued expenses and other liabilities .................      2,019       4,086
                                                                                          --------    --------
   Net cash provided by operating activities ..........................................      2,201       4,217
                                                                                          --------    --------

Cash flows from investing activities:
   Capital expenditures ...............................................................       (648)     (2,259)
   Purchase of investments held-to-maturity ...........................................     (1,538)     (6,245)
   Purchase of investments available-for-sale .........................................     (2,250)       (850)
   Maturities of investments held-to-maturity .........................................      1,797       2,485
   Sales of investments available-for-sale ............................................        800       2,250
                                                                                          --------    --------
   Net cash used in investing activities ..............................................     (1,839      (4,619)
                                                                                          --------    --------

Cash flows from financing activities:
   Issuance of common shares ..........................................................         24       1,090
                                                                                          --------    --------
   Net cash provided by financing activities ..........................................         24       1,090
                                                                                          --------    --------

Increase in cash and cash equivalents .................................................        386         688

Cash and cash equivalents at beginning of period ......................................     14,581      20,095
                                                                                          --------    --------
Cash and cash equivalents at end of period ............................................   $ 14,967    $ 20,783
                                                                                          ========    ========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, filed with the Securities and Exchange Commission on April 21, 1997.

2.   Marketable Securities

Marketable securities are classified as follows:



                                                        April 30, 1997       January 31, 1997
                                                        --------------       ----------------
Current portion
   Held-to-maturity..........................               $  8,226              $  8,955
   Available-for-sale.........................                 1,750                   300
                                                           ---------            ----------
                                                               9,976                 9,255
                                                           ---------             ---------
Noncurrent portion
   Held-to-maturity...........................                12,517                12,047
                                                            --------              --------

Total marketable securities    ..............                $22,493               $21,302
                                                             =======               =======



3.   Stock Split

On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two-for-one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. That stock split is retroactively reflected in the financial statements for the period ended April 30, 1996.

4.   Additional Information

No new stores were opened during the first quarter of this year.



                                     PART I

                        FINANCIAL INFORMATION (continued)


ITEM 2   Management's Discussion and Analysis of Financial Condition and Results
------   of Operations

GENERAL
-------

Sales for the first quarter of fiscal 1998 were up 10.6%, a modest gain compared to prior year's quarters. There were a number of factors contributing to this year's lower gain including :

o difficulty in matching Urban Retail's comparable store sales and new store sales growth in the prior year's first quarter (Urban Retail represents 61% of total Company sales)

o Urban Retail's inventory turns and average selling prices were down in this year's first quarter compared to last year's.

o fashion direction that was less defined and not as compelling in the early part of this year compared to the same period last year.

Conversely, but representing only 39% of total Company sales and having lower gross profit margins, both Anthropologie and Wholesale enjoyed sales gains during the first quarter of this year. Anthropologie grew 170% in the first quarter of this year compared to 28% last year and enjoyed higher and over plan comparable store sales. The Wholesale company grew at a 12% rate compared to 8% last year.

Very high comparable store sales continued into the second quarter last year and will make it difficult to exceed flat to low single digit comps in the second quarter. The comparisons become easier in the third and fourth quarters.

With the lower gross profit margin companies growing at higher rates in the first half of fiscal 1998, there has been and will be pressure on the overall company margins. If during the second half, Urban Retail returns to planned comparable store sales levels, the margin pressure should ease.

At this point in time, it appears that planned store openings will take place although somewhat delayed. Store openings, and the timing of those openings, will continue to be a risk due to the nature of the stores, and, management's very deliberate style in selecting store locations and in completing lease negotiations.


RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the month. For example, FY'98 will end on January 31, 1998. This discussion of results of operations covers the first quarter of FY'98 and FY'97.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:



                                                                    THREE MONTHS ENDED
                                                         April 30, 1997             April 30, 1996


                  Net sales                                    100.0%                    100.0%
                  Cost of goods sold                            50.0%                     49.3%
                  Gross profit                                  50.0%                     50.7%
                  Selling, general and
                    administrative expenses                     39.7%                     36.7%
                                                              -------                   ------
                  Income from operations                        10.3%                     14.0%
                  Net interest & other (income)               (   .8%)                  (   .9%)
                                                              -------                   ------
                  Income before income taxes                    11.1%                     14.9%
                  Income tax expense                             4.6%                      6.2%
                                                              -------                   ------
                  Net income                                     6.5%                      8.7%
                                                              =======                   ======

                  FIRST QUARTER ENDED APRIL 30, 1997, COMPARED
                    TO THE FIRST QUARTER ENDED APRIL 30, 1996

Net sales increased during the first quarter ended April 30, 1997 to $37.2 million, up 10.6% from $33.6 million during the same period of the prior year. The net sales increase included a reduction in comparable store sales of $(2.0) million, an increase of new and enlarged store sales of $4.7 million and a $.9 million increase from the Wholesale company. Reasons for the negative comparable store sales during the first quarter of fiscal year 1998 were defined in the previous paragraphs under the GENERAL section. New and enlarged store sales increases included two Urban Retail stores and five Anthropologie stores. Wholesale continued its growth domestically with new customers, increased order size with existing customers, and new business internationally, especially Canada.

The gross profit margin during the first quarter ended April 30, 1997 was $18.6 million, up $1.5 million or 9.0% from the prior year first quarter of $17.1 million. The dollar increase resulted from the volume increases previously discussed. Offsetting the volume was a declining gross profit margin percentage from 50.7% last year to 50.0% this year. The decline results from lower sales and resulting markdowns in the first quarter of this year compared to last year's first quarter and sales increases in Anthropologie and Wholesale, both of which have lower gross profit margins than Urban Retail.

Selling, general and administrative expenses during the first quarter ended April 30, 1997 were $14.8 million, up $2.4 million or 19.6% from the prior year of $12.4 million. The dollar increases were almost entirely due to new stores opened. Stated as a percentage of sales, selling, general and administrative expenses increased to 39.7% from 36.7% in the prior year. Negative comparable store sales in Urban Retail led to the higher percentage. Wholesale was flat to the prior year's first quarter while Anthropologie's percentage was highly leveraged down.

Income from operations during the first quarter ended April 30, 1997 was $3.8 million, down $.9 million or (18.5%) from the prior year first quarter of $4.7 million.

The effective income tax rate for the quarter of 42% remains unchanged from last year.

Net income during the first quarter ended April 30, 1997 was $2.4 million, down $504,000 (17.2%) from the prior year of $2.9 million. Increased sales volumes were offset by gross profit margin percentage declines and increases in operating expense dollars and percentages.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $15.0 million at April 30, 1997 from $14.6 million at January 31, 1997. The $386,000 increase in cash and cash equivalents comes from cash from operations of $3.6 million, net growth in short-term payables of $2.6 million, offset by the seasonal growth of inventory and accounts receivable of $(4.0) million, capital expenditures of $(0.6) million and the net purchase of investments of $(1.2) million.

The Company's net working capital increased from $39.2 million at January 31, 1997, to $42.0 million at April 30, 1997. The $2.8 million increase in net working capital was funded by the cash from net income, adjusted up for non-cash charges and the proceeds from the issuance of common shares.

The Company has a $10.0 million revolving line of credit available to facilitate letter of credit transactions and cash advances. Interest on any outstanding balance is payable monthly based on the London Interbank Offered Rate (LIBOR) plus 1/2%. No cash borrowing has ever taken place on this line and, accordingly, no principal amounts were outstanding at January 31, 1997, or April 30, 1997. Outstanding letters of credit totaled $4.3 million and $6.5 million at January 31, 1997, and April 30, 1997, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values. There were no loan balances of any kind at January 31, 1997 or April 30, 1997.

The Company expects that capital expenditures during FY'98 will be approximately $10.0 million depending upon the number of stores opened, enlarged or improved during the year. The Company believes that existing cash and investments at April 30, 1997, as well as cash from future operations, will be sufficient to meet the Company's cash needs through at least FY'98, FY'99 and FY'00.



                                     PART II

                                OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K
------

          (a)      Exhibits:        Exhibit 11 - Income Per Share Calculation

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


                                  URBAN OUTFITTERS, INC.
                                  (Registrant)


                                  By:  /s/ Richard A. Hayne
                                      ----------------------
                                        Richard A. Hayne,
                                        Chairman of the Board of
                                        Directors





                                  By:  /s/ Kenneth K. Cleeland
                                      ----------------------
                                        Kenneth K. Cleeland,
                                        Treasurer
                                        (Principal Financial Officer)



Dated:   June 13, 1997