Form 10-Q
period 1997-07-31
URBAN OUTFITTERS INC
filed 1997-09-12
CIK 912615

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly Period Ended July 31, 1997

                                       OR

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

                               Yes   X    No
                                   -----     -----

   Title of Each Class                         Number of Shares Outstanding
    of Common Stock                                 at August 31, 1997
    ---------------                            ----------------------------

Common shares, par value, $.0001 per share             17,588,696

================================================================================

                                      INDEX

                                                                        PAGE
                                                                        ----


                          PART I   Financial Information


  ITEM 1   Financial Statements

           Consolidated Balance Sheets at July 31, 1997                  2
           (Unaudited) and January 31, 1997

           Consolidated Statements of Income for the three and           3
           six months ended July 31, 1997 and 1996 (Unaudited)

           Consolidated Statements of Cash Flows for the                 4
           six months ended July 31, 1997 and 1996 (Unaudited)

           Notes to Consolidated Financial Statements                    5 - 6

  ITEM 2   Management's Discussion and Analysis of Financial             7 - 10

           Condition and Results of Operations



                            PART II Other Information


  ITEM 6   Exhibits and Reports on Form 8-K                              11



  SIGNATURES                                                             12

                             URBAN OUTFITTERS, INC.

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)




                                                JULY 31, 1997   JANUARY 31, 1997
                                                 (UNAUDITED)        (AUDITED)

                  Assets

Current assets:
   Cash and cash equivalents....................   $18,856          $14,581
   Marketable securities........................    10,507            9,255

   Accounts receivable, net of allowance for
      doubtful accounts of $749 and $643 at
      July 31, 1997 and January 31, 1997,
      respectively..............................     4,782            2,827
   Inventory....................................    20,300           16,965
   Prepaid expenses and other current assets....     6,613            7,236
                                                   -------          -------
Total current assets............................    61,058           50,864

Property and equipment, less accumulated
   depreciation and amortization................    24,675           25,209
Marketable securities...........................    11,813           12,047
Other assets....................................     1,523            1,555
                                                   -------          -------
                                                   $99,069          $89,675
                                                   =======          =======

      Liabilities and shareholders' equity

Current liabilities:
   Accounts payable.............................   $10,847          $ 8,699
   Income taxes payable.........................     1,201              388
   Accrued expenses and other current
      liabilities...............................     3,258            2,538
                                                   -------          -------
Total current liabilities.......................    15,306           11,625

Accrued rent and other liabilities..............     2,769            2,358
                                                   -------          -------
Total liabilities...............................    18,075           13,983
                                                   -------          -------

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000
      authorized, none issued...................        --                 --
   Common shares; $.0001 par, 50,000,000 shares
      authorized, 17,588,696 and 17,528,698
      issued at July 31, 1997 and January 31,
      1997, respectively........................         2                  2
   Additional paid-in capital...................    20,420             20,396
   Retained earnings............................    60,572             55,294
                                                   -------            -------
Total shareholders' equity......................    80,994             75,692
                                                   -------            -------
                                                   $99,069            $89,675
                                                   =======            =======

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (UNAUDITED)



                                            Three Months Ended July 31       Six Months Ended July 31
                                               1997            1996            1997            1996
                                               ----            ----            ----            ----
Net sales                                $    41,316      $    35,898      $    78,513    $    69,532

Cost of sales                                 20,966           17,496           39,555         34,066
                                         -----------      -----------      -----------    -----------

         Gross profit                         20,350           18,402           38,958         35,466

Selling, general and administrative
   expenses                                   15,824           13,743           30,586         26,086
                                         -----------      -----------      -----------    -----------

         Income from operations                4,526            4,659            8,372          9,380

Interest (income)                               (406)            (355)            (783)          (725)

Other expenses (income), net                      52              123              133            189
                                         -----------      -----------      -----------    -----------

          Income before income taxes           4,880            4,891            9,022          9,916

Income tax expense                             2,025            2,042            3,744          4,140
                                         -----------      -----------      -----------    -----------

          Net income                     $     2,855      $     2,849      $     5,278    $     5,776
                                         ===========      ===========      ===========    ===========


Net income per common share              $       .16      $       .16      $       .30    $       .33
                                         ===========      ===========      ===========    ===========

Weighted average common shares
   outstanding                            17,812,835       17,831,946       17,775,716     17,759,373
                                         ===========      ===========      ===========    ===========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                       SIX MONTHS ENDED JULY 31
                                                                      -------------------------
                                                                      (UNAUDITED)   (UNAUDITED)

                                                                            1997        1996
                                                                        --------    --------
Cash flows from operating activities:
   Net income                                                              5,278    $  5,776
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                        2,237       1,682
      Provision for losses on accounts receivable                            106         119
      Changes in assets and liabilities:
         Increase in receivables                                          (2,061)     (2,489)
         Increase in inventory                                            (3,335)     (5,819)
         (Increase) decrease in prepaid expenses and other assets            655        (742)
         Increase in payables, accrued expenses and other liabilities      4,092       4,254
                                                                        --------    --------
   Net cash provided by operating activities                               6,972       2,781
                                                                        --------    --------
Cash flows from investing activities:
   Capital expenditures                                                   (1,703)     (4,319)
   Purchase of investments held-to-maturity                               (3,648)    (14,096)
   Purchase of investments available-for-sale                             (3,800)     (1,750)
   Maturities of investments held-to-maturity                              5,230       6,499
   Sale of investments available-for-sale                                  1,200       3,861
                                                                        --------    --------
   Net cash used in investing activities                                  (2,721)     (9,805)
                                                                        --------    --------
Cash flows from financing activities:
   Exercise of stock options                                                  24         684
                                                                        --------    --------
   Net cash provided by financing activities                                  24         684
                                                                        --------    --------
Increase (decrease) in cash and cash equivalents                           4,275      (6,340)
Cash and cash equivalents at beginning of period                          14,581      20,095
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 18,856    $ 13,755
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


2.       Marketable Securities

Marketable securities are classified as follows:

                                   July 31, 1997      January 31, 1997
                                   -------------      ----------------
Current portion
   Held-to-maturity................   $ 7,607              $ 8,955
   Available-for-sale..............     2,900                  300
                                      -------              -------
                                       10,507                9,255
                                      -------              -------
Noncurrent portion
   Held-to-maturity................    11,813               12,047
                                      -------              -------
Total marketable securities  ......   $22,320              $21,302
                                      =======              =======

3.       Stock Split

On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two-for-one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. That stock split is retroactively reflected in the financial statements for all periods presented.

4.       Recent Accounting Pronouncements

Earnings Per Share. In February 1997, FASB Statement 128, "Earnings Per Share" was issued. The provisions of this statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," simplify the computation of earnings per share. FASB Statement 128 will be effective for the Company's financial statements beginning with the quarter ended April 30, 1998. The Company does not expect the adoption of FASB Statement 128 to have a material effect on its calculations of earnings per share.

                                     PART I

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

Company sales growth in the second quarter and the first six months of this year was 15 percent and 13 percent, respectively. Those growth rates compare to 20 percent in the same two periods of the prior year. The source of the sales growth in the four comparative periods (second quarter and six months of both years) differs significantly. Last year sales growth was primarily from comparable store sale increases supplemented by new stores and the Wholesale company sales growth. Conversely, this year's comparable store sales were flat during the second quarter and down during the six months. New stores contributed more to sales growth this year, while Wholesale sales growth was about flat. The flat and down comparable store sales resulted from a combination of very high "comp" sales comparisons in the prior year periods, as well as some fashion misses in two Urban Retail product divisions.

The current year sales growth sources contributed less to profit growth than last year's sources. Indeed, the current year's flat and negative comparable store sales made no contribution to profit growth.

o High comparative store sales in the prior year's periods resulted in lower markdowns, higher gross profit margins and lower operating expenses as a percentage to sales. Flat and negative comparable store sales this year did the reverse.

o New store sales growth, though higher this year, does not contribute as much to profit as does high comparable store sales. New store sales do not, by themselves, contribute to higher gross profit margins and, unlike comparable store sales, have full store operating expenses to burden the gross profit margin contributions.

o The Wholesale company sales growth contributed to earnings at about the same level as the prior year's second quarter and six months.

In combination, lower overall sales growth (mid-teens this year compared to 20 in both periods last year) and disappointing comparable store sales led to flat to lower earnings growth in the second quarter and six months, respectively.

Store openings and the timing of those openings will continue to be a risk due to the nature of the stores, and management's very deliberate style in selecting locations and in completing lease negotiations.


RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the month. For example, fiscal year 1998 will end on January 31, 1998. This discussion of results of operations covers the second quarter and the first six months of FY98 and FY97.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table which follows.

                                SECOND QUARTER ENDED   SIX MONTHS ENDED
                                      JULY 31              JULY 31

                                  1997      1996        1997      1996
                                 ------    ------      ------    ------


Net sales                        100.0%    100.0%      100.0%    100.0%
Cost of goods sold                50.7%     48.7%       50.4%     49.0%
Gross profit                      49.3%     51.3%       49.6%     51.0%
Selling, general and
  administrative expenses         38.3%     38.3%       39.0%     37.5%
                                ------    ------      ------    ------
Income from operations            11.0%     13.0%       10.7%     13.5%
Net interest & other income         .9%       .6%         .8%       .8%
                                ------    ------      ------    ------
Income before income taxes        11.8%     13.6%       11.5%     14.3%
Income tax expense                 4.9%      5.7%        4.8%      6.0%
                                ------    ------      ------    ------
Net income                         6.9%      7.9%        6.7%      8.3%
                                ======    ======      ======    ======



                   SECOND QUARTER ENDED JULY 31, 1997 COMPARED
                    TO THE SECOND QUARTER ENDED JULY 31, 1996

Net sales increased during the second quarter ended July 31, 1997 to $41.3 million, up 15.1 percent from $35.9 million during the same period of the prior year. The $5.4 million increase over the prior year's second quarter was split between new stores of $4.6 million, and Wholesale sales growth of $.8 million. Comparable store sales were flat.

Gross profit during the second quarter ended July 31, 1997 was $20.4 million, up $1.9 million or 10.6 percent from the prior year quarter. The dollar increase resulted from the volumes described above, offset by higher markdowns in Urban Retail. The percentage of sales decline in gross profit margin was due to the markdowns previously discussed and a higher sales mix of lower gross profit margin divisions (Wholesale and Anthropologie).

Selling, general and administrative expenses during the second quarter ended July 31, 1997 were $15.8 million, up $2.1 million or 15.1 percent from the prior year quarter. These dollar increases were almost entirely attributed to new store openings. Stated as a percentage of sales, selling, general and administrative expenses stayed the same at 38.3 percent.

Income from operations during the second quarter ended July 31, 1997 was $4.5 million, just slightly below the prior year's second quarter.

The effective income tax rate for the quarter of 42 percent remains unchanged from last year.

Net income during the second quarter ended July 31, 1997 was $2.9 million, essentially flat to the prior year's second quarter.


                         SIX MONTHS ENDED JULY 31, 1997
                 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1996

Net sales increased during the six months ended July 31, 1997 to $78.5 million, up 12.9 percent from $69.5 million during the same period last year. The $9.0 million increase over the prior year's first six months was split between sales from new stores of $9.3, and Wholesale sales growth of $1.7 million. Offsetting the sales increases were negative comparable store sales of $2.0 million in the first six months of this year when compared to last.

Gross profit during the six months ended July 31, 1997 was $39.0 million, up $3.5 million from the same prior year period, a 9.8 percent increase. The dollar increases came from the volume growth previously described. Gross profit margins stated as a percentage of sales decreased from 51.0 percent last year to 49.6 percent this year. The reasons for the decrease were higher markdowns on negative comparable store sales combined with a higher sales mix of lower gross profit margin divisions (Wholesale and Anthropologie).

Selling, general and administrative expenses during the six months ended July 31, 1997 were $30.6 million, up $4.5 million or 17.2 percent from the same period in the prior year. These dollar increases were attributed almost entirely to newly opened stores. Stated as a percentage of sales, selling, general and administrative expenses increased to 39.0 percent from 37.5 percent during the six months compared to the same period in the preceding year. The percent is almost entirely from Urban Retail, which in the prior year experienced excellent leveraging in high comparable store sales. This year, reverse leveraging on negative comparable store sales was the case.

Income from operations during the six months ended July 31, 1997 was $8.4 million, down $1.0 million or 10.7 percent from the same period in the prior year.

The effective income tax rate for the six months of 42 percent remains unchanged from last year.

Net income during the six months ended July 31, 1997 was $5.3 million, down $.5 million or 8.6 percent from the same period in the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $4.3 million to $18.9 million at July 31, 1997 from $14.6 million at January 31, 1997. The increase in cash and cash equivalents during the six months was a net result of cash provided by operating activity of $7.0 million, less net purchase of investments of $1.0 million and capital expenditures of $1.7 million.

The Company's net working capital increased from $39.2 million at January 31, 1997 to $45.8 million at July 31, 1997. The $6.6 million net working capital increase is primarily a result of cash from operating activity kept as cash/cash equivalents and current marketable securities.

The Company maintains a line of credit of $10.0 million, which is available for any combination of cash borrowing or letters of credit. The line is unsecured and any cash borrowing under the line would accrue interest at the LIBOR rate plus 1/2 of one percent. The Company uses international letters of credit to purchase private label merchandise and merchandise for the Wholesale company. Outstanding balances of letters of credit at January 31, 1997 and at July 31, 1997 were $4.3 million and $7.7 million, respectively. The Company has never borrowed against the available cash line of credit. The last long-term borrowing was paid down to zero during the second quarter of fiscal 1994. There were no loan balances at January 31, 1997 or July 31, 1997.

The Company expects that capital expenditures during FY98 will be approximately $6 to $10 million depending upon the number of stores opened and stores enlarged or improved during the year. In future years, the Company expects to invest an amount equal to or greater than that figure, again depending on new and existing store plans. The Company believes that existing cash, marketable securities at July 31, 1997, and cash from future operations will be sufficient to meet the Company's cash needs for at least the next three years.

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


                                         URBAN OUTFITTERS, INC.
                                         (Registrant)


                                         By:  /s/  Richard A. Hayne
                                              ------------------------
                                              Richard A. Hayne
                                              Chairman of the Board of
                                              Directors





                                         By:  /s/  Kenneth K. Cleeland
                                              ------------------------
                                              Kenneth K. Cleeland
                                              Treasurer
                                              (Chief Financial Officer)



Dated:   September 12, 1997