Form 10-Q
period 1997-10-31
URBAN OUTFITTERS INC
filed 1997-12-12
CIK 912615

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended October 31, 1997

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

                                 Yes |X|     No ___

      Title of Each Class                        Number of Shares Outstanding
      of Common Stock                                 at November 30, 1997
      ---------------                            ----------------------------
Common shares, par value, $.0001 per share                 17,645,360

                                      INDEX

                                                                          PAGE
                                                                          ----



                          PART I Financial Information


ITEM 1     Financial Statements
------
           Consolidated Balance Sheets at October 31, 1997                  2
           (Unaudited) and January 31, 1997

           Consolidated Statements of Income for the three and              3
           nine months ended October 31, 1997 and 1996 (Unaudited)

           Consolidated Statements of Cash Flows for the                    4
           nine months ended October 31, 1997 and 1996 (Unaudited)

           Notes to Consolidated Financial Statements                       5

ITEM 2     Management's Discussion and Analysis of Financial              7 - 10
------     Condition and Results of Operations



                            PART II Other Information


ITEM 6     Exhibits and Reports on Form 8-K                                 11
------


SIGNATURES                                                                  12

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)




                                                                       OCTOBER 31, 1997    JANUARY 31, 1997
                                                                          (UNAUDITED)         (AUDITED)
              Assets
Current assets:
   Cash and cash equivalents                                                $ 19,654            $ 14,581
   Marketable securities                                                       9,908               9,255
   Accounts receivable, net of allowance for
      doubtful accounts of $742 and $643 at October 31, 1997
      and January 31, 1997, respectively                                       6,711               2,827
   Inventory                                                                  22,440              16,965
   Prepaid expenses and other current assets                                   6,643               7,236
                                                                            --------            --------
Total current assets                                                          65,356              50,864

Property and equipment, less accumulated depreciation and amortization        25,318              25,209
Marketable securities                                                         12,833              12,047
Other assets                                                                   1,514               1,555
                                                                            --------            --------
                                                                            $105,021            $ 89,675
                                                                            ========            ========

              Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                         $  9,866            $  8,699
   Income taxes payable                                                        1,974                 388
   Accrued expenses and other current liabilities                              4,036               2,538
                                                                            --------            --------
Total current liabilities                                                     15,876              11,625

Accrued rent and other liabilities                                             2,934               2,358
                                                                            --------            --------
Total liabilities                                                             18,810              13,983
                                                                            --------            --------

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued             --                  --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,643,028 and 17,528,698 issued at October 31, 1997 and January 31, 1997,
      respectively                                                                 2                   2
   Additional paid-in capital                                                 20,854              20,396
   Retained earnings                                                          65,355              55,294
                                                                            --------            --------
Total shareholders' equity                                                    86,211              75,692
                                                                            --------            --------
                                                                            $105,021            $ 89,675
                                                                            ========            ========



                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)




                                                  Three Months Ended October 31          Nine Months Ended October 31
                                                      1997              1996                1997              1996
                                                      ----              ----                ----              ----


Net sales                                         $     48,373       $     44,884       $    126,887       $    114,416
Cost of sales                                           24,347             22,413             63,903             56,479
                                                  ------------       ------------       ------------       ------------
          Gross profit                                  24,026             22,471             62,984             57,937
Selling, general and administrative expenses            16,235             14,870             46,821             40,956
                                                  ------------       ------------       ------------       ------------
          Income from operations                         7,791              7,601             16,163             16,981
Interest income                                            483                394              1,266              1,119
Other expenses, net                                        (98)               (44)              (229)              (234)
                                                  ------------       ------------       ------------       ------------
          Income before income taxes                     8,176              7,951             17,200             17,866
Income tax expense                                       3,393              3,319              7,138              7,459
                                                  ------------       ------------       ------------       ------------
          Net income                              $      4,783       $      4,632       $     10,062       $     10,407
                                                  ============       ============       ============       ============

Net income per common share                       $        .27       $        .26       $        .57       $        .59
                                                  ============       ============       ============       ============

Weighted average common shares outstanding          17,856,690         17,840,541         17,802,707         17,786,429
                                                  ============       ============       ============       ============



                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                        NINE MONTHS ENDED OCTOBER 31
                                                                             1997           1996
                                                                             ----           ----
Cash flows from operating activities:
   Net income                                                              $ 10,062       $ 10,407
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                           3,402          2,613
      Provision for losses on accounts receivable                               100            170
      Changes in assets and liabilities:
         Increase in receivables                                             (3,983)        (4,459)
         Increase in inventory                                               (5,475)        (8,255)
         Decrease in prepaid expenses and other assets                          634          1,028
         Increase in payables, accrued expenses and other liabilities         4,827          6,813
                                                                           --------       --------
   Net cash provided by operating activities                                  9,567          8,317
                                                                           --------       --------

Cash flows from investing activities:
   Capital expenditures                                                      (3,513)        (8,774)
   Purchase of investments held-to-maturity                                  (7,747)       (18,713)
   Purchase of investments available-for-sale                                (6,100)        (2,350)
   Maturities of investments held-to-maturity                                 7,908          9,894
   Sale of investments available-for-sale                                     4,500          4,236
                                                                           --------       --------
   Net cash used in investing activities                                     (4,952)       (15,707)
                                                                           --------       --------

Cash flows from financing activities:
   Exercise of stock options                                                    458            807
                                                                           --------       --------
   Net cash provided by financing activities                                    458            807
                                                                           --------       --------

Increase(decrease) in cash and cash equivalents                               5,073         (6,583)

Cash and cash equivalents at beginning of period                             14,581         20,095
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $ 19,654       $ 13,512
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

2.   Marketable Securities

Marketable securities are classified as follows:

                                        October 31, 1997    January 31, 1997
                                        ----------------    ----------------

       Current portion
          Held-to-maturity ...........      $ 8,008              $ 8,955
          Available-for-sale .........        1,900                  300
                                            -------              -------
                                              9,908                9,255
                                            -------              -------
       Noncurrent portion
          Held-to-maturity ...........       12,833               12,047
                                            -------              -------

       Total marketable securities ...      $22,741              $21,302
                                            =======              =======


3.   Stock Split

On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two-for-one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. That stock split is retroactively reflected in the financial statements for all periods presented.

4.   Recent Accounting Pronouncements

Earnings Per Share. In February 1997, FASB Statement 128, "Earnings Per Share" was issued. The provisions of this statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," simplify the computation of earnings per share. FASB Statement 128 will be effective for the Company's financial statements beginning with the quarter ended January 31, 1998. The Company does not expect the adoption of FASB Statement 128 to have a material effect on its calculations of earnings per share.

Reporting Comprehensive Income. In June 1997, FASB Statement 130, "Reporting Comprehensive Income" was issued. The provisions of this statement establish standards for reporting and display of comprehensive income and its components in financial statements. FASB Statement 130 will be effective for the Company's financial statements beginning with the quarter ended April 30, 1998. The Company does not expect the adoption of FASB Statement 130 to have a material effect on its reporting of net earnings.

                                     PART I

ITEM 2   Management's Discussion and Analysis of Financial Condition and
------   Results of Operations


GENERAL
-------

Total Company sales growth during the third quarter and nine months ended October 31, 1997 compared to the same prior year periods was up 8 percent and 11 percent, respectively. The modest sales growth in the third quarter and in the nine month period resulted from a combination of converse trends. Urban Retail experienced the lowest overall growth, all of which came from two stores opened in the fourth quarter of the prior year. Comparable store sales in Urban Retail were negative during both periods. Anthropologie experienced the highest sales growth, that growth coming from both new store openings and from positive comparable store sales. The Wholesale Company experienced positive sales growth in the third quarter of 4 percent (compared to 45 percent last year) and 9 percent during the nine month period (compared to 23 percent last year).

Urban Retail's comparable store sales performance during the periods result from two categories of merchandise that have not performed at retail and thus produced lower sales than in the prior year. Adding to this is the fact that no new Urban Retail stores were opened during the nine month period. Subsequent to the nine month period, two new stores were opened in the fourth quarter. The next openings are expected to be in the first quarter of Fiscal 1999.

The Wholesale Company will not grow sales near last years levels of 45 percent in the third quarter, 80 percent in the fourth quarter, and 31 percent for all of last year. As previously noted, this year's third quarter growth was 4 percent with nine month growth at 9 percent. Fourth quarter sales growth will likely be flat to down when compared to last year's 80 percent growth rate.

RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the month. For example, fiscal year 1998 will end on January 31, 1998. This discussion of results of operations covers the third quarter and the first nine months of fiscal 98 and fiscal 97.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The discussion should be read in conjunction with the following table.

                                  THIRD QUARTER ENDED      NINE MONTHS ENDED
                                       OCTOBER 31             OCTOBER 31

                                    1997       1996        1997         1996
                                    ----       ----        ----         ----


Net sales                          100.0%      100.0%      100.0%      100.0%
Cost of goods sold                  50.3%       49.9%       50.4%       49.4%
Gross profit                        49.7%       50.1%       49.6%       50.6%
Selling, general and
  administrative expenses           33.6%       33.1%       36.9%       35.8%
                                   -----       -----       -----       -----
Income from operations              16.1%       17.0%       12.7%       14.8%
Net interest and other income         .8%         .8%         .8%         .8%
                                   -----       -----       -----       -----
Income before income taxes          16.9%       17.7%       13.5%       15.6%
Income tax expense                   7.0%        7.4%        5.6%        6.5%
                                   -----       -----       -----       -----
Net income                           9.9%       10.3%        7.9%        9.1%
                                   =====       =====       =====       =====



                  THIRD QUARTER ENDED OCTOBER 31, 1997 COMPARED
                   TO THE THIRD QUARTER ENDED OCTOBER 31, 1996

Net sales increased during the third quarter ended October 31, 1997 to $48.4 million, up 7.8 percent from the same period in the prior year. $3.3 million of the $3.5 million increase was attributable to newly opened and enlarged stores, the comparable store sales contribution was down $.2 million, while the Wholesale Company contributed $.4 million to the third quarter sales growth.

Gross profit during the third quarter ended October 31, 1997 was $24.0 million, up $1.6 million or 6.9 percent from the prior year quarter. The dollar increase resulted from the volume increases previously described. The gross profit margin percentage to sales decreased to 49.7 percent during the third quarter of this year from 50.1 percent last year. Both retail companies gross profit margins percentages were either flat or improved. The Wholesale Company's percentage decreased due to markdowns. Adding to the overall decline was a higher sales mix from Anthropologie and the Wholesale Company, both of which have lower gross profit margin percentages than Urban Retail.

Selling, general and administrative expenses during the third quarter ended October 31, 1997 were $16.2 million, up $1.4 million or 9.2 percent from the prior year quarter. These dollar increases were attributed to new stores opened, enlarged stores, and investments in people and systems necessary to manage last year's and future sales growth in the Wholesale Company. Stated as a percentage of sales, selling, general and administrative expenses increased slightly to
33.6 percent from 33.1 percent in the third quarter of the prior year. Anthropologie leveraged expenses on higher sales growth, while Urban Retail was flat to the prior year's quarter. Wholesale made investment in people and systems as described.

Income from operations during the third quarter of fiscal 98 was $7.8 million, up from $7.6 million in the prior year's third quarter. The retail companies provided most of the income growth.

The effective income tax rate for the third quarter of 42 percent remains unchanged from last year.

Net income during the third quarter of fiscal 98 was $4.8 million, up $.2 million or 3.3 percent from the prior year's third quarter.


                       NINE MONTHS ENDED OCTOBER 31, 1997
               COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1996

Net sales increased during the nine months ended October 31, 1997 to $126.9 million, up 10.9 percent from $114.4 million during the same period of the prior year. The nine-month-to-nine-month $12.5 million increase was provided by sales from newly opened and enlarged stores of $12.9 million, comparable store sales decrease of $2.5 million or 2.9 percent and increases from the Wholesale Company of $2.1 million.

Gross profit during the nine months ended October 31, 1997 was $63.0 million, up $5.0 million (an 8.7 percent increase) from the same prior year period of $57.9 million. The dollar increases resulted from the volume growth previously described. The gross profit margin percentage to sales decreased to 49.6 percent from 50.6 percent during the nine-month period last year. The gross profit margin percentage decrease resulted from higher markdowns in Urban Retail and the Wholesale Company. Anthropologie's percentage improved over the prior year. Adding to the decline was a higher sales mix of Anthropologie and the Wholesale Company, both of which have lower gross profit margin percentages than Urban Retail.

Selling, general and administrative expenses during the nine months ended October 31, 1997 were $46.8 million, up $5.9 million or 14.3 percent from the same period in the prior year. These dollar increases were attributed to newly opened and enlarged stores and investments in people and systems necessary to manage the sales growth, particularly in the Wholesale Company. Stated as a percentage of sales, selling, general and administrative expenses increased to
36.9 percent from 35.8 percent. The percentage increases resulted from no expense leveraging due to lower comparable store sales and investments in people and systems needed for last year's growth and planned growth in Wholesale. Anthropologie leveraged the expense percentage down on higher sales growth.

Income from operations during the nine months ended October 31, 1997 was $16.2 million, down $.8 million or 4.8 percent from the same period in the prior year. Both Urban Retail and Wholesale contributed to the decline while Anthropologie made a positive contribution.

The effective income tax rate for the nine months ended October 31, 1997 of 42 percent remains unchanged from last year.

Net income during the nine months ended October 31, 1997 was $10.1 million, down $.3 million or 3.3 percent from the same period in the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $19.7 million at October 31, 1997 from $14.6 million at January 31, 1997. The $5.1 million net increase results from an increase in cash from operating activity of $9.6 million, and net issuance of common stock of $458,000, offset by capital expenditures of $3.5 million and net purchases of investments of $1.5 million.

The Company's net working capital increased from $39.2 million at January 31, 1997 to $49.5 million at October 31, 1997. The $10.3 million increase in net working capital during the nine-month period resulted from net income of $10.1 million and stock options exercised of $.5 million, offset by a net investment in other assets of $.3 million.

The Company maintains a line of credit of $15.0 million which is available for any combination of cash borrowing or letters of credit. The line is unsecured and any cash borrowing under the line would accrue interest at an as offered basis not to exceed LIBOR plus 3/8 of one percent. The Company uses international letters of credit to purchase private label merchandise and merchandise for the Wholesale Company. Outstanding balances of letters of credit at January 31, 1997 and at October 31, 1997 were $4.3 million and $5.3 million, respectively. The Company has never borrowed against the available cash line of credit. There were no loan balances at January 31, 1997 or October 31, 1997.

The Company expects that capital expenditures during fiscal 98 will be approximately $5.0 million depending upon the number of stores opened, enlarged or improved during the year. In future years, the Company expects to invest amounts greater than that figure, again depending on new and existing stores opened or expanded. The Company believes that existing cash, and marketable securities at October 31, 1997 and cash from future operations will be sufficient to meet the Company's cash needs for at least the next three years.

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


                                             URBAN OUTFITTERS, INC.
                                             (Registrant)


                                              By:  /s/ Richard A. Hayne
                                                  -----------------------------
                                                      Richard A. Hayne
                                                      Chairman of the Board of
                                                      Directors





                                              By:  /s/ Kenneth K. Cleeland
                                                  -----------------------------
                                                      Kenneth K. Cleeland
                                                      Treasurer
                                                      (Chief Financial Officer)



Dated: December 12, 1997