Form 10-K
period 1998-01-31
URBAN OUTFITTERS INC
filed 1998-04-22
CIK 912615

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended January 31, 1998

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

     Yes [ X ] No [   ]
         -----    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -----

     17,700,024 Common Shares were outstanding at April 10, 1998

     The aggregate market value of voting shares held by non-affiliates at April 10, 1998 was $153,117,331

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders -- Part III.

================================================================================

                                TABLE OF CONTENTS


                                      PART I

Item 1     Business ...............................................................................    3

Item 2     Properties .............................................................................    7

Item 3     Legal Proceedings ......................................................................    8

Item 4     Submission of Matters to a Vote of Security Holders ....................................    8

                                      PART II

Item 5     Market for Registrant's Common Equity and Related Shareholder Matters...................    9

Item 6     Selected Financial Data ................................................................   10

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations...   11

Item 8     Financial Statements and Supplementary Data ............................................   16

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   16

                                     PART III

Item 10    Directors and Executive Officers of the Registrant .....................................   17

Item 11    Executive Compensation .................................................................   19

Item 12    Security Ownership of Certain Beneficial Owners and Management .........................   19

Item 13    Certain Relationships and Related Transactions .........................................   19

                                      PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................   20


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................F-1

FINANCIAL STATEMENT SCHEDULES........................................................................S-1

                                 ---------------

As used in this Report on Form 10-K, "Fiscal 1994," "Fiscal 1995," "Fiscal 1996," "Fiscal 1997" and "Fiscal 1998" refer to the Company's Fiscal years ended January 31 in each of those Fiscal years.

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

     Founded and originally operated by a predecessor partnership, the Company opened its first store in 1970 near the University of Pennsylvania campus in Philadelphia. The Company was incorporated in Pennsylvania in 1976, and opened its second store in Harvard Square, Cambridge, Massachusetts in 1980. The Company has since expanded to 27 Urban Retail stores in 21 metropolitan areas throughout the United States and Canada. The Company has opened nine Anthropologie stores in eight metropolitan areas most of which overlap the Urban Retail areas. The Company is in the process of identifying new retail locations, negotiating new leases and planning to accelerate its rate of new store openings in the coming years.

         Urban Retail: Urban Retail has established a strong reputation among urban, style-conscious young adults aged 18 to 30. Urban Retail stores, which average approximately 10,000 net selling square feet and carry 50,000 to 60,000 SKUs, are typically located near large universities or other youth enclaves. A smaller format store is being developed that would average 6,000 net selling square feet, and carry somewhat less SKUs. The first store in this new format was opened in March, 1998 in Bloomington, Indiana. The Company's lifestyle merchandise offerings include women's and men's fashion apparel, footwear and accessories and apartment wares and gifts. Urban Retail accounted for approximately 64.4% and 69.3% of the Company's net sales in Fiscal 1998 and in Fiscal 1997, respectively.

         Anthropologie: Anthropologie, the Company's second retail format, mirrors Urban Retail but tailors its merchandise and shopping environment to appeal to an older, more established suburban customer, typically women aged 25 to 45. The Company opened its first Anthropologie store in a suburb of Philadelphia in October 1992. Anthropologie stores average approximately 9,000 net selling square feet and carry 20,000 to 25,000 SKUs with a greater emphasis on home. The stores are typically located in affluent suburban locations. A few very special urban locations, such as Soho in New York City, will be part of the mix. Product offerings include women's casual apparel and accessories, home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Anthropologie accounted for approximately 18.0% and 12.6% of the

Company's net sales in Fiscal 1998 and in Fiscal 1997, respectively. Anthropologie has a totally separate senior management group, buying staff, visual merchandising group and operation management. It shares, with the other companies, distribution, MIS, inventory management, sales audit, control/accounting and administration. Anthropologie introduced a direct response catalog in early March 1998. If successful, the catalog will be expanded to a second mailing in the fall catalog season.

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

     While continuing its role with Urban Retail and Anthropologie, Wholesale also sells its products to over 2,000 better specialty stores worldwide under four labels: Free People, Ecote, CoOperative and Bulldog. Wholesale accounted for approximately 17.6% and 18.1% of the Company's net sales in Fiscal 1998 and in Fiscal 1997, respectively. Like Anthropologie and Urban Retail, Wholesale has its own senior and creative management while sharing those previously identified support services.

     The Company's home offices occupy about 25,000 square feet at 1809 Walnut Street, Philadelphia, Pennsylvania, adjacent to the Urban Retail store at 1801 Walnut Street.


Retail Strategy

     The Company's overall retailing strategy is to concentrate on its target customers and offer a wide assortment of distinctive products in a compelling shopping environment. By executing this strategy, the Company believes that it has successfully captured and developed unique market niches.


Store Expansion Strategy

     The Company strategy is to open five new stores each year for both retail concepts. In Fiscal 1998, Urban Retail opened two new stores while Anthropologie opened only one. The Fiscal 1999 plan anticipates seven Urban Retail stores and five Anthropologie store openings.

Company Operations

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

     The Company plans to open a third party distribution facility in Nevada in late May or early June of 1998. The purpose of this facility will be to service the west coast stores with a faster turn around from west coast vendors at lower cost per unit in freight. The Company currently uses third party distribution in Canada.

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


Trademarks and Service Marks

     The Company is the registered owner in the United States of certain service marks and trademarks (collectively "marks"), including without limitation, "Urban Outfitters," "Anthropologie," "Ecote," "Co-Operative," "Urban Renewal," "Free People," "R.V.," "Slant," "Big Smokey," "Fink," "Lisa L.," "Lip Gloss," and "Shag." Each mark is renewable indefinitely, contingent upon continued use at the time of renewal.

     In addition, the Company currently has pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. The Company is also the owner of marks which have been registered in foreign countries, including without limitation, Argentina, Australia, Benelux, Brazil, Canada, Chile, the Czech Republic, France, Germany, Hong Kong, Italy, Japan, Mexico, Spain, Sweden, Switzerland, Taiwan and the UK. Applications for marks are pending in various foreign countries as well.

     The Company regards its marks as important to its business due to their name recognition with the Company's customers. The Company believes that the marks are so important that in order to protect them from infringement and to defend against any claim of infringement, the Company established a separate company whose primary purpose is to maintain and manage those and future marks thereby increasing their value to the operating companies. The Company is not aware of any claims of infringement or challenges to the Company's right to use any of its marks in the United States, however, there can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its marks, any of which could have an adverse effect on the Company.


Employees

     The Company employs approximately 1,460 persons, 874 (60%) of whom are full-time employees and 586 (40%) of whom are part-time employees. Of the Company's total employees, 1,146 (78%) work at Urban Retail, 246 (17%) work at Anthropologie and 68 (5%) work at

Wholesale. The number of part-time employees fluctuates depending on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are excellent.

Item 2. Properties

     The Company's home offices are located at 1809 Walnut Street, immediately adjacent to the retail store at 1801 Walnut Street in Philadelphia.

     All of the Urban Retail and Anthropologie stores are leased. The Company's retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. The following table shows the location of the Company's existing retail stores. Net selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration, etc. Total estimate net selling square feet under lease at January 31, 1998 by Urban Retail was 258,700 and by Anthropologie was 75,410. The average store net selling square feet is 10,000 for Urban Retail and 8,500 to 9,000 for Anthropologie. The new smaller format Urban Retail stores are expected to average 6,000 net selling square feet. The Bloomington store was 5,100 net selling square feet.

LOCATION                         LOCATION                          LOCATION
--------                         --------                          --------

Urban Outfitters Stores          Urban Outfitters Stores         Anthropologie Stores
-----------------------          -----------------------         --------------------

Cambridge, MA                    Costa Mesa, CA                             Wayne, PA
11 J.F. Kennedy Street           2930 Bristol Street            201 W. Lancaster Ave.

Philadelphia, PA                 Chicago, IL                            Rockville, MD
1801 Walnut Street               2352 N. Clark Street            11500 Rockville Pike

New York, NY                     Pasadena, CA                            Westport, CT
628 Broadway                     139 W. Colorado Blvd.           1365 Post Road, East

Washington, DC                   Chicago, IL                            Greenvale, NY
3111 M Street, N.W.              935 N. Rush Street                  9 Northern Blvd.

New York, NY                     Austin, TX                                  SoHo, NY
374 Avenue of Americas           2406 Guadalupe Street              375 West Broadway

Madison, WI                      Tempe, AZ                          Newport Beach, CA
604 State Street                 545 South Mill Ave.         823 Newport Center Drive

Ann Arbor, MI                    Houston, TX                         Santa Monica, CA
231 S. State Street              2501 University Blvd.    1402 Third Street Promenade

Boston, MA                       Miami, FL                                Chicago, IL
361 Newbury Street               653 Collins Ave.                1120 N. State Street

Minneapolis, MN                  Boulder, CO                        Highland Park, IL
3006 Hennepin Ave., S.           934 Pearl Street                 1780 Green Bay Road

New York, NY                     Portland, OR
127 East 59th Street             2320 N.W. Westover Road

Seattle, WA                      Montreal, PQ
401 Broadway, East               1246 Ste. Catherine Street, W.

Berkeley, CA                     Toronto, ON
2590 Bancroft Way                235 Yonge Street

Santa Monica, CA                 Bloomington, IN
1440 Third Street Promenade      530 E. Kirkwood Ave.

San Francisco, CA
80 Powell Street

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


Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended January 31, 1998, through the solicitation of proxies or otherwise.


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


Market Information
                                            Market Prices ($)*
                                            High Bid   Low Bid
                                              Price     Price
                                             -----     -----
     Fiscal 1996

     Quarter ended April 30, 1995            13 1/8    9 3/4
     Quarter ended July 31, 1995             11 15/16  9
     Quarter ended October 31, 1995          13 1/2    10 3/8
     Quarter ended January 31, 1996          13 1/8    10 1/16


     Fiscal 1997

     Quarter ended April 30, 1996            16 15/16  12
     Quarter ended July 31, 1996             27 3/8    14 3/4
     Quarter ended October 31, 1996          24 3/4    13 5/8
     Quarter ended January 31, 1997          17        10 1/2


     Fiscal 1998

     Quarter ended April 30, 1997            14        10 1/2
     Quarter ended July 31, 1997             18 1/2    12
     Quarter ended October 31, 1997          19 3/4    15 1/8
     Quarter ended January 31, 1998          19        14 1/2


---------------
*Post June 1, 1996 2-for-1 stock split

Holders

     On April 1, 1998, the Company had approximately 2,200 shareholders.


Dividends

     The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common shares in the foreseeable future.


Item 6. Selected Financial Data

     The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated balance sheet and income statement data, at the fiscal year end for each of the five fiscal years presented below, are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, included elsewhere in this document.

                                                                                    Fiscal Year Ended January 31,
                                                                --------------------------------------------------------------------
                                                                     1994         1995          1996           1997          1998
                                                                     ----         ----          ----           ----          ----
                                                                            (In thousands, except share and per share data)
Income Statement Data:
Net sales ....................................................   $    84,486   $   110,121   $   133,036   $   156,414   $   173,121

Gross profit .................................................        43,989        57,334        67,583        78,505        85,739


Income from operations .......................................        13,302        17,576        19,867        21,356        22,062

Net income ...................................................   $     7,806   $    10,817   $    12,308   $    13,260   $    13,880
                                                                 ===========   ===========   ===========   ===========   ===========

Net income per common share ..................................   $       .52   $       .64   $       .72   $       .76   $       .79
                                                                 ===========   ===========   ===========   ===========   ===========

Weighted average common shares outstanding ...................    14,942,636    16,790,740    17,028,856    17,429,375    17,576,203

Net income per common share - assuming dilution...............   $       .49   $       .62   $       .70   $       .75   $       .78
                                                                 ===========   ===========   ===========   ===========   ===========

Weighted average common shares outstanding - assuming dilution    15,896,412    17,407,608    17,487,673    17,722,629    17,843,873


Balance Sheet Data:
Working capital ..............................................   $    28,285   $    26,872   $    36,487   $    39,239   $    52,133
Total assets .................................................        43,400        56,766        71,117        89,675       107,424
Total liabilities ............................................         7,902        10,015        11,665        13,983        16,766
Long-term debt, excluding current maturities .................          --            --            --            --            --
Total shareholders' equity ...................................        35,498        46,751        59,452        75,692        90,658

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

General

     The Company is composed of two retail subsidiaries, Urban Retail and Anthropologie, and a Wholesale subsidiary. Urban Retail is the largest of the three, has the highest gross profit margins and generates most of the Company's revenues and profits. Urban Retail had 26 stores opened at January 31, 1998 and 25 at January 31, 1997. The Company's first Anthropologie store opened in October 1992. Anthropologie had nine stores opened at January 31, 1998 and eight at January 31, 1997. The Company has plans to open seven Urban Retail stores and five Anthropologie stores in Fiscal 1999. The recent growth in the Wholesale company is from both the domestic and international markets.

     Fiscal 1998 and 1997 continued as very profitable years for Urban Outfitters with earnings to net sales of 8.0% and 8.5%, respectively, as well as return on shareholders' equity of 15.3% and 17.5%, respectively. The slight contraction of earnings as a percent of net sales in Fiscal 1998 and the direction of return on shareholders' equity in that year resulted primarily from a slowdown in retail sales growth in Fiscal 1998. The Wholesale company recorded sales growth of 8% and 30% in Fiscal years 1998 and 1997, respectively. The Wholesale company is not expected to grow at those rates in Fiscal 1999 and could experience a reduction in sales during Fiscal 1999.

     The Company has established a European subsidiary (Urban Outfitters U.K. Ltd.) and expects to open its first Urban Retail store in London in May 1998. The European subsidiary incurred expenses without the benefit of sales during Fiscal 1998. While Fiscal 1999 is expected to have sales from the London store, the subsidiary will still operate at a loss during Fiscal 1999.

     In late Fiscal 1998 and in early Fiscal 1999, the Company invested in two direct marketing concepts. The first is a 100% owned catalog under the Anthropologie retail subsidiary and carries the Anthropologie name. The second is a minority investment in a teenage catalog/magazine combination called moXIEgirl(TM). Both are expected to incur losses during their start-up phases. The period of start-up could encompass two years for either or both.

     The Company's Fiscal year ends on January 31. All references in this discussion to Fiscal years of the Company refer to the Fiscal years ended on January 31 in those years. For example, the Company's 1998 Fiscal year ended on January 31, 1998. The comparable store net sales data presented in this discussion are calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.


Results of Operations

     The following tables set forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data and the growth of certain income statement data from period to period.

                                                       Fiscal Year Ended
                                                           January 31,
                                                ------------------------------
As a Percentage of Net Sales                     1996       1997          1998
                                                -----      -----        ------

Net sales..................................     100.0%     100.0%        100.0%
Cost of goods sold.........................      49.2       49.8          50.5
                                               ------     ------        ------
  Gross profit.............................      50.8       50.2          49.5
Selling, general and administrative expenses     35.9       36.5          36.8
                                               ------     ------        ------
  Income from operations...................      14.9       13.7          12.7
Net interest and other expenses (income)...      (1.0)       (.8)         (1.0)
                                               ------     ------        ------
  Income before income taxes...............      15.9       14.5          13.7
Income tax expense.........................       6.6        6.0           5.7
                                               ------     ------        ------
  Net income...............................       9.3%       8.5%          8.0%
                                               ======     ======        ======

Period over Period Dollar Growth

Net sales..................................                 17.6%         10.7%
Gross profit...............................                 16.2%          9.2%
Income from operations.....................                  7.5%          3.3%
Net income.................................                  7.7%          4.7%
                                                           =====         =====

Fiscal 1998 Compared to Fiscal 1997

     Net sales in Fiscal 1998 increased to $173.1 million from $156.4 million in the prior Fiscal year, a 10.7% increase. The $16.7 million increase was attributable to a combination of comparable store net sales decreases of $1.6 million, net sales increases of $16.1 million from stores opened or enlarged during Fiscal 1997 and Fiscal 1998 and net sales increases of $2.2 million from the Wholesale company. The decrease in comparable store sales of 1% or $1.6 million results primarily from one merchandise division that did not perform to prior year levels. Average selling prices were not a significant determinate of Fiscal 1998 sales levels. New and enlarged stores included seven stores opened in Fiscal 1997 and three opened in Fiscal 1998. The Company believes increased net sales from the Wholesale subsidiary during Fiscal 1997 and 1998 were attributable to increased orders and order size due to the popularity of its product lines as well as growth in number of orders and size of orders from international customers.

     The Company's gross profit margin declined from 50.2% in Fiscal 1997 to 49.5% in Fiscal 1998. The primary contributors to the decline were higher markdowns in the retail companies and a higher sales mix in the lower gross profit margin companies -- Anthropologie and Wholesale. Markdowns were triggered by lower than planned comparable store sales.

     Selling, general and administrative expenses grew to $63.7 million in Fiscal 1998 from $57.1 million in the prior Fiscal year, an 11.4% increase. As a percentage of net sales, the expenses increased to 36.8% in Fiscal 1998 from 36.5% in the prior Fiscal year. The increase in percentage was attributable to the Retail companies' lower comparable store sales and investments in people and systems to accommodate the sales growth in the Wholesale company over the last two years of 8% and 30%.

     Net income increased to $13.9 million in Fiscal 1998 from $13.3 million in the prior Fiscal year, a 4.7% increase. This increase was principally achieved through increases in net sales.


Fiscal 1997 Compared to Fiscal 1996

     Net sales in Fiscal 1997 increased to $156.4 million from $133.0 million in the prior Fiscal year, a 17.6% increase. The $23.4 million increase was attributable to comparable store net sales increases of $2.2 million, net sales of $14.5 million from stores opened or enlarged during Fiscal 1996 and Fiscal 1997 and net sales increases of $6.7 million from the Wholesale company. The comparable store sales increase of 2.1% or $2.2 million in Fiscal 1997 over 1996 results from the inverse relationship of higher average selling prices and fewer pieces sold. The higher average selling prices representing approximately $12.1 million and the fewer pieces sold approximately $9.9 million leaves $2.2 million in comparable store sales. New and enlarged stores included four stores opened in Fiscal 1996 and seven opened in Fiscal 1997. The Company believes increased net sales from the Wholesale subsidiary during Fiscal 1997 were attributable to increased orders and order size due to the popularity of its product lines as well as growth in number of orders and size of orders from international customers.

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


Liquidity and Capital Resources

     During the last three years the Company has satisfied its cash requirements through cash flow from operations. The Company's primary uses of cash have been to open new stores, build a new distribution center and purchase inventories. Most recently, the company invested in two direct response catalogs and in a new European subsidiary. In addition to cash generated from operations, sources of cash have included the net proceeds from the exercise of certain employee stock options in each of Fiscal 1996, 1997 and 1998. Over the next few years, the Company expects to incur capital expenditures in support of its expansion program. Accumulated cash and future cash from operations are expected to fund such expansion-related uses of cash, including investments in the catalog companies.

     Although the Company has not borrowed short-term or long-term funds during the last five Fiscal years, it maintains a line of credit of $16.5 million, of which all is available for cash borrowings or for the issuance of letters of credit. The line is unsecured and any cash borrowings under the line would accrue interest at an as offered basis not to exceed LIBOR plus 3/8 of 1 percent. The Company uses letters of credit primarily to purchase private label and Wholesale merchandise from offshore suppliers. Outstanding balances of letters of credit at January 31, 1997 and 1998 were $4.3 million and $4.7 million, respectively. There were no short-term or long-term debts outstanding at January 31, 1997 or at January 31, 1998. The Company expects that accumulated cash and cash from operations will be sufficient to meet the Company's cash needs for at least the next three years.


Other Matters

Year 2000

The Company has examined each area of its business systems from IBM operating systems, to business application systems, to store register systems that it believes could be affected by the date change issue of the year 2000. It has also reviewed the implemented changes or planned changes of its major suppliers that it believes would be effected by the year 2000 date changes. Many of the needed changes are complete, some are still taking place and all are expected to be completed and in place before the critical times in calendar 1999. The expenses associated with the changes are not expected to be of a material nature to the Company.

Future Accounting Changes

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these new accounting standards in Fiscal 1999. While management has not yet completed its assessment of how and if SFAS 131 will impact the Company's existing segment disclosures, both standards are for disclosure purposes only and will have no adverse effect on the Company's financial position, cash flows or results of operations.


Seasonality and Quarterly Results

     While Urban Outfitters has been profitable in each of its last 32 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material, adverse effect on the Company's results of operations. The Company's results of operations in any one Fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other Fiscal quarter or for the full Fiscal year.

     The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into the operations of the Company. Fluctuations in the bookings and shipments of the Wholesale products between quarters can also have positive or negative effects on earnings during the quarters.

     The following tables, which are unaudited, set forth the Company's net sales, gross profit, net income and income per share for each quarter during the last two Fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income.


                                                                   Fiscal 1997 Quarter Ended
                                                        ---------------------------------------------
                                                       (Dollars in thousands, except per share data)

                                                          April 30,  July 31,   Oct. 31,  Jan. 31,
                                                            1996       1996      1996       1997
                                                          --------   -------    -------    -------
Net sales .............................................   $33,635    $35,898    $44,884    $41,997
Gross profit ..........................................    17,065     18,402     22,471     20,567
Net income ............................................     2,927      2,849      4,632      2,852
Net income per share - assuming dilution ..............   $   .17    $   .16    $   .26    $   .16

As a Percentage of Fiscal Year:
Net sales .............................................        22%        23%        29%        26%
Net income ............................................        22%        21%        35%        22%


                                                                 Fiscal 1998 Quarter Ended
                                                         --------------------------------------------
                                                        (Dollars in thousands, except per share data)

                                                         April 30,   July 31,   Oct. 31,   Jan. 31,
                                                           1997        1997       1997      1998
                                                          -------    -------    -------    -------
Net sales .............................................   $37,197    $41,316    $48,373    $46,235
Gross profit ..........................................    18,608     20,350     24,026     22,755
Net income ............................................     2,423      2,855      4,783      3,819
Net income per share - assuming dilution ..............   $   .14    $   .16    $   .27    $   .21

As a Percentage of Fiscal Year:
Net sales .............................................        21%        24%        28%        27%
Net income ............................................        17%        21%        34%        28%


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

The directors and executive officers of the Company are as follows:

NAME                               AGE                  POSITION
----                               ---                  --------
Richard A. Hayne                   51        Chairman of the Board of Directors and
                                             President

Kenneth K. Cleeland                57        Chief Financial Officer and Treasurer

Jay M. Hammer                      42        Secretary and Director of Stores

Michael A. Schultz                 44        President, Urban Outfitters Wholesale, Inc.

Glen T. Senk                       41        President, Anthropologie, Inc.

Scott A. Belair(1)(2)              50        Director

Harry S. Cherken, Jr.              48        Director

Joel S. Lawson III(1)(2)           50        Director

Burton M. Sapiro                   71        Director

---------------------

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

Item 11.  Executive Compensation

       Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

       Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                             PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a)       The following documents are filed as part of this report:

               (1) Financial Statements

               Financial Statements filed herewith are listed in the accompanying index on page F-1.

               (2)  Financial Statement Schedules                Page

               Schedule II -Valuation and Qualifying Accounts    S-1

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

               (3)   Exhibits

Exhibit Number           Description
--------------           -----------

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

10.6 1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company's Annual Report on
                Form 10-K for the Fiscal year ended January 31, 1997.

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



           Signature                        Title                       Date
           ---------                        -----                       ----

/s/ Richard A. Hayne                  Chairman of the             April 21, 1998
---------------------------------       Board, President and
Richard A. Hayne                        Director
(Principal Executive Officer)

/s/ Kenneth K. Cleeland               Chief Financial Officer     April 21, 1998
---------------------------------       and Treasurer
Kenneth K. Cleeland
(Principal Financial and
 Accounting Officer)

/s/ Scott A. Belair                   Director                    April 21, 1998
---------------------------------
Scott A. Belair

/s/ Harry S. Cherken, Jr.             Director                    April 21, 1998
---------------------------------
Harry S. Cherken, Jr.

/s/ Joel S. Lawson III                Director                    April 21, 1998
---------------------------------
Joel S. Lawson III

/s/ Burton M. Sapiro                  Director                    April 21, 1998
---------------------------------
Burton M. Sapiro

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             URBAN OUTFITTERS, INC.


                                                              Page
                                                              ----


     Report of Independent Accountants.....................    F-2

     Consolidated Balance Sheets at January 31, 1998
          and January 31, 1997.............................    F-3

     Consolidated Statements of Income for the
       years ended January 31, 1998, 1997 and 1996.........    F-4

     Consolidated Statements of Shareholders' Equity for the
       years ended January 31, 1998, 1997 and 1996.........    F-5

     Consolidated Statements of Cash Flows for the
       years ended January 31, 1998, 1997 and 1996.........    F-6

     Notes to Consolidated Financial Statements............    F-7

                        Report of Independent Accountants



To the Board of Directors and Shareholders
Urban Outfitters, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and its subsidiaries at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Philadelphia, Pennsylvania
March 13, 1998

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)




                                                                  January 31,
                                                             -------------------
                         Assets                                 1998       1997
                                                             --------   --------
Current assets:

     Cash and cash equivalents ...........................   $ 26,712   $ 14,581
     Marketable securities................................     10,865      9,255
     Accounts receivable, net of allowance of
          doubtful accounts of $616 and $643 at January 31,
          1998 and 1997, respectively ....................      4,497      2,827
     Inventory ...........................................     17,128     16,965
     Prepaid expenses and other current assets ...........      4,662      4,776
     Deferred taxes ......................................      1,929      2,460
                                                             --------    -------
Total current assets .....................................     65,793     50,864

Property and equipment, less accumulated depreciation and
     amortization.........................................     26,893     25,209
Marketable securities.....................................     11,993     12,047
Other assets .............................................      2,745      1,555
                                                             --------    -------
                                                             $107,424    $89,675
                                                             ========    =======

            Liabilities and shareholders' equity

Current liabilities:
     Accounts payable ....................................   $ 10,386    $ 8,699
     Income taxes payable ................................        366        388
     Accrued compensation ................................      1,024        951
     Accrued expenses and other current liabilities ......      1,884      1,587
                                                             --------    -------
Total current liabilities ................................     13,660     11,625

Accrued rent and other liabilities .......................      3,106      2,358
                                                             --------    -------
Total liabilities.........................................     16,766     13,983
                                                             --------    -------
Shareholders' equity:
     Preferred shares; $.0001 par, 10,000,000 authorized,
          none issued.....................................         --         --
     Common shares; $.0001 par, 50,000,000 authorized,
          17,649,360 and 17,528,698 issued at January 31,
          1998 and 1997, respectively                               2          2
     Additional paid-in capital ..........................     21,482     20,396
     Retained earnings ...................................     69,174     55,294
                                                             --------    -------
Total shareholders' equity ...............................     90,658     75,692
                                                             --------    -------
                                                             $107,424    $89,675
                                                             ========    =======


                             See accompanying notes.

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)



                                                           Fiscal Year Ended January 31,
                                                      ----------------------------------------
                                                         1998           1997          1996
                                                      -----------    -----------   -----------
Net sales ..........................................  $   173,121    $   156,414   $   133,036
Cost of sales ......................................       87,382         77,909        65,453
                                                      -----------    -----------   -----------
       Gross profit ................................       85,739         78,505        67,583

Selling, general and administrative expenses........       63,677         57,149        47,716
                                                      -----------    -----------   -----------
     Income from operations.........................       22,062         21,356        19,867
Interest (income)...................................       (1,772)        (1,506)       (1,285)
Other expense, net..................................          209            193            22
                                                      -----------    -----------   -----------
     Income before income taxes.....................       23,625         22,669        21,130
Income tax expense..................................        9,745          9,409         8,822
                                                      -----------    -----------   -----------
     Net income ....................................  $    13,880    $    13,260   $    12,308
                                                      ===========    ===========   ===========

Net income per common share.........................  $       .79    $       .76   $       .72
                                                      ===========    ===========   ===========
Weighted average common shares outstanding .........   17,576,203     17,429,375    17,028,856
                                                      ===========    ===========   ===========
Net income per common share - assuming dilution.....  $       .78    $       .75   $       .70
                                                      ===========    ===========   ===========
Weighted average common shares outstanding -
  assuming dilution ................................   17,843,873     17,722,629    17,487,673
                                                      ===========    ===========   ===========






                      See accompanying notes.

                             URBAN OUTFITTERS, INC.
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                           Common Shares
                                          -------------------------------------------------
                                                                    Additional
                                           Number of                  Paid-In     Retained
                                            Shares        Par Value   Capital     Earnings         Total
                                          ----------      ---------  ----------   ---------      --------
Balances at January 31, 1995 ............ 16,946,042         $  1     $ 17,024    $  29,726      $ 46,751
Exercise of stock options ...............    142,330           --          176           --           176
Tax effect of exercises .................         --           --          290           --           290
Purchase and retirement of common shares      (8,000)          --          (73)          --           (73)
Net income .............................          --           --           --       12,308        12,308
                                          ----------         ----     --------    ---------      --------
Balances at January 31, 1996 ............ 17,080,372            1       17,417       42,034        59,452

Exercise of stock options................    448,326           --          806           --           806
Tax effect of exercises .................         --           --        2,173           --         2,173
Effect of stock split ...................         --            1           --           --             1
Net income ..............................         --           --           --       13,260        13,260
                                          ----------         ----     --------    ---------      --------
Balances at January 31, 1997 ............ 17,528,698            2       20,396       55,294        75,692

Exercise of stock options................    120,662           --          558           --           558
Tax effect of exercises..................         --           --          528           --           528
Net income...............................         --           --           --       13,880        13,880
                                          ----------         ----     --------    ---------      --------
Balances at January 31, 1998............. 17,649,360         $  2     $ 21,482    $  69,174      $ 90,658
                                          ==========         ====     ========    =========      ========





                                 See accompanying notes.

                                 URBAN OUTFITTERS, INC.
                          Consolidated Statements of Cash Flows
                                     (In thousands)


                                                                        Fiscal Year Ended January 31,
                                                                      ----------------------------------
                                                                         1998         1997        1996
                                                                      ----------    --------    --------
Cash flows from operating activities:
     Net income.....................................................  $   13,880    $ 13,260    $ 12,308
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization ............................       4,588       3,461       2,925
          Provision for deferred income taxes ......................         531        (705)       (341)
          Provision for losses (recovery) of accounts receivable ...         (27)        112        (187)
          Changes in assets and liabilities:
               Increase in receivables .............................      (1,643)     (1,366)       (214)
               Increase in inventory ...............................        (163)     (6,488)        (96)
               Increase in prepaid expenses and other assets .......      (1,076)     (1,549)       (564)
               Increase in payables, accrued expenses and other
                 liabilities .......................................       2,783       2,318       1,820
                                                                        --------    --------    --------
     Net cash provided by operating activities .....................      18,873       9,043      15,651
                                                                        --------    --------    --------

Cash flows from investing activities:
     Capital expenditures ..........................................      (6,272)    (11,980)     (6,229)
     Purchases of investments held-to-maturity .....................      (9,333)    (20,522)     (5,463)
     Purchases of investments available-for-sale ...................      (8,075)     (2,425)     (2,911)
     Sales of investments available-for-sale .......................       6,100       5,035          --
     Maturities of investments held-to-maturity ....................       9,752      12,356       9,545
                                                                        --------    --------    --------
     Net cash used in investing activities .........................      (7,828)    (17,536)     (5,058)
                                                                        --------    --------    --------

Cash flows from financing activities:
     Exercise of stock options .....................................       1,086       2,979         466
     Purchase of common shares .....................................          --          --         (73)
                                                                        --------    --------    --------
     Net cash provided by financing activities .....................       1,086       2,979         393
                                                                        --------    --------    --------

     Increase (decrease) in cash and cash equivalents ..............      12,131      (5,514)     10,986

Cash and cash equivalents at beginning of period ...................      14,581      20,095       9,109
                                                                        --------    --------    --------
Cash and cash equivalents at end of period .........................    $ 26,712    $ 14,581    $ 20,095
                                                                        ========    ========    ========


                                See accompanying notes.

                             Urban Outfitters, Inc.
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)


                            January 31, 1998 and 1997


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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution.

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

  Net Income Per Share

     The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share." All prior period net income per share data presented has been restated in accordance with SFAS No. 128.

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

  Reclassifications

     Certain reclassifications of prior years' data have been made to conform to Fiscal 1998 classifications.

                             Urban Outfitters, Inc.
             Notes to Consolidated Financial Statements (continued)


2.   Marketable Securities

     The amortized cost and estimated fair value of the marketable securities are as follows:


                                                                        January 31, 1998                 January 31, 1997
                                                                    -------------------------        ------------------------
                                                                    Amortized          Fair          Amortized         Fair
                                                                       Cost            Value            Cost           Value
                                                                    ----------        -------        ----------       -------
CURRENT PORTION
   Held-to-maturity
     Tax-exempt municipal securities ...........................     $ 7,272          $ 7,294          $ 7,340        $ 7,379
     U.S. government securities ................................       1,318            1,318            1,615          1,638
                                                                     -------          -------          -------        -------
   Total current held-to-maturity ..............................       8,590            8,612            8,955          9,017
                                                                     -------          -------          -------        -------

   Available-for-sale
     Tax-exempt municipal securities, puta2,275 ................       2,275            2,275              300            300
                                                                     -------          -------          -------        -------
   Total current marketable securities .........................      10,865           10,887            9,255          9,317
                                                                     -------          -------          -------        -------

NONCURRENT PORTION
   Held-to-maturity
     Tax-exempt municipal securities ...........................      11,993           12,111           11,798         11,755
     U.S. government securities ................................        --               --                249            251
                                                                     -------          -------          -------        -------
   Total noncurrent held-to-maturity ...........................      11,993           12,111           12,047         12,006
                                                                     -------          -------          -------        -------

Total marketable securities ....................................     $22,858          $22,998          $21,302        $21,323
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

                             Urban Outfitters, Inc.
             Notes to Consolidated Financial Statements (continued)



3.   Inventory

     Inventory is summarized as follows:

                                          January 31,
                                   ----------------------
                                       1998       1997
                                   ---------    ---------

     Work-in-progress............  $     861    $   1,151
     Finished goods..............     16,267       15,814
                                  ----------    ---------
                  Total..........  $  17,128    $  16,965
                                   =========    =========


4.   Property and Equipment

     Property and equipment is summarized as follows:


                                        January 31,
                                    -------------------
                                      1998       1997
                                    --------  ---------

     Land........................   $    543   $    543
     Furniture and fixtures......     13,739     12,402
     Leasehold improvements......     28,267     23,720
     Other operating equipment...      2,034      1,646
                                    --------   --------
                                      44,583     38,311
     Accumulated depreciation and
       amortization..............    (17,690)   (13,102)
                                     -------    -------
                  Total..........    $26,893    $25,209
                                     =======    =======

     The useful life of furniture and fixtures is five years, leasehold improvements is "life of lease" and other operating equipment varies from three to ten years.


5.   Accrued Expenses

     Accrued expenses consist of the following:

                                        January 31,
                                    ------------------
                                       1998      1997
                                    --------   --------

     Accrued sales taxes ........    $   489   $    661
     Other current liabilities...      1,395        926
                                     -------   --------
                  Total..........    $ 1,884   $  1,587
                                     =======   ========

The reported amounts approximate fair value because of the short maturity of these obligations.

                             Urban Outfitters, Inc.
             Notes to Consolidated Financial Statements (continued)



6.   Line of Credit

     The Company has available a $16,500 revolving line of credit to facilitate letter of credit transactions and cash advances. Interest on outstanding balances is payable monthly based on an "as offered" rate not to exceed the London Interbank Offered Rate (LIBOR) plus 3/8%. No principal amounts were outstanding under this line at January 31, 1998 and 1997. Outstanding letters of credit totaled $4,706 and $4,263 as of January 31, 1998 and 1997, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values.


7.   Profit-Sharing Plan

     The Company has a profit-sharing plan that covers all employees who are at least 18 years of age and have completed at least one thousand hours of service. Plan contributions are at the discretion of management but may not exceed 15% of qualified employee earnings.

     No contributions were made by the Company for the years ended January 31, 1998, January 31, 1997 or January 31, 1996.


8.   Income Taxes

     Income tax expense consists of:

                            Fiscal Year Ended January 31,
                           ------------------------------
                            1998         1997       1996
                           ------       ------     ------
Current:
  Federal..............    $8,433       $8,041     $7,202
  State and local......     2,106        2,073      1,961
Deferred:
  Federal..............      (499)        (613)      (291)
  State and local......       (32)         (92)       (50)
  Foreign .............      (263)          --         --
                           ------       ------     ------
Total..................    $9,745       $9,409     $8,822
                           ======       ======     ======

                             Urban Outfitters, Inc.
             Notes to Consolidated Financial Statements (continued)



       The effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

                                           Fiscal Year Ended January 31,
                                           -----------------------------
                                            1998       1997     1996
                                            ----       ----     ----
Expected provision at federal
   statutory rate.......................     35%        35%      35%
State and local income taxes, net of
  federal tax benefit, and other........      6          7        7
                                            ---        ---      ---
Effective rate.........................      41%        42%      42%
                                            ===        ===      ===


     The significant components of deferred tax assets and liability at January 31, 1998 and 1997 are as follows:


                                              1998       1997
                                             ------     ------
Deferred tax liability:
  Prepaid expenses.......................    $ (242)    $ (138)

Deferred tax assets:
  Depreciation and lease transactions....     2,221      1,667
  Inventory..............................     1,328      1,484
  Accounts receivable....................       533        408
  Loss carryforwards.....................       263         --
  Accrued salaries and benefits..........       145        113
  Other..................................        15         19
                                            -------    -------
Net deferred tax assets..................   $ 4,263    $ 3,553
                                            =======    =======


     At January 31, 1998, the Company had net operating loss carry forwards for tax purposes of approximately $800 in the United Kingdom which do not expire. At January 31, 1998 and 1997, a deferred tax asset of $2,334 and $1,093, respectively, is included in Other assets.

                             Urban Outfitters, Inc.
             Notes to Consolidated Financial Statements (continued)



9.   Commitments and Contingencies

       The Company leases certain of its stores under noncancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with terms in excess of one year:


                1999.........................  $ 11,897
                2000.........................    11,489
                2001.........................    11,093
                2002.........................    11,167
                2003 ........................    10,612
                Thereafter...................    43,958
                                                -------
                Total minimum lease payments   $100,216

       Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $3,095 and $2,302, at January 31, 1998 and 1997, respectively, has been included in Other liabilities in the accompanying consolidated balance sheets. Subsequent to year end, the Company entered into leases for additional locations. Commitments related to these leases are included in the above.

       The store leases provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels.

       Rent expense consisted of the following:

                                             Fiscal Year Ended January 31,
                                             -----------------------------
                                              1998       1997       1996
                                             -------    -------    ------
              Minimum rentals.............   $11,631    $ 9,946    $8,274
              Contingent rentals..........       380        599       783
                                             -------    -------    ------

                   Total..................   $12,011    $10,545    $9,057
                                             =======    =======    ======

                             Urban Outfitters, Inc.
             Notes to Consolidated Financial Statements (continued)



10.  Stock Option Plans

       At the May 20, 1997 Annual Shareholders Meeting, approval was given to adopt the Company's 1997 Stock Option Plan. The 1997 Plan authorizes up to an aggregate of 1,250,000 common shares which can be granted as either incentive stock options or nonqualified stock options. The vesting period for this Plan can range from one to ten years. This 1997 Plan replaced the previous 1987, 1992 and 1993 Plans which were precluded from making additional grants due either to expiration or insufficiently available shares. Individual grants outstanding under the superseded plans, however, have expiration dates which extend into the year 2007.

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value provisions of SFAS 123 at the grant date for awards during Fiscal 1998, 1997 and 1996, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      For the year ended January 31,
                                                                    -----------------------------------
                                                                     1998           1997          1996
                                                                    -------       -------       -------
Net income - as reported ........................................   $13,880       $13,260       $12,308
Net income - pro forma ..........................................   $12,693       $12,649       $11,930
Net income per share - assuming dilution - as reported ..........       .78       $   .75       $   .70
Net income per share - assuming dilution - pro forma ............   $   .72       $   .72       $   .68

       The pro forma results may not be representative of the effects on reported operations for future years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                1998      1997        1996
                                -----     -----      ------
Expected life (years) ......     6.7       5.7        6.1
Risk-free interest rate.....     6.9%      6.1%       6.6%
Volatility .................    50.7%     49.5%      49.5%
Dividend rate ..............       0%        0%         0%

                             Urban Outfitters, Inc.
             Notes to Consolidated Financial Statements (continued)



       Information regarding these option plans for Fiscal 1998, 1997 and 1996 is as follows:


                                                           FY 1998                    FY 1997                    FY 1996
                                                    --------------------    --------------------------    ---------------------
                                                                 Weighted                     Weighted                  Weighted
                                                                 Average                      Average                   Average
                                                                 Exercise                     Exercise                  Exercise
Fixed Options                                         Shares      Price       Shares            Price       Shares        Price
-------------                                       ---------    -------    ---------         --------    ---------      -------
Options outstanding at beginning of year .......    1,010,756    $ 9.50     1,274,582          $ 5.99     1,152,912      $ 4.67
Options granted ................................      415,000     11.54       185,000           15.02       564,000       10.23
Options exercised ..............................     (120,662)     4.62      (448,326)           1.80      (142,330)       1.23
Options canceled ...............................         --         n/a          (500)          15.19      (300,000)      12.38
                                                    ---------               ---------                     ---------
Options outstanding at end of year .............    1,305,094    $10.60     1,010,756          $ 9.50     1,274,582      $ 5.99
                                                    =========    ======     =========          ======     =========      ======
Options exercisable at end of year .............      603,426                 472,920                       783,942
                                                    =========               =========                     =========
Weighted average fair value of grants per share     $    6.89               $    7.99                     $    5.75
                                                    =========               =========                     =========



      The following table summarizes information concerning currently outstanding and exercisable options:

                           Options Outstanding                      Options Exercisable
                  ---------------------------------------         ------------------------
                                    Wtd. Avg.
                     Amount         Remaining     Wtd. Avg.         Amount       Wtd. Avg.
   Range of       Outstanding      Contractual    Exercise        Exercisable    Exercise
Exercise Prices    at 1/31/98         Life         Price          at 1/31/98      Price
---------------   -----------      -----------   ---------        -----------    --------
$ 2.33 -  9.88      366,594         4.5 years     $ 6.84            299,926      $ 6.36
$10.63 - 11.81      746,000         7.1            10.99            196,000       11.17
$13.25 - 20.88      192,500         6.5            16.22            107,500       17.31

11. Net Income Per Share

       The following is a reconciliation of the denominators of net income per share and net income per share (assuming dilution) computations:

                                    Fiscal Year Ended January 31,
                                             (in shares)
                               ---------------------------------------
                                  1998           1997           1996
                               ----------     ----------    ----------
Net income per share .....     17,576,203     17,429,375    17,028,856
Effect of dilutive options        267,670        293,254       458,817
                               ----------     ----------    ----------

Net income per share -
   assuming dilution.....      17,843,873     17,722,629    17,487,673
                               ==========     ==========    ==========


       Options to purchase 40,000 shares at $20.88 per share, 10,000 shares at $17.69 per share, 35,000 shares at $16.88 per share and 69,500 shares at $15.19 per share were outstanding during Fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


12.  Supplemental Cash Flow Information

                                      Fiscal year ended January 31,
                                      -----------------------------
                                       1998       1997       1996
                                      ------     ------     ------
Interest paid .................       $   29     $   28     $   50
Income taxes paid .............       $9,668     $8,260     $9,439


13.  Stock Split

       On May 21, 1996, the Board of Directors of Urban Outfitters, Inc. declared a two-for-one stock split in the form of a stock dividend for shareholders of record on June 1, 1996. That stock split is retroactively reflected in the financial statements for all periods presented.


14.  Subsequent Event

       On February 5, 1998 the Company entered into an agreement with HMB Publishing, Inc. for the purchase of a minority interest in the company through Series B Convertible Preferred Stock and certain convertible debentures. The agreement calls for additional investments and ownership if HMB meets certain performance milestones. To date, the Company has invested approximately $804. HMB publishes moXIEgirl(TM), a combination magazine and catalog catering to teenage girls.

                          URBAN OUTFITTERS, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)



                                         Charged
                             Balance at  to costs               Balance
                             beginning     and                   at end
Description                  of period   expenses  Deductions  of period
-----------                  ----------  --------  ----------- ---------

Year ended January 31, 1996
  Inventory reserves ......    $2,227     $1,694     $1,710      $2,211

Year ended January 31, 1997
  Inventory reserves ......    $2,211     $2,471     $1,956      $2,726

Year ended January 31, 1998
  Inventory reserves ......    $2,726     $2,190     $2,144      $2,772