Form 10-Q
period 1998-04-30
URBAN OUTFITTERS INC
filed 1998-06-12
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly Period Ended April 30, 1998

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

                                    Yes   X      No
                                        -----       -----

         Title of Each Class                      Number of Shares Outstanding
          of Common Stock                               at June 1, 1998
         -------------------                      -----------------------------

Common Shares, par value, $.0001 per share                 17,777,954

                                      INDEX
                                      -----
                                                                           PAGE
                                                                           ----

                           PART I           Financial Information


ITEM 1            Financial Statements
------
                  Consolidated Balance Sheets at April 30, 1998              2
                  (Unaudited) and January 31, 1998

                  Consolidated Statements of Income for the three            3
                  months ended April 30, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the              4
                  three months ended April 30, 1998 and 1997 (Unaudited)

                  Notes to Consolidated Financial Statements                 5

ITEM 2            Management's Discussion and Analysis of Financial        6 - 9
------            Condition and Results of Operations



                           PART II          Other Information


ITEM 6            Exhibits and Reports on Form 8-K                           9
------


SIGNATURES                                                                  10

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                              APRIL 30, 1998   JANUARY 31, 1998
                                                                               (UNAUDITED)
                                          Assets
Current assets:
   Cash and cash equivalents ..............................................     $23,915           $26,712
   Marketable securities ..................................................      12,594            10,865
   Accounts receivable, net of allowance for
      doubtful accounts of $672 and $616 at April 30, 1998
      and January 31, 1998, respectively ..................................       4,406             4,497
   Inventory ..............................................................      21,144            17,128
   Prepaid expenses and other current assets ..............................       7,215             6,591
                                                                                -------           -------
Total current assets ......................................................      69,274            65,793

Property and equipment, less accumulated depreciation and amortization ....      31,563            26,893
Marketable securities .....................................................      11,466            11,993
Other assets ..............................................................       4,147             2,745
                                                                                -------           -------
                                                                               $116,450          $107,424
                                                                                =======           =======

                              Liabilities and shareholders' equity
Current liabilities:
   Accounts payable .......................................................     $14,542           $10,386
   Accrued expenses and other current liabilities .........................       4,766             3,274
                                                                                -------           -------
Total current liabilities .................................................      19,308            13,660

Accrued rent and other liabilities ........................................       3,240             3,106
                                                                                -------           -------
Total liabilities .........................................................      22,548            16,766

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued .......        --                --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,777,954 and 17,649,360 issued at April 30, 1998 and January 31, 1998,
      respectively ........................................................           2                 2
   Additional paid-in capital .............................................      22,626            21,482
   Retained earnings ......................................................      71,274            69,174
                                                                                -------           -------
Total shareholders' equity ................................................      93,902            90,658
                                                                                -------           -------
                                                                               $116,450          $107,424
                                                                                =======           =======



                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)
                                   (Unaudited)




                                           THREE MONTHS ENDED APRIL 30,
                                           ----------------------------
                                               1998             1997
                                               ----             ----


Net sales ..........................    $     39,383     $     37,197
Cost of sales ......................          18,818           18,589
                                        ------------     ------------
   Gross profit ....................          20,565           18,608
Selling, general and administrative
 expenses ..........................          17,399           14,761
                                        ------------     ------------
   Income from operations ..........           3,166            3,847
Interest (income) ..................            (551)            (376)
Other expense (income), net ........             160               81
                                        ------------     ------------
   Income before income taxes ......           3,557            4,142
Income tax expense .................           1,457            1,719
                                        ------------     ------------
   Net income ......................    $      2,100     $      2,423
                                        ============     ============

Net income per share:
   Basic ...........................    $        .12     $        .14
   Diluted .........................             .12              .14

Weighted average shares outstanding:
   Basic ...........................      17,694,461       17,537,462
   Diluted .........................      18,004,852       17,704,068




                             See accompanying notes

                                              URBAN OUTFITTERS, INC.
                                       Consolidated Statements of Cash Flows
                                             (In thousands, Unaudited)


                                                             THREE MONTHS ENDED APRIL 30,
                                                             ----------------------------
                                                                  1998           1997
                                                                  ----           ----
Cash flows from operating activities:
 Net income ................................................    $  2,100     $  2,423
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ..............................     1,258        1,121
  Provision for losses on accounts receivable ................        56           71
  Changes in assets and liabilities:
   (Increase) decrease in receivables .........................       35       (2,399)
   Increase in inventory ......................................   (4,016)      (1,640)
   (Increase) decrease in prepaid expenses and other assets ...   (2,026)         606
Increase in payables, accrued expenses and other liabilities       5,782        2,019
                                                                --------     --------
 Net cash provided by operating activities ..................      3,189        2,201
                                                                --------     --------

Cash flows from investing activities:
 Capital expenditures .......................................     (5,928)        (648)
 Purchase of investments held-to-maturity ...................     (2,903)      (1,538)
 Purchase of investments available-for-sale .................       (599)      (2,250)
 Maturities of investments held-to-maturity .................      1,100        1,797
 Sales of investments available-for-sale ....................      1,200          800
                                                                --------     --------
 Net cash used in investing activities ......................     (7,130)      (1,839)
                                                                --------     --------

Cash flows from financing activities:
 Issuance of common shares ..................................      1,144           24
                                                                --------     --------
 Net cash provided by financing activities ..................      1,144           24
                                                                --------     --------

Increase in cash and cash equivalents ......................      (2,797)         386

Cash and cash equivalents at beginning of period ...........      26,712       14,581
                                                                --------     --------
Cash and cash equivalents at end of period .................    $ 23,915     $ 14,967
                                                                ========     ========

                                              See accompanying notes

                             URBAN OUTFITTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on April 21, 1998.

2.       Marketable Securities

Marketable securities are classified as follows:

                            April 30, 1998    January 31, 1998

Current portion
 Held-to-maturity ..........    $10,922            $ 8,590
 Available-for-sale ........      1,672              2,275
                                -------            -------
                                 12,594             10,865
                                -------            -------
 Noncurrent portion
 Held-to-maturity ..........     11,466             11,993
                                -------            -------

Total marketable securities...  $24,060            $22,858
                                =======            =======

                                     PART I

ITEM 2            Management's Discussion and Analysis of Financial Condition
------            and Results of Operations


GENERAL

This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: industry competition factors, unavailability of suitable retail space for expansion, difficulty in predicting and responding to fashion trend shifts, seasonal fluctuations in gross sales, the departure of one or more key senior managers and other risks identified in filings with the Securities and Exchange Commission.

The six percent sales increase in this year's first quarter over last year's was primarily a net result of four factors:

o   Urban Retail and Anthropologie stores' comparable sales growth of 9%

o Urban Retail and Anthropologie had five stores opened in the first quarter of this year that were not opened in the first quarter of last year

o the new Anthropologie catalog added $417,000 in additional sales during the quarter

o the Wholesale company recorded a 36% contraction in first quarter sales when compared to the first quarter of last year

As explained later in more detail, these same four factors had a direct effect on improved gross profit margins and an increased selling, general and administrative expense.

The Wholesale company is expected to finish the year at a lower sales level than the prior year. However, if the new stores open as planned and the planned comparable store sales are reached, the negative earning effect of the Wholesale company sales reduction and the new companies (Anthropologie catalog and Urban Outfitters, UK Ltd.) will be offset by the earnings growth in Urban Retail and Anthropologie and thereby providing positive earnings growth for the year.

RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the month. For example, FY'99 will end on January 31, 1999. This discussion of results of operations covers the first quarter of FY'99 and FY'98.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                   THREE MONTHS ENDED
                                         April 30, 1998    April 30, 1997


     Net sales                              100.0%            100.0%
     Cost of goods sold                      47.8%             50.0%
     Gross profit                            52.2%             50.0%
     Selling, general and
       administrative expenses               44.2%             39.7%
                                            ------            ------
     Income from operations                   8.0%             10.3%
     Net interest & other (income)           (1.0%)             (.8%)
                                            ------            ------
     Income before income taxes               9.0%             11.1%
     Income tax expense                       3.7%              4.6%
                                            ------            ------
     Net income                               5.3%              6.5%
                                            ======            ======


                  FIRST QUARTER ENDED APRIL 30, 1998, COMPARED
                    TO THE FIRST QUARTER ENDED APRIL 30, 1997

Net sales increased during the first quarter ended April 30, 1998 to $39.4 million, up 5.9% from $37.2 million during the same period of the prior year. The net sales increase included a comparable store sales increase of 9.1% or $2.6 million, an increase of new and enlarged store sales of $2.2 million, $417,000 from the new Anthropologie catalog, all partially offset by a $3.0 million reduction in Wholesale revenues. The reasons for the comparable store sales increases, the new and enlarged store sales increases and the catalog sales are the acceptance of the products offered by the customers. The causes for the reduction in Wholesale revenues are varied, but the Company believes the primary reason is that a number of larger customers opted to produce their own private label merchandise rather than purchase branded products from the Wholesale company. This trend is continuing and is expected to result in a net 12% to 18% drop in Wholesale revenues for the year. If the drop in revenues is as expected, the Wholesale company's earnings effect will not be material to the planned consolidated earnings.

The gross profit margin during the first quarter ended April 30, 1998 was $20.6 million, up $2.0 million or 11.0% from the prior year first quarter of $18.6 million. The dollar increase resulted from the volume increases previously discussed and improved gross profit margin percentages.

The gross profit margin percentage improvement of 2.2 percentage points is a result of a sales mix in this year's first quarter favoring the higher gross profit margin retail companies. Additionally, the retail companies experienced higher comparable store sales, higher inventory turnover, and as a result, lower markdowns.

Selling, general and administrative expenses during the first quarter ended April 30, 1998 were $17.4 million, up $2.6 million or 17.9% from the prior year of $14.8 million. The dollar increases were from the following areas:

o   operating expenses of new stores opened in Urban Retail and Anthropologie

o investments in the European subsidiary and in the Anthropologie catalog with no first quarter sales in Europe or minimal sales in the catalog test. The combined total of these two expenses was approximately $1.2 million

o The Wholesale company incurred slightly less in selling, general and administrative expense dollars during first quarter when compared to the prior year

The increase of 4.5 percentage points in selling, general and administrative expenses is a result of the following factors:

o the $1.2 million in expenses from the two new companies with little or no sales

o the Wholesale company, while spending less dollars, had a much more significant drop in revenues (36%). These combinations drove the percent to sales up

o conversely, the retail companies, due to higher sales in both existing and new stores, leveraged expenses and drove the percent to sales down

Income from operations during the first quarter ended April 30, 1998 was $3.2 million, down $.6 million (17.7%) from the prior year first quarter of $3.8 million.

The effective income tax rate for the quarter was 41.0%, down from 41.5% last year. The reduction is a result of a lower average state income tax rate.

Net income during the first quarter ended April 30, 1998 was $2.1 million, down $325,000 (13.4%) from the prior year of $2.4 million. Increased sales volumes and improved gross profit margin percentages were offset by operating expense dollars and percentages leading to the slight decline.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $23.9 million at April 30, 1998 from $26.7 million at January 31, 1998. The $2.8 million decrease in cash and cash equivalents comes from the net of cash from operations of $3.2 million, capital expenditures of $(5.9) million, the net purchase of investments of $(1.2) million and the issuance of common shares on options exercised and the tax benefit of those options of $1.1 million.

The Company's net working capital decreased from $52.1 million at January 31, 1998, to $50.0 million at April 30, 1998. The $2.1 million decrease in net working capital was primarily due to investments in property, equipment and other assets offset by earnings and options exercised.

The Company has a $16.5 million revolving line of credit available to facilitate letter of credit transactions and cash advances. Interest on any outstanding cash advance balance is payable monthly and is based on an as offered basis not to exceed the London Interbank Offered Rate (LIBOR) plus 3/8 of 1%. No cash borrowing has ever taken place on this line and, accordingly, no principal amounts were outstanding at January 31, 1998, or April 30, 1998. Outstanding letters of credit totaled $4.7 million and $6.1 million at January 31, 1998, and April 30, 1998, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values. There were no loan balances of any kind at January 31, 1998 or April 30, 1998.

The Company expects that capital expenditures during FY'99 will be approximately $15.0 million depending upon the number of stores opened, enlarged or improved during the year. The Company believes that existing cash and investments at April 30, 1998, as well as cash from future operations, will be sufficient to meet the Company's cash needs through at least FY'99, FY'00 and FY'01.



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


                                        URBAN OUTFITTERS, INC.
                                        (Registrant)


                                        By:  /s/  Richard A. Hayne
                                           -------------------------------------
                                                Richard A. Hayne,
                                                Chairman of the Board of
                                                Directors





                                        By:  /s/ Wayne W. Wetterlund
                                           -------------------------------------
                                                Wayne W. Wetterlund
                                                Controller
                                                (Principal Accounting Officer)



Dated:   June 12, 1998