Form 10-Q
period 1998-07-31
URBAN OUTFITTERS INC
filed 1998-09-11
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended July 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to _______________

                         Commission File Number 0-16999

                             -----------------------


                             Urban Outfitters, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                PENNSYLVANIA                               23-2003332
      -------------------------------                  -------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)


    1809 Walnut Street, Philadelphia, PA                    19103
   ---------------------------------------                ----------
   (Address of principal executive office)                (Zip Code)


                                 (215) 564-2313
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                  Yes X     No
                                     ---      ---


              Title of Each Class                Number of Shares Outstanding
                of Common Stock                       at August 31, 1998
              -------------------                ----------------------------
  Common shares, par value, $.0001 per share              17,752,954

                                      INDEX

                                                                           PAGE


                          PART I Financial Information

ITEM 1     Financial Statements
------
           Condensed Consolidated Balance Sheets at July 31, 1998
           (Unaudited), January 31, 1998 and July 31, 1997 (Unaudited)       2

           Consolidated Statements of Income for the three and
           six months ended July 31, 1998 and 1997 (Unaudited)               3

           Consolidated Statements of Changes in Shareholders'
           Equity (Unaudited)                                                4

           Consolidated Statements of Cash Flows for the
           six months ended July 31, 1998 and 1997 (Unaudited)               5

           Notes to Consolidated Financial Statements                    6 - 7

ITEM 2     Management's Discussion and Analysis of Financial             8 - 13
-----      Condition and Results of Operations


                            PART II Other Information

ITEM 6     Exhibits and Reports on Form 8-K                                  13
-----


SIGNATURES                                                                   14

                             URBAN OUTFITTERS, INC.
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                 July 31, 1998   January 31, 1998   July 31, 1997
                                                                                  (Unaudited)          (1)           (Unaudited)
                                                                                 -------------   ----------------   -------------
                                     Assets
Current assets:
  Cash and cash equivalents.....................................................   $ 22,984          $ 26,712         $ 18,856
  Marketable securities.........................................................     11,732            10,865           10,507
  Accounts receivable, net of allowance for
    doubtful accounts of $792, $616 and $749 at July 31, 1998, January 31, 1998
    and July 31, 1997, respectively ............................................      4,681             4,497            4,782
  Inventory.....................................................................     27,073            17,128           20,300
  Prepaid expenses and other current assets.....................................      7,607             6,591            6,613
                                                                                   --------          --------         --------
Total current assets............................................................     74,077            65,793           61,058

Property and equipment, less accumulated depreciation and amortization .........     34,810            26,893           24,675
Marketable securities...........................................................     11,882            11,993           11,813
Other assets....................................................................      4,576             2,745            1,523
                                                                                   --------          --------         --------
                                                                                   $125,345          $107,424         $ 99,069
                                                                                   ========          ========         ========

                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable..............................................................   $ 17,650          $ 10,386         $ 10,847
  Accrued expenses and other current liabilities................................      7,100             3,274            4,459
                                                                                   --------          --------         --------
Total current liabilities.......................................................     24,750            13,660           15,306

Accrued rent and other liabilities..............................................      3,419             3,106            2,769
                                                                                   --------          --------         --------
Total liabilities...............................................................     28,169            16,766           18,075
                                                                                   --------          --------         --------

Shareholders' equity:
  Preferred shares; $.0001 par, 10,000,000 authorized, none issued..............         --                --               --
  Common shares; $.0001 par, 50,000,000 shares authorized, 17,784,954,
    17,649,360 and 17,588,696 issued at July 31, 1998, January 31, 1998, and
    July 31, 1997, respectively ................................................          2                 2                2
  Additional paid-in capital....................................................     22,771            21,482           20,420
  Retained earnings.............................................................     74,714            69,174           60,572
  Cumulative translation adjustment ............................................       (311)               --               --
                                                                                   --------          --------         --------
Total shareholders' equity......................................................     97,176            90,658           80,994
                                                                                   --------          --------         --------
                                                                                   $125,345          $107,424         $ 99,069
                                                                                   ========          ========         ========

(1) Derived from audited financial statements.

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                   Three Months Ended July 31             Six Months Ended July 31
                                                  -----------------------------         -----------------------------
                                                     1998               1997               1998               1997
                                                  ----------         ----------         ----------         ----------
Net sales                                         $   48,068         $   41,316         $   87,452         $   78,513
Cost of sales                                         23,118             20,966             41,937             39,555
                                                  ----------         ----------         ----------         ----------
          Gross profit                                24,950             20,350             45,515             38,958
Selling, general and administrative expenses          19,568             15,824             36,967             30,586
                                                  ----------         ----------         ----------         ----------
          Income from operations                       5,382              4,526              8,548              8,372
Interest (income)                                       (547)              (406)            (1,098)              (783)
Other expenses (income), net                              95                 52                256                133
                                                  ----------         ----------         ----------         ----------
          Income before income taxes                   5,834              4,880              9,390              9,022
Income tax expense                                     2,392              2,025              3,850              3,744
                                                  ----------         ----------         ----------         ----------
          Net income                              $    3,442         $    2,855         $    5,540         $    5,278
                                                  ==========         ==========         ==========         ==========

Net income per common share:
          Basic                                   $     0.19         $     0.16         $      .31         $      .30
                                                  ==========         ==========         ==========         ==========
          Diluted                                 $     0.19         $     0.16         $      .31         $      .30
                                                  ==========         ==========         ==========         ==========

Weighted average common shares outstanding

          Basic                                   17,782,063         17,588,696         17,738,988         17,563,503
                                                  ==========         ==========         ==========         ==========
          Diluted                                 18,028,164         17,840,021         18,022,619         17,769,280
                                                  ==========         ==========         ==========         ==========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)


                                            Comprehensive                       Additional                  Cumulative
                                              Income                Common      Paid-In       Retained      Translation
                                       Quarter     Year-To-Date     Stock       Capital       Earnings      Adjustment      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1998                                         $   2       $21,482       $69,174            -0-       $90,658

Net income                           $3,442           $5,540                                    5,540                        5,540
Foreign currency translation
  adjustments, net                     (311)            (311)                                                   (311)         (311)
                                     ------           ------

Comprehensive income                 $3,131           $5,229
                                     ======           ======

Exercise of stock options                                                         1,289                                      1,289
                                                                    -----       -------       -------          -----       -------

Balance at July 31, 1998                                            $   2       $22,771       $74,714          $(311)      $97,176
                                                                    =====       =======       =======          =====       =======
----------------------------------------------------------------------------------------------------------------------------------

Balance at February 1, 1997                                         $   2       $20,396       $55,294            -0-       $75,692

Net income                           $2,855           $5,278                                    5,278                        5,278
Foreign currency translation
  adjustments, net                      -0-              -0-                                                     -0-           -0-
                                     ------           ------
Comprehensive income                 $2,855           $5,278
                                     ======           ======

Exercise of stock options                                                            24                                         24
                                                                    -----       -------       -------          -----       -------

Balance at July 31, 1997                                            $   2       $20,420       $60,572          $ -0-       $80,994
                                                                    =====       =======       =======          =====       =======
----------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                        Six Months Ended July 31
                                                                        ------------------------
                                                                          1998            1997
                                                                        --------        --------
Cash flows from operating activities:
  Net income                                                            $  5,540        $  5,278
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                          2,668           2,237
    Provision for losses on accounts receivable                              176             106
    Changes in assets and liabilities:
      Increase in receivables                                               (360)         (2,061)
      Increase in inventory                                               (9,945)         (3,335)
      (Increase) decrease in prepaid expenses and other assets            (2,847)            655
      Increase in payables, accrued expenses and other liabilities        11,403           4,092
                                                                        --------        --------
  Net cash provided by operating activities                                6,635           6,972
                                                                        --------        --------
Cash flows from investing activities:
  Capital expenditures                                                   (10,585)         (1,703)
  Purchase of investments held-to-maturity                                (5,735)         (3,648)
  Purchase of investments available-for-sale                              (1,095)         (3,800)
  Maturities of investments held-to-maturity                               4,874           5,230
  Sale of investments available-for-sale                                   1,200           1,200
                                                                        --------        --------
  Net cash used in investing activities                                  (11,341)         (2,721)
                                                                        --------        --------
Cash flows from financing activities:
  Exercise of stock options                                                1,289              24
                                                                        --------        --------
  Net cash provided by financing activities                                1,289              24
                                                                        --------        --------
Effect of foreign currency translation, net                                 (311)            -0-
                                                                        --------        --------
Increase (decrease) in cash and cash equivalents                          (3,728)          4,275

Cash and cash equivalents at beginning of period                          26,712          14,581
                                                                        --------        --------
Cash and cash equivalents at end of period                              $ 22,984        $ 18,856
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

Certain prior period amounts have been reclassified to conform to the current year's presentation.


2. Marketable Securities

Marketable securities are classified as follows:


                                                July 31, 1998   January 31, 1998   July 31, 1997
                                                -------------   ----------------   -------------
Current portion
   Held-to-maturity..........................      $ 9,562          $ 8,590           $ 7,607
   Available-for-sale........................        2,170            2,275             2,900
                                                   -------          -------           -------
                                                    11,732           10,865            10,507
                                                   -------          -------           -------
Noncurrent portion
   Held-to-maturity..........................       11,882           11,993            11,813
                                                   -------          -------           -------
Total marketable securities .................      $23,614          $22,858           $22,320
                                                   =======          =======           =======

3. Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at the weighted average of exchange rates in effect during the reporting period. Translation adjustments are not included in determining net income but are accumulated as a separate component of shareholders' equity. In accordance with SFAS 130, "Reporting Comprehensive Income," components of comprehensive income, such as foreign currency transactions and unrealized gains on securities, are required to be disclosed within the basic financial statements. The Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income which was $311 thousand less than net income reported for the three- and six-month periods ended July 31, 1998 due to the effect of currency translation on the financial statements.

4. Effect of New Accounting Pronouncements

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise which qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the disclosures contained in the Company's consolidated financial statements.

5. Subsequent Events

On August 12, 1998, the Company, in accordance with its agreements with HMB Publishing, Inc., purchased $1,750,000 principal amount of 8% convertible debentures. As of July 31, 1998, the Company had purchased $1,407,000 of convertible preferred stock. The agreements call for additional investments if HMB meets certain performance milestones. HMB publishes moXiegirl(TM), a combination magazine and catalog catering to teenage girls.

In accordance with its previously announced program, subsequent to July 31, 1998, the Company has repurchased approximately 80,000 shares of its common stock in a series of individual open market transactions. These shares will be retained to fund shares issuable under the Company's stock option plans.

                                     PART I

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


                                     GENERAL

This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: industry competition factors, unavailability of suitable retail space for expansion, timing of store openings, difficulty in predicting and responding to fashion trend shifts, seasonal fluctuations in gross sales, the departure of one or more key senior managers and other risks identified in filings with the Securities and Exchange Commission.

During the second quarter of FY 1999, new Urban Outfitters stores were opened in San Diego, CA and Columbus, OH, in addition to the Company's Urban Outfitters store in London, its first in the United Kingdom. An Anthropologie store opened in Seattle, WA. These openings bring the number of new stores opened in FY 1999 to six.

                              RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the calendar month. For example, fiscal year 1999 ("FY 1999") will end on January 31, 1999. This discussion of results of operations covers the second quarter and the first six months of FY 1999 and FY 1998.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:


                                      SECOND QUARTER ENDED                SIX MONTHS ENDED
                                            JULY 31                           JULY 31
                                     ---------------------             --------------------
                                      1998            1997              1998           1997
                                     -----           -----             -----          -----
Net sales                            100.0%          100.0%            100.0%         100.0%
Cost of goods sold                    48.1%           50.7%             48.0%          50.4%
                                     -----           -----             -----          -----
   Gross profit                       51.9%           49.3%             52.0%          49.6%
Selling, general and
  administrative expenses             40.7%           38.3%             42.2%          38.9%
                                     -----           -----             -----          -----
   Income from operations             11.2%           11.0%              9.8%          10.7%
Net interest & other income            0.9%            0.8%              0.9%           0.8%
                                     -----           -----             -----          -----
   Income before income taxes         12.1%           11.8%             10.7%          11.5%
Income tax expense                     5.0%            4.9%              4.4%           4.8%
                                     -----           -----             -----          -----
   Net income                          7.1%            6.9%              6.3%           6.7%
                                     =====           =====             =====          =====

                   SECOND QUARTER ENDED JULY 31, 1998 COMPARED
                    TO THE SECOND QUARTER ENDED JULY 31, 1997

Net sales increased during the second quarter ended July 31, 1998 to $48.1 million, up 16.3 percent from $41.3 million during the same period of the prior year. The $6.8 million increase over the prior year's second quarter was the result of new and noncomparable stores' sales of $5.7 million, an 11 percent comparable store sales increase which contributed $3.7 million and $0.1 million from the new Anthropologie catalog. These additions more than offset the $2.7 million decrease in Wholesale company sales. Management believes that the primary cause of this decrease in Wholesale company sales is the continuation of the trend of larger customers opting to produce their own private label merchandise rather than purchase branded products from the Wholesale company.

Gross profit as a percentage of sales increased by 2.6 percent during the second quarter ended July 31, 1998 compared to the prior year quarter. The increase in percentage resulted from the increase in retail sales as a proportion of total sales (since the retail divisions have a higher gross profit margin percentage than the Wholesale company), as well as higher initial retail markups and lower retail markdowns.

Selling, general and administrative expenses during the second quarter ended July 31, 1998 were $19.6 million, up $3.7 million or 23.7% from the prior year. The dollar increases were principally from the following areas:

o    operating expenses of new stores opened in Urban Retail and Anthropologie

o startup expenses aggregating approximately $0.9 million for the European operation and for the Anthropologie catalog

The increase in selling, general and administrative expenses as a percent of sales is a result of the following factors:

o the aforementioned $0.9 million in startup expenses of the two new operations with modest sales

o the Wholesale company, while spending fewer dollars, had a much more significant drop in revenues (38%), increasing the percent to sales

o additions to the corporate overhead structure to support the increased rate of store expansion

o conversely, the retail companies, due to higher sales in both existing and new stores, leveraged expenses and offset, in part, the above increases in the percent to sales

Accordingly, income from operations during the quarter ended July 31, 1998 was $5.4 million, up $0.9 million (18.9%) from the prior year.

The effective income tax rate for the quarter was 41.0%, down from 41.5% last year. The reduction is a result of a lower average state income tax rate.

                         SIX MONTHS ENDED JULY 31, 1998
                 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1997

Net sales increased during the six months ended July 31, 1998 to $87.5 million, up 11.4 percent from the same period last year. The $8.9 million increase over the prior year's first six months was the result of sales from new and noncomparable stores of $8.1 million, a 10 percent comparable store sale increase that yielded $6.3 million and sales of $0.5 million from the test of the new Anthropologie catalog, which more than offset the $5.6 million decrease in Wholesale company sales.

Gross profit margins stated as a percentage of sales during the six months ended July 31, 1998. The dollar increases came from the volume growth previously described. Gross profit increased to 52.0 percent this year versus 49.6 percent last year. The increase in percentage resulted from the increase in retail sales as a proportion of total sales (since the retail divisions have a higher gross profit margin percentage than the Wholesale company), as well as higher initial retail markups and lower retail markdowns.

Selling, general and administrative expenses during the six months ended July 31, 1998 were $37.0 million, up $6.4 million or 20.9 percent from the same period in the prior year. These dollar increases were attributed principally to newly opened stores and the $2.1 million of costs to fund the startup expenses of the European subsidiary and the test of the new Anthropologie catalog. Stated as a percentage of sales, selling, general and administrative expenses increased from 38.9 percent to 42.2 percent during the six months compared to the same period in the preceding year. The increase in percent of sales is attributable to the aforementioned startup costs and the Wholesale company's inability to reduce expenses commensurate with its 37 percent decrease in sales. These factors more than offset the leveraging of retail expenses due to the 10 percent comparable store sales increase.

Income from operations during the six months ended July 31, 1998 was $8.5 million, up 2.1 percent from the same period in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $23.0 million at July 31, 1998, as compared to $26.7 million at January 31, 1998 and $18.9 million at July 31, 1997. The Company's net working capital was $49.3 million at July 31, 1998, as compared to $52.1 million at January 31, 1998 and $45.8 million at July 31, 1997.

The decrease in cash and cash equivalents on July 31, 1998 from year end reflects the funding of FY 1999's increased level of capital expenditures ($10.6 million versus $1.7 million for the six months ended July 31, 1997), primarily for new store construction, and the increase in inventory for new stores and the seasonal building of inventory in existing stores. These activities more than offset the amounts generated from earnings and the increase in accounts payable and accrued expenses.

The Company has a $16.5 million revolving line of credit available to facilitate letter of credit transactions and cash advances. Interest on any outstanding cash advance balance is payable monthly and is based on an "as offered" basis not to exceed the London Interbank Offered Rate (LIBOR) plus 3/8 of 1%. No cash borrowing has ever taken place on this line and, accordingly, no principal amounts were outstanding at July 31, 1998, January 31, 1998 or July 31, 1997. Outstanding letters of credit totaled $6.8 million, $4.7 million and $7.7 million at July 31, 1998, January 31, 1998 and July 31, 1997, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values. There were no loan balances of any kind at July 31, 1998, January 31, 1998 or July 31, 1997.

The Company expects that capital expenditures during FY 1999 will be approximately $18 million, depending upon the number of stores opened, enlarged or improved during the year. Five stores are currently under construction. The Company believes that existing cash and investments at July 31, 1998, as well as cash from future operations, will be sufficient to meet the Company's cash needs through January 31, 2000. The Company has increased the number of new store openings in FY 1999 over historical trends, and management expects to maintain this higher rate of expansion over the next several years. If the need for additional capital after FY 2000 is forecasted and if deemed by management to be in the best interests of the Company, then additional equity, long-term debt, capital leases or other permanent financing may be considered.

                                  OTHER MATTERS

Outlook

Management has planned for a moderation in the Company's rate of comparable store sales increases during the second half of the fiscal year from those achieved during the first half; but the added sales of noncomparable and new stores are planned to more than offset the planned decrease in the level of Wholesale company sales.


Year 2000 Systems Readiness

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company has also reviewed the implemented changes or planned changes of its major suppliers that management believes could be affected by the Year 2000 date. Based on the review, the Company's major systems that would be adversely affected by the Year 2000 will be upgraded or replaced through the normal course of business. Internal resources will be used in a timely manner to evaluate, modify and test the Company's other systems that are not scheduled to be upgraded or replaced through the normal course of business. Management believes the combination of these efforts will prepare the Company's computer systems for the Year 2000 on a timely basis. The Company's core merchandising and financial system upgrade and the store register system upgrades have been completed, and testing of these upgrades continues. However, if all such modifications and conversions are not completed timely by the Company or its key suppliers, the Year 2000 problem may have a material impact on the operations of the Company. The incremental costs associated with major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems are not expected to be of a material nature to the Company.


Effect of New Accounting Pronouncements

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items that qualify as components of comprehensive income such as foreign currency transactions and unrealized gains on securities. The Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income which was $311 thousand less than net income reported for the three- and six-month periods ended July 31, 1998 due to the effect of currency translation on the financial statements.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise that qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the disclosures contained in the Company's consolidated financial statements.

Subsequent Events

On August 12, 1998, the Company, in accordance with its agreements with HMB Publishing, Inc., purchased $1,750,000 principal amount of 8% convertible debentures. As of July 31, 1998, the Company had purchased $1,407,000 of convertible preferred stock. The agreement calls for additional investments if HMB meets certain performance milestones. HMB publishes moXiegirl(TM), a combination magazine and catalog catering to teenage girls.

In accordance with its previously announced program, subsequent to July 31, 1998, the Company has repurchased approximately 80,000 shares of its common stock in a series of individual open market transactions. These shares will be retained to fund shares issuable under the Company's stock option plans.

                                     PART II

                                OTHER INFORMATION


ITEM 6  Exhibits and Reports on Form 8-K
-----

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


                                            URBAN OUTFITTERS, INC.
                                            (Registrant)


                                            By: /s/ Richard A. Hayne
                                                ------------------------
                                                Richard A. Hayne
                                                Chairman of the Board of
                                                Directors


                                             By: /s/ Stephen A. Feldman
                                                 -----------------------
                                                 Stephen A. Feldman
                                                 Treasurer
                                                 (Chief Financial Officer)

Dated: September 11, 1998