Form 10-Q
period 1998-10-31
URBAN OUTFITTERS INC
filed 1998-12-15
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended October 31, 1998
              ----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______________ to ______________

                         Commission File Number 0-16999

                             -----------------------

                             Urban Outfitters, Inc.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                         23-2003332
 State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


 1809 Walnut Street, Philadelphia, PA                              19103
(Address of principal executive office)                         (Zip Code)

                                 (215) 564-2313
              (Registrant's telephone number, including area code)

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

                                    Yes  X      No
                                        ---        ---

          Title of Each Class                     Number of Shares Outstanding
            of Common Stock                           at November 30, 1998
          -------------------                     ----------------------------

Common shares, par value, $.0001 per share                  17,717,754

                                      INDEX
                                                                            PAGE

                           PART I   Financial Information


ITEM 1   Financial Statements
------
         Condensed Consolidated Balance Sheets at October 31, 1998
         (Unaudited), January 31, 1998 and October 31, 1997 (Unaudited)        2

         Consolidated Statements of Income for the three and
         nine months ended October 31, 1998 and 1997 (Unaudited)               3

         Consolidated Statements of Changes in Shareholders'
         Equity (Unaudited)                                                    4

         Consolidated Statements of Cash Flows for the
         nine months ended October 31, 1998 and 1997 (Unaudited)               5

         Notes to Consolidated Financial Statements                        6 - 7

ITEM 2   Management's Discussion and Analysis of Financial                8 - 13
------
         Condition and Results of Operations



                           PART II  Other Information


ITEM 6   Exhibits and Reports on Form 8-K                                     14
------

SIGNATURES                                                                    15

                             URBAN OUTFITTERS, INC.
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                              October 31, 1998  January 31, 1998  October 31, 1997
                                                                              ----------------  ----------------  ----------------
                                                                                (Unaudited)           (1)           (Unaudited)
                                    Assets

Current assets:

   Cash and cash equivalents                                                      $24,036           $26,712           $19,654

   Marketable securities                                                           11,258            10,865             9,908
   Accounts receivable, net of allowance for doubtful
      accounts of $827, $616 and $742 at October 31, 1998,
      January 31, 1998 and October 31, 1997, respectively                           6,939             4,497             6,711
   Inventory                                                                       26,500            17,128            22,440
   Prepaid expenses and other current assets                                        6,758             6,591             6,643
                                                                                 --------          --------          --------
Total current assets                                                               75,491            65,793            65,356
Property and equipment, less accumulated depreciation and amortization             37,393            26,893            25,318
Marketable securities                                                              11,033            11,993            12,833
Other assets                                                                        5,599             2,745             1,514
                                                                                 --------          --------          --------
                                                                                 $129,516          $107,424          $105,021
                                                                                 ========          ========          ========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                               $17,471           $10,386           $ 9,866
   Accrued expenses and other current liabilities                                   8,295             3,274             6,010
                                                                                 --------          --------          --------
Total current liabilities                                                          25,766            13,660            15,876
Accrued rent and other liabilities                                                  3,781             3,106             2,934
                                                                                 --------          --------          --------
Total liabilities                                                                  29,547            16,766            18,810
                                                                                 --------          --------          --------

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued                    --                --                --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,617,754,
      17,649,360 and 17,643,028 issued at October 31, 1998,
      January 31,1998, and October 31, 1997, respectively                               2                 2                 2
   Additional paid-in capital                                                      20,517            21,482            20,854
   Retained earnings                                                               79,749            69,174            65,355
   Accumulated other comprehensive income                                           (299)                --                --
                                                                                 --------          --------          --------
Total shareholders' equity                                                         99,969            90,658            86,211
                                                                                 --------          --------          --------
                                                                                 $129,516          $107,424          $105,021
                                                                                 ========          ========          ========

------------------------
(1) Derived from audited financial statements.


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                               Three Months Ended                       Nine Months Ended
                                                                    October 31,                            October 31,
                                                              1998             1997                   1998             1997
                                                          -----------      -----------             -----------      -----------
Net sales                                                 $    60,462      $    48,373             $   147,914      $   126,887
Cost of sales                                                  29,294           24,347                  71,230           63,903
                                                          -----------      -----------             -----------      -----------
    Gross profit                                               31,168           24,026                  76,684           62,984
Selling, general and administrative expenses                   23,061           16,235                  60,028           46,821
                                                          -----------      -----------             -----------      -----------
    Income from operations                                      8,107            7,791                  16,656           16,163
Interest income                                                   524              483                   1,622            1,266
Other expenses, net                                               (98)             (98)                   (354)            (229)
                                                          -----------      -----------             -----------      -----------
    Income before income taxes                                  8,533            8,176                  17,924           17,200
Income tax expense                                              3,498            3,393                   7,349            7,138
                                                          -----------      -----------             -----------      -----------
    Net income                                            $     5,035      $     4,783             $    10,575      $    10,062
                                                          ===========      ===========             ===========      ===========

Net income per common share:
    Basic                                                 $      0.28      $      0.27             $      0.60      $      0.57
                                                          ===========      ===========             ===========      ===========
    Diluted                                               $      0.28      $      0.27             $      0.59      $      0.57
                                                          ===========      ===========             ===========      ===========

Weighted average common shares:
    Basic                                                  17,702,030       17,608,764              17,726,533       17,578,756
                                                          ===========      ===========             ===========      ===========
    Diluted                                                17,873,003       17,915,156              17,969,232       17,812,381
                                                          ===========      ===========             ===========      ===========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)


                                                                                                           Accumulated
                                             Comprehensive                     Additional                     Other
                                                Income               Common     Paid-In       Retained     Comprehensive
                                       Quarter      Year-To-Date     Stock      Capital       Earnings         Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1998                                         $    2      $ 21,482      $ 69,174        $   -0-     $  90,658

Net income                            $   5,035        $ 10,575                                 10,575                       10,575
Foreign currency translation
    adjustments, net                         12            (299)                                                 (299)         (299)
                                     ----------     ------------

Comprehensive income                  $   5,047        $ 10,276
                                      =========        ========

Exercise of stock options                                                          1,289                                      1,289
Purchase and retirement of 167,200
     shares of common stock                                                       (2,254)                                    (2,254)
                                                                    ------     ---------      --------      ---------     ---------

Balance at October 31, 1998                                         $    2      $ 20,517      $ 79,749       $   (299)    $  99,969
                                                                    ======      ========      ========       ========     =========
------------------------------------------------------------------------------------------------------------------------------------

Balance at February 1, 1997                                         $    2      $ 20,396      $ 55,293        $   -0-     $  75,691

Net income                            $   4,783         $ 10,062                                10,062                       10,062
Foreign currency translation
   adjustments, net                         -0-             -0-                                                   -0-           -0-
                                      ---------        --------

Comprehensive income                  $   4,783        $ 10,062
                                      =========        ========

Exercise of stock options                                                            458                                        458
                                                                    ------     ---------     ---------        -------     ---------

Balance at October 31, 1997                                         $    2     $  20,854     $  65,355        $   -0-     $  86,211
                                                                    ======     =========     =========        =======     =========
---------------------------------------------------------------------------------------------------------------------



                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                Nine Months Ended October 31,
                                                                                ----------------------------
                                                                                  1998              1997
                                                                                 --------          --------
Cash flows from operating activities:
   Net income                                                                    $ 10,575          $ 10,062
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                 3,982             3,402
      Provision for losses on accounts receivable                                     211               100
      Changes in assets and liabilities:
         Increase in receivables                                                   (2,653)           (3,983)
         Increase in inventory                                                     (9,372)           (5,475)
         (Increase) decrease in prepaid expenses and other assets                  (3,021)              634
         Increase in payables, accrued expenses and other liabilities              12,781             4,827
                                                                                 --------          --------
   Net cash provided by operating activities                                       12,503             9,567
                                                                                 --------          --------

Cash flows from investing activities:
   Capital expenditures                                                           (14,482)           (3,513)
   Purchase of investments held-to-maturity                                        (7,057)           (7,747)
   Purchase of investments available-for-sale                                      (1,298)           (6,100)
   Maturities of investments held-to-maturity                                       7,222             7,908
   Sale of investments available-for-sale                                           1,700             4,500
                                                                                 --------          --------
   Net cash used in investing activities                                          (13,915)           (4,952)
                                                                                 --------          --------

Cash flows from financing activities:
   Exercise of stock options                                                        1,289               458
   Purchase and retirement of common stock                                         (2,254)                0
                                                                                 --------          --------
   Net cash provided by financing activities                                         (965)              458
                                                                                 --------          --------

Effect of foreign currency translation, net                                          (299)              -0-
                                                                                 --------          --------

Increase (decrease) in cash and cash equivalents                                   (2,676)            5,073

Cash and cash equivalents at beginning of period                                   26,712            14,581
                                                                                 --------          --------
Cash and cash equivalents at end of period                                       $ 24,036          $ 19,654
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


2.  Marketable Securities

Marketable securities are classified as follows:

                                          October 31, 1998  January 31, 1998   October 31, 1997
                                          ----------------  ----------------   ----------------
                                                              (in thousands)
Current portion
   Held-to-maturity......................      $ 9,391           $ 8,590          $ 8,008
   Available-for-sale....................        1,867             2,275            1,900
                                               -------           -------          -------
                                                11,258            10,865            9,908
                                               -------           -------          -------
Noncurrent portion
   Held-to-maturity......................       11,033            11,993           12,833
                                               -------           -------          -------

Total marketable securities..............      $22,291           $22,858          $22,741
                                               =======           =======          =======


3.  Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at the weighted average of exchange rates in effect during the reporting period. Translation adjustments are not included in determining net income but are accumulated as a separate component of shareholders' equity. In accordance with SFAS 130,

"Reporting Comprehensive Income," components of comprehensive income, such as foreign currency transactions and unrealized gains on securities, are required to be disclosed within the basic financial statements. The Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income that was $12 thousand more and $299 thousand less than net income reported for the three- and nine-month periods, respectively, ended October 31, 1998, due to the effect of currency translation on the financial statements.


4.   Effect of New Accounting Pronouncements

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise that qualifies based on quantifiable and decision-making criteria. The Company is in the process of developing the specific disclosures that will be contained in the Company's consolidated financial statements.


5.   Common Stock Purchase and Retirement

In a series of open market transactions during the third quarter, the Company purchased and subsequently retired 167,200 shares of its common stock at a cost of $2,254 thousand. These purchases were made pursuant to a resolution adopted by the Board of Directors in 1995, which authorized the Company to purchase, from time to time, shares of the Company's common stock.

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

During the third quarter of FY 1999, new Urban Outfitters stores were opened in Philadelphia, PA and New York City, NY. In December 1998, new Anthropologie stores opened in Boston, MA and Birmingham, MI. These openings bring the number of new stores opened in FY 1999 to ten.


                              RESULTS OF OPERATIONS

The Company's operating years end on January 31, and include 12 periods ending on the last day of the calendar month. For example, fiscal year 1999 ("FY 1999") will end on January 31, 1999. This discussion of results of operations covers the third quarter and the nine months of FY 1999 and FY 1998.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                        THIRD QUARTER ENDED               NINE MONTHS ENDED
                                             October 31,                     October 31,
                                       1998              1997           1998              1997
                                      ------            ------         -----             ------
Net sales                             100.0%            100.0%         100.0%            100.0%
Cost of goods sold                     48.5%             50.3%          48.2%             50.4%
                                      -----             -----          -----             -----
   Gross profit                        51.5%             49.7%          51.8%             49.6%
Selling, general and
  administrative expenses              38.1%             33.6%          40.6%             36.9%
                                      -----             -----          -----             -----
   Income from operations              13.4%             16.1%           11.2%            12.7%
Net interest and other                  0.7%              0.8%           0.9%              0.8%
                                      -----             -----          -----             -----
   Income before income taxes          14.1%             16.9%          12.1%             13.5%
Income tax expense                      5.8%              7.0%           5.0%              5.6%
                                      -----             -----          -----             -----
   Net income                           8.3%              9.9%           7.1%              7.9%
                                      =====             =====          =====             =====

                  THIRD QUARTER ENDED OCTOBER 31, 1998 COMPARED
                   TO THE THIRD QUARTER ENDED OCTOBER 31, 1997

Net sales increased during the third quarter ended October 31, 1998 to $60.5 million, up 25.0 percent from $48.4 million during the same period of the prior year. The $12.1 million increase over the prior year's third quarter was the result of new and noncomparable stores' sales of $8.3 million, a 12 percent comparable store sales increase that contributed $4.6 million and the new Anthropologie catalog's sales of $2.4 million. These additions more than offset the $2.8 million decrease in Wholesale company sales. Management believes that the primary causes of this decrease in Wholesale sales are a reduction in demand for the Wholesale company's sweaters and other knits that constituted a major component of sales in FY 1998 and the continuation of the trend of larger customers opting to produce their own private label merchandise rather than purchase branded products from the Wholesale company.

Gross profit as a percentage of sales increased by 1.8 percent during the third quarter ended October 31, 1998 compared to the prior year quarter. The margin rate increased because of (1) the improvement in both retail divisions due to higher initial markups and lower markdowns, and (2) the change in sales mix because the Wholesale company, which typically has a lower gross profit margin, accounted for a smaller proportion of total sales in the quarter than in the comparable period last year.

Selling, general and administrative expenses for the quarter ended October 31, 1998 increased in dollars and as a percentage of sales. The preponderance of the increase in the quarter's selling, general and administrative expenses expressed as a percentage of sales is attributable to the start-up costs of the Anthropologie catalog. In addition, the Wholesale company, which has a significantly lower expense structure than the retail operations, decreased substantially as a proportion of the

Company's sales. This "mix" impact accounted for the remainder of the quarter's percentage increase, as the leveraging of expenses by both retail companies offset the increases at the corporate office to support the Company's higher rate of new store expansion and start-up costs for the European retail expansion. The increase in dollars reflects the impact of new store openings, as well as the other aforementioned factors.

Accordingly, income from operations during the quarter ended October 31, 1998 was $8.1 million, up $0.3 million (4.1%) from the prior year.

The effective income tax rate for the quarter was 41.0%, down from 41.5% last year. The reduction is a result of a lower average state income tax rate.


                       NINE MONTHS ENDED OCTOBER 31, 1998
               COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1997

Net sales increased during the nine months ended October 31, 1998 to $147.9 million, up 16.6 percent from the same period last year. The $21.0 million increase over the prior year's first nine months was the result of sales from new and noncomparable stores of $15.5 million, an 11 percent comparable store sale increase that yielded $11.0 million and sales of $2.9 million from the new Anthropologie catalog, which more than offset the $8.4 million decrease in Wholesale company sales.

Gross profit for the nine months ended October 31, 1998 was $76.7 million, up $13.7 million (a 21.8 percent increase) from the comparable prior year period. The dollar increases came from the volume growth previously described. Gross profit increased to 51.8 percent this year versus 49.6 percent last year. The increase in percentage resulted from the increase in retail sales as a proportion of total sales (since the retail divisions have a higher gross profit margin percentage than the Wholesale company), as well as higher initial retail markups and lower retail markdowns.

Selling, general and administrative expenses during the nine months ended October 31, 1998 were $60.0 million, up $13.2 million or 28.2 percent from the same period in the prior year. These dollar increases were attributed principally to newly opened stores and the costs to fund the startup expenses of the European subsidiary and the new Anthropologie catalog. Stated as a percentage of sales, selling, general and administrative expenses increased from
36.9 percent to 40.6 percent during the nine months compared to the same period in the preceding year. The increase in percent of sales is attributable to the aforementioned startup costs and the Wholesale company's inability to reduce expenses commensurate with its 33 percent decrease in sales. These factors more than offset the leveraging of retail expenses due to the 11 percent comparable store sales increase.

Income from operations during the nine months ended October 31, 1998 was $16.7 million, up 3.1 percent from the same period in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $24.0 million at October 31, 1998, as compared to $26.7 million at January 31, 1998 and $19.7 million at October 31, 1997. The Company's net working capital was $49.7 million at October 31, 1998, as compared to $52.1 million at January 31, 1998 and $49.5 million at October 31, 1997.

The decrease in cash and cash equivalents on October 31, 1998 from year end reflects the funding of FY 1999's increased level of capital expenditures ($14.5 million versus $3.5 million for the nine months ended October 31, 1997), primarily for new store construction, the increase in inventory for new stores and the seasonal building of inventory in existing stores. Cash requirements for these activities, together with the $2,254 thousand expended to purchase and retire 167,200 shares of the Company's common stock, more than offset the amounts generated from earnings and the increase in accounts payable and accrued expenses.

The Company has a $16.2 million revolving line of credit available to facilitate letter of credit transactions and cash advances. Interest on any outstanding cash advance balance is payable monthly and is based on an "as offered" basis not to exceed the London Interbank Offered Rate (LIBOR) plus 3/8 of 1%. No cash borrowing has ever taken place on this line and, accordingly, no principal amounts were outstanding at October 31, 1998, January 31, 1998 or October 31, 1997. Outstanding letters of credit totaled $3.9 million, $4.7 million and $5.3 million at October 31, 1998, January 31, 1998 and October 31, 1997, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values. There were no loan balances of any kind at October 31, 1998, January 31, 1998 or October 31, 1997.

The Company expects that capital expenditures during FY 1999 will be approximately $18 million. Two stores are currently under construction. The Company believes that existing cash and investments at October 31, 1998, as well as cash from future operations, will be sufficient to meet the Company's cash needs through January 31, 2000. The Company has increased the number of new store openings in FY 1999 over historical trends, and management expects to maintain this higher level of expansion over the next several years. If the need for additional capital after FY 2000 is forecasted and if deemed by management to be in the best interests of the Company, then additional equity, long-term debt, capital leases or other permanent financing may be considered.


                                  OTHER MATTERS
Outlook

While the Company has exceeded its planned rate of comparable store sales increases during the first three quarters, management's plan for the fourth quarter of the fiscal year is for more moderate comparable store sales growth. The added sales of noncomparable and new stores are planned to more than offset the planned decrease in the level of Wholesale company sales.

Year 2000

The Company does not generally sell products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company has also reviewed and continues to monitor the implemented changes or planned changes of its major suppliers that management believes could be affected by the Year 2000 date. Based on the review, the Company's major information technology systems ("IT") that would be adversely affected by Year 2000 issues will be upgraded or replaced through the normal course of business prior to December 31, 1999. Internal resources will be used in a timely manner to evaluate, modify and test the Company's other systems that are not scheduled to be upgraded or replaced through the normal course of business. The Company's core merchandising and financial system upgrade and the store register system upgrades have been completed, and testing of these upgrades continues. In addition, the Company is in the process of completing the inventory and assessment of its non-information technology systems ("non-IT"), including those with embedded processor chips -- heating, ventilation and air conditioning systems, elevators, etc. The Company is evaluating key vendor preparedness by conducting interviews, obtaining compliance representation letters and, if deemed necessary, conducting comprehensive tests. The Company expects to complete its Year 2000 compliance evaluation program by June 30, 1999. At this time, management continues to believe that the incremental costs associated with major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems to ensure Year 2000 compliance, are not expected to be of a material nature to the Company.

There can be no guarantee, however, that the Company's efforts will prevent Year 2000 issues from having a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company if its business partners are not fully Year 2000 compliant (including the banking systems, communications and other public utilities and the transportation industry) include temporary store closings and delays in the receipt of key merchandise categories. Accordingly, the Company is in the process of developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Such plans may include earlier receipt of key merchandise categories, preparing alternative merchandise delivery methodologies, securing alternative suppliers, etc. It is anticipated that these contingency plans to manage identified IT and non-IT areas of high risk will be completed by June 30, 1999.


Effect of New Accounting Pronouncements

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items that qualify as components of comprehensive income such as foreign currency transactions and unrealized gains on securities. The Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income that was $12 thousand more and $299 thousand less than net income reported for the three- and nine-month periods ended October 31, 1998, due to the effect of currency translation on the financial statements.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise that qualifies based on quantifiable and decision-making criteria. The Company is in the process of developing the specific disclosures that will be contained in the Company's consolidated financial statements.

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


                                       URBAN OUTFITTERS, INC.
                                       (Registrant)


                                       By: /s/  Richard A. Hayne
                                          -----------------------------------
                                          Richard A. Hayne
                                          Chairman of the Board of
                                          Directors





                                       By: /s/ Stephen A. Feldman
                                           ---------------------------------
                                           Stephen A. Feldman
                                           Treasurer
                                           (Chief Financial Officer)



Dated:   December 14, 1998