Form 10-K
period 1999-01-31
URBAN OUTFITTERS INC
filed 1999-04-21
CIK 912615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended January 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x/] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           17,377,541 Common Shares were outstanding at April 10, 1999

     The aggregate market value of voting shares held by non-affiliates at April 10, 1999 was $163,563,137

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders -- Part III.

                                TABLE OF CONTENTS


                                     PART I


Item 1.           Business....................................................................  3

Item 2.           Properties................................................................... 7

Item 3.           Legal Proceedings........................................................... 10

Item 4.           Submission of Matters to a Vote of Security Holders......................... 10


                                             PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder Matters....... 11

Item 6.           Selected Financial Data..................................................... 13

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................... 14

Item 8.           Financial Statements and Supplementary Data................................. 23

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................................ 23


                                            PART III

Item 10.          Directors and Executive Officers of the Registrant.......................... 24

Item 11.          Executive Compensation...................................................... 26

Item 12.          Security Ownership of Certain Beneficial Owners and Management.............. 26

Item 13.          Certain Relationships and Related Transactions.............................. 26


                                             PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K ............ 27


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................................................F-1

FINANCIAL STATEMENT SCHEDULES.................................................................S-1


                             ---------------------

As used in this Report on Form 10-K, "Fiscal 1994," "Fiscal 1995," "Fiscal 1996," "Fiscal 1997" and "Fiscal 1998" refer to the Company's Fiscal years ended January 31 in each of those Fiscal years.

                                     PART I

Item 1. Business

General

     Urban Outfitters, Inc. ("Urban Outfitters" or the "Company") operates two business segments - a lifestyle-oriented general merchandise retailing segment and a wholesale apparel business ("Wholesale"). The retailing segment operates through retail stores and through direct response, including a catalog and a website. The two retail concepts are Urban Outfitters ("Urban Retail") and Anthropologie each of which sells a broad array of fashion apparel, accessories and household and gift merchandise in an exciting and dynamic retail environment. The Company's wholesale subsidiary ("Wholesale") designs and markets young women's casual wear which it provides to the Company's retail operations and sells to over 1,300 better specialty stores worldwide.

     Founded and originally operated by a predecessor partnership, the Company opened its first store in 1970 near the University of Pennsylvania campus in Philadelphia. The Company was incorporated in Pennsylvania in 1976, and opened its second store in Harvard Square, Cambridge, Massachusetts in 1980. The Company has since expanded to 34 Urban Retail stores in 25 metropolitan areas throughout the United States, in Canada and in the British Isles. The Company has opened 14 Anthropologie stores in 13 metropolitan areas in the United States, most of which overlap the Urban Retail areas. The Company is in the process of identifying new retail locations, negotiating new leases and planning to accelerate its rate of new store openings in the coming years.

     Urban Retail: Urban Retail has established a strong reputation among urban, style-conscious young adults aged 18 to 30. Urban Retail stores, which average approximately 9,500 net selling square feet and carry 50,000 to 60,000 SKUs, are typically located near large universities or other youth enclaves. A smaller format store has been developed that averages 6,000 net selling square feet, and carries somewhat fewer SKUs. The first store in this new format was opened in March, 1998 in Bloomington, Indiana. The Company's lifestyle merchandise offerings include women's and men's fashion apparel, footwear and accessories and apartment wares and gifts. Urban Retail accounted for approximately 67.7%, 64.4% and 69.3% of the Company's net sales in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

     Anthropologie: Anthropologie, the Company's second retail format, mirrors Urban Retail but tailors its merchandise and shopping environment to appeal to an older, more established suburban customer, typically women aged 25 to 45. The Company opened its first Anthropologie store in a suburb of Philadelphia in October 1992. Anthropologie stores average approximately 8,200 net selling square feet and carry 20,000 to 25,000 SKUs with a greater emphasis on home. The stores are typically located in affluent suburban locations. A few very special urban locations, such as Soho in New York City, will be part of the mix. Product offerings include women's casual apparel and accessories, home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Anthropologie introduced a direct response catalog in March, 1998. After evaluation of the initial test results, the catalog mailings were expanded in the back half of the fiscal year. The Company began accepting orders through its www.Anthropologie.com Internet web site in December, 1998. Anthropologie accounted for approximately 22.8%, 18.0% and 12.6% of the Company's net sales in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

     Wholesale: Wholesale was established in 1984 to develop, side by side with Urban Retail, apparel lines of young women's casual wear that could be effectively sold in the Urban Retail stores at attractive pricing to the retail customers. In order to provide the "attractive" prices, minimum production lots are necessary. In order to reach these production minimums, Wholesale sells to other retailers throughout the United States. The Wholesale design and production staffs have expanded their involvement by designing and producing private label merchandise categories such as apartment wares, gifts, accessories and shoes.

     While continuing its role with Urban Retail and Anthropologie, Wholesale also sells its products to over 1,300 better specialty stores worldwide under three major labels: Free People, Co-Operative, and Bulldog. Wholesale accounted for approximately 9.5%, 17.6% and 18.1% of the Company's net sales in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Like Anthropologie and Urban Retail, Wholesale has its own senior and creative management, while sharing support services.

     The Company's home offices are in Philadelphia, Pennsylvania and occupy approximately 25,000 square feet at 1809 Walnut Street, adjacent to the retail store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street.


Retail Strategy

     The Company's overall retailing strategy is to concentrate on its target customers and offer a wide assortment of distinctive products in a compelling shopping environment. By executing this strategy, the Company believes that it has successfully captured and developed unique market niches.

Suppliers

     To serve its target customers and to recognize changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors - foreign and domestic. During Fiscal 1999, the Company did business with approximately 2,500 vendors. No single vendor accounted for more than 10% of merchandise purchases. Certain of the Company's vendors have limited financial resources and production capabilities. The Company believes that its relationships with its vendors are good.


Store Expansion Strategy

     The Company strategy is to open at least five new stores each year for both retail concepts. In Fiscal 1999, Urban Retail opened six new stores, including the Company's first store in London, while Anthropologie opened five. The Fiscal 2000 plan anticipates six Urban Retail stores and five Anthropologie store openings.


Company Operations

     Distribution: In October 1996, the Company completed construction and occupied its new 100,000-square-foot distribution center. The majority of merchandise purchased by Urban Retail, Anthropologie, and Wholesale is shipped directly to this facility. The facility is owned by the Company and is approximately 60 miles from the home office in Philadelphia. The facility has an advanced computerized materials handling system and will be expanded in Fiscal 2000 by 85,000 square feet in order to serve the future needs of the growing retail network and direct response fulfillment. The 185,000-square-foot structure is expected to provide distribution capability through the year 2002. The Anthropologie catalog and Internet direct response orders and fulfillment are currently handled by third party processors.

     In June 1998, the Company opened a distribution facility in Reno, Nevada operated by a third party. The purpose of this facility is to service the west coast stores with a faster turn around from West Coast vendors at a lower freight cost per unit. The Company currently uses third-party distribution in Canada. As additional stores are added in Europe, a separate third-party distribution center may be established.

     Management Information Systems: Very early in the Company's growth, management recognized the need for high-quality information in order to manage the merchandise planning/buying, inventory management and control functions. The Company invested in a retail software package that it believes continues to meet its processing and reporting requirements. The Company utilizes Point of Sale ("POS") register and polling systems which provide for register efficiencies, improved customer checkout and overnight polling. A discussion of the Company's Year 2000 readiness can be found in Management's Discussion and Analysis on Page 17.

     To manage its separate needs, Wholesale uses a software system for customer service, order entry and allocations, production planning and inventory management.

     The Company is in the process of converting its Anthropologie direct response orders from third party call centers and fulfillment to an "in-house" catalog management system which is scheduled to begin accepting orders with the Fall catalog mailings.

     Inventory and Shrinkage Control: The Company's inventory management system enables it to efficiently manage its inventory position. This system provides management with accurate and timely information about inventory, pricing, costing, markdowns, markups, transfers, damages, sales and perpetual inventory levels. The system allows these items to be monitored by SKU, by location and by day.

     The Company believes in investing to control its shrinkage levels because many store locations are in typically higher theft areas. Merchandise shrinkage control begins at the distribution center with the Company's information systems, internal employee procedures, electronic article surveillance systems and self-auditing controls. The Company educates and incentivizes store employees to actively participate in loss prevention, and believes that its store employees are its most effective deterrent to both internal and external theft.


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

     In addition, the Company currently has pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. The Company is also the owner of marks which have been registered in foreign countries, including without limitation, Argentina, Australia, Benelux, Brazil, Canada, Chile, the Czech Republic, Denmark, France, Germany, Hong Kong, Italy, Japan, Mexico, Poland, Russia, Spain, Sweden, Switzerland, Taiwan and the UK. Applications for marks are pending in various foreign countries as well.

     The Company regards its marks as important to its business due to their name recognition with the Company's customers. The Company believes that the marks are so important that in order to protect them from infringement and to defend against any claim of infringement, the Company established a separate company whose primary purpose is to maintain and manage those and future marks thereby increasing their value to the operating companies. The Company is not aware of any claims of infringement or challenges to the Company's right to use any of its marks in the United States; however, there can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its marks, any of which could have an adverse effect on the Company.

Employees

     The Company employs approximately 1,750 persons, 1,144 (65%) of whom are full-time employees and 606 (35%) of whom are part-time employees. Of the Company's total employees, 1,677 (96%) work at the retail segment, and 73 (4%) work at Wholesale. The number of part-time employees fluctuates depending on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are excellent.


Item 2. Properties

     The Company's home offices are located in Philadelphia at 1809 Walnut Street, immediately adjacent to the retail store at 1801 Walnut Street. In March 1999, an additional near-by office facility was leased at 235 South 17th Street.

     All of the Urban Retail and Anthropologie stores are leased. The Company's retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. The following table shows the location of the Company's existing retail stores. Net selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration, etc. Total estimated net selling square feet under lease at January 31, 1999 by Urban Retail was 304,000 and by Anthropologie was 115,000. The average store net selling square feet is approximately 9,500 for Urban Retail and approximately 8,200 for Anthropologie. The new smaller format Urban Retail stores are expected to average 6,000 net selling square feet. The Bloomington store contains 5,100 net selling square feet.

                             Urban Outfitters Stores


LOCATION                              LOCATION                                              LOCATION

------------------------------------- ----------------------------- --------------------------------
Philadelphia, PA                      San Francisco, CA                              Bloomington, IN
110 South 36th Street                 80 Powell Street                 530 E. Kirkwood Ave., Box 101

Cambridge, MA                         Costa Mesa, CA                                    Columbus, OH
11 J.F. Kennedy Street                2930 Bristol Street                        1782 N. High Street

Philadelphia, PA                      Chicago. IL                                       New York, NY
1801 Walnut Street                    2352 N. Clark Street                            162 2nd Avenue

New York, NY                          Pasadena, CA                                   Los Angeles, CA
628 Broadway                          139 W. Colorado Blvd.                      7650 Melrose Avenue

Washington, DC                        Chicago, IL                                     Burlington, VT
3111 M Street, N.W.                   935 N. Rush Street                            81 Church Street

New York, NY                          Portland, OR                                   London, England
374 Avenue of Americas                2320 N.W. Westover Road           36-38 Kensington High Street

Madison, WI                           Austin, TX
604 State Street                      2406 Guadalupe Street

Ann Arbor, MI                         Tempe, AZ
231 S. State Street                   545 South Mill Ave.

Boston, MA                            Houston, TX
361 Newbury Street                    2501 University Blvd.

Minneapolis, MN                       Montreal, PQ
3006 Hennepin Ave., S.                1246 Ste. Catherine Street, W.

New York, NY                          Toronto, ON
127 East 59th Street                  235 Yonge Street

Seattle, WA                           Miami Beach, FL
401 Broadway, East                    653 Collins Avenue

Berkeley, CA                          San Diego, CA
2590 Bancroft Way                     665 Fifth Avenue

Santa Monica, CA                      Boulder, CO
1440 Third Street Promenade           934 Pearl Street


                              Anthropologie Stores


LOCATION                                LOCATION

----------------------------   -----------------------------
Wayne, PA                      Chicago, IL
201 W. Lancaster Ave.          1120 N. State Street

Rockville, MD                  Highland Park, IL
11500 Rockville Pike           1780 Green Bay Road

Westport, CT                   Beverly Hills, CA
1365 Post Road, East           320 N. Beverly Drive

Greenvale, NY                  Seattle, WA
9 Northern Blvd.               2520 NE University Village, #120

SoHo, NY                       Santa Barbara, CA
375 West Broadway              901 State Street

Newport Beach, CA              Birmingham, MI
823 Newport Center Drive       214 West Maple Road

Santa Monica, CA               Boston, MA
1402 Third Street Promenade    799 Boylston Street


     Wholesale's showroom in New York City is leased through July 31, 2004. Retail and Wholesale distribution center properties are discussed in the Distribution section on page 5.

     The Company believes that its facilities are well-maintained, in good operating condition and adequate for its current needs.


Item 3. Legal Proceedings

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended January 31, 1999, through the solicitation of proxies or otherwise.

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


Market Information
                                                   Market Prices ($)*
                                            High Bid                 Low Bid
                                             Price                    Price
                                            --------                 -------
Fiscal 1997

Quarter ended April 30, 1996                16 15/16                  12
Quarter ended July 31, 1996                 27 3/8                    14 3/4
Quarter ended October 31, 1996              24 3/4                    13 5/8
Quarter ended January 31, 1997              17                        10 1/2


Fiscal 1998

Quarter ended April 30, 1997                14                        10 1/2
Quarter ended July 31, 1997                 18 1/2                    12
Quarter ended October 31, 1997              19 3/4                    15 1/8
Quarter ended January 31, 1998              19                        14 1/2


Fiscal 1999

Quarter ended April 30, 1998                24 3/4                    15 3/4
Quarter ended July 31, 1998                 20                        14 1/2
Quarter ended October 31, 1998              17                        11
Quarter ended January 31, 1999              18                        11 9/16


                                         *Post June 1, 1996 2-for-1 stock split

Holders

     On April 2, 1999, the Company had approximately 1,800 shareholders.


Dividends

     The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6. Selected Financial Data

     The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated balance sheet and income statement data at the fiscal year end for each of the five fiscal years presented below, are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, included elsewhere in this document.


                                                                      Fiscal Year Ended January 31,
                                                  -------------------------------------------------------------------
                                                      1999         1998          1997          1996          1995
                                                  -----------   -----------   -----------   -----------   -----------
                                                              (In thousands, except share and per share data)
Income Statement Data:
Net sales .....................................   $   208,969   $   173,121   $   156,414   $   133,036   $   110,121
Gross profit ..................................        79,344        60,562        57,087        49,158        42,866
Income from operations ........................        25,117        22,062        21,356        19,867        17,576
Net income ....................................   $    15,760   $    13,880   $    13,260   $    12,308   $    10,817
                                                  ===========   ===========   ===========   ===========   ===========
Net income per common share ...................   $     0 .89   $      0.79   $      0.76   $      0.72   $      0.64
                                                  ===========   ===========   ===========   ===========   ===========
Weighted average common shares outstanding ....    17,702,922    17,576,203    17,429,375    17,028,856    16,790,740
Net income per common share -
  assuming dilution ...........................   $      0.88   $      0.78   $      0.75   $      0.70   $      0.62
                                                  ===========   ===========   ===========   ===========   ===========
Weighted average common shares outstanding -
  assuming dilution ...........................    17,929,109    17,843,873    17,722,629    17,487,673    17,407,608

Balance Sheet Data:
Working capital ...............................   $    47,527   $    52,133   $    39,239   $    36,487   $    26,872
Total assets ..................................       133,363       107,424        89,675        71,117        56,766
Total liabilities .............................        28,069        16,766        13,983        11,665        10,015
Long-term debt, excluding current maturities ..          --            --            --            --            --
Total shareholders' equity ....................       105,294        90,658        75,692        59,452        46,751


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

General

     The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's "Fiscal 1999" ended on January 31, 1999. The comparable store net sales data presented in this discussion are calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

     The Company operates two business segments - a lifestyle-oriented general merchandise retailing segment and a wholesale apparel business ("Wholesale"). The retailing segment operates through retail stores and through direct response, including a catalog and a website. The two retail concepts are Urban Outfitters ("Urban Retail") and Anthropologie. Urban Retail is the larger of the two and generates most of the Company's revenues and profits. Urban Retail had 32 stores open at January 31, 1999 and 26 at January 31, 1998. The Company's first Anthropologie store opened in October 1992. Anthropologie had 14 stores open at January 31, 1999 and 9 at January 31, 1998. The Company has plans to open six Urban Retail stores and five Anthropologie stores in Fiscal 2000. An Anthropologie catalog was tested in the first half of Fiscal 1999 and, based upon the success of the test, was launched during the second half of the year. To support the catalog, a website was established in August 1998. In response to customer requests, the site began accepting orders in December 1998. The direct response operation incurred a loss for the year, and management expects the catalog and the Company's "e-commerce" efforts to also incur a loss for Fiscal 2000.

     Fiscal 1999 and 1998 continued as profitable years for Urban Outfitters with earnings to net sales of 7.6% and 8.0%, respectively, as well as return on beginning shareholders' equity of 17.4% and 18.3%, respectively. The slight contraction of earnings as a percent of sales in Fiscal 1999 and the reduction in return on shareholders' equity in that year resulted primarily from the start-up costs of the catalog effort and the 35% decrease in sales by Wholesale to unrelated entities. The Wholesale company had recorded sales growth of 8% in Fiscal 1998. The Wholesale company is anticipated to grow at a modest rate in Fiscal 2000.

     The Company previously established a European subsidiary - Urban Outfitters (U.K.) Ltd. - and opened its first Urban Retail store in London in June 1998. The success of the London store opening enabled the subsidiary to make a small profit during Fiscal 1999.

Results of Operations

     The following tables set forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data and the growth of certain income statement data from period to period. The Company has revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of goods sold in order to enhance the comparability of its results with other specialty apparel retailers. Prior period amounts have been reclassified to conform to the current year's presentation.


                                                                                          Fiscal Year Ended
                                                                                             January 31,
                                                                                   --------------------------------
As a Percentage of Net Sales                                                       1999          1998          1997
                                                                                   ----          ----          ----
Net sales...................................................................       100.0%        100.0%        100.0%
Cost of goods sold, including certain buying, distribution
   and occupancy costs......................................................        62.0          65.0          63.5
                                                                                   -----         -----         -----
  Gross profit..............................................................        38.0          35.0          36.5
Selling, general and administrative expenses................................        26.0          22.3          22.8
                                                                                   -----         -----         -----
  Income from operations....................................................        12.0          12.7          13.7
Net interest and other expenses (income)....................................        (0.8)         (1.0)         (0.8)
                                                                                   -----         -----         -----
  Income before income taxes................................................        12.8          13.7          14.5
Income tax expense..........................................................         5.2           5.7           6.0
                                                                                   -----         -----         -----
  Net income................................................................         7.6%          8.0%          8.5%
                                                                                   =====         =====         =====

Period over Period Dollar Growth

Net sales...................................................................        20.7%         10.7%         17.6%
Gross profit................................................................        31.0%          6.1%         16.1%
Income from operations......................................................        13.8%          3.3%          7.5%
Net income..................................................................        13.5%          4.7%          7.7%
                                                                                    ====         =====         =====


Fiscal 1999 Compared to Fiscal 1998

     Net sales in Fiscal 1999 increased to $209.0 million from $173.1 million in the prior fiscal year, a 20.7% increase. The $35.9 million increase was attributable to a combination of comparable store net sales increases of $15.1 million, net sales increases of $25.6 million from stores opened during Fiscal 1998 and Fiscal 1999, and catalog and e-commerce revenues of $5.7 million, offset in part by a decrease of $10.5 million from the Wholesale company.

     In Fiscal 1999, increases in the number of transactions in comparable stores and an increase in average sales prices resulting from a lower proportion of markdowns accounted for the comparable store sales dollar increase. Eleven new stores were opened in Fiscal 1999 and three new stores were opened in Fiscal 1998. The Wholesale sales decrease reflected lower purchases by larger retail chains, as well as customer issues regarding quality, delivery and fashion, which have been addressed by management.

     Gross profit margins increased to 38.0% of sales in Fiscal 1999 from 35.0% of sales in Fiscal 1998. This increase is attributable to higher initial mark-ups and lower markdown percentages in the Urban Retail and Anthropologie stores. Comparable store sales increases in existing stores offset the higher occupancy costs of noncomparable and new stores. Reduced sales in the Wholesale segment necessitated an increased proportion of merchandise to be sold in the "off-price" sector, offsetting in part, the higher retail segment performance.

     Selling, general and administrative expenses increased to 26.0% of sales in Fiscal 1999 from 22.3% of sales in Fiscal 1998 due to the costs incurred for the start-up of the catalog and European operations as well as the substantial negative leverage associated with the decline in Wholesale segment sales. The increase in dollars in selling, general and administrative expenses is attributable to the opening of additional stores as well as the catalog start-up.


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

     The decrease in comparable store sales of 1% or $1.6 million resulted primarily from one merchandise division that did not perform to prior year levels. Average selling prices were not a significant determinant of Fiscal 1998 sales levels. New and enlarged stores included seven stores opened in Fiscal 1997 and three opened in Fiscal 1998. The Company believes increased net sales from the Wholesale subsidiary during Fiscal 1997 and Fiscal 1998 were attributable to increased orders and order size due to the popularity of its product lines.

     The Company's gross profit margin declined from 36.5% in Fiscal 1997 to 35.0% in Fiscal 1998 due to higher cost of goods sold and higher occupancy costs. The primary contributor to the cost of goods sold increase was higher markdowns in the retail segment. Markdowns were triggered by lower than planned comparable store sales. Occupancy costs as a percentage of sales increased due to the impact of new stores and the comparable store sales decline.

     Selling, general and administrative expenses grew to $38.5 million in Fiscal 1998 from $35.7 million in the prior fiscal year, a 7.7% increase. As a percentage of net sales, selling, general and administrative costs decreased from 22.8% of sales in Fiscal 1997 to 22.3% of sales in Fiscal 1998. The increase in dollars is due to the opening of new stores during Fiscal 1997 and Fiscal 1998. The decrease in such expenses as a percentage of sales was attributable to cost containment measures at store level.


Liquidity and Capital Resources

     During the last three years, the Company has satisfied its cash requirements through cash flow from operations. The Company's primary uses of cash have been to open new stores and purchase inventories. Most recently, the Company invested in the Anthropologie direct response effort and in a new European subsidiary. An investment has also been made in a direct response company aimed at teen shoppers (see "HMB Publishing" below). In addition to cash generated from operations, sources of cash have included the net proceeds from the exercise of certain employee stock options in each of Fiscal 1999, 1998 and 1997. Over the next few years, the Company expects to incur capital expenditures in support of its expansion program. Accumulated cash and future cash from operations are expected to fund such expansion-related uses of cash, including additional investments in the direct response operations.

     Although the Company has not borrowed short-term or long-term funds during the last five fiscal years, it maintains a line of credit of $16.2 million, all of which is available for cash borrowings or for the issuance of letters of credit. The line is unsecured and any cash borrowings under the line would accrue interest upon an as-offered basis not to exceed LIBOR plus 1/2 of 1 percent. The Company uses letters of credit primarily to purchase private label and Wholesale merchandise from offshore suppliers. Outstanding balances of letters of credit at January 31, 1999 and 1998 were $4.1 million and $4.7 million, respectively. There were no short-term or long-term borrowings outstanding at January 31, 1999 or at January 31, 1998. The Company expects that accumulated cash and cash from operations will be sufficient to meet the Company's cash needs for at least the next three years.


Other Matters

Year 2000

     The Year 2000 problem concerns the inability of information and technology-based operating systems to function properly after December 31, 1999. This could result in system failures and miscalculations which may cause business disruptions.

     The Company does not generally sell products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services, as well as utilities, financial institutions and governmental entities that provide critical services to the Company and to its customers. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based on the review, the Company's major information technology systems ("IT") that would be adversely affected by Year 2000 dates will be upgraded or replaced through the normal course of business prior to December 31, 1999. Internal resources will be used in a timely manner to evaluate, modify and test the Company's less critical systems that are not scheduled to be upgraded or replaced through the normal course of business. The Company's core merchandising and financial system upgrade and the store register system upgrades have been completed; testing of these upgrades is substantially completed. In addition, the Company is in the process of completing the inventory and assessment of its non-information technology systems ("non-IT"), including those with embedded processor chips -- heating, ventilation and air conditioning systems, elevators, etc.

     The Company has also reviewed and continues to monitor the implemented changes or planned changes of its major suppliers that management believes could be affected by Year 2000 dates. The Company is evaluating key vendor preparedness by conducting interviews, obtaining compliance representation letters and, if deemed necessary, conducting comprehensive tests.

     The Company expects to complete its Year 2000 compliance evaluation program by June 30, 1999. At this time, management continues to believe that the incremental costs associated with major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems to ensure Year 2000 compliance, will not be material to the Company. There can be no guarantee, however, that the Company's efforts will prevent Year 2000 issues from having a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company if its vendors and suppliers are not fully Year 2000 compliant (including the global banking systems, communications and other public utilities and the transportation industry) include temporary store closings and delays in the receipt of key merchandise. Accordingly, the Company is in the process of developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Such plans may include earlier receipt of key merchandise, preparing alternative merchandise delivery methodologies and securing alternative suppliers. It is anticipated that these contingency plans to manage identified IT and non-IT areas of high risk will be completed by June 30, 1999. There can be no guarantee, however, that any contingency plans developed by the Company will prevent such material adverse effects.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 effective February 1, 2000. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of the contracts and related gains and losses have not been material. The adoption of SFAS No. 133 is not expected to have a significant effect on the financial position or results of operations of the Company.

Market Risks

     The Company is exposed to the following types of market risks - fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and the United Kingdom. As explained in the section above on "Recent Accounting Pronouncements," the market risk is further limited by the Company's purchase of foreign currency forward exchange contracts.

     Since the Company has not been a borrower, its exposure to interest rate fluctuations is limited to the impact on its marketable securities portfolio. This exposure is minimized by the limited investment maturities and "put" options available to the Company as explained in the notes to the financial statements appearing elsewhere in this report. The impact of a hypothetical two percent increase or decrease in prevailing interest rates would not materially affect the Company's consolidated financial position or results of operations.

HMB Publishing, Inc.

     On February 5, 1998 the Company entered into an agreement with HMB Publishing, Inc. ("HMB") for the purchase of securities convertible into a minority interest in the company through Series B Convertible Preferred Stock ("Series B Preferred") and certain convertible debentures. The agreement called for additional investments and ownership if HMB met certain performance milestones. HMB is a development stage company that publishes mXg(TM), a combination magazine and catalog and operates a website - www.mXgonline.com - that caters to teenage girls. The original business plan contemplated substantial losses in the first two fiscal years.

     As of January 31, 1999, the Company has invested approximately $2.0 million in the Series B Preferred and an additional $1.75 million in the convertible debentures. Since January 31, 1999, the Company has advanced an additional $1.1 million to fund further marketing efforts and additional development of the website and, together with additional investors, will seek to position HMB for more rapid expansion. The Company expects to realize a return on its investment, and it is the Company's intent to maintain an equity interest following any public offering by HMB.

Subsequent Event

     In accordance with its previously announced stock buyback program, that authorized the Company to repurchase up to 800,000 of its shares, the Company has repurchased 279,000 shares of its common stock at a cost of $3.7 million during the period from February 1, 1999 through March 12, 1999 in a series of individual open market transactions.

Forward-Looking Statements

     Pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, this report contains forward-looking statements which may be identified by their use of words such as "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. Any one or all of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: industry competition factors, unavailability of suitable retail space for expansion, difficulty in predicting and responding to fashion trend shifts, seasonal fluctuations in gross sales, the level of returns experienced by the business segments, the levels of margins achievable in the marketplace, the departure of one or more key senior managers, the failure of the Company or third parties to become Year 2000 capable and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements and cannot guarantee that the assumptions and expectations are accurate or will be realized.

Seasonality and Quarterly Results

     While Urban Outfitters has been profitable in each of its last 36 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. The Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

     The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into the operations of the Company or by the size and timing of mailings of the Company's Anthropologie catalog. Fluctuations in the bookings and shipments of Wholesale products between quarters can also have positive or negative effects on earnings during the quarters.

     The following tables, which are unaudited, set forth the Company's net sales, gross profit, net income and income per share for each quarter during the last three fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The Company has revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of goods sold in order to enhance comparability of its results with other specialty apparel retailers. Prior period amounts have been reclassified to conform to the current year's presentation.


                                                                              Fiscal 1997 Quarter Ended
                                                             -----------------------------------------------------------
                                                                    (Dollars in thousands, except per share data)

                                                             April 30,         July 31,         Oct. 31,        Jan. 31,
                                                                1996             1996             1996            1997
                                                             ---------        ---------        ---------       ---------
Net sales............................................        $  33,635        $  35,898        $  44,884       $  41,997
Gross profit.........................................           12,235           13,368           16,809          14,675
Net income...........................................            2,927            2,849            4,632           2,852
Net income per share - assuming dilution.............        $    0.17        $    0.16        $    0.26       $    0.16

As a Percentage of Fiscal Year:
Net sales............................................              21%              23%              29%             27%
Net income...........................................              22%              21%              35%             22%



                                                                                 Fiscal 1998 Quarter Ended
                                                             -----------------------------------------------------------
                                                                    (Dollars in thousands, except per share data)

                                                             April 30,         July 31,         Oct. 31,        Jan. 31,
                                                               1997             1997            1997             1998
                                                             ---------        ---------        ---------       ---------
Net sales............................................        $  37,197        $  41,316        $  48,373       $  46,235
Gross profit.........................................           12,674           14,091           17,575          16,222
Net income...........................................            2,423            2,855            4,783           3,819
Net income per share - assuming dilution.............        $    0.14        $    0.16        $    0.27       $    0.21

As a Percentage of Fiscal Year:
Net sales............................................              21%              24%              28%             27%
Net income...........................................              17%              21%              34%             28%


                                                                                 Fiscal 1999 Quarter Ended
                                                             -----------------------------------------------------------
                                                                    (Dollars in thousands, except per share data)

                                                             April 30,         July 31,         Oct. 31,        Jan. 31,
                                                               1998             1998            1998             1999
                                                             ---------        ---------        ---------       ---------
Net sales............................................         $ 39,384         $ 48,068         $ 60,462        $ 61,055
Gross profit.........................................           13,974           17,758           23,520          24,092
Net income...........................................            2,100            3,440            5,035           5,185
Net income per share - assuming dilution.............         $   0.12         $   0.19         $   0.28        $   0.29

As a Percentage of Fiscal Year:
Net sales............................................              19%              23%              29%             29%
Net income...........................................              13%              22%              32%             33%



Item 8. Financial Statements and Supplementary Data

     The information required by this Item is incorporated by reference to Pages F-1 through F-20.


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

     The directors and executive officers of the Company are as follows:


 NAME                        AGE             POSITION
 ----                        ---             --------
 Richard A. Hayne            52      Chairman of the Board of Directors and
                                     President

 Stephen A. Feldman          51      Chief Financial Officer and Treasurer

 Glen A. Bodzy               46      General Counsel and Secretary

 Michael A. Schultz          45      President, Urban Outfitters Wholesale, Inc.

 Glen T. Senk                42      President, Anthropologie, Inc.

 Scott A. Belair(1)(2)       51      Director

 Harry S. Cherken, Jr.       49      Director

 Kenneth K. Cleeland         58      Director

 Joel S. Lawson III(1)(2)    51      Director

 Burton M. Sapiro            72      Director

----------------------------------

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

     Mr. Hayne co-founded the Company in 1970 and has been its President and Chairman of the Board of Directors since the Company's incorporation in 1976.

     Mr. Feldman became Chief Financial Officer of the Company in June 1998. Prior to that time, Mr. Feldman served as Executive Vice President and Chief Financial Officer of One Price Clothing Stores, a regional chain of off-price retail women's specialty stores, from January 1995 to June 1998 and Senior Vice President - Chief Financial Officer of Bradlees, Inc. a northeastern regional discount department store chain from October 1992 to December 1994. In June 1995, Bradlees, Inc. filed a plan of reorganization under Chapter 11 of the Bankruptcy Code and emerged from bankruptcy in February 1999.

     Mr. Bodzy joined the Company as its General Counsel in December 1997 and was appointed Secretary in February 1999. Previously Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. and was responsible for legal affairs, the store development program and various other corporate areas.

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

Item 11. Executive Compensation

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


                        (a) The following documents are filed as part of this
                            report:

                            (1)     Financial Statements
                                    --------------------
                            Financial Statements filed herewith are listed in the accompanying index on page F-1.

                            (2)     Financial Statement Schedules          Page
                                    -----------------------------          ----
                            Schedule II-Valuation and Qualifying Accounts S-1

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

23.1                        Consent of Independent Accountants


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

                                                     URBAN OUTFITTERS, INC.

                                                     By: /s/ Richard A. Hayne
                                                         --------------------
                                                         Richard A. Hayne
                                                         President

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


               Signature                                               Title                        Date
               ---------                                               -----                        ----

/s/ Richard A. Hayne                                             Chairman of the               April 19, 1999
--------------------------------------                         Board, President and
Richard A. Hayne                                                     Director
(Principal Executive Officer)

/s/ Stephen A. Feldman                                       Chief Financial Officer           April 19, 1999
--------------------------------------                                 and
Stephen A. Feldman                                                  Treasurer
(Principal Financial and
 Accounting Officer)

/s/ Scott A. Belair                                                  Director                  April 19, 1999
--------------------------------------
Scott A. Belair

/s/ Harry S. Cherken, Jr.                                            Director                  April 19, 1999
--------------------------------------
Harry S. Cherken, Jr.

/s/ Kenneth K. Cleeland                                              Director                  April 19, 1999
--------------------------------------
Kenneth K. Cleeland

/s/ Joel S. Lawson III                                               Director                  April 19, 1999
--------------------------------------
Joel S. Lawson III


/s/ Burton M. Sapiro                                                 Director                  April 19, 1999
--------------------------------------
Burton M. Sapiro


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             URBAN OUTFITTERS, INC.


Page
----

Report of Independent Accountants..........................................F-2

Consolidated Balance Sheets at January 31, 1999
and January 31, 1998.......................................................F-3

Consolidated Statements of Income for the
years ended January 31, 1999, 1998 and 1997................................F-4

Consolidated Statements of Shareholders' Equity for the
years ended January 31, 1999, 1998 and 1997................................F-5

Consolidated Statements of Cash Flows for the
years ended January 31, 1999, 1998 and 1997................................F-6

Notes to Consolidated Financial Statements.................................F-7

                        Report of Independent Accountants



To the Board of Directors and Shareholders of Urban Outfitters, Inc.


In our opinion, the consolidated financial statements listed under Item 14(a)(1) present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 12, 1999

                             URBAN OUTFITTERS, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                                           January 31,
                                                                                                 ------------------------------
                                                                                                   1999                 1998
                                                                                                 ---------            ---------
                                    Assets
Current assets:
   Cash and cash equivalents..........................................................           $  25,165            $  26,712
   Marketable securities..............................................................              13,032               10,865
   Accounts receivable, net of allowance for doubtful accounts of $603 and $616
      at January 31, 1999 and 1998, respectively .....................................               4,824                4,497
   Inventory..........................................................................              21,881               17,128
   Prepaid expenses and other current assets..........................................               4,729                4,662
   Deferred taxes.....................................................................               1,924                1,929
                                                                                                 ---------            ---------
Total current assets..................................................................              71,555               65,793

Property and equipment, less accumulated depreciation and amortization................              43,066               26,893
Marketable securities.................................................................              12,218               11,993
Other assets..........................................................................               6,524                2,745
                                                                                                 ---------            ---------
                                                                                                  $133,363             $107,424
                                                                                                 =========            =========

                                    Liabilities and Shareholders' Equity
Current liabilities:
   Trade accounts payable.............................................................           $  14,763            $  10,386
   Income taxes payable...............................................................               1,300                  366
   Current portion of capital lease obligations.......................................                  88                    -
   Accrued compensation...............................................................               2,011                1,024
   Accrued expenses and other current liabilities.....................................               5,866                1,884
                                                                                                 ---------            ---------
Total current liabilities.............................................................              24,028               13,660

Capital lease obligations, net of current portion.....................................                 185                    -

Accrued rent and other liabilities....................................................               3,856                3,106
                                                                                                 ---------            ---------
Total liabilities.....................................................................              28,069               16,766
                                                                                                 ---------            ---------

Commitments and contingencies

Shareholders' equity:.................................................................
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued                                      -                    -
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,639,754,
      and 17,649,360 issued at January 31, 1999 and 1998, respectively................                   2                    2
   Additional paid-in capital.........................................................              20,825               21,482
   Retained earnings..................................................................              84,934               69,174
   Accumulated other comprehensive income (loss)......................................               (467)                   --
                                                                                                 ---------            ---------
Total shareholders' equity............................................................             105,294               90,658
                                                                                                 ---------            ---------
                                                                                                 $ 133,363            $ 107,424
                                                                                                 =========            =========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)



                                                                                    Fiscal Year Ended January 31,
                                                                            1999                1998                 1997
                                                                        -----------          -----------          -----------

Net sales...................................................            $   208,969          $   173,121          $   156,414
Cost of sales, including certain buying,
  distribution and occupancy costs..........................                129,625              112,559               99,327
                                                                        -----------          -----------          -----------
          Gross profit......................................                 79,344               60,562               57,087
Selling, general and administrative expenses................                 54,227               38,500               35,731
                                                                        -----------          -----------          -----------
          Income from operations............................                 25,117               22,062               21,356
Interest income.............................................                  2,126                1,772                1,506
Other expenses, net.........................................                  (531)                (209)                (193)
                                                                        -----------          -----------          -----------
          Income before income taxes........................                 26,712               23,625               22,669
Income tax expense..........................................                 10,952                9,745                9,409
                                                                        -----------          -----------          -----------
          Net income........................................            $    15,760          $    13,880          $    13,260
                                                                        ===========          ===========          ===========

Net income per common share:
       Basic................................................            $      0.89          $      0.79          $      0.76
                                                                        ===========          ===========          ===========
       Diluted..............................................            $      0.88          $      0.78          $      0.75
                                                                        ===========          ===========          ===========

Weighted average common shares outstanding:
       Basic................................................             17,702,922           17,576,203           17,429,375
                                                                        ===========          ===========          ===========
       Diluted..............................................             17,929,109           17,843,873           17,722,629
                                                                        ===========          ===========          ===========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)


                                                                                          Common Shares
                                                                  -------------------------------------------------------


                                               Comprehensive
                                                      Income       Number of         Par        Additional       Retained
                                                      (Loss)          Shares        Value  Paid-in Capital       Earnings
                                               -------------      ----------        -----  ---------------   ------------
Balances at January 31, 1996.............                         17,080,372        $   1     $     17,417   $     42,034

Net income................................     $      13,260              --           --               --         13,260
Foreign currency translation..............                --              --           --               --             --
                                               -------------

Comprehensive income......................            13,260
                                               =============
Exercise of stock options.................                           448,326           --              806             --
Tax effect of exercises...................                                --           --            2,173             --
Effect of stock split.....................                                --            1               --             --
                                                                  ----------        -----     ------------   ------------
Balances at January 31, 1997..............                        17,528,698            2           20,396         55,294

Net income................................     $      13,880              --           --               --         13,880
Foreign currency translation..............                --              --           --               --             --
                                               -------------
Comprehensive income......................     $      13,880
                                               =============
Exercise of stock options.................                           120,662           --              558             --
Tax effect of exercises...................                                --           --              528             --
                                                                  ----------        -----     ------------   ------------
Balances at January 31, 1998..............                        17,649,360            2           21,482         69,174

Net income................................     $      15,760              --           --               --         15,760
Foreign currency translation..............              (467)             --           --               --             --
                                               -------------
Comprehensive income......................     $      15,293
                                               =============
Exercise of stock options.................                           157,594           --              688             --
Tax effect of exercises...................                                --           --              909             --
Purchase and retirement of common shares..                          (167,200)          --           (2,254)            --
                                                                  ----------        -----     ------------   ------------
Balances at January 31, 1999.............                         17,639,754        $   2     $     20,825   $     84,934
                                                                  ==========        =====     ============   ============





                                               Accumulated
                                                     Other
                                             Comprehensive
                                                    Income
                                                    (Loss)        Total
                                             -------------  -----------
Balances at January 31, 1996.............     $        --   $    59,452

Net income................................             --        13,260
Foreign currency translation..............             --            --


Comprehensive income......................

Exercise of stock options.................             --           806
Tax effect of exercises...................             --         2,173
Effect of stock split.....................             --             1
                                              -----------   -----------
Balances at January 31, 1997..............             --        75,692

Net income................................             --        13,880
Foreign currency translation..............             --            --

Comprehensive income......................

Exercise of stock options.................             --           558
Tax effect of exercises...................             --           528
                                              -----------   -----------
Balances at January 31, 1998..............                       90,658

Net income................................             --   $    15,760
Foreign currency translation..............           (467)         (467)

Comprehensive income......................

Exercise of stock options.................             --           688
Tax effect of exercises...................             --           909
Purchase and retirement of common shares..             --        (2,254)
                                              -----------   -----------
Balances at January 31, 1999.............     $      (467)  $   105,294
                                              ===========   ===========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                          Fiscal Year Ended January 31,
                                                                                -------------------------------------------------
                                                                                   1999                1998               1997
                                                                                ----------           ---------          ---------

Cash flows from operating activities:
   Net income............................................................       $   15,760          $   13,880         $   13,260
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization......................................            5,621               4,588              3,461
      Provision for deferred income taxes................................            (561)                (794)              (705)
      Provision for losses (recovery) of accounts receivable.............             (13)                 (27)               112
      Changes in assets and liabilities:
         Increase in receivables.........................................             (314)             (1,643)            (1,366)
         Increase in inventory...........................................           (4,753)               (163)            (6,488)
         Decrease (increase) in prepaid expenses and other assets........              474                 249             (1,549)
         Increase in payables, accrued expenses and other liabilities....           11,030               2,783              2,318
                                                                                ----------           ---------          ---------
   Net cash provided by operating activities.............................           27,244              18,873              9,043
                                                                                ----------           ---------          ---------

Cash flows from investing activities:
   Capital expenditures..................................................          (21,521)             (6,272)           (11,980)
   Purchases of marketable securities held-to-maturity...................          (11,068)             (9,333)           (20,522)
   Purchases of marketable securities available-for-sale.................           (3,110)             (8,075)            (2,425)
   Sales of marketable securities available-for-sale.....................            1,900               6,100              5,035
   Maturities of marketable securities held-to-maturity..................            9,886               9,752             12,356
   Purchase of investment................................................           (3,754)                 --                 --
                                                                                ----------           ---------          ---------
   Net cash used in investing activities.................................          (27,667)             (7,828)           (17,536)
                                                                                ----------           ---------          ---------

Cash flows from financing activities:
   Exercise of stock options.............................................            1,597               1,086              2,979
   Purchases and retirement of common stock..............................           (2,254)                 --                 --
                                                                                ----------           ---------          ---------
   Net cash (used in) provided by financing activities...................             (657)              1,086              2,979
                                                                                ----------           ---------          ---------

Effect of exchange rate changes on cash and cash equivalents.............             (467)                 --                 --
                                                                                ----------           ---------          ---------

Increase (decrease) in cash and cash equivalents.........................           (1,547)             12,131             (5,514)

Cash and cash equivalents at beginning of period.........................           26,712              14,581             20,095
                                                                                ----------           ---------          ---------
Cash and cash equivalents at end of period...............................       $   25,165           $  26,712          $  14,581
                                                                                ==========           =========          =========

                             See accompanying notes

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)


1. Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Urban Outfitters, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, a catalog and a website. In addition, the Company engages in the wholesale distribution of apparel to over 1,300 better specialty stores worldwide.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as cash and highly liquid investments with original maturities of less than three months. They are carried at amortized cost, which approximates fair value because of the short maturity of these instruments.

Marketable Securities

     The Company's debt and equity securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities as well as amortization is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and should be reported as a separate component of shareholders' equity, net of applicable taxes, until realized. Gross unrealized gains and losses, net of the related deferred taxes, have not been material. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. These amounts have not been material.

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

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over five years for furniture and fixtures, "life of lease" for leasehold improvements and three to ten years for other operating equipment.

     The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization and future net undiscounted cash flows expected to result from the use of the assets.

Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Net Income Per Share

     Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based upon the weighted average number of common shares outstanding and the potential dilution that could occur if stock options were exercised.

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

Accounting for Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair value-based method of accounting for employee stock options or other similar equity instruments. Companies must either adopt the new method or disclose the pro forma income statement effects in their financial statements. The Company has chosen to disclose the pro forma income statement effects of SFAS No. 123 only.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)

Advertising

     The Company expenses the costs of advertising when the advertising occurs, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs reported as prepaid expenses are not material. Advertising expense was $4,486 for the fiscal year ended January 31, 1999. Advertising expenses incurred for the fiscal years ended January 31, 1998 and January 31, 1997 were immaterial.

Foreign Currency Translation

     The financial statements of the Company's foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income within shareholders' equity.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 effective February 1, 2000. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of these contracts and related gains and losses have not been material. The adoption of SFAS No. 133 is not expected to have a significant effect on the financial position or results of operations of the Company.

Reclassifications

     Certain reclassifications of prior years' data have been made to conform to the Fiscal 1999 presentation.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)

2. Marketable Securities

     The amortized cost and estimated fair value of the marketable securities are as follows:


                                                               January 31, 1999                     January 31, 1998
                                                             -----------------------             -----------------------

                                                            Amortized        Fair               Amortized         Fair
                                                               Cost          Value                 Cost           Value
                                                             --------       --------             --------       --------
Current portion
   Held-to-maturity
     Tax-exempt municipal securities                         $  9,206       $  9,273             $  7,272       $  7,294
     U.S. government securities                                    --             --                1,318          1,318
                                                             --------       --------             --------       --------
   Total current held-to-maturity                               9,206          9,273                8,590          8,612

   Available-for-sale
     Tax-exempt municipal securities, putable                   3,826          3,844                2,275          2,275
                                                             --------       --------             --------       --------
   Total current marketable securities                         13,032         13,117               10,865         10,887
                                                             --------       --------             --------       --------

Noncurrent portion
   Held-to-maturity
     Tax-exempt municipal securities                           12,218         12,367               11,993         12,111
     U.S. government securities                                    --             --                   --             --
                                                             --------       --------             --------       --------
   Total noncurrent held-to-maturity                           12,218         12,367               11,993         12,111
                                                             --------       --------             --------       --------

Total marketable securities                                  $ 25,250       $ 25,484             $ 22,858       $ 22,998
                                                             ========       ========             ========       ========


     The noncurrent portion of investments held-to-maturity has contractual maturities of one to four years. The investments available-for-sale have a contractual maturity of greater than five years. Actual maturities may differ from contractual maturities as a result of put and call options that enable either the Company and/or the issuer to redeem particular securities at an earlier date. The fair value of the securities is determined based upon market prices.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)



3.       Inventory

         Inventory is summarized as follows:

                                                                             January 31,
                                                                    ----------------------------
                                                                      1999                1998
                                                                    --------            --------
         Work-in-progress................................           $    711            $    861
         Finished goods..................................             21,170              16,267
                                                                    ---------           --------
                      Total..............................           $ 21,881            $ 17,128
                                                                    ========            ========


4.       Property and Equipment

         Property and equipment is summarized as follows:

                                                                             January 31,
                                                                    ----------------------------
                                                                      1999                1998
                                                                    --------            --------
         Land............................................           $    543            $    543
         Furniture and fixtures..........................             17,901              13,739
         Leasehold improvements..........................             45,045              28,267
         Other operating equipment.......................              2,888               2,034
                                                                    --------            --------
                                                                      66,377              44,583
         Accumulated depreciation
                and amortization.........................            (23,311)            (17,690)
                                                                    --------            --------
                      Total..............................           $ 43,066            $ 26,893
                                                                    ========            ========


5.       Accrued Expenses

         Accrued expenses consist of the following:

                                                                             January 31,
                                                                    ----------------------------
                                                                      1999                1998
                                                                    --------            --------
         Accrued sales taxes . . . . . . . . . . . . . . .          $    956            $    489
            Accruals for construction in progress. .                   1,223                  --
         Other current liabilities . . . . . . . . . . . .             3,687               1,395
                                                                    --------            --------
                      Total..............................            $ 5,866            $  1,884
                                                                    ========            ========

         The reported amounts approximate fair value because of the short maturity of these obligations.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)



6. Line of Credit

     The Company has available a $16,200 revolving line of credit to facilitate letter of credit transactions and cash advances. Interest on outstanding balances is payable monthly based on an "as offered" rate not to exceed the London Interbank Offered Rate (LIBOR) plus 1/2%. No principal amounts were outstanding under this line at January 31, 1999 and 1998. Outstanding letters of credit totaled $4,096 and $4,706 as of January 31, 1999 and 1998, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values.


7. Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related Information" ("SFAS No. 131"). The adoption of SFAS No. 131 has no impact on the Company's consolidated results of operations, financial position or cash flows. Its effect is limited to the disclosures contained in the financial statements.

     Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 46 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and website. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 1999. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty stores worldwide.

     The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany royalty and interest charges) of the segment. Corporate expenses include expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventory and fixed assets. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets. Intersegment sales were immaterial in each of the last three fiscal years. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)

     Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are immaterial relative to the overall Company.

         The accounting policies of the operating segments are the same as the policies described above in Note 1, "Significant Accounting Policies". A summary of the information about the Company's operations by segment is as follows:


                                                                                        Fiscal Year
                                                                      ----------------------------------------------
                                                                         1999              1998              1997
                                                                      ----------        ----------        ----------
Operating revenues
Retail operations                                                     $  189,034        $  142,638        $  128,081
Wholesale operations                                                      23,652            35,343            31,944
Intersegment elimination                                                  (3,717)           (4,860)           (3,611)
                                                                      ----------        ----------        ----------
Total net sales                                                       $  208,969        $  173,121        $  156,414
                                                                      ==========        ==========        ==========

Income from operations
Retail operations                                                     $   25,886        $   17,600        $   16,104
Wholesale operations                                                         985             5,397             5,995
                                                                      ----------        ----------        ----------
Total segment operating income                                            26,871            22,997            22,099

General corporate expenses                                                (1,754)             (935)             (743)
                                                                      ----------        ----------        ----------
Total income from operations                                          $   25,117        $   22,062        $   21,356
                                                                      ==========        ==========        ==========

Depreciation and amortization expense
Retail operations                                                     $    5,409        $    4,382        $    3,400
Wholesale operations                                                         211               205                60
Corporate                                                                      1                 1                 1
                                                                      ----------        ----------        ----------
Total depreciation and amortization expense                           $    5,621        $    4,588        $    3,461
                                                                      ==========        ==========        ==========

Inventory
Retail operations                                                     $   19,397        $   14,353        $   13,323
Wholesale operations                                                       2,484             2,775             3,642
                                                                      ----------        ----------        ----------
Total inventory                                                       $   21,881        $   17,128        $   16,965
                                                                      ==========        ==========       ===========

Net fixed assets
Retail operations                                                     $   42,230        $   25,993        $   24,736
Wholesale operations                                                         835               898               471
Corporate                                                                      1                 2                 2
                                                                      ----------        ----------        ----------
Total net fixed assets                                                $   43,066        $   26,893        $   25,209
                                                                      ==========        ==========        ==========

Capital expenditures
Retail operations                                                     $   21,373        $    5,640        $   11,935
Wholesale operations                                                         148               632                45
                                                                      ----------        ----------        ----------
Total capital expenditures                                            $   21,521        $    6,272        $   11,980
                                                                      ==========        ==========        ==========

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


8. Profit-Sharing Plan

     The Company has a profit-sharing plan that covers all employees who are at least 18 years of age and have completed at least one thousand hours of service. Plan contributions are at the discretion of management but may not exceed 15% of qualified employee earnings.

     A contribution of $198 was made by the Company for the fiscal year ended January 31, 1999; no contributions were made by the Company for the fiscal years ended January 31, 1998 or January 31, 1997.


9. Income Taxes

         Income tax expense consists of:


                                                                  Fiscal Year Ended January 31,
                                                         ------------------------------------------------
                                                           1999                1998                1997
                                                         --------            --------            --------
Current:
  Federal...................................             $  9,069            $  8,433            $  8,041
  State and local ..........................                1,955               2,106               2,073
  Foreign...................................                  489                  --                  --
Deferred:
  Federal...................................                (494)               (499)               (613)
  State and local...........................                 (98)                (32)                (92)
  Foreign ..................................                   31               (263)                  --
                                                         --------            --------            --------
Total.......................................             $ 10,952            $  9,745            $  9,409
                                                         ========            ========            ========

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)

     The effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

                                                                         Fiscal Year Ended January 31,
                                                                    ---------------------------------------
                                                                    1999              1998             1997
                                                                    ----              ----             ----
Expected provision
   at federal statutory rate..........................               35%               35%              35%
State and local income taxes,
   net of federal tax benefit, and other..............                6                 6                7
                                                                     ---               ---              ---
Effective rate........................................               41%               41%              42%
                                                                     ===               ===              ===


         The significant components of deferred tax assets and liabilities at January 31, 1999 and 1998 are as follows:



                                                                                  1999            1998
                                                                               ----------       ---------
Deferred tax liability:
  Prepaid expenses....................................                          $    (303)      $    (242)

Deferred tax assets:
  Depreciation and lease transactions.................                              2,640           2,221
  Inventory...........................................                              1,687           1,328
  Accounts receivable.................................                                461             533
  Loss carryforwards..................................                                232             263
  Accrued salaries and benefits.......................                                 91             145
  Other...............................................                                 16              15
                                                                               ----------       ---------

Net deferred tax assets...............................                         $    4,824       $   4,263
                                                                               ==========       =========


     At January 31, 1999, the Company had net operating loss carry forwards for tax purposes of approximately $750 in the United Kingdom that do not expire. At January 31, 1999 and 1998, a deferred tax asset of $2,900 and $2,334, respectively, is included in Other assets.

     The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $804 as of January 31, 1999. These earnings are deemed to be permanently reinvested to finance growth programs.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)



10. Leases

     The Company leases its stores and certain warehouse space under noncancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with terms in excess of one year:


Fiscal Year
-----------
2000..................................................        $  15,686
2001..................................................           15,960
2002..................................................           15,913
2003..................................................           15,118
2004..................................................           14,178
Thereafter............................................           62,650
                                                              ---------
Total minimum lease payments..........................        $ 139,505
                                                              =========

     Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $3,856 and $3,095, at January 31, 1999 and 1998, respectively, has been included in Other liabilities in the accompanying consolidated balance sheets. Subsequent to year end, the Company entered into leases for additional locations. Commitments related to these leases are included in the above.

     The store leases provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels.

     Rent expense consisted of the following:


                                                    Fiscal Year Ended January 31,
                                              ------------------------------------------
                                                1999             1998              1997
                                              -------           -------          -------
    Minimum rentals................           $14,110           $11,631          $ 9,946
    Contingent rentals.............               484               380              599
                                              -------           -------          -------
           Total...................           $14,594           $12,011          $10,545
                                              =======           =======          =======


     During the year ended January 31, 1999, the Company entered into a three-year capitalized lease for certain computer equipment. The capital lease obligation of $273 was recorded as a liability, and the offsetting asset is being amortized over the lease period. Remaining principal payments for the next three fiscal years are $88, $91 and $94, respectively.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued


11. Contingencies

     The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have an adverse material effect on the Company's financial condition or results of operations.


12. Stock Option Plans

     The 1997 Stock Option Plan authorizes up to an aggregate of 1,250,000 common shares which can be granted as either incentive stock options or nonqualified stock options. The vesting period for this Plan can range from one to ten years. This 1997 Plan replaced the previous 1987, 1992 and 1993 Plans which were precluded from making additional grants due either to expiration or insufficiently available shares. Individual grants outstanding under certain of the superseded plans, however, have expiration dates which extend into the year 2008.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value provisions of SFAS No. 123 at the grant date for awards during Fiscal 1999, 1998 and 1997, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                             For the year ended January 31,
                                                                       ------------------------------------------
                                                                          1999            1998              1997
                                                                       -------          -------           -------
Net income - as reported                                               $15,760          $13,880           $13,260
Net income - pro forma                                                 $14,412          $12,693           $12,649
Net income per share - assuming dilution - as reported                 $  0.88          $  0.78           $  0.75
Net income per share - assuming dilution - pro forma                   $  0.80          $  0.72           $  0.72



     The pro forma results may not be representative of the effects on reported operations for future years.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                        1999                         1998                   1997
                                                       ------                       -----                  ------
         Expected life (years)                           7.0                          6.7                    5.7
         Risk-free interest rate                         5.8%                         6.9%                   6.1%
         Volatility                                     50.0%                        50.7%                  49.5%
         Dividend rate                                     0%                           0%                     0%


     Information regarding these option plans for Fiscal 1999, 1998, and 1997 is as follows:

                                                      FY 1999                      FY 1998                      FY 1997
                                           --------------------------   -------------------------    ---------------------------
                                                             Weighted                    Weighted                       Weighted
                                                              Average                     Average                       Average
Fixed Options                                Shares      Exercise Price    Shares     Exercise Price    Shares       Exercise Price
-------------                              ------------      -------    ------------      -------    -------------      --------
Options outstanding at beginning
  of year                                     1,305,094      $ 10.60       1,010,756      $  9.50       1,274,582       $   5.99
Options granted                                 545,500        15.10         415,000        11.54         185,000          15.02
Options exercised                              (157,594)        4.37        (120,662)        4.62        (448,326)          1.80
Options canceled                                (10,500)       12.61              --          n/a            (500)         15.19
                                           ------------      -------    ------------      -------    -------------      --------
Options outstanding at end of year           1,682,5000      $ 12.63       1,305,094      $ 10.60       1,010,756       $   9.50
                                           ============      =======    ============      =======    ============       ========
Options exercisable at end of year              614,999                      603,426                      472,920
                                           ============                 ============                 ============
Weighted average fair value of grants
  per share                                $       8.49                 $       6.89                 $       7.99
                                           ============                 ============                 ============




     The following table summarizes information concerning currently outstanding and exercisable options:


                                          Options Outstanding                                    Options Exercisable
                         --------------------------------------------------                -------------------------------
                            Amount              Wtd. Avg.         Wtd. Avg.                  Amount              Wtd. Avg.
   Range of              Outstanding            Remaining         Exercise                 Exercisable           Exercise
Exercise Prices          at 1/31/99          Contractual Life      Price                    at 1/31/99             Price
---------------          -----------         ----------------     ---------                -----------           ---------
$ 8.35 - $10.44            227,000                  1.9           $9.19                      160,332               $ 9.27
$10.44 - $12.53            737,000                  4.9           $11.00                     320,000               $11.15
$12.53 - $14.61            350,000                  9.7           $14.02                      40,000               $13.25
$14.61 - $16.70            243,500                  7.5           $15.92                      52,667               $15.34
$16.70 - $20.88            125,000                  8.6           $18.25                      42,000               $20.72


Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)



13. Net Income Per Share

     The following is a reconciliation of the denominators of the net income per share and net income per share -- assuming dilution ("EPS") computations:


                                                            Fiscal Year Ended January 31,
                                                                     (in shares)
                                                   -----------------------------------------------
                                                      1999              1998               1997
                                                   ----------        ----------         ----------

Net income per share...............                17,702,922        17,576,203         17,429,375
Effect of dilutive options.........                   226,187           267,670            293,254
                                                   ----------        ----------         ----------

Net income per share -                             17,929,109        17,843,873         17,722,629
   assuming dilution                               ==========        ==========         ==========


     Options to purchase 40,000 shares at $20.88 per share and 10,000 at $17.69 per share were outstanding during Fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     Options to purchase 40,000 shares at $20.88 per share, 10,000 shares at $17.69 per share, 35,000 shares at $16.88 per share and 69,500 shares at $15.19 per share were outstanding during Fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


14. Accumulated Other Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") that the Company adopted in the first quarter of Fiscal 1999. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is comprised of two subsets - net income and other comprehensive income. All amounts in Accumulated Other Comprehensive Income (Loss) relate to foreign currency translation adjustments. The foreign currency translation adjustments are not adjusted for income taxes since these adjustments related to indefinite investments in non-U.S. subsidiaries.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)



15. Supplemental Cash Flow Information


                                                                          Fiscal year ended January 31,
                                                                      -----------------------------------------
                                                                        1999             1998             1997
                                                                      -------          -------          -------
Cash paid during the year for:
   Interest.................................................          $     6          $    29          $    28
   Income taxes.............................................          $ 8,843          $ 9,668          $ 8,260



16. Stock Split

     During 1996, the Board of Directors declared a two-for-one stock split in the form of a stock dividend for shareholders of record on June 1, 1996.


17. Investment in HMB Publishing, Inc.

     On February 5, 1998 the Company entered into an agreement with HMB Publishing, Inc. ("HMB") for the purchase of securities convertible into a minority interest in the company through Series B Convertible Preferred Stock ("Series B Preferred") and certain convertible debentures. The agreement called for additional investments and ownership if HMB met certain performance milestones. HMB is a development stage company that publishes mXg(TM), a combination magazine and catalog and operates a website - www.mXgonline.com - that caters to teenage girls. The original business plan contemplated substantial losses in the first two fiscal years and a public offering as soon as feasible.

     As of January 31, 1999, the Company has invested approximately $2,000 in the Series B Preferred and an additional $1,750 in the convertible debentures. Since January 31, 1999, the Company has advanced an additional $1,100 to fund further marketing efforts and additional development of the website and, together with additional investors, will seek to position HMB for more rapid expansion. It is the Company's intent to maintain an equity interest following any public offering by HMB.

Urban Outfitters, Inc.
Notes to Consolidated Financial Statements (continued)


18. Subsequent Event

     In accordance with its previously announced stock buyback program that authorized the Company to repurchase up to 800,000 of its shares, the Company has repurchased 279,000 shares of its common stock at a cost of $3,729 during the period from February 1, 1999 through March 12, 1999 in a series of individual open market transactions.

                          FINANCIAL STATEMENT SCHEDULES
                             URBAN OUTFITTERS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                       Charged
                                                  Balance at           to costs                            Balance
                                                  beginning              and                               at end
         Description                              of period            expenses       Deductions          of period
         -----------                              ----------           --------       ----------          ---------
Year ended January 31, 1997
  Inventory reserves                                $2,211              $2,471          $1,956              $2,726

Year ended January 31, 1998
  Inventory reserves                                $2,726              $2,190          $2,144              $2,772

Year ended January 31, 1999
  Inventory reserves                                $2,772              $3,081          $2,633              $3,220
