Form 10-Q
period 1999-04-30
URBAN OUTFITTERS INC
filed 1999-06-09
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q
 [X]     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended April 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  ______________ to ______________

                         Commission File Number 0-16999

                             -----------------------

                             Urban Outfitters, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                             23-2003332
        ------------                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation of Organization)                              Identification No.)


  1809 Walnut Street, Philadelphia, PA                              19103
  ------------------------------------                              -----
(Address of principal executive office)                           (Zip Code)

                                 (215) 564-2313
                                 --------------
               (Registrant's telephone number including area code)

                                       N/A
                                   -----------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                             Yes  [X]         No  [_]


      Title of Each Class                         Number of Shares Outstanding
        of Common Stock                                  at June 1, 1999
        ---------------                           -----------------------------

Common Shares, par value, $.0001 per share                  17,444,541

                                      INDEX

                                                                         PAGE
                                                                         ----

                          PART I    Financial Information


ITEM 1   Financial Statements

         Condensed Consolidated Balance Sheets at
         April 30, 1999 (Unaudited), January 31, 1999,
         and April 30, 1998 (Unaudited)                                     2

         Condensed Consolidated Statements of Income for
         the three months ended April 30, 1999 and 1998
         (Unaudited)                                                        3

         Condensed Consolidated Statements of Changes in
         Shareholders' Equity (Unaudited)                                   4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended April 30, 1999 and
         1998 (Unaudited)                                                   5

         Notes to Condensed Consolidated Financial Statements              6 - 8


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9 - 15



                          PART II   Other Information


ITEM 6   Exhibits and Reports on Form 8-K                                   16


SIGNATURES                                                                  17

                             URBAN OUTFITTERS, INC.
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                 April 30,       January 31,     April 30,
                                                                   1999             1999           1998
                                                                 ---------       ---------       ---------
                     Assets

Current assets:
   Cash and cash equivalents                                     $  14,134       $  25,165       $  23,915
   Marketable securities                                            10,105          13,032          12,594
   Accounts receivable, net of allowance for doubtful
     accounts of $740, $603 and $672 at April 30, 1999,
     January 31, 1999 and April 30, 1998, respectively               5,060           4,406           4,824
   Inventory                                                        25,292          21,881          21,144
   Prepaid expenses and other current assets                         7,715           6,653           7,215
                                                                 ---------       ---------       ---------
Total current assets                                                62,306          71,555          69,274

Property and equipment, less accumulated depreciation
  and amortization                                                  48,477          43,066          31,563
Marketable securities                                               16,299          12,218          11,466
Other assets                                                         8,248           6,524           4,147
                                                                 ---------       ---------       ---------
                                                                 $ 135,330       $ 133,363       $ 116,450
                                                                 =========       =========       =========

                     Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                              $  16,394       $  14,763       $  14,542
   Accrued expenses and other current liabilities                   10,095           9,265           4,766
                                                                 ---------       ---------       ---------
Total current liabilities                                           26,489          24,028          19,308

Accrued rent and other liabilities                                   4,215           4,041           3,240
                                                                 ---------       ---------       ---------
Total liabilities                                                   30,704          28,069          22,548
                                                                 ---------       ---------       ---------

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized,
     none issued                                                      --              --              --
   Common shares; $.0001 par, 50,000,000 shares authorized,
     17,398,541 issued at April 30, 1999, 17,639,754 issued
     at January 31, 1999, and 17,777,954 issued at
     April 30, 1998, respectively                                        2               2               2
   Additional paid-in capital                                       17,021          20,825          22,626
   Retained earnings                                                87,884          84,934          71,274
   Accumulated other comprehensive income                             (281)           (467)           --
                                                                 ---------       ---------       ---------
Total shareholders' equity                                         104,626         105,294          93,902
                                                                 ---------       ---------       ---------
                                                                 $ 135,330       $ 133,363       $ 116,450
                                                                 =========       =========       =========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                   Condensed Consolidated Statements of Income
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                               April 30,
                                                                        1999               1998
                                                                    ------------       ------------
Net sales                                                           $     57,991       $     39,383
Cost of sales, including certain buying, distribution
   and occupancy costs                                                    36,563             25,409
                                                                    ------------       ------------
          Gross profit                                                    21,428             13,974
Selling, general and administrative expenses                              15,416             10,808
                                                                    ------------       ------------
          Income from operations                                           6,012              3,166
Other income (expense), net                                                 (564)               391
                                                                    ------------       ------------
          Income before income taxes                                       5,448              3,557
Income tax expense                                                         2,498              1,457
                                                                    ------------       ------------
          Net income                                                $      2,950       $      2,100
                                                                    ============       ============
Net income per common share:
       Basic                                                        $       0.17       $       0.12
                                                                    ============       ============
       Diluted                                                      $       0.17       $       0.12
                                                                    ============       ============

Weighted average common shares outstanding:
       Basic                                                          17,490,797         17,694,461
                                                                    ============       ============
       Diluted                                                        17,668,709         18,004,852
                                                                    ============       ============


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                        (in thousands, except share data)
                                   (Unaudited)


                                                                          Common Shares
                                                                --------------------------------
                                                                                                            Accumulated
                                       Comprehensive         Number             Additional                      Other
                                          Income               of        Par     Paid-In     Retained       Comprehensive
                                    Quarter  Year-To-Date    Shares     Value    Capital     Earnings          Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1999                                17,639,754   $   2    $20,825      $84,934          $(467)      $105,294

Net income                           $2,950    $2,950              --      --         --        2,950              --         2,950
Foreign currency translation
    adjustments, net                    186       186              --      --         --           --             186           186
                                     ------    ------

Comprehensive income                 $3,136    $3,136
                                     ======    ======

Exercise of stock options                                     130,332      --      1,190           --              --         1,190
Purchase and retirement of
    common stock                                             (371,545)     --     (4,994)          --              --        (4,994)
                                                           -----------  -----    -------      -------         -------      --------

Balance at April 30, 1999                                  17,398,541   $   2    $17,021      $87,884          $(281)      $104,626
                                                           ==========   =====    =======      =======          ======      ========


Balance at February 1, 1998                                17,649,360   $   2    $21,482      $69,174          $   --      $ 90,658

Net income                           $2,100    $2,100              --      --         --        2,100              --         2,100
Foreign currency translation
   adjustments, net                      --        --              --      --         --           --              --            --
                                     ------    ------

Comprehensive income                 $2,100    $2,100
                                     ======    ======

Exercise of stock options                                     128,594      --      1,144          --               --        1, 144
                                                           ----------   -----    -------      -------          ------      --------

Balance at April 30, 1998                                  17,777,954   $   2    $22,626      $71,274          $   --      $ 93,902
                                                           ==========   =====    =======      =======          ======      ========
------------------------------------------------------------------------------------------------------------------------------------



                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                        Three Months Ended April 30,
                                                                              1999          1998
                                                                              ----          ----
Cash flows from operating activities:
   Net income                                                              $  2,950       $  2,100
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           1,926          1,258
      Changes in assets and liabilities:
         (Increase) decrease in receivables                                    (236)            91
         Increase in inventory                                               (3,411)        (4,016)
         Increase in prepaid expenses and other assets                         (611)          (619)
         Increase in payables, accrued expenses and other liabilities         2,635          5,782
                                                                           --------       --------
   Net cash provided by operating activities                                  3,253          4,596
                                                                           --------       --------

Cash flows from investing activities:
     Capital expenditures                                                    (7,274)        (5,928)
     Purchases of marketable securities                                      (6,816)        (3,502)
     Sales and maturities of marketable securities                            5,599          2,300
     Other assets                                                            (2,175)        (1,407)
                                                                           --------       --------
   Net cash used in investing activities                                    (10,666)        (8,537)
                                                                           --------       --------

Cash flows from financing activities:
     Exercise of stock options                                                1,190          1,144
     Purchases and retirement of common stock                                (4,994)          --
                                                                           --------       --------
   Net cash (used in) provided by financing activities                       (3,804)         1,144
                                                                           --------       --------

Effect of exchange rate changes on cash and cash equivalents                    186           --
                                                                           --------       --------

Decrease in cash and cash equivalents                                       (11,031)        (2,797)

Cash and cash equivalents at beginning of period                             25,165         26,712
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $ 14,134       $ 23,915
                                                                           ========       ========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, filed with the Securities and Exchange Commission on April 21, 1999.

Certain prior period amounts have been reclassified to conform to the current year's presentation.


2. Marketable Securities

Marketable securities are classified as follows:

                                          April 30,   January 31,   April 30,
                                            1999         1999         1998
                                          ---------   -----------   ---------
                                                    (in thousands)

          Current portion
             Held-to-maturity ..........   $ 7,348      $ 9,206      $10,922
             Available-for-sale ........     2,757        3,826        1,672
                                           -------      -------      -------
                                            10,105       13,032       12,594
                                           -------      -------      -------
          Noncurrent portion
             Held-to-maturity ..........    16,299       12,218       11,466
                                           -------      -------      -------

          Total marketable securities...   $26,404      $25,250      $24,060
                                           =======      =======      =======


3. Net Income Per Share

The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

4. Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 49 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and website. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 1999. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty stores worldwide.

The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany royalty and interest charges) of the segment. Corporate expenses include expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventory and fixed assets. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets. Intersegment sales are immaterial. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are immaterial relative to the overall Company.

     Quarter Ending:                             April 30, 1999   April 30, 1998
                                                 --------------   --------------
     Operating revenues
        Retail operations ......................      $ 52,443         $ 33,921
        Wholesale operations ...................         6,186            6,357
        Intersegment elimination ...............          (638)            (895)
                                                      --------         --------
        Total net sales ........................      $ 57,991         $ 39,383
                                                      ========         ========

     Income from operations
        Retail operations ......................      $  6,040         $  2,584
        Wholesale operations ...................           477              860
                                                      --------         --------
        Total segment operating income .........         6,517            3,444
        Corporate and other general expenses ...          (505)            (278)
                                                      --------         --------
        Total income from operations ...........      $  6,012         $  3,166
                                                      ========         ========

     Net fixed assets
        Retail operations ......................      $ 47,490         $ 30,688
        Wholesale operations ...................           986              874
        Corporate ..............................             1                1
                                                      --------         --------
        Total net fixed assets .................      $ 48,477         $ 31,563
                                                      ========         ========

     Inventory
        Retail operations.......................      $ 24,280         $ 18,951
        Wholesale operations....................         1,012            2,193
                                                      --------         --------
        Total inventory.........................      $ 25,292         $ 21,144
                                                      ========         ========


5. Common Stock Purchase and Retirement

In a series of open market transactions during the first quarter, the Company purchased and retired 371,545 shares of its common stock at a cost of $5.0 million. These purchases were made pursuant to a resolution adopted by the Board of Directors in 1995 that authorizes the Company to purchase, from time to time, up to 800,000 shares of the Company's common stock. As of April 30, 1999, up to 261,255 additional shares are authorized for purchase under this resolution.

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

The Company opened three new stores during the quarter: two Urban Retail locations in Burlington, Vermont and Los Angeles, California and one Anthropologie store in Chestnut Hill, Massachusetts. Management plans to open approximately eight additional stores during the remainder of the current fiscal year.


                              RESULTS OF OPERATIONS

The Company's operating years end on January 31 and include twelve periods ending on the last day of the calendar month. For example, fiscal year 2000 ("FY 2000") will end on January 31, 2000. This discussion of results of operations covers the first quarter of FY 2000 and FY 1999.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                       THREE MONTHS ENDED
                                                            April 30,
                                                       1999          1998
                                                       ----          ----

      Net sales                                        100.0%       100.0%
      Cost of sales, including certain
         buying, distribution and occupancy costs       63.0%        64.5%
                                                       -----        -----
         Gross profit                                   37.0%        35.5%
      Selling, general and
        administrative expenses                         26.6%        27.5%
                                                       -----        -----
         Income from operations                         10.4%         8.0%
      Other income (expense), net                       (1.0%)        1.0%
                                                       -----        -----
         Income before income taxes                      9.4%         9.0%
      Income tax expense                                 4.3%         3.7%
                                                       -----        -----
         Net income                                      5.1%         5.3%
                                                       =====        =====



                FIRST QUARTER ENDED APRIL 30, 1999 COMPARED
                 TO THE FIRST QUARTER ENDED APRIL 30, 1998

Net sales increased during the first quarter ended April 30, 1999 to $58.0 million, up 47 percent from $39.4 million for the same quarter last year. The $18.6 million increase over the prior year's first quarter was primarily the result of new and noncomparable stores' sales of $10.1 million, a 17 percent comparable store sales increase that contributed $5.5 million and Anthropologie direct response sales (catalog and website) of $3.7 million.

Gross profit as a percentage of sales increased by 1.5 percent during the first quarter ended April 30, 1999 compared to the same quarter last year. The gross profit improvement was due to: (1) higher initial markups in the retail segment, accompanied by lower markdown requirements as a result of strong sales performance; (2) occupancy cost leveraging based on comparable store sales increases; and (3) distribution efficiencies. These favorable factors were offset, in part, by investments in merchandising personnel and a decrease in Wholesale division margin.

Selling, general and administrative expenses for the quarter ended April 30, 1999 expressed as a percentage of sales decreased to 26.6% compared to 27.5% for the same quarter last year. The comparable store sales gains and the increase in catalog sales resulted in leveraging of operating expenses.

Accordingly, operating income for the quarter increased by 90% in dollars and from 8.0 % of sales in FY 1999 to 10.4% this year.

The change in other income (expense) is primarily attributable to a required charge to earnings to recognize a reserve for the Company's portion of operating losses relating to its investment in MXG media, inc. ("MXG", formerly HMB Publishing, Inc.). MXG is a development stage company which publishes a "magalog" and operates a website - www.mXgonline.com - that caters to teenage girls. Management is pleased with MXG's accelerated marketing efforts and website development and has advanced additional amounts to facilitate MXG's expansion. MXG is currently negotiating an additional round of investment with third parties to fund its growth plans. The implicit valuations by these potential investors attribute no decline to the value of the Company's investment. The Company anticipates, however, that the accounting rules regarding the operating losses of MXG will require additional charges be recognized by the Company in subsequent periods. The net investment in MXG as of April 30, 1999 and April 30, 1998 was $4.9 million and $1.4 million, respectively. In addition, other income (expense) reflects a decrease in interest income due to decreases in average investable balances and decreased rates versus the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $14.1 million at April 30, 1999, as compared to $25.2 million at January 31, 1999 and $23.9 million at April 30, 1998. The Company's net working capital was $35.8 million at April 30, 1999, as compared to $47.5 million at January 31, 1999 and $50.0 million at April 30, 1998. The decrease in cash and cash equivalents on April 30, 1999 from year end reflects the funding of FY 2000's increased level of capital expenditures (primarily for new store construction), the increase in inventory for new stores and the seasonal building of inventory in existing stores. Cash requirements for these activities, combined with $5.0 million expended to repurchase 371,545 shares of the Company's common stock and additional investments in MXG, more than offset cash generated from earnings.

Total inventories at April 30, 1999 increased by 20% versus the comparable quarter end last year, principally attributable to additional stores. Comparable store inventories increased by 6%. Catalog inventories increased substantially over last year's modest test level and wholesale inventories decreased by 46% due to liquidation of prior season merchandise.

The Company expects that capital expenditures during FY 2000 will be approximately $25 million. Three stores are currently under construction. The Company believes that existing cash and investments at April 30, 1999, as well as cash from future operations, will be sufficient to meet the Company's cash needs through January 31, 2000.

Accrued expenses and other current liabilities increased to $10.1 million as of April 30, 1999 from $4.8 million at April 30, 1998. The increase in the components of accrued expenses and other current liabilities (which includes accrued compensation and benefits and accrued income taxes) is primarily attributable to additional stores, the strong comparable store sales performance and improved profitability.

The Company has a $16.2 million revolving line of credit available to facilitate letter of credit transactions and cash advances. As of and during the quarter ended April 30, 1999, there were no outstanding borrowings. Outstanding letters of credit totaled $5.7 million, $4.1 million and $6.1 million at April 30, 1999, January 31, 1999 and April 30, 1998, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

                                  OTHER MATTERS
Outlook

While the Company has exceeded its planned rate of comparable store sales increases during the first quarter, management's plan for the remainder of the fiscal year is for more moderate comparable store sales growth.

Year 2000

The Company does not generally sell products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company has also reviewed and continues to monitor the implemented changes or planned changes of its major suppliers that management believes could be affected by the Year 2000 date. Based on the review, the Company's major information technology systems ("IT") that would be adversely affected by Year 2000 issues will be upgraded or replaced through the normal course of business prior to December 31, 1999. Internal resources are being used in a timely manner to evaluate, modify and test the Company's other systems that are not scheduled to be upgraded or replaced through the normal course of business. The Company's core merchandising and financial system upgrade and the store register system upgrades have been completed, and testing of these upgrades continues. In addition, the Company is in the process of completing the inventory and assessment of its non-information technology systems ("non-IT"), including those with embedded processor chips -- heating, ventilation and air conditioning systems, elevators, etc. The Company is evaluating key vendor preparedness by conducting interviews, obtaining compliance representation letters and, if deemed necessary, conducting comprehensive tests. The Company expects to complete its Year 2000 compliance evaluation program by June 30, 1999. At this time, management continues to believe that the incremental costs associated with major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems to ensure Year 2000 compliance, are not expected to be of a material nature to the Company.

There can be no guarantee, however, that the Company's efforts will prevent Year 2000 issues from having a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company if its business partners are not fully Year 2000 compliant (including banking systems, communications, other public utilities and the transportation industry) include temporary store closings and delays in the receipt of key merchandise categories. Accordingly, the Company is in the process of developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Such plans may include earlier receipt of key merchandise categories, preparing alternative merchandise delivery methodologies, securing alternative suppliers, etc. It is anticipated that these contingency plans to manage identified IT and non-IT areas of high risk will be completed by June 30, 1999.

Recent Accounting Pronouncements

The Financial Accounting Standards Board released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. Effective February 1, 1999, the Company is required to expense as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs. Previously, the Company deferred pre-opening costs until the store opened. The amounts deferred were then amortized over the lesser of six months or the remainder of the Company's fiscal year. This accounting change did not have a material effect on the Company's results or the presentation of comparable financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 effective February 1, 2001. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of the contracts and related gains and losses have not been material. The adoption of SFAS No. 133 is not expected to have a significant effect on the financial position or results of operations of the Company.

Market Risks

The Company is exposed to the following types of market risks - fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material.The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and the United Kingdom. As explained in the section above on "Recent Accounting Pronouncements," the market risk is further limited by the Company's purchase of foreign currency forward exchange contracts.

Since the Company has not been a borrower, its exposure to interest rate fluctuations is limited to the impact on its marketable securities portfolio. This exposure is minimized by the limited investment maturities and "put" options available to the Company. The impact of a hypothetical two percent increase or decrease in prevailing interest rates would not materially affect the Company's consolidated financial position or results of operations.

Seasonality and Quarterly Results

While Urban Outfitters has been profitable in each of its last 37 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. The Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

        (a)      Exhibits:  None

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


                                       URBAN OUTFITTERS, INC.
                                       (Registrant)


                                       By: /s/ Richard A. Hayne
                                           ---------------------------------
                                           Richard A. Hayne
                                           Chairman of the Board of
                                           Directors


                                       By: /s/ Stephen A. Feldman
                                           ---------------------------------
                                           Stephen A. Feldman
                                           Chief Financial Officer




Dated:   June 9, 1999