Form 10-Q
period 1999-07-31
URBAN OUTFITTERS INC
filed 1999-08-31
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended July 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________

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

                              Yes [X]      No [_]

         Title of Each Class                       Number of Shares Outstanding
          of Common Stock                               at August 27, 1999
          --------------------                     -----------------------------

Common Shares, par value, $.0001 per share                  17,593,041

                                      INDEX

                                                                            PAGE
                                                                            ----

                          PART I  Financial Information


ITEM 1   Financial Statements
------

         Condensed Consolidated Balance Sheets at July 31, 1999,            2
         January 31, 1999, and July 31, 1998 (Unaudited)

         Condensed Consolidated Statements of Income for the three and      3
         six months ended July 31, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Changes in Shareholders'      4
         Equity for the six months ended July 31, 1999 and 1998
         (Unaudited)

         Condensed Consolidated Statements of Cash Flows for the            5
         six months ended July 31, 1999 and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements             6 - 8


ITEM 2   Management's Discussion and Analysis of Financial                9 - 15
------   Condition and Results of Operations



                            PART II  Other Information


ITEM 6   Exhibits and Reports on Form 8-K                                   16
------


SIGNATURES                                                                  17

                             URBAN OUTFITTERS, INC.
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                   July 31, 1999   January 31, 1999   July 31, 1998
                                                                                   -------------   ----------------   -------------
                                    Assets
Current assets:
   Cash and cash equivalents                                                          $   8,879       $  25,165       $  22,984
   Marketable securities                                                                 10,188          13,032          11,732
   Accounts receivable, net of allowance for doubtful accounts of $594, $603 and
      $792 at July 31, 1999, January 31, 1999 and July 31, 1998, respectively             6,176           4,824           4,681
   Inventory                                                                             31,083          21,881          27,073
   Prepaid expenses and other current assets                                              6,740           6,653           7,607
                                                                                      ---------       ---------       ---------
Total current assets                                                                     63,066          71,555          74,077

Property and equipment, less accumulated depreciation and amortization                   51,593          43,066          34,810
Marketable securities                                                                    17,294          12,218          11,882
Other assets                                                                              9,143           6,524           4,576
                                                                                      ---------       ---------       ---------
                                                                                      $ 141,096       $ 133,363       $ 125,345
                                                                                      =========       =========       =========

                                    Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                   $  17,285       $  14,763       $  17,650
   Accrued expenses and other current liabilities                                         8,581           9,265           7,100
                                                                                      ---------       ---------       ---------
Total current liabilities                                                                25,866          24,028          24,750

Accrued rent and other liabilities                                                        4,379           4,041           3,419
                                                                                      ---------       ---------       ---------
Total liabilities                                                                        30,245          28,069          28,169
                                                                                      ---------       ---------       ---------

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued                        --              --              --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,537,041 issued at July 31, 1999, 17,639,754 issued at January 31, 1999, and
      17,784,954 issued at July 31,1998, respectively                                         2               2               2
   Additional paid-in capital                                                            19,422          20,825          22,771
   Retained earnings                                                                     91,981          84,934          74,714
   Accumulated other comprehensive income                                                  (554)           (467)           (311)
                                                                                      ---------       ---------       ---------
Total shareholders' equity                                                              110,851         105,294          97,176
                                                                                      ---------       ---------       ---------
                                                                                      $ 141,096       $ 133,363       $ 125,345
                                                                                      =========       =========       =========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                   Condensed Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                         Three Months Ended                     Six Months Ended
                                                               July 31,                             July 31,
                                                       1999              1998               1999              1998
                                                       ----              ----               ----              ----
Net sales                                         $     67,976       $     48,068      $    125,967       $     87,452
Cost of sales, including certain buying,
   distribution and occupancy costs                     41,680             30,310            78,243             55,720
                                                  ------------       ------------      ------------       ------------
          Gross profit                                  26,296             17,758            47,724             31,732
Selling, general and administrative expenses            15,664             12,376            31,080             23,184
                                                  ------------       ------------      ------------       ------------
          Income from operations                        10,632              5,382            16,644              8,548
Other income (expense), net                             (1,905)               452            (2,469)               842
                                                  ------------       ------------      ------------       ------------
          Income before income taxes                     8,727              5,834            14,175              9,390
Income tax expense                                       4,630              2,392             7,128              3,850
                                                  ------------       ------------      ------------       ------------
          Net income                              $      4,097       $      3,442      $      7,047       $      5,540
                                                  ============       ============      ============       ============

Net income per common share:
       Basic                                      $       0.23       $       0.19      $       0.40       $       0.31
                                                  ============       ============      ============       ============
       Diluted                                    $       0.23       $       0.19      $       0.40       $       0.31
                                                  ============       ============      ============       ============

Weighted average common shares outstanding:
       Basic                                        17,463,954         17,782,063        17,477,153         17,738,988
                                                  ============       ============      ============       ============
       Diluted                                      17,854,249         18,028,164        17,780,847         18,022,619
                                                  ============       ============      ============       ============


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                        (in thousands, except share data)
                                   (Unaudited)


                                                                          Common Shares
                                                               ----------------------------------------    Accumulated
                                           Comprehensive         Number            Additional                 Other
                                               Income              of        Par    Paid-In    Retained   Comprehensive
                                        Quarter  Year-To-Date    Shares     Value   Capital    Earnings      Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1999                                    17,639,754   $   2   $20,825    $ 84,934     $ (467)     $ 105,294

Net income                              $ 4,097   $ 7,047          --         --       --         7,047         --          7,047
Foreign currency translation
    adjustments, net                       (273)      (87)         --         --       --          --          (87)           (87)
                                        -------   -------


Comprehensive income                    $ 3,824   $ 6,960
                                        =======   =======

Exercise of stock options                                         268,832     --      3,591        --           --          3,591
Purchase and retirement of
    common stock                                                 (371,545)    --     (4,994)       --           --         (4,994)
                                                               ----------   -----   -------    --------     ------      ---------

Balance at July 31, 1999                                       17,537,041   $   2   $19,422    $ 91,981     $ (554)     $ 110,851
                                                               ==========   =====   =======    ========     ======      =========



Balance at February 1, 1998                                    17,649,360   $   2   $21,482    $ 69,174     $   --      $  90,658

Net income                              $ 3,442   $ 5,540          --          --      --         5,540         --          5,540
Foreign currency translation
   adjustments, net                        (311)     (311)         --          --      --          --         (311)          (311)
                                        -------   -------


Comprehensive income                    $ 3,131   $ 5,229
                                        =======   =======

Exercise of stock options                                         135,594     --      1,289        --           --          1,289
                                                               ----------   -----   -------    --------     -------     ---------

Balance at July 31, 1998                                       17,784,954   $   2   $22,771    $ 74,714     $ (311)     $  97,176
                                                               ==========   =====   =======    ========     ======      =========

------------------------------------------------------------------------------------------------------------------------------------





                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended July 31,
                                                                                          -------------------------
                                                                                            1999           1998
                                                                                          --------       --------
Cash flows from operating activities:
   Net income                                                                             $  7,047       $  5,540
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          3,918          2,668
      Changes in assets and liabilities:
         Increase in receivables                                                            (1,352)          (184)
         Increase in inventory                                                              (9,202)        (9,945)
         Decrease (increase) in prepaid expenses and other assets                            2,869           (890)
         Increase in payables, accrued expenses and other liabilities                        2,176         11,403
                                                                                          --------       --------
   Net cash provided by operating activities                                                 5,456          8,592
                                                                                          --------       --------

Cash flows from investing activities:
     Capital expenditures                                                                  (12,304)       (10,585)
     Purchases of marketable securities                                                    (11,572)        (6,830)
     Sales and maturities of marketable securities                                           9,199          6,074
     Other assets                                                                           (5,575)        (1,957)
                                                                                          --------       --------
   Net cash used in investing activities                                                   (20,252)       (13,298)
                                                                                          --------       --------

Cash flows from financing activities:
     Exercise of stock options                                                               3,591          1,289
     Purchases and retirement of common stock                                               (4,994)            --
                                                                                          --------       --------
   Net cash (used in) provided by financing activities                                      (1,403)         1,289
                                                                                          --------       --------

Effect of exchange rate changes on cash and cash equivalents                                   (87)          (311)
                                                                                          --------       --------

Decrease in cash and cash equivalents                                                      (16,286)        (3,728)

Cash and cash equivalents at beginning of period                                            25,165         26,712
                                                                                          --------       --------
Cash and cash equivalents at end of period                                                $  8,879       $ 22,984
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


2. Marketable Securities

Marketable securities are classified as follows:

                                                     July 31, 1999    January 31, 1999   July 31, 1998
                                                     -------------    ----------------   --------------
                                                                      (in thousands)
        Current portion
           Held-to-maturity ..........................    $ 7,565          $ 9,206          $ 9,562
            Available-for-sale .......................      2,623            3,826            2,170
                                                          -------          -------          -------
                                                           10,188           13,032           11,732
                                                          -------          -------          -------
        Noncurrent portion
           Held-to-maturity ..........................     17,294           12,218           11,882
                                                          -------          -------          -------

        Total marketable securities ..................    $27,482          $25,250          $23,614
                                                          =======          =======          =======

The difference between the fair market value and amortized cost of marketable securities is immaterial.


3. Net Income Per Share

The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

4. Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 51 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and website. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 1999. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty stores worldwide.

The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pretax income from operations (excluding intercompany royalty and interest charges) of the segment. Corporate expenses included expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventory and fixed assets. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets. Intersegment sales are immaterial. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

Both the retail and wholesale segments are highly diversified. No customer comprises more than 10% of sales. Foreign operations are immaterial relative to the overall Company.

                                                 Three Months Ended               Six Months Ended
                                                       July 31,                        July 31,
                                                1999            1998             1999           1998
                                                ----            ----             ----           ----
Operating revenues
   Retail operations ..................      $  62,728       $  43,866       $ 115,171       $  77,788
   Wholesale operations ...............          6,172           5,307          12,358          11,664
   Intersegment elimination ...........           (924)         (1,105)         (1,562)         (2,000)
                                             ---------       ---------       ---------       ---------
   Total net sales ....................      $  67,976       $  48,068       $ 125,967       $  87,452
                                             =========       =========       =========       =========

Income from operations
   Retail operations ..................      $  10,263       $   6,045       $  17,152       $   8,755
   Wholesale operations ...............          1,022             (51)          1,168             684
                                             ---------       ---------       ---------       ---------
   Total segment operating income .....         11,285           5,994          18,320           9,439
   Corporate and other general expenses           (653)           (612)         (1,676)           (891)
                                             ---------       ---------       ---------       ---------
   Total income from operations .......      $  10,632       $   5,382       $  16,644       $   8,548
                                             =========       =========       =========       =========

                                     July 31, 1999    January 31, 1999   July 31, 1998
                                     -------------    ----------------   --------------
Net fixed assets
----------------
   Retail operations ...........         $50,517          $42,230          $33,953
   Wholesale operations ........           1,075              835              856
   Corporate ...................               1                1                1
                                         -------          -------          -------
   Total net fixed assets ......         $51,593          $43,066          $34,810
                                         =======          =======          =======

Inventory
---------
   Retail operations ...........         $28,724          $19,397          $23,725
   Wholesale operations ........           2,359            2,484            3,348
                                         -------          -------          -------
   Total inventory .............         $31,083          $21,881          $27,073
                                         =======          =======          =======

5. Investment in MXG media, inc.

As of July 31, 1999 and 1998, the Company's net investments in MXG media, inc ("MXG," formerly HMB Publishing, Inc.) were $5.8 million and $2.0 million, respectively. MXG is a development stage company which publishes a "magalog" and operates a website -www.MXGonline.com- that caters to teenage girls. While the Company has advanced additional amounts to fund MXG's expansion during the year, it has also recognized charges of $2.5 million to earnings for the current quarter and $3.5 million for the six months ended July 31, 1999 to record the required accounting reserves for the Company's portion of MXG's operating losses. MXG is seeking an additional round of investments with third parties to fund its growth. The future structure of this prospective growth financing will determine the level and timing of additional charges to be recognized by the Company for the operating losses of MXG.


6. Common Stock Purchase and Retirement

In a series of open market transactions during the quarter ended April 30, 1999, the Company purchased and retired 371,545 shares of its common stock at a cost of $5.0 million. These purchases were made pursuant to a resolution adopted by the Board of Directors in 1995 that authorizes the Company to purchase, from time to time, up to 800,000 shares of the Company's common stock. As of July 31, 1999, up to 261,255 additional shares are authorized for purchase under this resolution.

                                     PART I

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. Anyone, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: industry competition factors, unavailability of suitable retail space for expansion, timing of store openings, difficulty in predicting and responding to fashion trend shifts, seasonal fluctuations in gross sales, the departure of one or more key senior managers and other risks identified in filings with the Securities and Exchange Commission.

Thus far this fiscal year, the Company opened four new Urban Retail stores and one new Anthropologie store. Management plans to open approximately six new stores during the remainder of the fiscal year.


                              RESULTS OF OPERATIONS

The Company's operating years end on January 31 and include twelve periods ending on the last day of the calendar month. For example, fiscal year 2000 ("FY 2000") will end on January 31, 2000. This discussion of results of operations covers the second quarter and the first six months of FY 2000 and FY 1999.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                    Three Months Ended        Six Months Ended
                                                         July 31,                 July 31,
                                                     1999        1998         1999        1998
                                                     ----        ----         ----        ----
Net sales .......................................   100.0%       100.0%      100.0%       100.0%
Cost of sales, including certain buying,
   distribution and occupancy costs .............    61.3%        63.1%       62.1%        63.7%
                                                    -----        -----       -----        -----
          Gross profit ..........................    38.7%        36.9%       24.7%        36.3%
Selling, general and administrative expenses ....    23.1%        25.7%       24.7%        26.5%
                                                    -----        -----       -----        -----
           Income from operations ...............    15.6%        11.2%       13.2%         9.8%
Other income (expense), net .....................    (2.8%)        0.9%       (1.9%)        0.9%
                                                    -----        -----       -----        -----
         Income before income taxes .............    12.8%        12.1%       11.3%        10.7%
Income tax expense ..............................     6.8%         5.0%        5.7%         4.4%
                                                    -----        -----       -----        -----
          Net income ............................     6.0%         7.1%        5.6%         6.3%
                                                    =====        =====       =====        =====



                   SECOND QUARTER ENDED JULY 31, 1999 COMPARED
                    TO THE SECOND QUARTER ENDED JULY 31, 1998

Net sales increased during the second quarter ended July 31, 1999 to $68.0 million, up 41 percent from $48.1 million for the same quarter last year. The $19.9 million increase over the prior year's second quarter was the result of new and noncomparable stores' sales increases of $9.2 million, a 19 percent comparable store sales increase that contributed $8.0 million, Anthropologie direct response sales (catalog and website) of $1.7 million and a $1.0 million increase from the Wholesale segment.

Gross profit as a percentage of sales increased by 1.8 percent during the second quarter ended July 31, 1999 compared to the same quarter last year. The gross profit improvement was due to: (1) higher initial markups in the retail segment;
(2) improved Wholesale results; (3) leveraging of store occupancy costs based on comparable store sales; and (4) distribution efficiencies.

Selling, general and administrative expenses for the quarter ended July 31, 1999 expressed as a percentage of sales decreased to 23.1% compared to 25.7% for the same quarter last year. The comparable store sales gains resulted in the leveraging of operating expenses, despite the additional costs of moving catalog fulfillment operations in-house.

Accordingly, operating income for the quarter increased by 98% in dollars and from 11.2 % of sales in FY 1999 to 15.6% this year.

Included in other income (expense) are charges to earnings of $2.5 million for the current quarter and $3.5 million for the six months ended July 31, 1999 to recognize a required accounting reserve for the Company's portion of operating losses relating to its investment in MXG media, inc. ("MXG," formerly HMB Publishing, Inc.). MXG is a development stage company which publishes a "magalog" and operates a website - www.MXGonline.com - that caters to teenage girls. MXG has accelerated its marketing efforts and website development by establishing strategic advertising relationships with America Online, Inc., broadcast.com, Inc. and iXL Enterprises, Inc., along with preparing to launch www.MXGtv.com. The Company has advanced additional amounts during the quarter to fund this expansion. MXG has retained E*OFFERING to assist in seeking an additional round of investment with third parties to fund its growth plans. Based on the structure of this financing, the level and timing of additional charges to be recognized by the Company for the operating losses of MXG may vary. The net investment in MXG as of July 31, 1999 and July 31, 1998 was $5.8 million and $2.0 million, respectively. In addition, other income (expense) reflects a decrease in interest income due to decreases in average investable balances and decreased rates versus the prior year.


                         SIX MONTHS ENDED JULY 31, 1999
                 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1998

Net sales increased during the six months ended July 31, 1999 to $126.0 million, up 44.0 percent from $87.5 million for the same period last year. The $38.5 million increase over the prior year's first six months was the result of new and noncomparable stores' sales increases of $19.5 million, an 18 percent comparable store sales increase that contributed $13.0 million, Anthropologie direct sales increase of $4.9 million, and a $1.1 million increase in Wholesale segment sales.

Gross profit as a percentage of sales increased by 1.6 percent during the six months ended July 31, 1999 compared to the same prior year period. The gross profit improvement was due to (1) higher initial mark-ups in the retail segment;
(2) leveraging of store occupancy costs based on comparable store sales; and (3) distribution efficiencies.

Selling, general and administrative expenses during the six months ended July 31, 1999 were $31.1 million, up $7.9 million or 34.1 percent from the same period in the prior year. These dollar increases were attributed principally to newly opened stores; the cost of moving catalog fulfillment in-house; and additions to corporate overhead structure to support an increased rate of store expansion. The comparable store sales gains resulted in leveraging of selling, general and administrative expenses which decreased from 26.5 percent of sales during the six months ended July 31, 1998 to 24.7 percent of sales during the same period this year.

Income from operations during the six months ended July 31, 1999 was $16.6 million, up 94.7 percent from the same period in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $36.4 million at July 31, 1999, as compared to $50.4 million at January 31, 1999 and $46.6 million at July 31, 1998. The Company's net working capital was $37.2 million at July 31, 1999, as compared to $47.5 million at January 31, 1999 and $49.3 million at July 31, 1998. The decrease in cash, cash equivalents and marketable securities on July 31, 1999 from year end reflects the funding of FY 2000's increased level of capital expenditures (primarily for new store construction), the increase in inventory for new stores and the seasonal building of inventory in existing stores. Cash requirements for these activities, combined with $5.0 million expended to repurchase 371,545 shares of the Company's common stock and additional investments in MXG, more than offset cash generated from earnings.

Total inventories at July 31, 1999 increased by 15% versus the comparable quarter end last year, principally attributable to additional stores and an increase in comparable store inventories of 8%. Catalog inventories increased substantially over last year's start-up level and wholesale inventories decreased by 30%, reflecting a lower level of prior season inventory.

The Company expects that capital expenditures during FY 2000 will be approximately $27.5 million. The Company believes that existing cash and investments at July 31, 1999, as well as cash from future operations, will be sufficient to meet the Company's cash needs through January 31, 2000.

Accrued expenses and other current liabilities increased to $8.6 million as of July 31, 1999 from $7.1 million at July 31, 1998. The increase in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to additional stores, the strong comparable store sales performance and improved profitability.

The Company has a $16.2 million revolving line of credit available to facilitate letter of credit transactions and cash advances. As of and during the six months ended July 31, 1999, there were no outstanding borrowings. Outstanding letters of credit totaled $8.0 million, $4.1 million and $6.8 million at July 31, 1999, January 31, 1999 and July 31, 1998, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

                                  OTHER MATTERS
Outlook

While the Company has exceeded its planned rate of comparable store sales increases during the first half of the fiscal year, management's plan for the remainder of the fiscal year is for more moderate comparable store sales growth.

Year 2000

The Company does not generally sell products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company has also reviewed and continues to monitor the implemented changes or planned changes of its major suppliers that management believes could be affected by the Year 2000 date. Based on the review, the Company's major information technology systems ("IT") that would be adversely affected by Year 2000 issues have been upgraded or replaced through the normal course of business. Internal resources are being used in a timely manner to evaluate, modify and test the Company's other systems that were not scheduled to be upgraded or replaced through the normal course of business. The upgrades of the Company's core merchandising and financial system, Wholesale accounting and control systems, catalog fulfillment system, warehousing management system and store register system have been completed, and testing of these upgrades continues. In addition, the Company is in the process of completing the inventory and assessment of its non-information technology systems ("non-IT"), including those with embedded processor chips -- heating, ventilation and air-conditioning systems, elevators, etc. The Company continues to evaluate key vendor preparedness by conducting interviews, obtaining compliance representation letters and, if deemed necessary, conducting comprehensive tests. Certain vendors have not completed their compliance work, and accordingly, ongoing Company efforts are required.

The Company's Year 2000 compliance evaluation program is substantially complete. The incremental costs associated with these major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems to ensure Year 2000 compliance, have not been of a material nature to the Company.

There can be no guarantee, however, that the Company's efforts will prevent Year 2000 issues from having a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company if its business partners are not fully Year 2000 compliant (including banking systems, communications, other public utilities and the transportation industry) include temporary store closings and delays in the receipt of key merchandise categories. Accordingly, the Company is in the process of finalizing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Such plans may include earlier receipt of key merchandise categories, preparing alternative merchandise delivery methodologies, securing alternative suppliers, etc. These contingency plans to manage identified IT and non-IT areas of high risk will be reviewed and refined over the remainder of the year.

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

Seasonality and Quarterly Results

While Urban Outfitters has been profitable in each of its last 38 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. The Company's results of operations in anyone fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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


                                         URBAN OUTFITTERS, INC.
                                         (Registrant)


                                         By:  /s/  Richard A. Hayne
                                             --------------------------------
                                              Richard A. Hayne
                                              Chairman of the Board of
                                              Directors


                                         By:  /s/ Stephen A. Feldman
                                              -------------------------------
                                              Stephen A. Feldman
                                              Chief Financial Officer



Dated: August 30, 1999