Form 10-Q
period 1999-10-31
URBAN OUTFITTERS INC
filed 1999-11-24
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

                       Yes       X      No

      TITLE OF EACH CLASS                         NUMBER OF SHARES OUTSTANDING
       OF COMMON STOCK                               AT NOVEMBER 22, 1999
      ------------------                          ----------------------------
Common shares, par value, $.0001 per share                    17,619,241

                                      INDEX




                          PART I FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1    Financial Statements

          Condensed Consolidated Balance Sheets at October 31, 1999,
          January 31, 1999 and October 31, 1998 (Unaudited)                    2

          Condensed Consolidated Statements of Income for the three and
          nine months ended October 31, 1999 and 1998 (Unaudited)              3

          Condensed Consolidated Statements of Changes in Shareholders'
          Equity for the nine months ended October 31, 1999
          and 1998 (Unaudited)                                                 4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended October 31, 1999 and 1998 (Unaudited)              5

          Notes to Condensed Consolidated Financial Statements            6 - 9

ITEM 2    Management's Discussion and Analysis of Financial              10 - 16
          Condition and Results of Operations

                            PART II OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18

                             URBAN OUTFITTERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                OCTOBER 31,  JANUARY 31,   OCTOBER 31,
                                                                                   1999         1999          1998
                                                                                -----------  -----------   -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                    $   7,306     $  25,165     $  24,036
   Marketable securities                                                            8,371        13,032        11,258
   Accounts receivable, net of allowance for doubtful
      accounts of $563, $603 and $827 at October 31, 1999,
      January 31, 1999 and October 31, 1998, respectively                           8,914         4,824         6,939
   Inventory                                                                       32,527        21,881        26,500
   Prepaid expenses and other current assets                                       15,501         6,653         6,758
                                                                                ---------     ---------     ---------
Total current assets                                                               72,619        71,555        75,491

Property and equipment, less accumulated depreciation and amortization             62,589        43,066        37,393
Marketable securities                                                              13,785        12,218        11,033
Other assets                                                                        7,763         6,524         5,599
                                                                                ---------     ---------     ---------
                                                                                $ 156,756     $ 133,363     $ 129,516
                                                                                =========     =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $  19,688     $  14,763     $  17,471
   Accrued expenses and other current liabilities                                  13,945         9,265         8,295
                                                                                ---------     ---------     ---------
Total current liabilities                                                          33,633        24,028        25,766

Accrued rent and other liabilities                                                  4,495         4,041         3,781
                                                                                ---------     ---------     ---------
Total liabilities                                                                  38,128        28,069        29,547
                                                                                ---------     ---------     ---------

Shareholders' equity:
   Preferred shares; $.0001 par, 10,000,000 authorized, none issued                  --            --            --
   Common shares; $.0001 par, 50,000,000 shares authorized, 17,619,241 issued at October 31, 1999, 17,639,754 issued at January 31, 1999, and
      17,617,754 issued at October 31, 1998, respectively                               2             2             2
   Additional paid-in capital                                                      20,876        20,825        20,517
   Retained earnings                                                               98,082        84,934        79,749
   Accumulated other comprehensive income                                            (332)         (467)         (299)
                                                                                ---------     ---------     ---------
Total shareholders' equity                                                        118,628       105,294        99,969
                                                                                ---------     ---------     ---------
                                                                                $ 156,756     $ 133,363     $ 129,516
                                                                                =========     =========     =========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          OCTOBER 31,                           OCTOBER 31,
                                                      1999               1998                1999            1998
                                                      ----               ----                ----            ----
Net sales                                         $     75,384       $     60,462      $    201,350       $    147,914
Cost of sales, including certain buying,
   distribution and occupancy costs                     46,716             37,506           124,959             94,123
                                                  ------------       ------------      ------------       ------------
          Gross profit                                  28,668             22,956            76,391             53,791
Selling, general and administrative expenses            17,145             14,849            48,225             37,135
                                                  ------------       ------------      ------------       ------------
          Income from operations                        11,523              8,107            28,166             16,656
Other income (expense), net                               (388)               426            (2,856)             1,268
                                                  ------------       ------------      ------------       ------------
          Income before income taxes                    11,135              8,533            25,310             17,924
Income tax expense                                       5,035              3,498            12,162              7,349
                                                  ------------       ------------      ------------       ------------
          Net income                              $      6,100       $      5,035      $     13,148       $     10,575
                                                  ============       ============      ============       ============

Net income per common share:
       Basic                                      $       0.35       $       0.28      $       0.75       $       0.60
                                                  ============       ============      ============       ============
       Diluted                                    $       0.34       $       0.28      $       0.74       $       0.59
                                                  ============       ============      ============       ============

Weighted average common shares outstanding:
       Basic                                        17,594,467         17,702,030        17,516,687         17,726,533
                                                  ============       ============      ============       ============
       Diluted                                      17,965,089         17,873,003        17,862,669         17,969,232
                                                  ============       ============      ============       ============

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)

                                                                         Common Shares
                                                           -------------------------------------------    Accumulated
                                      Comprehensive          Number              Additional                  Other
                                          Income               of         Par     Paid-In     Retained   Comprehensive
                                   Quarter   Year-To-Date    Shares      Value    Capital     Earnings       Income        Total

Balance at February 1, 1999                                17,639,754     $  2    $ 20,825    $ 84,934       $ (467)     $ 105,294

Net income                        $  6,100      $ 13,148          --        --          --      13,148           --         13,148
Foreign currency translation
    adjustments, net                   222          135           --        --          --         --           135            135
                                  --------      --------

Comprehensive income              $  6,322      $ 13,283
                                  ========      ========

Exercise of stock options                                     351,032       --       5,045         --            --          5,045
Purchase and retirement of
    common stock                                             (371,545)      --      (4,994)        --            --         (4,994)
                                                           ----------      ----   --------    ---------      -------     ----------

Balance at October 31, 1999                                17,619,241      $ 2    $ 20,876    $ 98,082       $ (332)     $ 118,628
                                                           ==========      =====  ========    ========       ======      =========


Balance at February 1, 1998                                17,649,360      $ 2    $ 21,482    $ 69,174       $   --      $  90,658

Net income                        $  5,035      $ 10,575          --        --          --      10,575           --         10,575
Foreign currency translation
   adjustments, net                     12          (299)         --        --          --          --         (299)          (299)
                                  --------      --------

Comprehensive income              $  5,047      $ 10,276
                                  ========      ========

Exercise of stock options                                     135,594       --       1,289         --            --          1,289

Purchase and retirement
   of common stock                                           (167,200)      --      (2,254)        --            --         (2,254)
                                                            ---------      -----  --------    --------      -------     -----------

Balance at October 31, 1998                                17,617,754      $  2   $ 20,517    $ 79,749      $  (299)    $   99,969
                                                           ==========      =====  ========    ========      =======     ==========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   NINE MONTHS ENDED OCTOBER 31,
                                                                      1999             1998
                                                                      ----             ----
Cash flows from operating activities:
   Net income                                                       $ 13,148         $ 10,575
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                    5,894            3,982
      Changes in assets and liabilities:
         Increase in receivables                                      (4,090)          (2,442)
         Increase in inventory                                       (10,646)          (9,372)
         Increase in prepaid expenses and other assets                (1,937)          (3,021)
         Increase in payables, accrued expenses
           and other liabilities                                      10,059           12,781
                                                                    --------         --------
   Net cash provided by operating activities                          12,428           12,503
                                                                    --------         --------
Cash flows from investing activities:
   Capital expenditures                                              (25,158)         (14,482)
   Purchase of marketable securities                                 (12,159)          (8,355)
   Sales and maturities of marketable securities                      14,994            8,922
   Other assets                                                       (8,150)            --
                                                                    --------         --------
Net cash used in investing activities                                (30,473)         (13,915)
                                                                    --------         --------
Cash flows from financing activities:
   Exercise of stock options                                           5,045            1,289
   Purchase and retirement of common stock                            (4,994)          (2,254)
                                                                    --------         --------
   Net cash provided by (used in) financing activities                    51             (965)
                                                                    --------         --------
Effect of exchange rate changes on cash and cash equivalents             135             (299)
                                                                    --------         --------
Decrease in cash and cash equivalents                                (17,859)          (2,676)
Cash and cash equivalents at beginning of period                      25,165           26,712
                                                                    --------         --------
Cash and cash equivalents at end of period                          $  7,306         $ 24,036
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


2. Marketable Securities

Marketable securities are classified as follows:


                                     October 31, 1999    January 31, 1999    October 31, 1998
                                     ----------------    ----------------    ----------------
                                                           (in thousands)
Current portion
   Held-to-maturity ............         $ 6,374              $ 9,206              $ 9,391
   Available-for-sale ..........           1,997                3,826                1,867
                                         -------              -------              -------
                                           8,371               13,032               11,258
                                         -------              -------              -------
Noncurrent portion
   Held-to-maturity ............          13,785               12,218               11,033
                                         -------              -------              -------
Total marketable securities ....         $22,156              $25,250              $22,291
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


4. Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 52 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and web site. Sales from this retail segment account for approximately 90% of total consolidated sales. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty stores worldwide.

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


                                                         Three Months Ended                         Nine Months Ended
                                                            October 31,                                 October 31,
                                                     1999                   1998                 1999                 1998
                                                     ----                   ----                 ----                  ----
OPERATING REVENUES
   Retail operations .....................         $  67,254             $  53,168             $ 182,423             $ 130,955
   Wholesale operations ..................             9,357                 8,599                21,715                20,264
   Intersegment elimination ..............            (1,227)               (1,305)               (2,788)               (3,305)
                                                   ---------             ---------             ---------             ---------
   Total net sales .......................         $  75,384             $  60,462             $ 201,350             $ 147,914
                                                   =========             =========             =========             =========

INCOME FROM OPERATIONS
   Retail operations .....................         $  10,808             $   7,778             $  28,266             $  16,534
   Wholesale operations ..................             1,158                   721                 2,019                 1,406
                                                   ---------             ---------             ---------             ---------
   Total segment operating income ........            11,966                 8,499                30,285                17,940
   Corporate and other general expenses ..              (443)                 (392)               (2,119)               (1,284)
                                                   ---------             ---------             ---------             ---------
   Total income from operations ..........         $  11,523             $   8,107             $  28,166             $  16,656
                                                   =========             =========             =========             =========


                                                         October 31, 1999    January 31, 1999   October 31, 1998
                                                         ----------------    ----------------   ----------------
NET FIXED ASSETS
   Retail operations..............................           $ 61,460          $ 42,230            $ 36,573
   Wholesale operations...........................              1,128               835                 819
   Corporate......................................                  1                 1                   1
                                                             --------          --------            --------
   Total net fixed assets.........................           $ 62,589          $ 43,066            $ 37,393
                                                             ========          ========            ========

INVENTORY
   Retail operations..............................           $ 31,580          $ 19,397            $ 24,448
   Wholesale operations...........................                947             2,484               2,052
                                                             --------          --------            --------
   Total inventory................................           $ 32,527          $ 21,881            $ 26,500
                                                             ========          ========            ========

5. Investment in MXG Media, Inc.

At October 31, 1998, the Company's net investment in MXG Media, Inc. (MXG, formerly HMB Publishing, Inc.) was $3.2 million. MXG publishes a "magalog" and operates a web site - www.mxgonline.com - that caters to teenage girls. Since October 31, 1998, the Company advanced $8.8 million in bridge and other financing to fund MXG's expansion. Additionally, the Company recognized net charges to earnings of $853 thousand for the current quarter and $4.4 million for the nine months ended October 31, 1999 to record required accounting reserves for the Company's portion of MXG's operating losses. The net charge of $853 thousand for the current quarter included a gross charge of $2.9 million related to required reserves for MXG's operating losses, offset by a $2 million recovery of advances more fully explained below.

Pursuant to an agreement dated October 31, 1999, MXG received an additional equity investment of $26 million from USA Networks Interactive, a USA company (USA Networks, Inc. - NASDAQ:USAI), reducing the Company's proportionate ownership. On November 1, 1999, the full amount of the bridge financing of $7.6 million was repaid with interest. The $7.6 million amount received was recorded in other current assets at October 31, 1999. The balance of the Company's investment has been fully reserved, and no further investments are planned at this time. Accordingly, no additional charges to earnings for MXG operating losses are expected to be recognized in future periods by the Company.

6. Common Stock Purchase and Retirement

In a series of open market transactions during the quarter ended April 30, 1999, the Company purchased and retired 371,545 shares of its common stock at a cost of $5.0 million. These purchases were made pursuant to a resolution adopted by the Board of Directors in 1995 that authorizes the Company to purchase, from time to time, up to 800,000 shares of the Company's common stock. As of October 31, 1999, up to 261,255 additional shares are authorized for purchase under this resolution.

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

Thus far this fiscal year, the Company opened four new Urban Retail stores and two new Anthropologie stores. Management plans to open approximately five new stores during the remainder of the fiscal year.


                              RESULTS OF OPERATIONS

The Company's operating years end on January 31 and include twelve periods ending on the last day of the calendar month. For example, fiscal year 2000 ("FY 2000") will end on January 31, 2000. This discussion of results of operations covers the third quarter and the first nine months of FY 2000 and FY 1999.

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           OCTOBER 31,                 OCTOBER 31,
                                                       1999          1998          1999           1998
                                                       ----          ----          ----           ----
Net sales                                             100.0%         100.0%        100.0%         100.0%
Cost of sales, including certain buying,
   distribution and occupancy costs                    62.0%          62.0%         62.1%          63.6%
                                                      -----          -----         -----          -----
          Gross profit                                 38.0%          38.0%         37.9%          36.4%

Selling, general and administrative expenses           22.7%          24.6%         23.9%          25.1%
                                                      -----          -----         -----          -----
           Income from operations                      15.3%          13.4%         14.0%          11.3%
Other income (expense), net                            (0.5%)          0.7%         (1.4%)          0.9%
                                                      -----          -----         -----          -----
         Income before income taxes                    14.8%          14.1%         12.6%          12.2%
Income tax expense                                      6.7%           5.8%          6.1%           5.0%
                                                      -----          -----         -----          -----
          Net income                                    8.1%           8.3%          6.5%           7.2%
                                                      =====          =====         =====          =====


                  THIRD QUARTER ENDED OCTOBER 31, 1999 COMPARED
                   TO THE THIRD QUARTER ENDED OCTOBER 31, 1998

Net sales increased during the third quarter ended October 31, 1999 to $75.4 million, up 25.0% from $60.5 million for the same quarter last year. The $14.9 million increase over the prior year's third quarter was the result of new and noncomparable stores' sales increases of $8.3 million, an 8% comparable store sales increase that contributed $3.8 million, Anthropologie direct response sales increases (catalog and web site) of $2.0 million and a $0.8 million increase from the Wholesale segment.

Gross profit as a percentage of sales for the third quarter ended October 31, 1999 was unchanged versus the same quarter last year. Higher initial markups in the retail segment combined with improved Wholesale results were offset by higher occupancy costs versus the same quarter last year.

Selling, general and administrative expenses for the quarter ended October 31, 1999 expressed as a percentage of sales decreased to 22.7% compared to 24.6% for the same quarter last year. The comparable store sales gains combined with increases in Anthropologie direct response and Wholesale sales gains, resulted in the leveraging of operating expenses.

Accordingly, operating income for the quarter increased by 42% in dollars and from 13.4 % of sales in FY 1999 to 15.3% this year.

At October 31, 1998, the Company's net investment in MXG Media, Inc. (MXG, formerly HMB Publishing, Inc.) was $3.2 million. MXG publishes a "magalog" and operates a web site - www.mxgonline.com - that caters to teenage girls. Since October 31, 1998, the Company advanced $8.8 million in bridge and other financing to fund MXG's expansion. Additionally, the Company recognized net charges to earnings of $853 thousand for the current quarter and $4.4 million for the nine months ended October 31, 1999 to record required accounting reserves for the Company's portion of MXG's operating losses. The net charge of $853 thousand for the current quarter included a gross charge of $2.9 million related to required reserves for MXG's operating losses, offset by a $2 million recovery of advances more fully explained below.

Pursuant to an agreement dated October 31, 1999, MXG received an additional equity investment of $26 million from USA Networks Interactive, a USA company (USA Networks, Inc. - NASDAQ:USAI), reducing the Company's proportionate ownership. On November 1, 1999, the full amount of the bridge financing of $7.6 million was repaid with interest. The $7.6 million amount received was recorded in other current assets at October 31, 1999. The balance of the Company's investment has been fully reserved, and no further investments are planned at this time. Accordingly, no additional charges to earnings for MXG operating losses are expected to be recognized in future periods by the Company.

                       NINE MONTHS ENDED OCTOBER 31, 1999
               COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1998

Net sales increased during the nine months ended October 31, 1999 to $201.4 million, up 36.2% from $147.9 million for the same period last year. The $53.5 million increase over the prior year's first nine months was the result of new and noncomparable stores' sales increases of $28.2 million, a 14% comparable store sales increase that contributed $16.4 million, Anthropologie direct sales increase of $6.9 million, and a $2.0 million increase in Wholesale segment sales.

Gross profit as a percentage of sales increased by 1.5% during the nine months ended October 31, 1999 compared to the same prior year period. The gross profit improvement was due to: (1) higher initial markups in the retail segment; (2) leveraging of store occupancy costs based on comparable store sales; and (3) distribution efficiencies.

Selling, general and administrative expenses during the nine months ended October 31, 1999 were $48.2 million, up $11.1 million or 30.0% from the same period in the prior year. These dollar increases were attributed principally to newly opened stores; the cost of moving catalog fulfillment in-house; and additions to corporate overhead structure to support an increased rate of store expansion. The comparable store sales gains resulted in leveraging of selling, general and administrative expenses which decreased from 25.1% of sales during the nine months ended October 31, 1998 to 23.9% of sales during the same period this year.

Income from operations during the nine months ended October 31, 1999 was $28.2 million, up 69.1% from the same period in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $29.5 million at October 31, 1999, as compared to $50.4 million at January 31, 1999 and $46.3 million at October 31, 1998. The Company's net working capital was $39.0 million at October 31, 1999, as compared to $47.5 million at January 31, 1999 and $49.7 million at October 31, 1998. The decrease in cash, cash equivalents and marketable securities on October 31, 1999 from year end reflects the funding of FY 2000's increased level of capital expenditures (primarily for new store construction), the increase in inventory for new stores and the seasonal building of inventory in existing stores. Cash requirements for these activities, combined with $5.0 million expended to repurchase 371,545 shares of the Company's common stock and additional investments in and bridge loans to MXG, more than offset cash generated from earnings.

Total inventories at October 31, 1999 increased by 22.7% versus the comparable quarter end last year, principally attributable to new store requirements. Comparable store inventories at the end of the period were flat compared to the same date last year. Catalog inventories increased substantially due to the expanded circulation and demand, while Wholesale inventories decreased by 54.0%, reflecting a lower level of prior season inventory.

The Company expects that capital expenditures for the current year, including amounts expended for stores anticipated to open in FY 2001, will be approximately $33.0 million. The Company believes that existing cash and investments at October 31, 1999, as well as cash from future operations, and the $7.6 repayment on November 1, 1999 of the bridge loan by MXG, will be sufficient to meet the Company's cash needs through January 31, 2001.

Accrued expenses and other current liabilities increased to $13.9 million as of October 31, 1999 from $8.3 million at October 31, 1998. The increase in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to additional stores, the strong comparable store sales performance and improved profitability.

The Company has a $16.2 million revolving line of credit available to facilitate letter of credit transactions and cash advances. As of and during the nine months ended October 31, 1999, there were no outstanding borrowings. Outstanding letters of credit totaled $7.1 million, $4.1 million and $3.9 million at October 31, 1999, January 31, 1999 and October 31, 1998, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

                                  OTHER MATTERS
Outlook

While the Company has exceeded its planned rate of comparable store sales increases during the first three quarters of the fiscal year, management's plan for the fourth quarter continues to be moderate comparable store sales growth.

Year 2000

The Company does not generally sell products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company has also reviewed and continues to monitor the implemented changes or planned changes of its major suppliers that management believes could be affected by the Year 2000 date. Based on the review, the Company's major information technology systems ("IT") that would be adversely affected by Year 2000 issues have been upgraded or replaced through the normal course of business. Internal resources are being used in a timely manner to evaluate, modify and test the Company's other systems that were not scheduled to be upgraded or replaced through the normal course of business. The upgrades of the Company's core merchandising and financial system, Wholesale accounting and control systems, catalog fulfillment system, warehousing management system and store register system have been completed, and testing of these upgrades continues. In addition, the Company is in the process of completing the inventory and assessment of its non- information technology systems ("non-IT"), including those with embedded processor chips -- heating, ventilation and air-conditioning systems, elevators, etc. The Company continues to evaluate key vendor preparedness by conducting interviews, obtaining updated compliance representation letters and, if deemed necessary, conducting additional comprehensive tests. While most vendors have completed their compliance work, ongoing Company efforts are required.

The Company's Year 2000 compliance evaluation program is substantially complete. The incremental costs associated with these major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems to ensure Year 2000 compliance, have not been of a material nature to the Company.

There can be no guarantee, however, that the Company's efforts will prevent Year 2000 issues from having a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company if its business partners are not fully Year 2000 compliant (including banking systems, communications, other public utilities and the transportation industry) include temporary store closings and delays in the receipt of key merchandise categories. Accordingly, the Company continues to refine its contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Such plans include earlier receipt of key merchandise categories, preparing alternative merchandise delivery methodologies, securing alternative suppliers, etc. These contingency plans to manage identified IT and non-IT areas of high risk will be reviewed and tested, as appropriate, over the remainder of the year.

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

Seasonality and Quarterly Results

While Urban Outfitters has been profitable in each of its last 39 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back- to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. The Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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


                                                URBAN OUTFITTERS, INC.
                                                (Registrant)


                                                By: /s/ Richard A. Hayne
                                                    ---------------------------
                                                       Richard A. Hayne
                                                       Chairman of the Board of
                                                       Directors


                                               By: /s/ Stephen A. Feldman
                                                   ----------------------------
                                                       Stephen A. Feldman
                                                       Chief Financial Officer

Dated: November 24, 1999