Form 10-K
period 2000-01-31
URBAN OUTFITTERS INC
filed 2000-04-14
CIK 912615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

                           Commission File No. 0-16999

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


                   1809 Walnut Street, Philadelphia, PA 19103
                   -------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (215) 564-2313
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, $.0001 par value
                                ----------------
                                (Title of class)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           17,358,186 Common Shares were outstanding at April 10, 2000

     The aggregate market value of voting shares held by non-affiliates at April 10, 2000 was $124,761,424.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders -- Part III.

                                         TABLE OF CONTENTS


                                               PART I


Item 1.   Business....................................................................  3

Item 2.   Properties................................................................... 8

Item 3.   Legal Proceedings........................................................... 10

Item 4.   Submission of Matters to a Vote of Security Holders......................... 10


                                               PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters....... 11

Item 6.   Selected Financial Data..................................................... 12

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................. 13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ..............    20

Item 8.   Financial Statements and Supplementary Data................................. 20

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure................................................................. 21


                                               PART III

Item 10.  Directors and Executive Officers of the Registrant.......................... 22

Item 11.  Executive Compensation...................................................... 24

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............. 24

Item 13.  Certain Relationships and Related Transactions.............................. 24


                                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............. 25


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................................F-1

FINANCIAL STATEMENT SCHEDULES.........................................................S-1

                                   ----------


As used in this Report on Form 10-K, "Fiscal 1996," "Fiscal 1997," "Fiscal 1998," "Fiscal 1999" and "Fiscal 2000" refer to the Company's fiscal years ended January 31 in each of those fiscal years.

                                     PART I

Item 1. Business

General

     Urban Outfitters, Inc. ("Urban Outfitters" or the "Company") operates two business segments - a lifestyle-oriented general merchandise retailing segment and a wholesale apparel business ("Wholesale"). The retailing segment operates through retail stores and direct response, including a catalog and two web sites. The two retail concepts are Urban Outfitters ("Urban Retail") and Anthropologie, each of which sells a broad array of fashion apparel, accessories and household and gift merchandise in an exciting and dynamic retail environment. The Company's wholesale business designs and markets young women's casual wear which it provides to the Company's retail operations and sells to over 1,300 better specialty retailers worldwide.

     Founded and originally operated by a predecessor partnership, the Company opened its first store in 1970 near the University of Pennsylvania campus in Philadelphia. The Company was incorporated in Pennsylvania in 1976, and opened its second store in Harvard Square, Cambridge, Massachusetts in 1980. The Company has since expanded to 37 Urban Retail stores in 31 metropolitan areas throughout the United States, Canada and the United Kingdom. The Company has opened 20 Anthropologie stores in 15 metropolitan areas in the United States, most of which overlap the Urban Retail areas. The Company is in the process of identifying new retail locations and negotiating new leases and plans to increase its number of new store openings in the coming years.

     Urban Retail: Urban Retail has established a strong reputation among urban, style-conscious young adults aged 18 to 30. Urban Retail stores, which average approximately 9,350 selling square feet and carry 50,000 to 60,000 SKUs, are typically located near large universities or other youth enclaves. Smaller format stores, which have been opened in less populated cities located near large universities, average 5,600 selling square feet and carry fewer SKUs. The first store in this new format was opened in March, 1998 in Bloomington, Indiana. The Company's lifestyle merchandise offerings include women's and men's fashion apparel, footwear and accessories and apartment wares and gifts. Urban Retail accounted for approximately 61.2%, 67.7% and 64.4% of the Company's net sales in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The Company introduced its www.urbn.com Internet web site in November 1999 which, along with other information, offers Urban Retail gift certificates for sale. Direct sale of merchandise through the web site is expected to begin during Fiscal 2001.

     Anthropologie: Anthropologie tailors its merchandise and shopping environment to appeal to an established customer, typically women aged 30 to 45. The Company opened its first Anthropologie store in a suburb of Philadelphia in October 1992. Anthropologie stores average approximately 8,850 selling square feet and carry 20,000 to 25,000 SKUs with a greater emphasis on home than Urban Retail stores. The stores are typically located in either affluent suburban locations or special urban locations in major cities (e.g., Soho in New York
City). Product offerings include women's casual apparel and accessories, home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Anthropologie introduced a direct response catalog in March 1998. Catalog circulation has since increased to 7.4 million mailings during Fiscal 2000. The Company also accepts orders through its www.Anthropologie.com Internet web site which debuted in December 1998. Currently, web site sales represent approximately 20% of total direct response sales. Anthropologie accounted for approximately 30.7%, 22.8% and 18.0% of the Company's net sales in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

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

     While continuing its role with Urban Retail and Anthropologie, Wholesale also sells its products to over 1,300 better specialty retailers worldwide under three major labels: Free People, Co-Operative, and Bulldog. Wholesale accounted for approximately 8.1%, 9.5% and 17.6% of the Company's net sales in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Like the retail segment, Wholesale has its own senior and creative management, while sharing support services.

     The Company's home offices are located in Philadelphia, Pennsylvania. In addition, the Wholesale company has sales and showroom facilities in New York City and Los Angeles, California.


Retail Strategy

     The Company's overall retailing strategy is to concentrate on its target customers and offer a wide assortment of distinctive products in a multichannel shopping environment including retail stores, a catalog, and web sites. By executing this strategy, the Company believes that it has successfully developed and captured unique market niches.

Suppliers

     To serve its target customers and to recognize changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors - foreign and domestic. During Fiscal 2000, the Company did business with approximately 2,500 vendors. No single vendor accounted for more than 10% of merchandise purchases. Certain of the Company's vendors have limited financial resources and production capabilities. The Company believes that its relationships with its vendors are good.


Store Expansion Strategy

     The Company's strategy is to open at least five new stores per year for each retail concept. In Fiscal 2000, Urban Retail opened six new stores and relocated one store, while Anthropologie also opened six new stores. Additionally, an Urban Retail location in New York City was closed in January 2000 due to a lease expiration. The Fiscal 2001 plan anticipates opening approximately eight Urban Retail stores, including a store in Dublin, Ireland, and opening approximately seven Anthropologie stores.


Company Operations

     Distribution: The majority of merchandise purchased by both the retail and the wholesale segments is shipped directly to the Company's distribution center in Gap, Pennsylvania. The facility, which has an advanced computerized materials handling system, is owned by the Company and is approximately 60 miles from the home offices in Philadelphia. This facility was expanded in Fiscal 2000 by 91,000 square feet in order to serve the future needs of the growing retail store network and direct response fulfillment. The current 191,000 square foot structure is expected to provide eastern United States distribution capability at least through the year 2002.

     In June 1998, the Company opened a distribution facility in Reno, Nevada operated by a third party. The purpose of this facility is to service the west coast stores with a faster turn around from west coast vendors at a lower freight cost per unit. Future expansion of west coast distribution capabilities is anticipated due to the growing retail store network. In addition, the Company utilizes the basement area of the Toronto Urban Retail store as a distribution facility in Canada. As additional stores are added in Europe, a separate distribution center may be established.

     Management Information Systems: Very early in the Company's growth, management recognized the need for high-quality information in order to manage the merchandise planning/buying, inventory management and control functions. The Company invested in a retail software package that it believes continues to meet its processing and reporting requirements.

The Company utilizes Point of Sale ("POS") register and polling systems which provide for register efficiencies, improved customer checkout and overnight polling. In July 1999, the Company converted its Anthropologie catalog and web site operations from third party call centers and fulfillment to an in-house direct response management software system.

     To manage its separate needs, the wholesale segment uses a software system for customer service, order entry and allocations, production planning and inventory management.

     Inventory and Shrinkage Control: The Company's retail inventory management system enables it to efficiently manage its inventory position. This system provides management with accurate and timely information about inventory, pricing, costing, markdowns, markups, transfers, damages, sales and perpetual inventory levels. The system allows these items to be monitored by SKU, by location and by day.

     The Company believes in investing to control its shrinkage levels because many store locations are in typically higher theft areas. Merchandise shrinkage control begins at the distribution center with the Company's information systems, internal employee procedures, electronic article surveillance systems and self-auditing controls. The Company educates and offers incentives to store employees to actively participate in loss prevention, and believes that its store employees are its most effective deterrent to both internal and external theft.


Competition

     The specialty retail, direct response, and wholesale apparel businesses are highly competitive. Retail segment competitive factors include store location; merchandise breadth, quality, style, and availability; level of customer service; and price. The Company's retail stores compete against a wide variety of smaller, independent specialty stores as well as department stores and national specialty chains. Along with certain retail segment factors noted above, other key competitive factors for direct response operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site availability. The direct response operations compete against numerous catalogs and web sites which may have greater circulation and web traffic. Wholesale competes with numerous companies, many of whose products have wider distribution than the Company's. Certain of Urban Outfitters' retail and wholesale competitors have greater name recognition and financial and other resources than the Company.

Trademarks and Service Marks

     The Company is the registered owner in the United States of certain service marks and trademarks (collectively "marks"), including without limitation, "Urban Outfitters," "Anthropologie," "Ecote," "Co-Operative," "Urban Renewal," "Free People," "Slant," "Fink," "Lisa L.," "Lip Gloss," "Shag," "Big Smokey," "R.V.," "365 Days," and "Stapleford." Each mark is renewable indefinitely, contingent upon continued use at the time of renewal.

     In addition, the Company currently has pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. The Company is also the owner of marks which have been registered in foreign countries, including without limitation, Argentina, Australia, Benelux, Brazil, Canada, Chile, the Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, Italy, Japan, Mexico, Poland, Russia, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Applications for marks are pending in additional foreign countries as well.

     The Company regards its marks as important to its business due to their name recognition with the Company's customers. The Company believes that the marks are so important that in order to protect them from infringement and to defend against any claim of infringement, the Company established a separate company whose primary purpose is to maintain and manage these and future marks thereby increasing their value to the operating companies. The Company is not aware of any claims of infringement or challenges to the Company's right to use any of its marks in the United States; however, there can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its marks, any of which could have an adverse effect on the Company.


Employees

     The Company employs approximately 2,200 persons, approximately 1,200 (55%) of whom are full-time employees and approximately 1,000 (45%) of whom are part-time employees. Of the Company's total employees, 4% work at Wholesale and the remaining 96% work at the retail segment. The number of part-time employees fluctuates depending on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are excellent.

Item 2. Properties

     The Company's home offices are located in Philadelphia, Pennsylvania and occupy approximately 26,000 square feet at 1809 Walnut Street, immediately adjacent to the Anthropologie store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street. Anthropologie's catalog call center is also located in Philadelphia and occupies approximately 2,800 square feet at 1700 Sansom Street. The Company's home office and catalog call center facilities are leased properties with varying lease term expirations through 2011.

     All of the Urban Retail and Anthropologie stores are leased. The Company's retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. The following table shows the location of the Company's existing retail stores. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration, etc. Total estimated selling square feet under lease at January 31, 2000 by Urban Retail was 346,000 and by Anthropologie was 177,000. The average store selling square feet is approximately 9,350 for Urban Retail and approximately 8,850 for Anthropologie. The smaller format Urban Retail stores average 5,600 selling square feet.

                             Urban Outfitters Stores
                             -----------------------

         LOCATION                              LOCATION                             LOCATION
         --------                              --------                             --------
Philadelphia, PA                      Costa Mesa, CA                       Columbus, OH
110 South 36th Street                 2930 Bristol Street                  1782 N. High Street

Cambridge, MA                         Chicago. IL                          New York, NY
11 J.F. Kennedy Street                2352 N. Clark Street                 162 2nd Avenue

Philadelphia, PA                      Pasadena, CA                         Los Angeles, CA
1627 Walnut Street                    139 W. Colorado Blvd.                7650 Melrose Avenue

New York, NY                          Chicago, IL                          Burlington, VT
628 Broadway                          935 N. Rush Street                   81 Church Street

Washington, DC                        Portland, OR                         Lawrence, KS
3111 M Street, N.W.                   2320 N.W. Westover Road              1013 Massachusetts Street

New York, NY                          Austin, TX                           East Lansing, MI
374 Avenue of Americas                2406 Guadalupe Street                119 E. Grand River Ave.

Madison, WI                           Tempe, AZ                            Miami, FL
604 State Street                      545 South Mill Ave.                  5701 SW 72nd St., #146

Ann Arbor, MI                         Houston, TX                          Seattle, WA
231 S. State Street                   2501 University Blvd.                1507 5th Avenue

Boston, MA                            Montreal, PQ                         London, England
361 Newbury Street                    1246 Ste. Catherine Street, W.       36-38 Kensington High Street

Minneapolis, MN                       Toronto, ON
3006 Hennepin Ave., S.                235 Yonge Street

Seattle, WA                           Miami Beach, FL
401 Broadway, East                    653 Collins Avenue

Berkeley, CA                          Boulder, CO
2590 Bancroft Way                     934 Pearl Street

Santa Monica, CA                      Bloomington, IN
1440 Third Street Promenade           530 E. Kirkwood Avenue

San Francisco, CA                     San Diego, CA
80 Powell Street                      665 Fifth Avenue

                              Anthropologie Stores
                              --------------------

LOCATION                                LOCATION                                LOCATION
--------                                --------                                --------
Wayne, PA                      Chicago, IL                             Chestnut Hill, MA
201 W. Lancaster Ave.          1120 N. State Street                    300 Boylston Street

Rockville, MD                  Highland Park, IL                       New York, NY
11500 Rockville Pike           1780 Green Bay Road                     85 Fifth Avenue

Westport, CT                   Beverly Hills, CA                       Atlanta, GA
1365 Post Road, East           320 N. Beverly Drive                    3393 Peachtree Rd., N.E.

Greenvale, NY                  Seattle, WA                             Philadelphia, PA
9 Northern Blvd.               2520 N.E. University Village, #120      1801 Walnut Street

Soho, NY                       Boston, MA                              Seattle, WA
375 West Broadway              799 Boylston Street                     1509 Fifth Avenue

Santa Monica, CA               Birmingham, MI                          Tampa, FL
1402 Third Street Promenade    214 West Maple Road                     705 S. Dakota Avenue

Newport Beach, CA              Santa Barbara, CA
823 Newport Center Drive       901 State Street


     Wholesale operates showrooms in New York City and Los Angeles which are leased through 2004 and 2001, respectively. Retail and Wholesale distribution center properties are discussed in the Distribution section on page 5.

     The Company believes that its facilities are well-maintained, in good operating condition and adequate for its current needs.


Item 3. Legal Proceedings

     The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2000, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein from Part III, Item 10 of this Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares are traded on the NASDAQ National Market System under the symbol "URBN."


MARKET INFORMATION
                                                          MARKET PRICES
                                                  HIGH BID            LOW BID
                                                   PRICE               PRICE

         FISCAL 1999

         Quarter ended April 30, 1998              $24 3/4            $15 3/4
         Quarter ended July 31, 1998                20                 14 1/2
         Quarter ended October 31, 1998             17                 11
         Quarter ended January 31, 1999             18                 11 9/16


         FISCAL 2000

         Quarter ended April 30, 1999              $21 1/2            $12 1/8
         Quarter ended July 31, 1999                28 3/4             19 1/2
         Quarter ended October 31, 1999             31 1/16            16 1/8
         Quarter ended January 31, 2000             29 5/8             12 7/8


HOLDERS

     On April 5, 2000, the Company had approximately 2,300 shareholders of record.


DIVIDENDS

     The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated balance sheet and income statement data at the fiscal year end for each of the five fiscal years presented below, are derived from the consolidated financial statements of the Company. The Company has revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of sales in order to enhance the comparability of its results with other specialty apparel retailers. Prior period amounts have been reclassified to conform to the current year presentation. The data presented below should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, which appear elsewhere in this report.

                                                                        FISCAL YEAR ENDED JANUARY 31,
                                                       -----------------------------------------------------------------
                                                          2000           1999        1998          1997           1996
                                                          -----          ----        ----          ----           ----
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales ..........................................   $   276,106   $   208,969   $   173,121   $   156,414   $   133,036
Gross profit .......................................       104,450        78,618        60,090        56,744        48,851
Income from operations .............................        37,565        25,117        22,062        21,356        19,867
Net income .........................................   $    18,680   $    15,760   $    13,880   $    13,260   $    12,308
                                                       ===========   ===========   ===========   ===========   ===========
Net income per common share - basic ................   $      1.07   $      0.89   $      0.79   $      0.76   $      0.72
                                                       ===========   ===========   ===========   ===========   ===========
Weighted average common shares outstanding - basic .    17,531,971    17,702,922    17,576,203    17,429,375    17,028,856
Net income per common share - diluted ..............   $      1.05   $      0.88   $      0.78   $      0.75   $      0.70
                                                       ===========   ===========   ===========   ===========   ===========
Weighted average common shares outstanding - diluted    17,844,356    17,929,109    17,843,873    17,722,629    17,487,673

BALANCE SHEET DATA:
Working capital ....................................   $    38,006   $    47,342   $    52,133   $    39,239   $    36,487
Total assets .......................................       153,501       133,363       107,424        89,675        71,117
Total liabilities ..................................        32,585        28,069        16,766        13,983        11,665
Long-term debt, excluding current maturities .......          --            --            --            --            --
Total shareholders' equity .........................       120,916       105,294        90,658        75,692        59,452

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and related notes thereto which appear elsewhere in this report.

GENERAL

     The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's "Fiscal 2000" ended on January 31, 2000. The comparable store net sales data presented in this discussion are calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

     The Company operates two business segments - a lifestyle-oriented general merchandise retailing segment and a wholesale apparel business ("Wholesale"). The retailing segment operates through retail stores and direct response, including a catalog and two web sites. The two retail concepts are Urban Outfitters ("Urban Retail") and Anthropologie. Urban Retail is the larger of the two and generates the majority of the Company's revenues and profits. Urban Retail had 37 stores open at January 31, 2000 and 32 at January 31, 1999. Anthropologie had 20 stores open at January 31, 2000 and 14 at January 31, 1999. The Company has plans to open approximately eight Urban Retail stores and approximately seven Anthropologie stores in Fiscal 2001.

     Fiscal 2000 and 1999 continued as profitable years for Urban Outfitters with net income to net sales of 6.8% and 7.6%, respectively, as well as return on beginning shareholders' equity of 17.7% for Fiscal 2000 and 17.4% for Fiscal 1999. The contraction of net income as a percentage of sales in Fiscal 2000 resulted primarily from a net charge to earnings of $4.4 million to recognize a required accounting reserve for the Company's portion of operating losses relating to its minority investment in MXG Media, Inc. (see "Other Matters - MXG Media, Inc." below). Although net income as a percentage of sales contracted, the return on beginning shareholders' equity increased for Fiscal 2000 over the prior year due primarily to the Company's sales growth. In part, the increase in return on beginning equity reflects the repurchase during Fiscal 1999 of 167,200 shares of its common stock at an open market value of $2.3 million.

     The Company has wholly-owned subsidiaries that operate Urban Retail stores in London, England and Montreal and Toronto, Canada. The results of operations and financial position for the London and Canadian stores are included in the Company's retail operations segment results. The Company plans to open a store in Dublin, Ireland during Fiscal 2001 and additional stores in Canada and Europe in the future.

     For Fiscal 2000, the Wholesale company recorded sales growth of 12% after elimination of intersegment sales to Urban Retail and Anthropologie. The Wholesale company anticipates modest sales growth in Fiscal 2001.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data and the growth of certain income statement data from period to period. The Company has revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of sales in order to enhance the comparability of its results with other specialty apparel retailers. Prior period amounts have been reclassified to conform to the current year presentation.

                                                                       FISCAL YEAR ENDED
                                                                          JANUARY 31,
                                                              -----------------------------------
AS A PERCENTAGE OF NET SALES                                   2000           1999         1998
                                                               ----           ----         ----
Net sales ...........................................          100.0%         100.0%        100.0%
Cost of sales, including certain buying, distribution
   and occupancy costs ..............................           62.2           62.4          65.3
                                                               -----          -----         -----
  Gross profit ......................................           37.8           37.6          34.7
Selling, general and administrative expenses ........           24.2           25.6          22.0
                                                               -----          -----         -----
  Income from operations ............................           13.6           12.0          12.7
Other income (expense), net .........................           (1.0)           0.8           1.0
                                                               -----          -----         -----
  Income before income taxes ........................           12.6           12.8          13.7
Income tax expense ..................................            5.8            5.2           5.7
                                                               -----          -----         -----
  Net income ........................................            6.8%           7.6%          8.0%
                                                               =====          =====         =====

PERIOD OVER PERIOD DOLLAR GROWTH

Net sales ...........................................           32.1%          20.7%         10.7%
Gross profit ........................................           32.9%          30.8%          5.9%
Income from operations ..............................           49.6%          13.8%          3.3%
Net income ..........................................           18.5%          13.5%          4.7%

FISCAL 2000 COMPARED TO FISCAL 1999

     Net sales in Fiscal 2000 increased to $276.1 million from $209.0 million in the prior fiscal year, a 32.1% increase. The $67.1 million increase was attributable to: (1) net sales increases of $39.4 million from stores opened during Fiscal 1999 and Fiscal 2000, (2) comparable store net sales increases of 10%, aggregating $15.8 million, (3) direct response (catalog and e-commerce) revenue increases of $9.5 million, and (4) an increase of $2.4 million in net sales from the Wholesale company.

     In Fiscal 2000, increases in the number of transactions in comparable stores and an increase in average sales prices resulting from reducing the level of lower priced items such as greeting cards, as well as a lower proportion of markdowns, accounted for the comparable store sales dollar increase. During Fiscal 2000, twelve new stores were opened, one store was relocated, and one store was closed due to a lease expiration. Eleven stores were opened in Fiscal 1999. Direct response revenue growth was due to increased catalog circulation and web site traffic. The Company believes increased net sales from the Wholesale company during Fiscal 2000 were due to increased popularity of its fashion offerings combined with improved delivery and quality of merchandise.

     Gross profit margins increased slightly to 37.8% of sales in Fiscal 2000 from 37.6% of sales in Fiscal 1999. This increase is attributable to higher initial mark-ups in the Urban Retail and Anthropologie stores offset by increased occupancy costs and investments in additional merchandising, design and production staff.

     Selling, general and administrative expenses decreased to 24.2% of sales in Fiscal 2000 from 25.6% of sales in Fiscal 1999. Aggressive store cost containment combined with the comparable store sales increases resulted in the leveraging of operating expenses in the retail segment. Additionally, direct response operations experienced a similar reduction in operating expense percentages for the year due to: (1) the significant increase in sales, (2) improvements in catalog production costs, and (3) the efficiencies attributable to moving the catalog call center in-house during the second quarter of Fiscal 2000. The increase in sales by the Wholesale company also resulted in the leveraging of its operating expenses.

     Other income (expense) for Fiscal 2000 includes a net charge to earnings of $4.4 million to reserve for the Company's portion of operating losses related to the minority investment in MXG Media, Inc. (see "Other Matters - MXG Media, Inc." below). Income tax expense for Fiscal 2000 does not include a tax benefit related to this reserve which, in part, has caused an increase in income tax expense along with the Company's effective tax rate.


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

     Gross profit margins increased to 37.6% of sales in Fiscal 1999 from 34.7% of sales in Fiscal 1998. This increase is attributable to higher initial mark-ups and lower markdown percentages in the Urban Retail and Anthropologie stores. Comparable store sales increases in existing stores offset the higher occupancy costs of noncomparable and new stores. Reduced sales in the wholesale segment necessitated an increased proportion of merchandise to be sold in the "off-price" sector, offsetting in part, the higher retail segment performance.

     Selling, general and administrative expenses increased to 25.6% of sales in Fiscal 1999 from 22.0% of sales in Fiscal 1998 due to the costs incurred for the start-up of the catalog and European operations as well as the substantial negative leverage associated with the decline in wholesale segment sales. The increase in dollars in selling, general and administrative expenses is attributable to the opening of additional stores as well as the catalog start-up.


LIQUIDITY AND CAPITAL RESOURCES

     During the last three years, the Company has satisfied its cash requirements through cash flow from operations and accumulated cash. The Company's primary uses of cash have been to open new stores, purchase inventories, and repurchase its common stock. Additionally, during the last two years, the Company has invested in the Anthropologie direct response effort, a new European subsidiary, and a direct response company aimed at teen shoppers (see "Other Matters - MXG Media, Inc." below). In addition to cash generated from operations, sources of cash have included the net proceeds from the exercise of certain employee stock options in each of Fiscal 2000, 1999 and 1998. The Company expects to incur additional capital expenditures in support of its expansion program and the establishment of commerce capability on its www.urbn.com web site. Accumulated cash and future cash from operations are expected to fund such expansion-related uses of cash.

     Although the Company has not borrowed short-term or long-term funds during the last five fiscal years, it maintains a line of credit of $16.2 million, all of which is available for cash borrowings or for the issuance of letters of credit. The line is unsecured and any cash borrowings under the line would accrue interest at a rate not to exceed LIBOR plus 1/2 of 1 percent. The Company uses letters of credit to purchase merchandise for the retail and wholesale segments.

Outstanding balances of letters of credit at January 31, 2000 and 1999 were $6.6 million and $4.1 million, respectively. There were no short-term or long-term borrowings outstanding at January 31, 2000 or at January 31, 1999. The Company expects that accumulated cash and cash from operations will be sufficient to meet the Company's cash needs for the next year. However, accelerated expansion beyond the fifteen store openings planned for Fiscal 2001 may necessitate borrowings on the credit line.


OTHER MATTERS

Year 2000

     As of the date of this report, the Company has not incurred and is not expected to incur any material business disruptions as a result of Year 2000 information technology issues.

     Prior to January 1, 2000, the Company conducted a comprehensive review of its computer systems to identify those systems that could be affected by the Year 2000 issue. As a result of this review, major information technology systems, less critical systems and non-information technology systems, including those with embedded processor chips (such as heating, ventilation and air conditioning systems, elevators, etc.) were evaluated, modified and/or upgraded and tested for Year 2000 compliance prior to December 31, 1999. In addition, the Company evaluated the Year 2000 capabilities of its major suppliers and key vendors by conducting interviews, obtaining compliance letters and, if necessary, conducting comprehensive tests. In most circumstances, the information that the Company received from key suppliers and vendors indicated that they would be Year 2000 compliant by the end of 1999. As of the date of this report, the Company has not been adversely affected by a major supplier's or key vendor's inability to provide merchandise or services. Amounts expended by the Company related to Year 2000 issues were not material.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in Fiscal 2002. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of the contracts and related gains and losses have not been material. The adoption of SFAS No. 133 is not expected to have a significant effect on the financial position or results of operations of the Company.

MXG Media, Inc.

     On February 5, 1998 the Company entered into an agreement with MXG Media, Inc. ("MXG," formerly HMB Publishing, Inc.) for the purchase of securities convertible into a minority interest in the company through Series B Convertible Preferred Stock and certain convertible debentures. The agreement called for additional investments and ownership if MXG met certain performance milestones. MXG publishes the "MXG magalog" and operates the www.MXGonline.com and www.MXGtv.com web sites, all of which cater to teenage girls.

     As of January 31, 2000, the Company has invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures. MXG has incurred losses since its inception and, accordingly, during Fiscal 2000, the Company has recorded reserves for its portion of operating losses related to the minority interest in MXG. Included in other income (expense) for Fiscal 2000 is a net charge to earnings of $4.4 million to fully reserve for the Company's investment. Additionally, from March 1999 through October 1999, the Company advanced $7.6 million of bridge financing to MXG in the form of promissory notes.

     Pursuant to an agreement dated October 31, 1999, MXG received an additional equity investment of $26 million from USA Networks Interactive, a USA company (USA Networks, Inc. - NASDAQ:USAI), reducing the Company's proportionate ownership. On November 1, 1999, the full amount of the bridge financing of $7.6 million was repaid with interest at 8%. The Company has no plans to increase its investment in MXG or advance additional funds.

Subsequent Event

     In January 2000, the Board of Directors approved a stock buyback program that authorized the Company to repurchase up to 1,000,000 of its shares. During the period from February 1, 2000 through February 25, 2000, in a series of individual open market transactions, the Company repurchased 104,700 shares of its common stock at a cost of $1.4 million.

Forward-Looking Statements

     Pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, this report contains forward-looking statements which may be identified by their use of words such as "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. Any one or all of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: industry competition factors, availability of suitable retail space for expansion, difficulty in predicting and responding to fashion trend shifts, seasonal fluctuations in gross sales, the level of returns experienced by the business segments, the levels of margins achievable in the marketplace, the departure of one or more key senior managers, and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements and cannot guarantee that the assumptions and expectations are accurate or will be realized.

SEASONALITY AND QUARTERLY RESULTS

     While Urban Outfitters has been profitable in each of its last 40 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the Back-to-School and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. The Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

     The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into the operations of the Company or by the size and timing of catalog mailings and web site traffic for the Company's direct response operations. Fluctuations in the bookings and shipments of Wholesale merchandise between quarters can also have positive or negative effects on earnings during the quarters.

     The following tables, which are unaudited, set forth the Company's net sales, gross profit, net income and income per share for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The Company has revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of sales in order to enhance comparability of its results with other specialty apparel retailers. Prior period amounts have been reclassified to conform to the current year presentation.

                                                      FISCAL 1999 QUARTER ENDED
                                          -----------------------------------------------
                                           (Dollars in thousands, except per share data)

                                       APRIL 30,       JULY 31,        OCT. 31,        JAN. 31,
                                         1998           1998            1998             1999
                                       -------         -------         -------         -------
Net sales .....................        $39,384         $48,068         $60,462         $61,055
Gross profit ..................         13,855          16,980          22,956          24,827
Net income ....................          2,100           3,440           5,035           5,185
Net income per share - diluted         $  0.12         $  0.19         $  0.28         $  0.29

AS A PERCENTAGE OF FISCAL YEAR:
Net sales .....................             19%             23%             29%             29%
Net income ....................             13%             22%             32%             33%

                                                        FISCAL 2000 QUARTER ENDED
                                           ---------------------------------------------
                                           (Dollars in thousands, except per share data)
                                      APRIL 30,        JULY 31,        OCT. 31,        JAN. 31,
                                        1999             1999           1999            2000
                                      ---------        --------        --------        -------
Net sales .....................        $57,991         $67,976         $75,384         $74,755
Gross profit ..................         21,428          26,296          28,668          28,058
Net income ....................          2,950           4,097           6,100           5,533
Net income per share - diluted         $  0.17         $  0.23         $  0.34         $  0.31

AS A PERCENTAGE OF FISCAL YEAR:
Net sales .....................             21%             25%             27%             27%
Net income ....................             16%             22%             33%             29%



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference from Pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 2, 1999, the Company replaced PricewaterhouseCoopers LLP as its principal accountant. For neither of the past two years has the former principal accountant's reports on the Company's financial statements contained an adverse opinion or a disclaimer of opinion, nor has its opinion been qualified or modified as to uncertainty, audit scope or accounting principles. The Company's decision to replace its principal accountant was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors. During the Company's two most recent fiscal years prior to December 2, 1999 (Fiscal 1999 and Fiscal 1998) and through December 2, 1999, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements.

     During the Company's two most recent fiscal years prior to December 2, 1999 and through December 2, 1999, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     On December 2, 1999, the Company engaged Arthur Andersen LLP as its new principal accountant. The new principal accountant was not consulted during the Company's two most recent fiscal years prior to December 2, 1999 and through December 2, 1999 prior to its engagement regarding the application of accounting principles.

     PricewaterhouseCoopers LLP has furnished a letter to the Securities and Exchange Commission (the "SEC") stating that it agrees with the statements set forth in the Company's previously filed Form 8-K except that PricewaterhouseCoopers has no basis to address whether the new principal accountant had been consulted during the two most recent fiscal years prior to December 2, 1999 and through December 2, 1999 prior to their engagement regarding the application of accounting principles.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The Company's bylaws provide for the Board of Directors to be comprised of as many directors as are designated from time to time by the Board of Directors, which designation is presently six. Each director shall be elected for the term of one year and shall serve until his successor is elected and qualified. The officers of the corporation are elected or appointed by the Board of Directors and each shall serve at the pleasure of the Board.

     The directors and executive officers of the Company are as follows:

NAME                         AGE                 POSITION
----                         ---                 --------
Richard A. Hayne             53          Chairman of the Board of Directors and
                                         President

Stephen A. Feldman           52          Chief Financial Officer

Glen A. Bodzy                47          General Counsel and Secretary

Kenneth R. Bull              37          Treasurer

Michael A. Schultz           46          President, Urban Outfitters
                                         Wholesale, Inc.

Glen T. Senk                 43          President, Anthropologie, Inc.

Scott A. Belair (1)          52          Director

Harry S. Cherken, Jr.        50          Director

Kenneth K. Cleeland          59          Director

Joel S. Lawson III (1)       52          Director

Burton M. Sapiro             73          Director

----------------------------------

(1) Member of the Audit Committee and the Compensation Committee.

     Mr. Hayne co-founded the Company in 1970 and has been its President and Chairman of the Board of Directors since the Company's incorporation in 1976.

     Mr. Feldman became Chief Financial Officer of the Company in June 1998. Previously, for the period from January 1995 to June 1998, Mr. Feldman served as Executive Vice President and Chief Financial Officer of One Price Clothing Stores, a national chain of off-price retail women's and children's specialty stores.

     Mr. Bodzy joined the Company as its General Counsel in December 1997 and was appointed Secretary in February 1999. Previously since 1985, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

     Mr. Bull joined the Company in April 1999 and was appointed Treasurer in May 1999. Previously, for the period from January 1995 to April 1999, Mr. Bull held the positions of Vice President, Finance and Controller for Asian American Partners d/b/a Eagle's Eye, a wholesaler and retailer of women's and children's better apparel.

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

     Mr. Belair co-founded the Company in 1970, has been a director since its incorporation in 1976 and has served as Principal of the ZAC Group, a provider of financial services, during the last ten years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is a director and President of Balfour MacLaine Corporation and a director and Chief Financial Officer of W.P. Stewart and Company, Inc.

     Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and served as a Managing Partner of that firm from February 1996 to January 2000.

     Mr. Cleeland has been a director since 1998. He served as Chief Financial Officer and Treasurer of the Company from 1987 until May 1998. Previously, he was the Chief Financial Officer of MBI Business Center, Inc. and President of MBIF Leasing. He was also the Chief Financial Officer and Vice President of J.G. Hook, Inc. Mr. Cleeland has been the Principal of Wye Associates, a business consulting firm, since May 1998.

     Mr. Lawson, a director since 1985, has, since 1980, been the Managing Partner and Chief Executive Officer of Howard, Lawson, & Co., an investment banking and corporate finance firm located in Philadelphia, Pennsylvania. He is also a director of Crusader Holding Corporation.

     Mr. Sapiro, a director since 1989, has been a retail marketing consultant since his retirement in 1985. Previously, he was Senior Vice President/General Merchandise Manager and a member of the Executive Committee of both Macy's New York and Gimbels Philadelphia/Gimbels East. He was also a director of Macy's New York.


Item 11. Executive Compensation

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

               Financial Statements filed herewith are listed in the accompanying index on page F-1.

          (2)  Financial Statement Schedules                             Page
                                                                         ----
               Schedule II -Valuation and Qualifying Accounts             S-1

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

10.7 Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-8 filed on August 3, 1999.

16.1 Letter from PricewaterhouseCoopers LLP, dated December 8, 1999 re: change in certifying accountant is incorporated by reference to Exhibit 16.1 of the Company's Report on Form 8-K dated December 2, 1999.

21.1                        List of Subsidiaries.

23.1                        Consent of Arthur Andersen LLP.

23.2                        Consent of PricewaterhouseCoopers LLP.


     (b) Reports on Form 8-K: A change in Registrant's certifying accountant was reported pursuant to Item 4 of the Company's Form 8-K dated December 2, 1999 and filed on December 9, 1999.

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


               SIGNATURE                                              TITLE                         DATE
---------------------------------------                     ------------------------           --------------
/s/ Richard A. Hayne                                             Chairman of the               April 12, 2000
--------------------------------------                         Board, President and
Richard A. Hayne                                                    Director
(Principal Executive Officer)

/s/ Stephen A. Feldman                                           Chief Financial               April 12, 2000
--------------------------------------                               Officer
Stephen A. Feldman
(Principal Financial Officer)

/s/ Kenneth R. Bull                                                  Treasurer                 April 12, 2000
--------------------------------------
Kenneth R. Bull
(Principal Accounting Officer)

/s/ Scott A. Belair                                                  Director                  April 12, 2000
--------------------------------------
Scott A. Belair

/s/ Harry S. Cherken, Jr.                                            Director                  April 12, 2000
--------------------------------------
Harry S. Cherken, Jr.

/s/ Kenneth K. Cleeland                                              Director                  April 12, 2000
--------------------------------------
Kenneth K. Cleeland

/s/ Joel S. Lawson III                                               Director                  April 12, 2000
--------------------------------------
Joel S. Lawson III

/s/ Burton M. Sapiro                                                 Director                  April 12, 2000
--------------------------------------
Burton M. Sapiro


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             URBAN OUTFITTERS, INC.


                                                                            Page
                                                                            ----

Reports of Independent Accountants......................................F-2, F-3

Consolidated Balance Sheets at January 31, 2000
and January 31, 1999.........................................................F-4

Consolidated Statements of Income for the fiscal
years ended January 31, 2000, 1999 and 1998..................................F-5

Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 2000, 1999 and 1998..................................F-6

Consolidated Statements of Cash Flows for the fiscal
years ended January 31, 2000, 1999 and 1998..................................F-7

Notes to Consolidated Financial Statements...................................F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and the
Board of Directors of Urban Outfitters, Inc.:


We have audited the accompanying consolidated balance sheet of Urban Outfitters, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP

Philadelphia, PA
March 15, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and the
Board of Directors of Urban Outfitters, Inc.:

In our opinion, the consolidated balance sheet as of January 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended January 31, 1999 listed under Item 14(a)(1) present fairly, in all material respects, the financial position, results of operations and cash flows of Urban Outfitters, Inc. at January 31, 1999 and for each of the two years in the period ended January 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion the financial statement schedule listed under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Urban Outfitters, Inc. for any period subsequent to January 31, 1999.





PricewaterhouseCoopers LLP

Philadelphia, PA
March 12, 1999

                             URBAN OUTFITTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                           JANUARY 31,
                                                                                      2000          1999
                                                                                   ---------    ----------

                                    ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $  12,727    $  25,165
   Marketable securities .......................................................      11,225       13,032
   Accounts receivable, net of allowance for doubtful accounts of $518 and $603,
      respectively .............................................................       4,825        4,824
   Inventories .................................................................      26,868       21,881
   Prepaid expenses and other current assets ...................................       7,486        4,729
   Deferred taxes ..............................................................       2,947        1,924
                                                                                   ---------    ---------
Total current assets ...........................................................      66,078       71,555

Property and equipment, net ....................................................      72,819       43,066
Marketable securities ..........................................................       8,646       12,218
Other assets ...................................................................       5,958        6,524
                                                                                   ---------    ---------
                                                                                   $ 153,501    $ 133,363
                                                                                   =========    =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $  16,760    $  14,763
   Income taxes payable ........................................................         759        1,300
   Accrued compensation ........................................................       2,414        2,011
   Accrued expenses and other current liabilities ..............................       8,139        6,139
                                                                                   ---------    ---------
Total current liabilities ......................................................      28,072       24,213

   Deferred rent ...............................................................       4,513        3,856
                                                                                   ---------    ---------
Total liabilities ..............................................................      32,585       28,069
                                                                                   ---------    ---------

Commitments and contingencies (see note 12)

Shareholders' equity:
   Preferred shares; $.0001 par value, 10,000,000 authorized, none issued ......          --           --
   Common shares; $.0001 par value, 50,000,000 shares authorized, 17,358,186
      and 17,639,754 issued and outstanding, respectively ......................           2            2
   Additional paid-in capital ..................................................      17,680       20,825
   Retained earnings ...........................................................     103,614       84,934
   Accumulated other comprehensive loss ........................................        (380)        (467)
                                                                                   ---------    ---------
Total shareholders' equity .....................................................     120,916      105,294
                                                                                   ---------    ---------
                                                                                   $ 153,501    $ 133,363
                                                                                   =========    =========


        The accompanying notes are an integral part of these statements.

                             URBAN OUTFITTERS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                       FISCAL YEAR ENDED JANUARY 31,
                                               --------------------------------------------
                                                    2000            1999           1998
                                               ------------    ------------    ------------

Net sales ..................................   $    276,106    $    208,969    $    173,121
Cost of Sales, Including Certain Buying,
  Distribution and Occupancy Costs .........        171,656         130,351         113,031
                                               ------------    ------------    ------------
          Gross Profit .....................        104,450          78,618          60,090
Selling, General and Administrative Expenses         66,885          53,501          38,028
                                               ------------    ------------    ------------
          Income From Operations ...........         37,565          25,117          22,062
Interest Income ............................          1,791           2,126           1,772
Other Expenses, Net ........................         (4,507)           (531)           (209)
                                               ------------    ------------    ------------
          Income Before Income Taxes .......         34,849          26,712          23,625
Income Tax Expense .........................         16,169          10,952           9,745
                                               ------------    ------------    ------------
          Net Income .......................   $     18,680    $     15,760    $     13,880
                                               ============    ============    ============

Net Income Per Common Share:
       Basic ...............................   $       1.07    $       0.89    $       0.79
                                               ============    ============    ============
       Diluted .............................   $       1.05    $       0.88    $       0.78
                                               ============    ============    ============

Weighted Average Common Shares Outstanding:
       Basic ...............................     17,531,971      17,702,922      17,576,203
                                               ============    ============    ============
       Diluted .............................     17,844,356      17,929,109      17,843,873
                                               ============    ============    ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             URBAN OUTFITTERS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                     COMMON SHARES
                                                             -------------------------------------------------------


                                             COMPREHENSIVE
                                                INCOME        NUMBER OF         PAR       ADDITIONAL        RETAINED
                                                (LOSS)         SHARES          VALUE    PAID-IN CAPITAL     EARNINGS
                                             ------------    ----------        -----    ---------------     --------
Balances at January 31, 1997 .............                   17,528,698        $   2        $20,396         $ 55,294

Net income ...............................   $     13,880            --           --             --           13,880
Foreign currency translation .............           --              --           --             --               --
                                             ------------
Comprehensive income .....................   $     13,880
                                             ============
Exercise of stock options ................                      120,662           --            558               --
Tax effect of exercises ..................           --              --           --            528               --
                                                             ----------        -----        -------         --------
Balances at January 31, 1998 .............                   17,649,360            2         21,482           69,174

Net income ...............................   $     15,760            --           --             --           15,760
Foreign currency translation .............           (467)           --           --             --               --
                                             ------------
Comprehensive income .....................   $     15,293
                                             ============
Exercise of stock options ................                      157,594           --            688               --
Tax effect of exercises ..................           --              --           --            909               --
Purchase and retirement of common shares .                     (167,200)          --         (2,254)              --
                                                             ----------        -----        -------         --------
Balances at January 31, 1999 .............                   17,639,754            2         20,825           84,934

Net income ...............................   $     18,680            --           --             --           18,680
Foreign currency translation .............             87            --           --             --               --
                                             ------------
Comprehensive income .....................   $     18,767
                                             ============
Exercise of stock options ................                      366,032           --          3,947               --
Tax effect of exercises ..................                           --           --          1,623               --
Purchase and retirement of common shares .                     (647,600)          --         (8,715)              --
                                                             ----------        -----        -------         --------
Balances at January 31, 2000 .............                   17,358,186        $   2        $17,680         $103,614
                                                             ==========        =====        =======         ========







                                               ACCUMULATED
                                                 OTHER
                                              COMPREHENSIVE
                                                 INCOME
                                                 (LOSS)         TOTAL
                                              -------------   ---------
Balances at January 31, 1997 .............      $    --       $  75,692

Net income ...............................           --          13,880
Foreign currency translation .............           --              --

Comprehensive income .....................

Exercise of stock options ................           --             558
Tax effect of exercises ..................          528
                                                 ------       ---------
Balances at January 31, 1998 .............           --          90,658

Net income ...............................           --          15,760
Foreign currency translation .............         (467)           (467)

Comprehensive income .....................

Exercise of stock options ................           --             688
Tax effect of exercises ..................           --             909
Purchase and retirement of common shares .           --          (2,254)
                                                 ------       ---------
Balances at January 31, 1999 .............         (467)        105,294

Net income ...............................           --          18,680
Foreign currency translation .............           87              87

Comprehensive income .....................

Exercise of stock options ................           --           3,947
Tax effect of exercises ..................           --           1,623
Purchase and retirement of common shares .           --          (8,715)
                                                 ------       ---------
Balances at January 31, 2000 .............       $ (380)      $ 120,916
                                                 ======       =========




        The accompanying notes are an integral part of these statements.

                             URBAN OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             FISCAL YEAR ENDED JANUARY 31,
                                                                           --------------------------------
                                                                             2000        1999        1998
                                                                           --------    --------    --------
Cash flows from operating activities:
   Net income ..........................................................   $ 18,680    $ 15,760    $ 13,880
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ....................................      8,667       5,621       4,588
      Provision for losses of MXG Media, Inc. ..........................      4,354        --          --
      Provision for deferred income taxes ..............................     (3,702)       (561)       (794)
      Recovery of bad debts ............................................        (85)        (13)        (27)
      Changes in assets and liabilities:
         Decrease (increase) in receivables ............................         84        (314)     (1,643)
         Increase in inventory .........................................     (4,987)     (4,753)       (163)
         (Increase) decrease in prepaid expenses and other assets ......     (3,266)        474         249
         Increase in payables, accrued expenses and other liabilities ..      4,516      11,030       2,783
                                                                           --------    --------    --------
   Net cash provided by operating activities ...........................     24,261      27,244      18,873
                                                                           --------    --------    --------

Cash flows from investing activities:
      Capital expenditures .............................................    (38,149)    (21,521)     (6,272)
      Purchases of marketable securities available-for-sale ............     (6,872)     (3,110)     (8,075)
      Sales of marketable securities available-for-sale ................      5,411       1,900       6,100
      Purchases of marketable securities held-to-maturity ..............     (5,287)    (11,068)     (9,333)
      Maturities of marketable securities held-to-maturity .............     11,856       9,886       9,752
      Advances to MXG Media, Inc. ......................................     (8,150)     (3,754)       --
      Repayment of advances by MXG Media, Inc. .........................      7,550        --          --
                                                                           --------    --------    --------
   Net cash used in investing activities ...............................    (33,641)    (27,667)     (7,828)
                                                                           --------    --------    --------

Cash flows from financing activities:
     Exercise of stock options .........................................      5,570       1,597       1,086
     Purchases and retirement of common stock ..........................     (8,715)     (2,254)       --
                                                                           --------    --------    --------
   Net cash (used in) provided by financing activities .................     (3,145)       (657)      1,086
                                                                           --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents ...........         87        (467)       --
                                                                           --------    --------    --------

(Decrease) increase in cash and cash equivalents .......................    (12,438)     (1,547)     12,131

Cash and cash equivalents at beginning of period .......................     25,165      26,712      14,581
                                                                           --------    --------    --------
Cash and cash equivalents at end of period .............................   $ 12,727    $ 25,165    $ 26,712
                                                                           ========    ========    ========

Supplemental cash flow information: Cash paid during the year for:
      Interest .........................................................   $      7    $      6    $     29
                                                                           ========    ========    ========
      Income taxes .....................................................   $ 18,423    $  8,843    $  9,668
                                                                           ========    ========    ========

        The accompanying notes are an integral part of these statements.

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



1. NATURE OF BUSINESS

     Urban Outfitters, Inc., which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the state of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, a catalog and two web sites. As of January 31, 2000 and 1999, the Company operated 57 and 46 stores, respectively. In addition, the Company engages in the wholesale distribution of apparel to over 1,300 better specialty retailers worldwide.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year-End

     The Company operates on a fiscal year ending January 31 of each year.

Principles of Consolidation

     The consolidated financial statements include the accounts of Urban Outfitters, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as cash and highly liquid investments with original maturities of less than three months. At January 31, 2000 and 1999, cash and cash equivalents include cash on hand, cash in banks, money market accounts and commercial paper.

Marketable Securities

     The Company's debt securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities as

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

well as amortization is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at amortized cost which approximates fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders' equity, net of applicable taxes, until realized. Gross unrealized gains and losses, net of the related deferred taxes, have not been material. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. These amounts have not been material.

Inventories

     Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. The cost is determined on the first-in, first-out method and includes the cost of merchandise and freight.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over five years for furniture and fixtures, "life of lease" for leasehold improvements and three to ten years for other operating equipment.

     The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company's long-lived assets as of January 31, 2000.

Deferred Rent

     Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid is recorded as deferred rent.

Revenue Recognition

     Revenue is recognized at the point of sale for retail store sales or when merchandise is shipped to customers for wholesale and direct response sales, net of estimated customer returns. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift certificate sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise.

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Advertising

     The Company expenses the costs of advertising when the advertising occurs, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs reported as prepaid expenses were $1,642 and $732 as of January 31, 2000 and 1999, respectively. Advertising expenses were $6,309 and $4,486 for the fiscal years ended January 31, 2000 and 1999. Advertising expenses incurred for the fiscal year ended January 31, 1998 were immaterial.

Start-up Costs

     The Company has adopted Financial Accounting Standards Board Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which was effective for Fiscal 2000. The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs. Previously, for Fiscal 1999 and 1998, the Company deferred pre-operating costs until the store opened. The amounts deferred were then amortized over the lesser of six months or the remainder of the Company's fiscal year. This accounting change did not have a material effect on the Company's results or the presentation of comparable financial statements.

Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding and the potential dilution that could occur if stock options were exercised.

Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (see Note 10).

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Accumulated Other Comprehensive Income (Loss)

     Comprehensive income is comprised of two subsets - net income and other comprehensive income (loss). All amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments. The foreign currency translation adjustments are not adjusted for income taxes since these adjustments related to indefinite investments in non-U.S. subsidiaries.

Foreign Currency Translation

     The financial statements of the Company's foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss) within shareholders' equity.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these assets and liabilities are considered to be representative of their respective fair values (see also "Marketable Securities" section above).

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution. Receivables with third party credit cards are processed by financial institutions which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company's allowance for doubtful accounts reflects current market conditions and management's assessment regarding the collectability of its receivables.

Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in Fiscal 2002. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of these contracts and related gains and losses have not been material. The adoption of SFAS No. 133 is not expected to have a significant effect on the financial position or results of operations of the Company.


3. MARKETABLE SECURITIES

     The amortized cost and estimated fair value of the marketable securities are as follows:

                                                    JANUARY 31, 2000           JANUARY 31, 1999
                                                  ---------------------     ---------------------
                                                  AMORTIZED      FAIR       AMORTIZED       FAIR
                                                    COST         VALUE        COST         VALUE
                                                  ---------     -------     ---------     -------
CURRENT PORTION
   HELD-TO-MATURITY
     Tax-exempt municipal securities ........      $ 5,938      $ 5,938      $ 9,206      $ 9,273
   AVAILABLE-FOR-SALE
     Tax-exempt municipal securities, putable        5,287        5,312        3,826        3,844
                                                   -------      -------      -------      -------
   Total current marketable securities ......       11,225       11,250       13,032       13,117
                                                   -------      -------      -------      -------

NONCURRENT PORTION
   HELD-TO-MATURITY
     Tax-exempt municipal securities ........        8,646        8,545       12,218       12,367
                                                   -------      -------      -------      -------

TOTAL MARKETABLE SECURITIES .................      $19,871      $19,795      $25,250      $25,484
                                                   =======      =======      =======      =======


     The noncurrent portion of investments held-to-maturity has contractual maturities of one to four years. The investments available-for-sale have contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of put and call options that enable either the Company and/or the issuer to redeem particular securities at an earlier date. The fair value of the securities is determined based upon market prices.

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4. INVENTORIES

     Inventory is summarized as follows:

                                                                          JANUARY 31,
                                                                -----------------------------
                                                                   2000                1999
                                                                ---------            --------
     Work-in-process.................................           $     191            $    711
     Finished goods..................................              26,677              21,170
                                                                ---------            --------
                  TOTAL..............................           $  26,868            $ 21,881
                                                                =========            ========


5. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                          JANUARY 31,
                                                                -----------------------------
                                                                   2000                1999
                                                                ---------            --------
     Land............................................           $     543            $    543
     Furniture and fixtures..........................              24,884              17,901
     Construction in progress........................               4,938               2,520
     Leasehold improvements..........................              68,246              42,525
     Other operating equipment.......................               4,899               2,888
                                                                ---------            --------
                                                                  103,510              66,377
     Accumulated depreciation
            and amortization.........................             (30,691)            (23,311)
                                                                ---------            --------
                     TOTAL...........................           $  72,819            $ 43,066
                                                                =========            ========


6. INVESTMENT IN MXG MEDIA, INC.

     On February 5, 1998 the Company entered into an agreement with MXG Media, Inc. ("MXG," formerly HMB Publishing, Inc.) for the purchase of securities convertible into a minority interest in the company through Series B Convertible Preferred Stock and certain convertible debentures. The agreement called for additional investments and ownership if MXG met certain performance milestones. MXG publishes the "MXG magalog" and operates the www.MXGonline.com and www.MXGtv.com web sites, all of which cater to teenage girls.

     As of January 31, 2000, the Company has invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures. MXG has incurred losses since its inception and in accordance with the equity method of accounting, during Fiscal 2000, the Company has recorded reserves for its portion of operating losses related to the minority interest in MXG. Included in other income (expense) for Fiscal 2000 is a net charge to

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



earnings of $4.4 million to fully reserve for the Company's investment. Additionally, from March 1999 through October 1999, the Company advanced $7.6 million of bridge financing to MXG in the form of promissory notes.

     Pursuant to an agreement dated October 31, 1999, MXG received an additional equity investment of $26 million from USA Networks Interactive, a USA company (USA Networks, Inc. - NASDAQ:USAI), reducing the Company's proportionate ownership. On November 1, 1999, the full amount of the bridge financing of $7.6 million was repaid with interest at 8%.


7. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                               JANUARY 31,
                                                                      ---------------------------
                                                                        2000               1999
                                                                      -------             -------
         Accrued sales taxes.................................         $   819             $   956
         Accruals for construction in progress...............           1,727               1,223
         Gift certificates...................................           1,853               1,191
         Other current liabilities...........................           3,740               2,769
                                                                      -------             -------
                         TOTAL...............................         $ 8,139             $ 6,139
                                                                      =======             =======


8. LINE OF CREDIT

     The Company has available a $16,200 revolving line of credit to facilitate letter of credit transactions and cash advances, which renews annually. Interest on outstanding balances is payable monthly based on a rate not to exceed the London Interbank Offered Rate plus 1/2%. No amounts were borrowed under this line in Fiscal 2000 and Fiscal 1999. Outstanding letters of credit totaled $6,607 and $4,096 as of January 31, 2000 and 1999, respectively. These letters of credit, which have terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values.

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9. INCOME TAXES

     The components of income before income taxes are as follows:

                                                                   FISCAL YEAR ENDED JANUARY 31,
                                                         ------------------------------------------------
                                                           2000                1999                1998
                                                         --------            --------            --------
Domestic....................................             $ 34,520            $ 25,617            $ 24,399
Foreign.....................................                  329               1,095                (774)
                                                         --------            --------            --------
                                                         $ 34,849            $ 26,712            $ 23,625
                                                         ========            ========            ========

     The components of the provision for income taxes are as follows:

                                                                   FISCAL YEAR ENDED JANUARY 31,
                                                         ------------------------------------------------
                                                           2000                1999                1998
                                                         --------            --------            --------
Current:
  Federal...................................             $ 14,104            $  9,069            $  8,433
  State.....................................                5,061               1,955               2,106
  Foreign...................................                  706                 489                  --
                                                         --------            --------            --------
                                                           19,871              11,513              10,539
                                                         --------            --------           ---------
Deferred:
  Federal...................................               (3,865)               (494)               (499)
  State.....................................               (1,406)                (98)                (32)
  Foreign ..................................                 (249)                 31                (263)
                                                         --------            --------            --------
                                                           (5,520)               (561)               (794)
                                                         --------            --------            --------
Valuation allowance.........................                1,818                  --                  --
                                                         --------            --------            --------
                                                         $ 16,169           $  10,952            $  9,745
                                                         ========           =========            ========

     The effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

                                                                        FISCAL YEAR ENDED JANUARY 31,
                                                                      ------------------------------------
                                                                      2000            1999            1998
                                                                      ----            ----            ----
Expected provision
   at federal statutory rate................................           35%             35%             35%
State and local income taxes,
   net of federal tax benefit...............................            7               6               6
Non-deductible expenses relating to
   provision for investment in MXG Media, Inc.,
   and other................................................            4               --             --
                                                                       ---              ---            ---
Effective rate..............................................           46%              41%            41%
                                                                       ==               ==             ===

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The significant components of deferred tax assets and liabilities at January 31, 2000 and 1999 are as follows:


                                                                     2000              1999
                                                                   -------           -------
Deferred tax liability:
  Prepaid expenses.............................................    $   (82)          $ (303)

Deferred tax assets:
  Depreciation and deferred rent...............................      4,860            2,640
  Inventory....................................................      2,998            1,687
  Provision for investment in MXG Media, Inc...................      1,818               --
  Accounts receivable..........................................        216              461
  Net operating loss carryforwards.............................        481              232
  Accrued salaries and benefits, and other.....................         53              107
                                                                   -------           ------
Gross deferred tax assets, before valuation....................     10,344            4,824
Valuation allowance............................................     (1,818)              --
                                                                   -------           ------
Net deferred tax assets........................................    $ 8,526           $4,824
                                                                   =======           ======

     At January 31, 2000, a non-U.S. subsidiary of the Company had net operating loss carry forwards for tax purposes of approximately $1,400 that do not expire. At January 31, 2000 and 1999, the noncurrent portion of deferred tax assets aggregating $5,579 and $2,900, respectively, is included in other assets.

     The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $2,247 as of January 31, 2000. These earnings are deemed to be permanently reinvested to finance growth programs.

     In Fiscal 2000, the Company provided a full valuation allowance for deferred tax assets relating to its provision for investment in MXG Media, Inc.

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10. STOCK OPTION PLANS

     The 1997 Stock Option Plan authorizes up to an aggregate of 1,250,000 common shares which can be granted as either incentive stock options or nonqualified stock options. The vesting periods for this Plan can range from one to ten years. This 1997 Plan replaced the previous 1987, 1992 and 1993 Plans which were precluded from making additional grants due either to expiration or insufficient available shares. Individual grants outstanding under certain of the superseded plans, however, have expiration dates which extend into the year 2008. As of January 31, 2000, 340,500 shares of common stock were available for grant under the 1997 Stock Option Plan.

     The Company applies Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been reduced in 2000, 1999 and 1998 as follows:


                                                          FOR THE YEAR ENDED JANUARY 31,
                                                    ------------------------------------------
                                                      2000             1999             1998
                                                    --------         --------          -------
Net income - as reported                            $18,680          $15,760           $13,880
Net income - pro forma                              $16,460          $14,412           $12,693
Net income per share - diluted - as reported        $  1.05          $  0.88           $  0.78
Net income per share - diluted - pro forma          $  0.92          $  0.80           $  0.72


     The pro forma results may not be representative of the effects on reported operations for future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     FISCAL 2000       FISCAL 1999      FISCAL 1998
                                                     ------------      -----------      -----------
         Expected life                               6.7 years           7.0 years         6.7 years
         Risk-free interest rate                        5.7%                5.8%              6.9%
         Volatility                                    53.8%               50.0%             50.7%
         Dividend rate                                    0%                  0%                0%

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Information regarding these option plans for Fiscal 2000, 1999, and 1998 is as follows:


                                             FY 2000                      FY 1999                       FY 1998
                                  ---------------------------  ---------------------------  --------------------------
                                                  WEIGHTED                    WEIGHTED                     WEIGHTED
                                                   AVERAGE                     AVERAGE                      AVERAGE
FIXED OPTIONS                        SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE     SHARES   EXERCISE PRICE
-------------                        ------    --------------    ------     --------------     ------   --------------
Options outstanding at
 beginning of year                 1,702,500      $ 12.63       1,305,094      $ 10.60       1,010,756      $   9.50
Options granted                      334,500        21.71         565,500        15.10         415,000         11.54
Options exercised                   (366,032)       10.78        (157,594)        4.37        (120,662)         4.62
Options canceled                    (176,168)       11.35        (10,500)        12.61               -           n/a
                                  -----------                  ----------                   ----------
Options outstanding at
 end of year                       1,494,800        13.34       1,702,500        12.63       1,305,094         10.60
                                  ==========                   ==========                   ==========
Options exercisable at
 end of year                         442,233                      614,999                      603,426
                                  ==========                   ==========                   ==========
Weighted average fair
 value of grants per
 share                            $    13.20                   $     8.49                   $     6.89
                                  ==========                   ==========                   ==========


     The following table summarizes information concerning currently outstanding and exercisable options:


                                       OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                        --------------------------------------------------                 -------------------------------
                           AMOUNT                WTD. AVG.       WTD. AVG.                   AMOUNT               WTD. AVG.
    RANGE OF            OUTSTANDING              REMAINING       EXERCISE                  EXERCISABLE            EXERCISE
EXERCISE PRICES          AT 1/31/00          CONTRACTUAL LIFE     PRICE                    AT 1/31/00               PRICE
---------------          ----------          ----------------     -----                    ----------               -----
$ 8.27 - $11.03            297,800                  6.5           $10.40                      73,800                $9.73
$11.03 - $13.78            218,000                  4.3           $11.67                     206,000               $11.57
$13.78 - $16.54            658,500                  8.2           $14.74                      67,433               $15.40
$16.54 - $19.29             85,000                  8.3           $17.17                      55,000               $16.80
$19.29 - $22.05             40,000                  6.3           $20.88                      40,000               $20.88
$24.80 - $27.56            195,500                  9.3           $26.92                           -                 -

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



11. NET INCOME PER SHARE

     The following is a reconciliation of the denominators of the net income per share and net income per share -- assuming dilution ("EPS") computations:


                                                              FISCAL YEAR ENDED JANUARY 31,
                                                   -----------------------------------------------
                                                      2000              1999               1998
                                                      ----              ----               ----
Basic weighted average
   shares outstanding..............                17,531,971        17,702,922         17,576,203
Effect of dilutive options.........                   312,385           226,187            267,670
                                                   ----------        ----------         ----------
Diluted weighted average
   shares outstanding..............                17,844,356        17,929,109         17,843,873
                                                   ==========        ==========         ==========



     Options to purchase 50,000 shares at $27.56 per share, 40,000 shares at $20.88 per share, 50,000 shares at $26.19 per share and 95,500 shares at $26.97 per share were outstanding during Fiscal 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

     Options to purchase 40,000 shares at $20.88 per share and 10,000 shares at $17.69 per share were outstanding during Fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

     Options to purchase 40,000 shares at $20.88 per share, 10,000 shares at $17.69 per share, 35,000 shares at $16.88 per share and 69,500 shares at $15.19 per share were outstanding during Fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12. COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its stores under noncancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with terms in excess of one year:

FISCAL YEAR
-----------
2001..................................................           25,453
2002..................................................           28,307
2003..................................................           27,745
2004..................................................           27,233
2005..................................................           26,399
Thereafter............................................          119,660
                                                              ---------
Total minimum lease payments..........................        $ 254,797
                                                              =========


     Subsequent to year end, the Company entered into leases for additional locations. Commitments related to these leases are included above.

     The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels.



         Rent expense consisted of the following:

                                              FISCAL YEAR ENDED JANUARY 31,
                                            ----------------------------------

                                             2000          1999         1998
                                             ----          ----         ----
    Minimum rentals................         $18,591       $14,110      $11,631
    Contingent rentals.............             441           484          380
                                            -------       -------      -------
           Total ..................         $19,032       $14,594      $12,011
                                            =======       =======      =======

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Benefit Plan

     Urban Outfitters 401(k) Savings Plan (formerly known as the Urban Outfitters, Inc. Profit-Sharing Fund prior to July 1, 1999) covers all employees who are at least 18 years of age and have completed six months of service. Under the plan, employees can defer 1% to 20% of compensation as defined. The Company will make matching contributions of $0.25 per employee contribution dollar on the first 6% of employee contribution. The employees' contribution is 100% vested while the Company's matching contribution vests at 20% per year of employee service. The Company's contributions were $142 and $198 for the years ended January 31, 2000 and January 31, 1999, respectively. No contribution was made by the Company for the fiscal year ended January 31, 1998.

     Contingencies

     The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.


13. SUBSEQUENT EVENT

     In January 2000, the Board of Directors approved a stock buyback program that authorized the Company to repurchase up to 1,000,000 of its shares. During the period from February 1, 2000 through February 25, 2000, in a series of individual open market transactions, the Company repurchased 104,700 shares of its common stock at a cost of $1.4 million.


14. SEGMENT REPORTING

     Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 57 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal years ended January 31, 2000 and 1999 and over 80% for the fiscal year ended January 31, 1998. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

     The accounting policies of the operating segments are the same as the policies described above in Note 2, "Summary of Significant Accounting Policies". A summary of the information about the Company's operations by segment is as follows:

                                                                  FISCAL YEAR
                                                -----------------------------------------------
                                                    2000               1999              1998
                                                    ----               ----              ----
OPERATING REVENUES
Retail operations                               $   253,775       $   189,034       $   142,638
Wholesale operations                                 25,718            23,652            35,343
Intersegment elimination                             (3,387)           (3,717)           (4,860)
                                                -----------       -----------       -----------
Total net sales                                 $   276,106       $   208,969       $   173,121
                                                  =========       ===========       ===========

INCOME FROM OPERATIONS
Retail operations                               $    37,790       $    25,736       $    17,600
Wholesale operations                                  1,682               985             5,397
                                                -----------       -----------       -----------
Total segment operating income                       39,472            26,721            22,997

General corporate expenses                           (1,907)           (1,604)             (935)
                                                -----------       -----------       -----------
Total income from operations                    $    37,565       $    25,117       $    22,062
                                                 ==========       ===========       ===========

DEPRECIATION AND AMORTIZATION EXPENSE
Retail operations                               $     8,473       $     5,409       $     4,382
Wholesale operations                                    193               211               205
Corporate                                                 1                 1                 1
                                                -----------       -----------       -----------
Total depreciation and amortization expense     $     8,667       $     5,621       $     4,588
                                                ===========       ===========       ===========

INVENTORY
Retail operations                               $    25,217       $    19,397       $    14,353
Wholesale operations                                  1,651             2,484             2,775
                                                -----------       -----------       -----------
Total inventory                                 $    26,868       $    21,881       $    17,128
                                                 ==========       ===========       ===========

NET FIXED ASSETS
Retail operations                               $    71,805       $    42,230       $    25,993
Wholesale operations                                  1,013               835               898
Corporate                                                 1                 1                 2
                                                -----------       -----------       -----------
Total net fixed assets                          $    72,819       $    43,066       $    26,893
                                                ===========       ===========       ===========

CAPITAL EXPENDITURES
Retail operations                               $    37,797       $    21,373       $     5,640
Wholesale operations                                    352               148               632
                                                -----------       -----------       -----------
Total capital expenditures                      $    38,149       $    21,521       $     6,272
                                                ===========       ===========       ===========

                          FINANCIAL STATEMENT SCHEDULES
                             URBAN OUTFITTERS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                      Charged
                                                Balance at            to costs                           Balance
                                                beginning               and                               at end
         Description                            of period             expenses       Deductions          of period
         -----------                            ----------            --------       ----------          ---------
Year ended January 31, 1998
  Inventory reserves                              $2,726               $2,190          $2,144              $2,772

Year ended January 31, 1999
  Inventory reserves                              $2,772               $3,081          $2,633              $3,220

Year ended January 31, 2000
  Inventory reserves                              $3,220               $6,640          $4,726              $5,134