Form 10-Q
period 2000-04-30
URBAN OUTFITTERS INC
filed 2000-06-13
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ______________ to
    ______________

                         Commission File Number 0-16999
                         ------------------------------

                             Urban Outfitters, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                          23-2003332
  ------------------------------                            -------------------
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation of Organization)                           Identification No.)


  1809 Walnut Street, Philadelphia, PA                                   19103
 ---------------------------------------                              ----------
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

                                Yes X      No
                                   ---        ---

         Title of Each Class                        Number of Shares Outstanding
         of Common Stock                                 at June 1, 2000
         -------------------                        ----------------------------

Common Shares, par value, $.0001 per share                 17,253,486

                                      INDEX

                                                                            PAGE
                                                                            ----
                          PART I Financial Information


ITEM 1   Financial Statements

         Condensed Consolidated Balance Sheets at April 30, 2000,              3
         January 31, 2000, and April 30, 1999 (Unaudited)

         Condensed Consolidated Statements of Income for the three             4
         months ended April 30, 2000 and 1999 (Unaudited)

         Condensed Consolidated Statements of Shareholders'                    5
         Equity (Unaudited)

         Condensed Consolidated Statements of Cash Flows for the               6
         three months ended April 30, 2000 and 1999 (Unaudited)

         Notes to Condensed Consolidated Financial Statements             7 - 10


ITEM 2   Management's Discussion and Analysis of Financial               11 - 16
         Condition and Results of Operations



                            PART II Other Information


ITEM 6   Exhibits and Reports on Form 8-K                                     17


SIGNATURES                                                                    18

                             URBAN OUTFITTERS, INC.
                      Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                                  April 30, 2000  January 31, 2000   April 30, 1999
                                                                                  --------------  ----------------   --------------
                                     Assets
Current assets:
   Cash and cash equivalents                                                          $   8,474        $  12,727        $  14,134
   Marketable securities                                                                 10,584           11,225           10,105
   Accounts receivable, net of allowance for doubtful accounts of $541,
      $518 and $740, respectively                                                         6,369            4,825            5,060
   Inventories                                                                           33,023           26,868           25,292
   Prepaid expenses and other current assets                                              6,343           10,433            7,715
                                                                                      ---------        ---------        ---------
Total current assets                                                                     64,793           66,078           62,306

Property and equipment, net                                                              76,208           72,819           48,477
Marketable securities                                                                     8,646            8,646           16,299
Other assets                                                                              5,953            5,958            8,248
                                                                                      ---------        ---------        ---------
                                                                                      $ 155,600        $ 153,501        $ 135,330
                                                                                      =========        =========        =========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                                   $  17,379        $  16,760        $  16,394
   Accrued expenses and other current liabilities                                        11,177           11,312           10,324
                                                                                      ---------        ---------        ---------
Total current liabilities                                                                28,556           28,072           26,718

   Deferred rent                                                                          4,685            4,513            3,986
                                                                                      ---------        ---------        ---------
Total liabilities                                                                        33,241           32,585           30,704
                                                                                      ---------        ---------        ---------

Shareholders' equity:
   Preferred shares; $.0001 par value, 10,000,000 authorized, none issued                  --               --               --
   Common shares; $.0001 par value, 50,000,000 shares authorized,
      17,253,486, 17,358,186 and 17,398,541 issued and outstanding,
      respectively                                                                            2                2                2
   Additional paid-in capital                                                            16,268           17,680           17,021
   Retained earnings                                                                    106,604          103,614           87,884
   Accumulated other comprehensive loss                                                    (515)            (380)            (281)
                                                                                      ---------        ---------        ---------
Total shareholders' equity                                                              122,359          120,916          104,626
                                                                                      ---------        ---------        ---------
                                                                                      $ 155,600        $ 153,501        $ 135,330
                                                                                      =========        =========        =========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                   Condensed Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                        Three Months Ended April 30,
                                                          2000                 1999
                                                     ------------         ------------
Net sales                                            $     65,291         $     57,991

Cost of sales, including certain buying,
  distribution and occupancy costs                         42,077               36,563
                                                     ------------         ------------
          Gross profit                                     23,214               21,428

Selling, general and administrative expenses               18,203               15,416
                                                     ------------         ------------
          Income from operations                            5,011                6,012

Other income (expense), net                                   100                 (564)
                                                     ------------         ------------

          Income before income taxes                        5,111                5,448

Income tax expense                                          2,121                2,498
                                                     ------------         ------------

          Net income                                 $      2,990         $      2,950
                                                     ============         ============

Net income per common share:

       Basic                                         $       0.17         $      0 .17
                                                     ============         ============

       Diluted                                       $       0.17         $       0.17
                                                     ============         ============

Weighted average common shares outstanding:

       Basic                                           17,268,287           17,490,797
                                                     ============         ============
       Diluted                                         17,312,167           17,668,709
                                                     ============         ============

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
            Condensed Consolidated Statements of Shareholders' Equity
                        (in thousands, except share data)
                                   (Unaudited)


                                                                 Common Shares
                                               -----------------------------------------------------
                                                                                                          Accumulated
                                                  Number                  Additional                         Other
                              Comprehensive         of         Par          Paid-in         Retained     Comprehensive
                                  Income          Shares      Value         Capital         Earnings          Loss        Total
                              -------------    ----------     -----       ----------        --------     -------------   --------
Balances at February 1, 2000                   17,358,186      $ 2         $17,680          $103,614       $  (380)      $120,916

Net income                        $2,990            --          --              --             2,990           --           2,990
Foreign currency translation        (135)           --          --              --             --             (135)          (135)
                                  ------
Comprehensive income              $2,855
                                  ======
Purchase and retirement of
    common shares                                (104,700)      --          (1,412)            --              --          (1,412)
                                               ----------      ---         -------          --------       -------       --------
Balances at April 30, 2000                     17,253,486      $ 2         $16,268          $106,604       $  (515)      $122,359
                                               ==========      ===         =======          ========       =======       ========

Balances at February 1, 1999                   17,639,754      $ 2         $20,825          $ 84,934       $  (467)      $105,294
Net income                        $2,950            --          --              --             2,950            --          2,950
Foreign currency translation         186            --          --              --             --              186            186
                                  ------
Comprehensive income              $3,136
                                  ======
Exercise of stock options                         130,332       --           1,190            --             --             1,190
Purchase and retirement of
    common shares                                (371,545)      --          (4,994)           --             --            (4,994)
                                               ----------      ---         -------          --------       -------       --------
Balances at April 30, 1999                     17,398,541      $ 2         $17,021          $ 87,884       $  (281)      $104,626
                                               ==========      ===         =======          ========       =======       ========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                 Three Months Ended April 30,
                                                                                      2000           1999
                                                                                    --------       --------
Cash flows from operating activities:
   Net income                                                                       $  2,990       $  2,950
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                    2,396          1,926
      Provision for losses of MXG Media, Inc.                                           --            1,000
      Changes in assets and liabilities:
         Increase in receivables                                                      (1,544)          (236)
         Increase in inventories                                                      (6,155)        (3,411)
         Decrease (increase) in prepaid expenses and other assets                      4,095         (1,611)
         Increase in payables, accrued expenses and other liabilities                    656          2,635
                                                                                    --------       --------
Net cash provided by operating activities                                              2,438          3,253
                                                                                    --------       --------

Cash flows from investing activities:
   Capital expenditures                                                               (5,722)        (7,274)
   Purchases of marketable securities                                                   (500)        (6,816)
   Sales and maturities of marketable securities                                       1,078          5,599
   Advances to MXG Media, Inc.                                                          --           (2,175)
                                                                                    --------       --------
Net cash used in investing activities                                                 (5,144)       (10,666)
                                                                                    --------       --------

Cash flows from financing activities:
   Exercise of stock options                                                            --            1,190
   Purchases and retirement of common stock                                           (1,412)        (4,994)
                                                                                    --------       --------
Net cash used in financing activities                                                 (1,412)        (3,804)
                                                                                    --------       --------

Effect of exchange rate changes on cash and cash equivalents                            (135)           186
                                                                                    --------       --------

Decrease in cash and cash equivalents                                                 (4,253)       (11,031)

Cash and cash equivalents at beginning of period                                      12,727         25,165
                                                                                    --------       --------
Cash and cash equivalents at end of period                                          $  8,474       $ 14,134
                                                                                    ========       ========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, filed with the Securities and Exchange Commission on April 14, 2000.

     Certain prior period amounts have been reclassified to conform to the current year's presentation.


2. Marketable Securities

     Marketable securities are classified as follows:

                                                 April 30, 2000   January 31, 2000   April 30, 1999
                                                 --------------   ----------------   ----------
                                                                    (in thousands)
Current portion
   Held-to-maturity..........................         $ 8,257         $ 5,938          $ 7,348
   Available-for-sale.........................          2,327           5,287            2,757
                                                      -------         -------          -------
                                                       10,584          11,225           10,105
Noncurrent portion
   Held-to-maturity...........................          8,646           8,646           16,299
                                                      -------         -------          -------
Total marketable securities  ..............           $19,230         $19,871          $26,404
                                                      =======         =======          =======

     The difference between the fair market value and amortized cost of marketable securities is immaterial.

3. Net Income Per Share

     The following is a reconciliation of the denominators of the net income per share and net income per share - assuming dilution ("EPS") computations:

                                         April 30, 2000         April 30, 1999
                                         --------------         --------------

    Basic weighted average
       shares outstanding                  17,268,287             17,490,797
    Effect of dilutive options                 43,880                177,912
                                           ----------             ----------
    Diluted weighted average
       shares outstanding                  17,312,167             17,668,709
                                           ==========             ==========

     Options to purchase 1,044,500 shares were outstanding at April 30, 2000, but were not included in the computation of EPS because the options' exercise prices were greater than the average market price of the common shares.

     Options to purchase 318,500 shares were outstanding at April 30, 1999, but were not included in the computation of EPS because the options' exercise prices were greater than the average market price of the common shares.

4. Segment Reporting

     Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 58 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 2000. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty stores worldwide.

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

                                                Three months ended
                                                     April 30,
                                                2000          1999
                                             --------       --------
Operating revenues
   Retail operations                         $ 58,947       $ 52,443
   Wholesale operations                         7,490          6,186
   Intersegment elimination                    (1,146)          (638)
                                             --------       --------
   Total net sales                           $ 65,291       $ 57,991
                                             ========       ========

Income from operations
   Retail operations                         $  5,033       $  6,040
   Wholesale operations                           530            477
                                             --------       --------
   Total segment operating income               5,563          6,517
   General corporate expenses                    (552)          (505)
                                             --------       --------
   Total income from operations              $  5,011       $  6,012
                                             ========       ========




                                              April 30, 2000      January 31, 2000       April 30, 1999
                                              --------------      ----------------       --------------
Net fixed assets
   Retail operations...............             $ 75,209             $ 71,805                $ 47,490
   Wholesale operations............                  998                1,013                     986
   Corporate.......................                    1                    1                       1
                                                --------             --------                --------
   Total net fixed assets..........             $ 76,208             $ 72,819                $ 48,477
                                                ========             ========                ========

Inventory
   Retail operations...............             $ 31,880             $ 25,217                $ 24,280
   Wholesale operations............                1,143                1,651                   1,012
                                                --------             --------                --------
   Total inventory.................             $ 33,023             $ 26,868                $ 25,292
                                                ========             ========                ========

5. Investment in MXG Media, Inc.

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

     As of April 30, 2000, the Company has invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures. MXG has incurred losses since its inception, and, in accordance with the equity method of accounting, the Company had recorded reserves for its portion of operating losses related to the minority interest in MXG during the prior fiscal year. The company has no plans to increase its investment in MXG or advance additional funds.

     During the quarter ended April 30, 1999, the Company advanced $1.6 million of bridge financing to MXG in the form of promissory notes. This amount, together with subsequent advances, was repaid with interest on November 1, 1999. As of April 30, 1999, the Company's net investments in MXG aggregated $4.9 million. During this quarter, the Company recognized charges of $1.0 million, reported as other expense, to record the above required accounting reserves.

6. Common Stock Purchase and Retirement

     The Company purchased and retired 104,700 shares, at a cost of $1.4 million, and 371,545 shares, at a cost of $5.0 million, of its common stock in open market transactions during the quarters ended April 30, 2000 and April 30, 1999, respectively. Purchases during the quarter ended April 30, 2000 were made pursuant to a Board resolution adopted in January, 2000 that authorizes the Company to purchase up to 1,000,000 shares of the Company's common stock from time-to-time based on prevailing market conditions. Purchases during the prior year's quarter ended April 30, 1999 were made pursuant to a 1995 Board authorized buy-back plan which allowed the Company to purchase up to 800,000 shares. As of April 30, 2000, up to 880,500 additional shares are authorized for purchase under the January, 2000 buy-back plan.

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

     Thus far this fiscal year, the Company opened one new Urban Retail store in Tucson, Arizona. Management plans to open approximately twelve to fourteen new stores during the remainder of the fiscal year.


                              RESULTS OF OPERATIONS

     The Company's operating years end on January 31 and include twelve periods ending on the last day of the calendar month. For example, the fiscal year 2001 ("FY 2001") will end on January 31, 2001. This discussion of results of operations addresses the first three months of FY 2001 and FY 2000.

     The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                         Three Months Ended
                                                              April 30,
                                                       2000             1999
                                                      -----            ------

Net sales                                             100.0%           100.0%
Cost of sales, including certain buying,
   distribution and occupancy costs                    64.4             63.0
                                                      -----            -----
          Gross profit                                 35.6             37.0
Selling, general and administrative expenses           27.9             26.6
                                                      -----            -----
           Income from operations                       7.7             10.4
Other income (expense), net                             0.1             (1.0)
                                                      -----            -----
           Income before income taxes                   7.8              9.4
Income tax expense                                      3.2              4.3
                                                      -----            -----
           Net income                                   4.6%             5.1%
                                                      =====            =====



                   FIRST QUARTER ENDED APRIL 30, 2000 COMPARED
                    TO THE FIRST QUARTER ENDED APRIL 30, 1999

     Net sales increased during the first quarter ended April 30, 2000 to $65.3 million, up 12.6% from $58.0 million for the same quarter last year. The $7.3 million increase over the prior year's first quarter was primarily the result of new and noncomparable stores' sales increases of $6.9 million. A 4% comparable store decrease accounted for a $1.7 million reduction in sales, while Anthropologie direct response (catalog and web site) sales increased $1.3 million. Wholesale segment sales increased by $0.8 million.

     The Company's gross profit margin expressed as a percentage of sales decreased by 1.4% versus the comparable period last year, primarily due to the increased occupancy costs of noncomparable and new stores, as well as additional retail clearance markdowns.

     Selling, general and administrative expenses expressed as a percentage of sales for the quarter ended April 30, 2000 increased to 27.9% compared to 26.6% for the same quarter last year. For the retail store operations, the Company's cost control efforts reduced the deleveraging impact of the comparable store sales decrease, resulting in a decrease in expense dollars and only a modest percentage increase in selling and administrative costs. Noncomparable and new stores, however, with lower average sales volumes, have higher proportionate expenses than comparable stores, accounting for the bulk of the increase. Anthropologie direct response operations experienced an increase in operating expense percentages for the quarter primarily due to the timing of the recognition of catalog production costs related to the first quarter's Spring book versus the same book in last year's comparable quarter. Additionally, initial start-up costs were incurred for the design, production and administration of the new Urban e-commerce web site (www.urbn.com) which launched in May 2000. An increase in sales by the Wholesale company resulted in the leveraging of its operating expenses, partially offsetting these items.

     Net income increased by 1% to $2,990,000 versus $2,950,000 for the comparable quarter last year.

     On February 5, 1998 the Company entered into an agreement with MXG Media, Inc. ("MXG," formerly HMB Publishing, Inc.) for the purchase of securities convertible into a minority interest in MXG through Series B Convertible Preferred Stock and certain convertible debentures. The agreement called for additional investments and ownership if MXG met certain performance milestones. MXG publishes the "MXG magalog" and operates the www.MXGonline.com and www.MXGtv.com web sites, all of which cater to teenage girls.

     As of April 30, 2000, the Company has invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures. MXG has incurred losses since its inception, and, in accordance with the equity method of accounting, the Company had recorded reserves for its portion of operating losses related to the minority interest in MXG during the prior fiscal year. The company has no plans to increase its investment in MXG or advance additional funds.

     During the quarter ended April 30, 1999, the Company advanced $1.6 million of bridge financing to MXG in the form of promissory notes. This amount, together with subsequent advances, was repaid with interest on November 1, 1999. As of April 30, 1999, the Company's net investments in MXG aggregated $4.9 million. During this quarter, the Company recognized charges of $1.0 million, reported as other expense, to record the required accounting reserves for the Company's portion of MXG's operating losses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities were $27.7 million at April 30, 2000, as compared to $32.6 million at January 31, 2000 and $40.5 million at April 30, 1999. The Company's net working capital was $36.2 million at April 30, 2000, as compared to $38.0 million at January 31, 2000 and $35.6 million at April 30, 1999. The decrease in cash, cash equivalents and marketable securities at April 30, 2000 from year end principally reflects the funding of FY 2001's capital expenditures (primarily for new store construction) and the seasonal building of inventory in existing stores. Cash requirements for these activities, combined with $1.4 million expended to repurchase 104,700 shares of the Company's common stock, more than offset cash generated from earnings.

     Total inventories at April 30, 2000 increased by 31% versus the comparable quarter end last year, principally attributable to new store requirements and a 14% increase in comparable store inventories. Comparable store inventories at April 30, 1999 were below planned levels because of the strong comparable stores sales trend last year. This year's negative comparable stores sales trend for the quarter and early receipt of certain merchandise categories account for the remainder of the increase. The Wholesale segment's inventories increased 13%, in line with the sales trend for the current year's first quarter.

     The Company expects that capital expenditures for the current year will be approximately $35.0 million. The Company expects that existing cash and investments at April 30, 2000, as well as cash from future operations, will be sufficient to meet the Company's cash needs through January 31, 2001. However, accelerated expansion beyond the store openings and expansions planned for Fiscal 2001 may necessitate borrowings on the Company's line of credit facility.

     Accrued expenses and other current liabilities increased to $11.2 million as of April 30, 2000 from $10.3 million at April 30, 1999. The increase in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to additional stores.

     The Company has a $16.2 million revolving line of credit available to facilitate letter of credit transactions and cash advances. As of and during the three months ended April 30, 2000, there were no outstanding borrowings. Outstanding letters of credit totaled $11.3 million, $6.6 million and $5.7 million at April 30, 2000, January 31, 2000 and April 30, 1999, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

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

     Seasonality and Quarterly Results

     While Urban Outfitters has been profitable in each of its last 41 operating quarters, its operating results are subject to seasonal fluctuations. While the Company's negative comparable store sales trend has continued since April 30, 2000, the Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations.

     The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into the operations of the Company or by the size and timing of mailings and web site traffic for the Company's direct response operations. Fluctuations in the bookings and shipments of Wholesale merchandise between quarters can also have positive or negative effects on earnings during the quarters.

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


                                              URBAN OUTFITTERS, INC.
                                              (Registrant)


                                              By: /s/  Richard A. Hayne
                                                  ------------------------
                                                  Richard A. Hayne
                                                  Chairman of the Board of
                                                  Directors


                                              By: /s/ Stephen A. Feldman
                                                  -----------------------
                                                  Stephen A. Feldman
                                                  Chief Financial Officer




Dated: June 13, 2000