Form 10-Q
period 2000-07-31
URBAN OUTFITTERS INC
filed 2000-09-13
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                             -------------------

                                  FORM 10-Q

[ X ]      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended July 31, 2000
                                          -------------

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

            Title of Each Class                    Number of Shares Outstanding
              of Common Stock                          at September 13, 2000
            -------------------                    ----------------------------

Common Shares, par value, $.0001 per share                   17,253,486

                                      INDEX

                                                                                  PAGE
                                                                                  ----
             PART I            Financial Information

ITEM 1       Financial Statements

             Condensed Consolidated Balance Sheets at July 31, 2000,                3
             January 31, 2000, and July 31, 1999 (Unaudited)

             Condensed Consolidated Statements of Income for the three              4
             and six months ended July 31, 2000 and 1999 (Unaudited)

             Condensed Consolidated Statements of Shareholders'                     5
             Equity (Unaudited)

             Condensed Consolidated Statements of Cash Flows for the                6
             six months ended July 31, 2000 and 1999 (Unaudited)

             Notes to Condensed Consolidated Financial Statements               7 - 10


ITEM 2       Management's Discussion and Analysis of Financial                 11 - 16
             Condition and Results of Operations



             PART II           Other Information


ITEM 6       Exhibits and Reports on Form 8-K                                       17


SIGNATURES                                                                          18

                                        2

                             URBAN OUTFITTERS, INC.
                      Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                                             July 31, 2000     January 31, 2000    July 31, 1999
                                                                             -------------     ----------------    -------------
                                    Assets
Current assets:
   Cash and cash equivalents                                                   $   6,846          $  12,727          $   8,879
   Marketable securities                                                           8,319             11,225             10,188
   Accounts receivable, net of allowance for doubtful accounts of $509,
      $518 and $594, respectively                                                  5,922              4,825              6,176
   Inventories                                                                    41,548             26,868             31,083
   Prepaid expenses and other current assets                                       7,841             10,433              6,740
                                                                               ---------          ---------          ---------
Total current assets                                                              70,476             66,078             63,066

Property and equipment, net                                                       84,105             72,819             51,593
Marketable securities                                                               --                8,646             17,294
Other assets                                                                       5,946              5,958              9,143
                                                                               ---------          ---------          ---------
                                                                               $ 160,527          $ 153,501          $ 141,096
                                                                               =========          =========          =========

                                    Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                            $  22,421          $  16,760          $  17,285
   Accrued expenses and other current liabilities                                  9,280             11,312              8,715
                                                                               ---------          ---------          ---------
Total current liabilities                                                         31,701             28,072             26,000

   Deferred rent                                                                   5,040              4,513              4,245
                                                                               ---------          ---------          ---------
Total liabilities                                                                 36,741             32,585             30,245
                                                                               ---------          ---------          ---------

Shareholders' equity:
   Preferred shares; $.0001 par value, 10,000,000 authorized, none issued             --                 --                 --
   Common shares; $.0001 par value, 50,000,000 shares authorized,
      17,253,486, 17,358,186 and 17,537,041 issued and outstanding,
      respectively                                                                     2                  2                  2
   Additional paid-in capital                                                     16,268             17,680             19,422
   Retained earnings                                                             108,341            103,614             91,981
   Accumulated other comprehensive loss                                             (825)              (380)              (554)
                                                                               ---------          ---------          ---------
Total shareholders' equity                                                       123,786            120,916            110,851
                                                                               ---------          ---------          ---------
                                                                               $ 160,527          $ 153,501          $ 141,096
                                                                               =========          =========          =========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                   Condensed Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                        Three Months Ended                    Six Months Ended
                                                  -------------------------------       ------------------------------
                                                              July 31,                            July 31,
                                                       2000              1999               2000              1999
                                                  ------------       ------------       ------------      ------------
Net sales                                         $     66,301       $     67,976       $    131,592      $    125,967
Cost of sales, including certain buying,
   distribution and occupancy costs                     46,522             41,680             88,599            78,243
                                                  ------------       ------------       ------------      ------------
          Gross profit                                  19,779             26,296             42,993            47,724
Selling, general and administrative expenses            16,769             15,664             34,971            31,080
                                                  ------------       ------------       ------------      ------------
          Income from operations                         3,010             10,632              8,022            16,644
Other income (expense), net                                (41)            (1,905)                59            (2,469)
                                                  ------------       ------------       ------------      ------------
          Income before income taxes                     2,969              8,727              8,081            14,175
Income tax expense                                       1,232              4,630              3,354             7,128
                                                  ------------       ------------       ------------      ------------
          Net income                              $      1,737       $      4,097       $      4,727      $      7,047
                                                  ============       ============       ============      ============

Net income per common share:
       Basic                                      $       0.10       $       0.23       $       0.27      $       0.40
                                                  ============       ============       ============      ============
       Diluted                                    $       0.10       $       0.23       $       0.27      $       0.40
                                                  ============       ============       ============      ============

Weighted average common shares outstanding:
   outstanding:
       Basic                                        17,253,486         17,463,954         17,260,805        17,477,153
                                                  ============       ============       ============      ============
       Diluted                                      17,254,799         17,854,249         17,269,745        17,780,847
                                                  ============       ============       ============      ============


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
            Condensed Consolidated Statements of Shareholders' Equity
                        (in thousands, except share data)
                                   (Unaudited)


                                         Comprehensive                            Common Shares
                                             Income           ------------------------------------------------------

                                                 Year-To-       Number                   Additional
                                   Quarter         Date           of           Par         Paid-in        Retained
                                                                Shares        Value        Capital        Earnings
-------------------------------------------------------------------------------------------------------------------------

Balances at February 1, 2000                                  17,358,186     $     2    $     17,680    $    103,614


Net income                       $      1,737  $      4,727            -           -               -           4,727
                                 ------------  ------------
   Comprehensive loss:
     Foreign currency translation
       adjustments, net                  (221)         (356)
     Unrealized marketable
       securities losses, net             (89)          (89)
                                 ------------  ------------
                                         (310)         (445)           -           -               -               -
                                 ------------  ------------


Comprehensive income             $      1,427  $      4,282
                                 ============  ============

Purchases and retirements of
    common shares                                               (104,700)          -          (1,412)              -
                                                              ----------     -------    ------------    ------------

Balances at July 31, 2000                                     17,253,486     $     2    $     16,268    $    108,341
                                                              ==========     =======    ============    ============

-------------------------------------------------------------------------------------------------------------------------

Balances at February 1, 1999                                  17,639,754     $     2    $     20,825    $     84,934


Net income                       $      4,097  $      7,047            -           -               -           7,047
Foreign currency translation
       adjustments, net                  (273)          (87)           -           -               -               -
                                 ------------  ------------

Comprehensive income             $      3,824  $      6,960
                                 ============  ============

Exercises of stock options                                       268,832           -           3,591               -
Purchases and retirements of
    common shares                                               (371,545)          -          (4,994)              -
                                                              ----------     -------    ------------    ------------

Balances at July 31, 1999                                     17,537,041     $     2    $     19,422    $     91,981
                                                              ==========     =======    ============    ============


                                        Accumulated
                                          Other
                                      Comprehensive
                                          Loss           Total
----------------------------------------------------------------------


Balances at February 1, 2000           $     (380)   $     120,916


Net income                                      -            4,727

   Comprehensive loss:
     Foreign currency translation
       adjustments, net
     Unrealized marketable
       securities losses, net

                                             (445)           (445)



Comprehensive income


Purchases and retirements of
    common shares                               -          (1,412)
                                       ----------    ------------

Balances at July 31, 2000              $     (825)   $    123,786
                                       ==========    ============

----------------------------------------------------------------------

Balances at February 1, 1999           $     (467)   $    105,294


Net income                                      -           7,047
Foreign currency translation
       adjustments, net                       (87)            (87)


Comprehensive income


Exercises of stock options                      -           3,591
Purchases and retirements of
    common shares                               -          (4,994)
                                       ----------    ------------

Balances at July 31, 1999              $     (554)   $     110,851
                                       ==========    =============


                             See accompanying notes

                             URBAN OUTFITTERS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


Cash flows from operating activities:
   Net income                                                              $  4,727       $  7,047
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                           5,347          3,918
      Provision for losses of MXG Media, Inc.                                  --            3,500
      Changes in assets and liabilities:
         Increase in receivables                                             (1,097)        (1,352)
         Increase in inventories                                            (14,680)        (9,202)
         Decrease (increase) in prepaid expenses and other assets             2,604           (631)
         Increase in payables, accrued expenses and other liabilities         4,156          2,176
                                                                           --------       --------
Net cash provided by operating activities                                     1,057          5,456
                                                                           --------       --------

Cash flows from investing activities:
   Capital expenditures                                                     (16,481)       (12,304)
   Purchases of marketable securities                                          (500)       (11,572)
   Sales and maturities of marketable securities                             11,811          9,199
   Advances to MXG Media, Inc.                                                 --           (5,575)
                                                                           --------       --------
Net cash used in investing activities                                        (5,170)       (20,252)
                                                                           --------       --------

Cash flows from financing activities:
   Exercise of stock options                                                   --            3,591
   Purchases and retirement of common stock                                  (1,412)        (4,994)
                                                                           --------       --------
Net cash used in financing activities                                        (1,412)        (1,403)
                                                                           --------       --------

Effect of exchange rate changes on cash and cash equivalents                   (356)           (87)
                                                                           --------       --------

Decrease in cash and cash equivalents                                        (5,881)       (16,286)

Cash and cash equivalents at beginning of period                             12,727         25,165
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $  6,846       $  8,879
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


2.   Marketable Securities

     Marketable securities are classified as follows:

                                                July 31, 2000     January 31, 2000     July 31, 1999
                                                -------------     ----------------     -------------
                                                                   (in thousands)
Current portion
   Held-to-maturity...........................    $       -           $  5,938           $  7,565
   Available-for-sale.........................        8,319              5,287              2,623
                                                  ---------           --------           --------
                                                      8,319             11,225             10,188
Noncurrent portion
   Held-to-maturity...........................            -              8,646             17,294
                                                  ---------           --------           --------

Total marketable securities...................    $   8,319           $ 19,871           $ 27,482
                                                  =========           ========           ========


     The difference between the fair market value and amortized cost of marketable securities is immaterial.

3.   Net Income Per Share

     The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

     Options to purchase 1,031,000 and 237,500 shares were outstanding at July 31, 2000 and 1999, respectively, but were not included in the computation of EPS because the options' exercise prices were greater than the average market price of the common shares.


4.   Segment Reporting

     Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 63 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 2000. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty stores worldwide.

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

                                                                 Three Months Ended                Six Months Ended
                                                                       July 31,                         July 31,
                                                             -------------------------         -------------------------
                                                               2000             1999             2000             1999
                                                             --------         --------         --------         --------
Operating revenues
   Retail operations..............................           $ 61,254         $ 62,728         $120,201         $115,171
   Wholesale operations...........................              6,264            6,172           13,754           12,358
   Intersegment elimination.......................             (1,217)            (924)          (2,363)          (1,562)
                                                             --------         --------         --------         --------
   Total net sales................................           $ 66,301         $ 67,976         $131,592         $125,967
                                                             ========         ========         ========         ========

Income from operations
   Retail operations..............................           $  2,507         $ 10,109         $  6,695         $ 16,766
   Wholesale operations...........................              1,321            1,366            2,958            1,865
   Intersegment elimination.......................               (258)            (190)            (520)            (311)
                                                             --------         --------         --------         --------
   Total segment operating income.................              3,570           11,285            9,133           18,320
   General corporate expenses.....................               (560)            (653)          (1,111)          (1,676)
                                                             --------         --------         --------         --------
   Total income from operations...................           $  3,010         $ 10,632         $  8,022         $ 16,644
                                                             ========         ========         ========         ========


                                                          July 31, 2000      January 31, 2000           July 31, 1999
                                                          -------------      ----------------           -------------
Net fixed assets
   Retail operations.........................                $ 83,067             $ 71,805                 $ 50,517
   Wholesale operations......................                   1,037                1,013                    1,075
   Corporate.................................                       1                    1                        1
                                                             --------             --------                 --------
   Total net fixed assets....................                $ 84,105             $ 72,819                 $ 51,593
                                                             ========             ========                 ========

Inventory
   Retail operations.........................                $ 38,983             $ 25,217                 $ 28,724
   Wholesale operations......................                   2,565                1,651                    2,359
                                                             --------             --------                 --------
   Total inventory...........................                $ 41,548             $ 26,868                 $ 31,083
                                                             ========             ========                 ========

5.   Investment in MXG Media, Inc.

     As of July 31, 2000, the Company had invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures of MXG Media, Inc. ("MXG"). MXG has incurred losses since its inception, and, in accordance with the equity method of accounting, the Company recorded charges to earnings of $4.4 million for its portion of operating losses related to the minority interest in MXG during the fiscal year ended January 31, 2000 (including $2.5 million for the quarter and $3.5 million for the six months ended July 31, 1999). These charges fully reserved for the Company's investment.

     During the quarter ended July 31, 1999, the Company advanced $3.4 million of bridge financing to MXG in the form of promissory notes. This amount, together with previous and subsequent advances, was repaid with interest on November 1, 1999. As of July 31, 1999, the Company's net investment in MXG was $5.8 million.

     On September 13, 2000, MXG filed a Petition for Relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. The Company expects the ultimate recovery of its investment in MXG, if any, to be di minimus.


6.   Common Stock Purchase and Retirement

     In February 2000, the Company purchased and retired 104,700 shares of its common stock at a cost of $1.4 million, in open market transactions, pursuant to a Board resolution adopted in January 2000. This resolution authorizes the Company to purchase up to 1,000,000 shares of the Company's common stock, from time-to-time, based on prevailing market conditions. As of July 31, 2000, up to 880,500 additional shares are authorized for purchase under the January 2000 buy-back plan.

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

     Thus far this fiscal year, the Company has opened three new Urban Retail stores and three new Anthropologie stores. Management plans to open approximately six to eight additional new stores during the remainder of the fiscal year.

                              RESULTS OF OPERATIONS

     The Company's operating years end on January 31 and include twelve periods ending on the last day of the calendar month. For example, the fiscal year 2001 ("FY 2001") will end on January 31, 2001. This discussion of results of operations addresses the second quarter and first six months of FY 2001 and FY 2000.

     The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                             Three Months Ended               Six Months Ended
                                                                   July 31,                        July 31,
                                                           ----------------------           --------------------
                                                            2000            1999             2000          1999
                                                           -----            -----           -----          -----
Net sales                                                  100.0%           100.0%          100.0%         100.0%
Cost of sales, including certain buying,
   distribution and occupancy costs                         70.2             61.3            67.3           62.1
                                                           -----            -----           -----          -----
           Gross profit                                     29.8             38.7            32.7           37.9
                                                           -----            -----           -----          -----
Selling, general and administrative expenses                25.3             23.1            26.6           24.7
                                                           -----            -----           -----          -----
           Income from operations                            4.5             15.6             6.1           13.2
Other income (expense), net                                  (.1)            (2.8)             .1           (1.9)
                                                           -----            -----           -----          -----
         Income before income taxes                          4.4             12.8             6.2           11.3
Income tax expense                                           1.8              6.8             2.6            5.7
                                                           -----            -----           -----          -----
          Net income                                         2.6%             6.0%            3.6%           5.6%
                                                           =====            =====           =====          =====

                   SECOND QUARTER ENDED JULY 31, 2000 COMPARED
                    TO THE SECOND QUARTER ENDED JULY 31, 1999

     Net sales decreased during the second quarter ended July 31, 2000 to $66.3 million, down 2.5% from $68.0 million for the same quarter last year. The $1.7 million decrease versus the prior year's second quarter was primarily the result of a 14% comparable store sales decrease of $8.2 million combined with a Wholesale segment sales decrease of $0.2 million, which more than offset sales increases at noncomparable and new stores of $5.5 million and increases at the new Urban web site and the Anthropologie catalog and web site of $1.2 million.

     The Company's gross profit margin expressed as a percentage of sales decreased to 29.8% versus 38.7% for the comparable period last year, primarily due to additional retail clearance markdowns and the deleveraging impact on occupancy costs caused by the negative comparable store sales trend, as well as the increased occupancy costs of noncomparable and new stores.

     Selling, general and administrative expenses expressed as a percentage of sales for the quarter ended July 31, 2000 increased to 25.3% compared to 23.1% for the same quarter last year. For the retail store operations, the Company's cost control efforts continued to reduce the deleveraging impact of the comparable store sales decreases. Noncomparable and new stores, however, with lower average sales volumes, have higher proportionate expenses than comparable stores and accounted for the majority of the increase. Anthropologie direct response operations experienced a decrease in operating expense percentages for the quarter due to the leveraging of production and fulfillment costs as a result of the elimination of third-party service providers and increased demand and circulation. Additionally, start-up costs were incurred for the design, production and administration of the new Urban e-commerce web site (www.urbn.com) which launched in May 2000.

     Net income for the quarter ended July 31, 2000 was $1.7 million compared to $4.1 for the comparable quarter last year.

     As of July 31, 2000, the Company had invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures of MXG Media, Inc. ("MXG"). MXG has incurred losses since its inception, and, in accordance with the equity method of accounting, the Company recorded charges to earnings of $4.4 million for its portion of operating losses related to the minority interest in MXG during the fiscal year ended January 31, 2000 (including $2.5 million for the quarter and $3.5 million for the six months ended July 31, 1999). These charges fully reserved for the Company's investment.

     During the quarter ended July 31, 1999, the Company advanced $3.4 million of bridge financing to MXG in the form of promissory notes. This amount, together with previous and subsequent advances, was repaid with interest on November 1, 1999. As of July 31, 1999, the Company's net investment in MXG was $5.8 million.

     On September 13, 2000, MXG filed a Petition for Relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. The Company expects the ultimate recovery of its investment in MXG, if any, to be di minimus.


                     SIX MONTHS ENDED JULY 31, 2000 COMPARED
                      TO THE SIX MONTHS ENDED JULY 31, 1999

     Net sales increased during the six months ended July 31, 2000 to $131.6 million, up 4.4% from $126.0 million for the same period last year. The $5.6 million increase over the prior year's first six months was the result of new and noncomparable stores' sales increases of $11.7 million; Urban web site and Anthropologie catalog and web site sales increases of $2.6 million; and Wholesale segment sales increases of $0.6 million. These increases were offset by a 9% comparable store sales decrease which accounted for a $9.3 million reduction in sales.

     The Company's gross profit margin for the six months ended July 31, 2000, expressed as a percentage of sales, decreased to 32.7% from 37.9% for the comparable period last year. This decrease was due primarily to additional retail clearance markdowns to move seasonal merchandise and the deleveraging of occupancy costs because of the negative comparable store sales trend, as well as the increased occupancy costs of noncomparable and new stores.

     Selling, general and administrative expenses for the six months ended July 31, 2000, expressed as a percentage of sales, increased to 26.6% versus 24.7% for the comparable period last year. For the retail store operations, the Company's cost control efforts continued to reduce the deleveraging impact of the comparable store sales decreases. Noncomparable and new stores, however, with lower average sales volumes, have higher proportionate expenses than comparable stores and accounted for the majority of the increase. As mentioned above, Anthropologie direct response operations exhibited an increase in demand and circulation while start-up costs were incurred for the design, production and administration of the new Urban e-commerce web site (www.urbn.com).

     Net income for the six months ended July 31, 2000 was $4.7 million versus $7.0 million for the comparable period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities were $15.2 million at July 31, 2000, as compared to $32.6 million at January 31, 2000 and $36.4 million at July 31, 1999. The Company's net working capital was $38.8 million at July 31, 2000, as compared to $38.0 million at January 31, 2000 and $37.1 million at July 31, 1999. The decrease in cash, cash equivalents and marketable securities at July 31, 2000 from year end principally reflects the funding of FY 2001's capital expenditures (primarily for new store construction), the increase in inventory for new stores and the seasonal building of inventory in existing stores. Cash requirements for these activities, combined with $1.4 million expended to purchase 104,700 shares of the Company's common stock, more than offset cash generated from net income.

     Total inventories at July 31, 2000 increased by 33.7% versus the comparable period end last year, principally attributable to new store requirements and a 19% increase in comparable store inventories. Comparable store inventories at July 31, 1999 were below planned levels because of the strong comparable stores sales trend last year. This year, earlier receipt of certain merchandise categories and this quarter's negative comparable store sales trend account for the remainder of the increase. Direct response inventories are higher due to expanded catalog circulation and demand. The Wholesale segment's inventories increased 9%, in line with fall merchandise sales trends.

     The Company expects that capital expenditures for the current year will be approximately $35.0 million. The Company expects that existing cash and investments at July 31, 2000, as well as cash from future operations and available credit under the Company's line of credit facilities, will be sufficient to meet the Company's cash needs through January 31, 2001.

     Accrued expenses and other current liabilities increased to $9.3 million as of July 31, 2000 from $8.7 million at July 31, 1999. The increase in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to additional stores.

     The Company has lines of credit, aggregating $26.2 million, available to facilitate letter of credit transactions and cash advances. As of and during the six months ended July 31, 2000, there were no borrowings. Outstanding letters of credit totaled $11.6 million, $6.6 million and $8.0 million at July 31, 2000, January 31, 2000 and July 31, 1999, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

                                  OTHER MATTERS

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which was adopted in Fiscal 2001. The Company currently enters into short- term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of the contracts and related gains and losses have not been material. The adoption of SFAS No. 133 is not expected to have a significant effect on the financial position or results of operations of the Company.

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

     Since the Company has not been a borrower thus far this year, its exposure to interest rate fluctuations has been limited to the impact on its marketable securities portfolio. This exposure is minimized by the limited investment maturities and "put" options available to the Company. The impact of a hypothetical two percent increase or decrease in prevailing interest rates would not materially affect the Company's consolidated financial position or results of operations.

     Seasonality and Quarterly Results

     While Urban Outfitters has been profitable in each of its last 42 operating quarters, its operating results are subject to seasonal fluctuations. While the Company's negative comparable store sales trend has continued since July 31, 2000, the Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations.

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


                                                URBAN OUTFITTERS, INC.
                                                (Registrant)


                                                By: /s/ Richard A. Hayne
                                                    --------------------------
                                                   Richard A. Hayne
                                                    Chairman of the Board of
                                                    Directors


                                                By: /s/ Stephen A. Feldman
                                                    --------------------------
                                                    Stephen A. Feldman
                                                    Chief Financial Officer





     Dated: September 13, 2000