Form 10-Q
period 2000-10-31
URBAN OUTFITTERS INC
filed 2000-12-08
CIK 912615

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

[X]
 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                For the Quarterly Period Ended October 31, 2000

                                      OR

[_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from        to

                        Commission File Number 0-16999

                               ----------------

                            Urban Outfitters, Inc.
            (Exact name of registrant as specified in its charter)

            Pennsylvania                               23-2003332
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation of Organization)                  Identification No.)

1809 Walnut Street, Philadelphia, PA                      19103
   (Address of principal executive                     (Zip Code)
               office)

                                (215) 564-2313
              (Registrant's telephone number including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X] No [_]

                                                   Number of Shares Outstanding
          Title of Each Class of Common Stock          at December 6, 2000
          -----------------------------------      ----------------------------
       Common Shares, par value, $.0001 per share           17,253,486

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                     PART I

                             Financial Information

                                                                          Page
                                                                          ----
 ITEM 1 Financial Statements
        Condensed Consolidated Balance Sheets at October 31, 2000,
         January 31, 2000, and October 31, 1999 (Unaudited).............     3
        Condensed Consolidated Statements of Income for the three and
         nine months ended October 31, 2000 and 1999 (Unaudited)........     4
        Condensed Consolidated Statements of Shareholders' Equity for
         the nine months ended October 31, 2000 and 1999 (Unaudited)....     5
        Condensed Consolidated Statements of Cash Flows for the nine
         months ended October 31, 2000 and 1999 (Unaudited).............     6
        Notes to Condensed Consolidated Financial Statements
         (Unaudited)....................................................   7-9
 ITEM 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................  9-12
 ITEM 3 Quantitative and Qualitative Disclosure About Market Risk.......    13

                                    PART II

                               Other Information

 ITEM 6 Exhibits and Reports on Form 8-K................................    13
 SIGNATURES..............................................................   14

                             URBAN OUTFITTERS, INC.

                     Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)
                                  (Unaudited)

                             October 31, 2000 January 31, 2000 October 31, 1999
                             ---------------- ---------------- ----------------
           Assets
Current assets:
  Cash and cash
   equivalents..............     $  7,157         $ 12,727         $  7,306
  Marketable securities.....        1,602           11,225            8,371
  Accounts receivable, net
   of allowance for doubtful
   accounts of $599, $518
   and and $563,
   respectively.............        4,777            4,825            8,914
  Inventories...............       44,986           26,868           32,527
  Prepaid expenses and other
   current assets...........        8,180           10,433           15,501
                                 --------         --------         --------
    Total current assets....       66,702           66,078           72,619
Property and equipment,
 net........................       89,949           72,819           62,589
Marketable securities.......          --             8,646           13,785
Other assets................        5,940            5,958            7,763
                                 --------         --------         --------
                                 $162,591         $153,501         $156,756
                                 ========         ========         ========
      Liabilities and
    Shareholders' Equity
Current liabilities:
  Accounts payable..........     $ 20,521         $ 16,760         $ 19,688
  Accrued expenses and other
   current liabilities......       10,636           11,312           14,070
                                 --------         --------         --------
    Total current
     liabilities............       31,157           28,072           33,758
  Deferred rent.............        5,355            4,513            4,370
                                 --------         --------         --------
    Total liabilities.......       36,512           32,585           38,128
                                 --------         --------         --------
Shareholders' equity:
  Preferred shares; $.0001
   par value, 10,000,000
   authorized, none issued..          --               --               --
  Common shares; $.0001 par
   value, 50,000,000 shares
   authorized, 17,253,486,
   17,358,186 and 17,619,241
   issued and outstanding,
   respectively.............            2                2                2
  Additional paid-in
   capital..................       16,268           17,680           20,876
  Retained earnings.........      110,702          103,614           98,082
  Accumulated other
   comprehensive loss.......         (893)            (380)            (332)
                                 --------         --------         --------
    Total shareholders'
     equity.................      126,079          120,916          118,628
                                 --------         --------         --------
                                 $162,591         $153,501         $156,756
                                 ========         ========         ========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                  Condensed Consolidated Statements of Income
                (in thousands, except share and per share data)
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                     October 31,             October 31,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
Net sales.....................  $   76,501  $   75,384  $  208,093  $  201,350
Cost of sales, including
 certain buying, distribution
 and occupancy costs..........      52,030      46,716     140,629     124,959
                                ----------  ----------  ----------  ----------
  Gross profit................      24,471      28,668      67,464      76,391
Selling, general and
 administrative expenses......      20,323      17,145      55,295      48,225
                                ----------  ----------  ----------  ----------
  Income from operations......       4,148      11,523      12,169      28,166
Other expense, net............        (213)       (388)       (154)     (2,856)
                                ----------  ----------  ----------  ----------
  Income before income taxes..       3,935      11,135      12,015      25,310
Income tax expense............       1,574       5,035       4,927      12,162
                                ----------  ----------  ----------  ----------
  Net income..................  $    2,361  $    6,100  $    7,088  $   13,148
                                ==========  ==========  ==========  ==========
Net income per common share:
  Basic.......................  $     0.14  $     0.35  $     0.41  $     0.75
                                ==========  ==========  ==========  ==========
  Diluted.....................  $     0.14  $     0.34  $     0.41  $     0.74
                                ==========  ==========  ==========  ==========
Weighted average common shares
 outstanding: outstanding:
  Basic.......................  17,253,486  17,594,467  17,258,348  17,516,687
                                ==========  ==========  ==========  ==========
  Diluted.....................  17,275,640  17,965,089  17,269,282  17,862,669
                                ==========  ==========  ==========  ==========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

           Condensed Consolidated Statements of Shareholders' Equity
                       (in thousands, except share data)
                                  (Unaudited)

                                                     Comprehensive
                                                        Income                   Common Shares
                                                    ----------------  -------------------------------------
                                                                                                             Accumulated
                                                              Year-                     Additional              Other
                                                               To-    Number of    Par   Paid-in   Retained Comprehensive
                                                    Quarter   Date      Shares    Value  Capital   Earnings     Loss
                                                    -------  -------  ----------  ----- ---------- -------- -------------
Balances at February 1, 2000.................                         17,358,186   $ 2   $17,680   $103,614     $(380)
Net income...................................       $2,361   $ 7,088         --    --        --       7,088       --
Foreign currency translation adjustments,
 net.........................................         (131)     (487)        --    --        --         --       (487)
Unrealized marketable securities losses,
 net.........................................           63       (26)        --    --        --         --        (26)
                                                    ------   -------
Comprehensive income.........................       $2,293   $ 6,575
                                                    ======   =======
Purchases and retirements of common shares...                           (104,700)  --     (1,412)       --        --
                                                                      ----------   ---   -------   --------     -----
Balances at October 31, 2000.................                         17,253,486   $ 2   $16,268   $110,702     $(893)
                                                                      ==========   ===   =======   ========     =====
Balances at February 1, 1999.................                         17,639,754   $ 2   $20,825   $ 84,934     $(467)
Net income...................................       $6,100   $13,148         --    --        --      13,148       --
Foreign currency translation adjustments,
 net.........................................          222       135         --    --        --         --        135
                                                    ------   -------
Comprehensive income.........................       $6,322   $13,283
                                                    ======   =======
Exercises of stock options...................                            351,032   --      5,045        --        --
Purchases and retirements of common shares...                           (371,545)  --     (4,994)       --        --
                                                                      ----------   ---   -------   --------     -----
Balances at October 31, 1999.................                         17,619,241   $ 2   $20,876   $ 98,082     $(332)
--------------------------------------------------
                                                                      ==========   ===   =======   ========     =====
                                                     Total
                                                    ---------
Balances at February 1, 2000.................       $120,916
Net income...................................          7,088
Foreign currency translation adjustments,
 net.........................................           (487)
Unrealized marketable securities losses,
 net.........................................            (26)
Comprehensive income.........................
Purchases and retirements of common shares...         (1,412)
                                                    ---------
Balances at October 31, 2000.................       $126,079
                                                    =========
Balances at February 1, 1999.................       $105,294
Net income...................................         13,148
Foreign currency translation adjustments,
 net.........................................            135
Comprehensive income.........................
Exercises of stock options...................          5,045
Purchases and retirements of common shares...         (4,994)
                                                    ---------
Balances at October 31, 1999.................       $118,628
--------------------------------------------------
                                                    =========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                              October 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
Cash flows from operating activities:
Net income................................................ $  7,088  $ 13,148
Adjustments to reconcile net income to net cash provided
 by operating activities:
Depreciation and amortization.............................    8,537     5,894
Provision for losses of MXG Media, Inc....................      --      4,353
Changes in assets and liabilities:
  Decrease (increase) in receivables......................       48    (4,090)
  Increase in inventories.................................  (18,118)  (10,646)
  Decrease (increase) in prepaid expenses and other
   assets.................................................    2,250    (6,290)
  Increase in payables, accrued expenses and other
   liabilities............................................    3,927    10,059
                                                           --------  --------
Net cash provided by operating activities.................    3,732    12,428
                                                           --------  --------
Cash flows from investing activities:
  Capital expenditures....................................  (25,453)  (25,158)
  Purchases of marketable securities......................     (600)  (12,159)
  Sales and maturities of marketable securities...........   18,650    14,994
  Advances to MXG Media, Inc..............................      --     (8,150)
                                                           --------  --------
Net cash used in investing activities.....................   (7,403)  (30,473)
                                                           --------  --------
Cash flows from financing activities:
  Exercise of stock options...............................      --      5,045
  Purchases and retirements of common stock...............   (1,412)   (4,994)
                                                           --------  --------
Net cash (used in) provided by financing activities.......   (1,412)       51
                                                           --------  --------
Effect of exchange rate changes on cash and cash
 equivalents..............................................     (487)      135
                                                           --------  --------
Decrease in cash and cash equivalents.....................   (5,570)  (17,859)
Cash and cash equivalents at beginning of period..........   12,727    25,165
                                                           --------  --------
Cash and cash equivalents at end of period................ $  7,157  $  7,306
                                                           ========  ========

                             See accompanying notes

                            URBAN OUTFITTERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, filed with the Securities and Exchange Commission on April 14, 2000.

  Certain prior period amounts have been reclassified to conform to the current year's presentation.

2. Marketable Securities

  Marketable securities are classified as follows:

                                             October 31, January 31, October 31,
                                                2000        2000        1999
                                             ----------- ----------- -----------
                                                       (in thousands)
   Current portion
     Held-to-maturity.......................   $   --      $ 5,938     $ 6,374
     Available-for-sale.....................    1,602        5,287       1,997
                                               ------      -------     -------
                                                1,602       11,225       8,371
   Noncurrent portion.......................
     Held-to-maturity.......................      --         8,646      13,785
                                               ------      -------     -------
       Total marketable securities..........   $1,602      $19,871     $22,156
                                               ======      =======     =======

  The difference between the fair market value and amortized cost of marketable securities is immaterial.

3. Net Income Per Share

  The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

  Options to purchase 1,181,000 and 237,500 shares were outstanding at October 31, 2000 and 1999, respectively, but were not included in the computation of EPS because their effect would be antidilutive.

4. Segment Reporting

  Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 66 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 2000. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to over 1,300 better specialty stores worldwide.

  The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany royalty and interest charges) of the segment. Corporate expenses include expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventory and fixed assets. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, accounts receivable and other assets. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

  Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are immaterial relative to the overall Company.

                                            Three Months
                                            Ended October    Nine Months Ended
                                                 31,            October 31,
                                           ----------------  ------------------
                                            2000     1999      2000      1999
                                           -------  -------  --------  --------
   Operating revenues
     Retail operations.................... $71,637  $67,254  $191,838  $182,423
     Wholesale operations.................   6,915    9,357    20,668    21,715
     Intersegment elimination.............  (2,051)  (1,227)   (4,413)   (2,788)
                                           -------  -------  --------  --------
       Total net sales.................... $76,501  $75,384  $208,093  $201,350
                                           =======  =======  ========  ========
   Income from operations
     Retail operations.................... $ 4,664  $10,292  $ 11,211  $ 27,049
     Wholesale operations.................     607    1,929     3,712     3,802
     Intersegment elimination.............    (382)    (255)     (901)     (566)
                                           -------  -------  --------  --------
     Total segment operating income.......   4,889   11,966    14,022    30,285
     General corporate expenses...........    (741)    (443)   (1,853)   (2,119)
                                           -------  -------  --------  --------
       Total income from operations....... $ 4,148  $11,523  $ 12,169  $ 28,166
                                           =======  =======  ========  ========

                                            October 31, January 31, October 31,
                                               2000        2000        1999
                                            ----------- ----------- -----------
   Net fixed assets
     Retail operations.....................   $88,911     $71,805     $61,460
     Wholesale operations..................     1,037       1,013       1,128
     Corporate.............................         1           1           1
                                              -------     -------     -------
       Total net fixed assets..............   $89,949     $72,819     $62,589
                                              =======     =======     =======
   Inventory
     Retail operations.....................   $42,707     $25,217     $31,580
     Wholesale operations..................     2,279       1,651         947
                                              -------     -------     -------
       Total inventory.....................   $44,986     $26,868     $32,527
                                              =======     =======     =======

5. Investment in MXG Media, Inc.

  As of January 31, 2000, the Company had invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures of MXG Media, Inc. ("MXG"). MXG incurred losses since its inception, and, in accordance with the equity method of accounting, the Company recorded charges to earnings of $4.4 million for its portion of operating losses related to the minority interest in MXG during the fiscal year ended January 31, 2000 (including $0.9 million for the quarter and $4.4 million for the nine months ended October 31, 1999). These charges in FY 2000 fully reserved for the Company's investment and the Company made no additional investments in FY 2001 in MXG.

  During the quarter ended October 31, 1999, the Company advanced $2.6 million of bridge financing to MXG in the form of promissory notes. These notes, together with previous advances, were repaid with interest on November 1, 1999. As of October 31, 1999, the Company's net investment in MXG was $7.6 million.

  On September 13, 2000, MXG ceased operations and filed a Petition for Relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. The Company expects the ultimate recovery of its investment in MXG, if any, to be di minimus.

6. Common Stock Purchase and Retirement

  In February 2000, the Company purchased and retired 104,700 shares of its common stock at a cost of $1.4 million, in open market transactions, pursuant to a Board resolution adopted in January 2000. This resolution authorizes the Company to purchase up to 1,000,000 shares of the Company's common stock, from time-to-time, based on prevailing market conditions. As of October 31, 2000, up to 880,500 additional shares are authorized for purchase under the January 2000 buy-back plan.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    GENERAL

  This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic conditions and the resultant impact on consumer spending patterns, unavailability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

  Thus far this fiscal year, the Company has opened four new Urban Retail stores and five new Anthropologie stores. Management plans to open one or two additional stores during the remainder of the fiscal year.

                             RESULTS OF OPERATIONS

  The Company's operating years end on January 31 and include twelve periods ending on the last day of the calendar month. For example, the fiscal year 2001 ("FY 2001") will end on January 31, 2001. This discussion of results of operations addresses the third quarter and first nine months of FY 2001 and FY 2000.

  The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                     Three Months Ended    Nine Months Ended
                                         October 31,          October 31,
                                     --------------------  ------------------
                                       2000       1999       2000      1999
                                     ---------  ---------  --------  --------
   Net sales........................     100.0%     100.0%    100.0%    100.0%
   Cost of sales, including certain
    buying, distribution and
    occupancy costs.................      68.0       62.0      67.6      62.1
                                     ---------  ---------  --------  --------
     Gross profit...................      32.0       38.0      32.4      37.9
   Selling, general and
    administrative expenses.........      26.6       22.7      26.6      23.9
                                     ---------  ---------  --------  --------
     Income from operations.........       5.4       15.3       5.8      14.0
   Other expense, net...............      (0.3)      (0.5)     (0.1)     (1.4)
                                     ---------  ---------  --------  --------
     Income before income taxes.....       5.1       14.8       5.7      12.6
   Income tax expense...............       2.1        6.7       2.3       6.1
                                     ---------  ---------  --------  --------
     Net income.....................       3.0%       8.1%      3.4%      6.5%
                                     =========  =========  ========  ========

Third Quarter Ended October 31, 2000 Compared to the Third Quarter Ended October 31, 1999

  Net sales increased during the third quarter ended October 31, 2000 to $76.5 million, up 1.5% from $75.4 million for the same quarter last year. The $1.1 million increase versus the prior year's third quarter was primarily the result of noncomparable and new store sales increases of $9.8 million, which more than offset the 9% comparable store sales decrease of $5.4 million due to what management believes was a lackluster customer response to the Company's fashion product and the Wholesale segment sales decrease of $3.3 million.

  The Company's gross profit margin expressed as a percentage of sales decreased to 32.0% versus 38.0% for the comparable period last year, primarily due to additional retail clearance markdowns, the deleveraging impact on occupancy costs caused by the negative comparable store sales trend, and the increased occupancy costs of noncomparable and new stores.

  Selling, general and administrative expenses expressed as a percentage of sales for the quarter ended October 31, 2000 increased to 26.6% compared to 22.7% for the same quarter last year. For the retail store operations, the Company's cost control efforts continued to reduce the deleveraging impact of the comparable store sales decreases. Noncomparable and new stores, however, with lower average sales volumes, have higher proportionate expenses than comparable stores and accounted for the majority of the increase. Anthropologie direct response operations experienced an increase in operating expense percentages for the quarter primarily due to the deleveraging of catalog production costs caused by reduced customer response rates on increased catalog circulation. Additionally, start-up costs were incurred for the design, production and administration of the new Urban e-commerce web site (www.urbn.com) which launched in May 2000.

  Net income for the quarter ended October 31, 2000 was $2.4 million compared to $6.1 million for the comparable quarter last year.

  As of January 31, 2000, the Company had invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures of MXG Media, Inc. ("MXG"). MXG incurred losses since its inception, and, in accordance with the equity method of accounting, the Company recorded charges to earnings of $4.4 million for its portion of operating losses related to the minority interest in MXG during the fiscal year ended January 31, 2000 (including $0.9 million for the quarter and $4.4 million for the nine months ended October 31, 1999). These charges in FY 2000 fully reserved for the Company's investment and the Company made no additional investments in FY 2001 in MXG.

  During the quarter ended October 31, 1999, the Company advanced $2.6 million of bridge financing to MXG in the form of promissory notes. These notes, together with previous advances, were repaid with interest on November 1, 1999. As of October 31, 1999, the Company's net investment in MXG was $7.6 million.

  On September 13, 2000, MXG ceased operations and filed a Petition for Relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. The Company expects the ultimate recovery of its investment in MXG, if any, to be di minimus.

Nine Months Ended October 31, 2000 Compared to the Nine Months Ended October 31, 1999

  Net sales increased during the nine months ended October 31, 2000 to $208.1 million, up 3.3% from $201.4 million for the same period last year. The $6.7 million increase over the prior year's nine months was the result of new and noncomparable stores' sales increases of $20.9 million and Anthropologie catalog and web site sales and Urban web site increases of $2.7 million. These increases were offset by a 9% comparable store sales decrease due to what management believes was a lackluster customer response to the Company's product, which accounted for a $14.2 million reduction in sales, along with a 14% decrease in Wholesale segment sales which accounted for a $2.7 million reduction in sales.

  The Company's gross profit margin for the nine months ended October 31, 2000, expressed as a percentage of sales, decreased to 32.4% from 37.9% for the comparable period last year. This decrease was due primarily to additional retail clearance markdowns, the deleveraging impact on occupancy costs caused by the negative comparable store sales trend, and the increased occupancy costs of noncomparable and new stores.

  Selling, general and administrative expenses for the nine months ended October 31, 2000, expressed as a percentage of sales, increased to 26.6% versus 23.9% for the comparable period last year. For the retail store operations, the Company's cost control efforts continued to reduce the deleveraging impact of the comparable store sales decreases. Noncomparable and new stores, however, with lower average sales volumes, have higher proportionate expenses than comparable stores and accounted for the majority of the increase. Anthropologie direct response operations experienced an increase in operating expense percentages for the quarter primarily due to the deleveraging of catalog production costs caused by reduced customer response rates on increased catalog circulation. This effect was partially offset by the leveraging of fulfillment costs as a result of the elimination of third-party service providers. Additionally, start-up costs were incurred for the design, production and administration of the new Urban e-commerce web site (www.urbn.com) which launched in May 2000.

  Net income for the nine months ended October 31, 2000 was $7.1 million versus $13.1 million for the comparable period last year.

                        LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and marketable securities were $8.8 million at October 31, 2000, as compared to $32.6 million at January 31, 2000 and $29.5 million at October 31, 1999. The Company's net working capital was $35.5 million at October 31, 2000, as compared to $38.0 million at January 31, 2000 and $38.9 million at October 31, 1999. The decrease in cash, cash equivalents and marketable securities at October 31, 2000 from year end principally reflects the funding of FY 2001's capital expenditures (primarily for new store construction), the increase in inventory for new stores and the seasonal building of inventory in existing stores. Cash requirements for these activities, combined with $1.4 million expended to purchase 104,700 shares of the Company's common stock, more than offset other cash generated from operations.

  Total inventories at October 31, 2000 increased by 38.3% versus the comparable period end last year, principally attributable to new store requirements and a 13% increase in comparable store inventories. Comparable store inventories at October 31, 1999 were below planned levels because of the strong comparable stores sales trend last year. This year's negative comparable store sales trend accounts for the remainder of the increase.

  The Company expects that capital expenditures for the current year will be approximately $34.0 million. The Company expects that existing cash and investments at October 31, 2000, as well as cash from future operations and available credit under the Company's line of credit facilities will be sufficient to meet the Company's cash needs through January 31, 2002.

  Accrued expenses and other current liabilities decreased to $10.6 million as of October 31, 2000 from $14.0 million at October 31, 1999. The decrease in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to a reduction in accruals related to construction-in-progress.

  The Company has lines of credit, aggregating $26.2 million, available to facilitate letter of credit transactions and cash advances. As of and during the nine months ended October 31, 2000, there were no borrowings. Outstanding letters of credit totaled $8.5 million, $6.6 million and $7.1 million at October 31, 2000, January 31, 2000 and October 31, 1999, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

                                 OTHER MATTERS

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The standard is effective for fiscal years beginning after June 2000, and, accordingly, the Company will adopt the standard in Fiscal 2002. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of the contracts and related gains and losses have not been material. The adoption of SFAS No. 133 is not expected to have a significant effect on the financial position or results of operations of the Company.

 Seasonality and Quarterly Results

  While Urban Outfitters has been profitable in each of its last 43 operating quarters, its operating results are subject to seasonal fluctuations. While the Company's negative comparable store sales trend has continued since October 31, 2000, the Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations.

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

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

  The Company is exposed to the following types of market risks--fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and the United Kingdom. As explained in the section above on "Recent Accounting Pronouncements," market risks are further limited by the Company's purchase of foreign currency forward exchange contracts.

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

                                          Urban Outfitters, Inc.
                                          (Registrant)

                                                   /s/ Richard A. Hayne
                                          By: _________________________________
                                                     Richard A. Hayne
                                            Chairman of the Board of Directors

                                                  /s/ Stephen A. Feldman
                                          By: _________________________________
                                                    Stephen A. Feldman
                                                  Chief Financial Officer
Dated: December 6, 2000