Form 10-K
period 2001-01-31
URBAN OUTFITTERS INC
filed 2001-04-16
CIK 912615

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

                          Commission File No. 0-16999

                               ----------------

                            URBAN OUTFITTERS, INC.
            (Exact name of registrant as specified in its charter)
            Pennsylvania                                 23-2003332
      (State of incorporation)              (I.R.S. Employer Identification No.)

                               ----------------

                  1809 Walnut Street, Philadelphia, PA 19103
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (215) 564-2313
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, $.0001 par value
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes    [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          17,253,486 Common Shares were outstanding at April 11, 2001

  The aggregate market value of voting shares held by non-affiliates at April 11, 2001 was $98,838,285

                      Documents Incorporated by Reference
    Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of
                           Shareholders -- Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................     4
 Item 3.  Legal Proceedings..............................................     6
 Item 4.  Submission of Matters to a Vote of Security Holders............     6

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
          Matters........................................................     7
 Item 6.  Selected Financial Data........................................     7
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     8
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    14
 Item 8.  Financial Statements and Supplementary Data....................    14
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    14

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    15
 Item 11. Executive Compensation.........................................    16
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    16
 Item 13. Certain Relationships and Related Transactions.................    16

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.......................................................    17

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................  F-1

                               ----------------

  As used in this Report on Form 10-K, "Fiscal 1999," "Fiscal 2000," "Fiscal 2001" and "Fiscal 2002" refer to the Company's fiscal years ended January 31 in each of those fiscal years.

                                    PART I

Item 1. Business

General

  Urban Outfitters, Inc., and its subsidiaries, all wholly-owned (collectively, "Urban Outfitters" or the "Company") operate two business segments--a lifestyle-oriented general merchandise retailing segment and a wholesale apparel business ("Wholesale"). The retailing segment operates through retail stores and direct response, including a catalog and two web sites. The two retail concepts are Urban Outfitters ("Urban Retail") and Anthropologie, each of which sells a broad array of fashion apparel, accessories and home and gift merchandise in an exciting and dynamic retail environment. The Company's wholesale business designs and markets young women's casual wear that it provides to the Company's retail operations and also sells to approximately 1,300 better specialty retailers worldwide.

  Founded and originally operated by a predecessor partnership, the Company opened its first store in 1970 near the University of Pennsylvania campus in Philadelphia. The Company was incorporated in Pennsylvania in 1976, and opened its second store in Harvard Square, Cambridge, Massachusetts in 1980. The Company has since expanded to 45 Urban Retail stores in 33 metropolitan areas throughout the United States, Canada, the United Kingdom and Ireland. The Company has opened 26 Anthropologie stores in 16 metropolitan areas in the United States, most of which overlap the Urban Retail areas. The Company plans to increase its number of stores and is in the process of identifying new retail locations and negotiating new leases.

  Urban Retail: Urban Retail has established a strong reputation among urban, style-conscious young adults aged 18 to 30. Urban Retail stores, which average approximately 10,000 selling square feet and carry 50,000 to 60,000 SKUs, are typically located near large universities or other youth enclaves. Smaller format stores, which have been opened in less populated cities located near large universities, average 5,900 selling square feet and carry fewer SKUs. The first store in this new format was opened in March, 1998 in Bloomington, Indiana. At January 31, 2001, Urban Retail operated five stores under this format. The Company's lifestyle merchandise offerings include women's and men's fashion apparel, footwear and accessories and apartment wares and gifts. Urban Retail accounted for approximately 54.4%, 61.2% and 67.7% of the Company's net sales in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The Company also operates www.urbn.com, an Internet web site which launched in May 2000. The site captures the spirit of the Urban Retail stores by offering a similar array of apparel, accessories, household and gift merchandise.

  Anthropologie: Anthropologie tailors its merchandise and shopping environment to appeal to an established customer, typically women aged 30 to
45. The Company opened its first Anthropologie store in a suburb of Philadelphia in October 1992. Anthropologie stores average approximately 8,500 selling square feet and carry 20,000 to 25,000 SKUs with a greater emphasis on home than Urban Retail stores. The stores are typically located in either affluent suburban locations or urban locations in major cities. Product offerings include women's casual apparel and accessories, home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Anthropologie introduced a direct response catalog in March 1998. Catalog circulation has since increased to approximately 10.6 million during Fiscal 2001. The Company expects to slightly decrease the level of catalog circulation in its plans for Fiscal 2002. The Company also accepts orders through its www.anthropologie.com Internet web site that debuted in December 1998. Currently, web site orders represent approximately 30.0% of total direct response orders. Anthropologie accounted for approximately 38.6%, 30.7% and 22.8% of the Company's net sales in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

  Wholesale: Wholesale was established in 1984 to develop, in conjunction with Urban Retail, private label apparel lines of young women's casual wear that could be effectively sold at attractive pricing in the Urban Retail stores. In order to achieve minimum production lots, Wholesale began selling to other retailers throughout the United States. Currently, in addition to developing private label apparel for Urban Retail and Anthropologie, Wholesale sells its merchandise to approximately 1,300 better specialty retailers worldwide under three major labels: Free People, Co-Operative, and bdg (formerly Bulldog). Wholesale accounted for approximately 7.0%, 8.1% and 9.5% of the Company's net sales in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. Like the retail segment, Wholesale has its own senior and creative management, while sharing support services.

  The Company's home offices are located in Philadelphia, Pennsylvania. In addition, the Wholesale company has sales and showroom facilities in New York City and Los Angeles. The Company also maintains an office in London, England to merchandise and operate its European locations.

Retail Strategy

  The Company's overall retailing strategy is to concentrate on its target customers and offer a wide assortment of distinctive products in a multichannel shopping environment including retail stores, a catalog, and web sites. By executing this strategy, the Company believes that it has successfully developed and captured unique market niches.

Suppliers

  To serve its target customers and to recognize changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors--foreign and domestic. During Fiscal 2001, the Company did business with approximately 1,900 vendors. No single vendor accounted for more than 10% of merchandise purchases. Certain of the Company's vendors have limited financial resources and production capabilities. The Company believes that its relationships with its vendors are good.

Store Expansion Strategy

  The Company's current expansion strategy is to open at least five new stores per year for each retail concept. In Fiscal 2001, Urban Retail opened five new stores and remodeled two stores, while Anthropologie opened six new stores. The Fiscal 2002 plan anticipates opening approximately five new Urban Retail stores including a store in Glasgow, Scotland, and opening approximately five new Anthropologie stores.

Company Operations

  Distribution: The majority of merchandise purchased by both the retail and the wholesale segments is shipped directly to the Company's distribution center in Gap, Pennsylvania. The facility, which has an advanced computerized materials handling system, is owned by the Company and is approximately 60 miles from the home offices in Philadelphia. The current 191,000 square foot structure is expected to provide eastern United States distribution and direct response fulfillment capability, at least, through the year 2003.

  The Company also has a distribution facility in Reno, Nevada operated by a third party. The purpose of this facility is to service the West Coast stores at a lower freight cost per unit, as well as with a faster turnaround from West Coast vendors. Future expansion of west coast distribution capabilities is anticipated due to the Company's growing retail store network. In addition, the Company utilizes a portion of the Toronto Urban Retail store as a distribution facility in Canada.

  In December 2000, the Company established a distribution center in Essex, England to service its current and near-term needs for stores in Western Europe.

  Management Information Systems: Very early in the Company's growth, management recognized the need for high-quality information in order to manage the merchandise planning/buying, inventory management and control functions. The Company invested in a retail software package that it believes continues to meet its processing and reporting requirements. The Company utilizes Point of Sale ("POS") register systems connected by a frame relay network to the Company's home offices. The Company's systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as providing for nightly polling of sales and inventory, transmittal of data, price changes, etc. The Company's direct response operations, including a catalog and two web sites, maintain separate software systems which manage the merchandise and customer information for the in-house call center and order fulfillment functions.

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

Competition

  The specialty retail and direct response business and the wholesale apparel business are highly competitive. Retail segment competitive factors include store location; merchandise breadth, quality, style, and availability; level of customer service; and price. The Company's retail stores compete against a wide variety of smaller, independent specialty stores as well as department stores and national specialty chains. Along with certain retail segment factors noted above, other key competitive factors for direct response operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. The direct response operations compete against numerous catalogs and web sites, which may have greater circulation and web traffic. Wholesale competes with numerous companies, many of whose products have wider distribution than the Company's. Certain of Urban Outfitters' retail and wholesale competitors have greater name recognition and financial and other resources than the Company.

Trademarks and Service Marks

  The Company is the registered owner in the United States of certain service marks and trademarks (collectively "marks"), including without limitation, "Urban Outfitters," "Anthropologie," "Co-Operative," "Urban Renewal," "Free People," "Ecote," "Slant," "Fink," "Lisa L.," "Lip Gloss," "Shag," "R.V.," "365 Days," and "Stapleford." Each mark is renewable indefinitely, contingent upon continued use at the time of renewal.

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

  The Company regards its marks as important to its business due to their name recognition with the Company's customers. In order to more effectively protect them from infringement and to defend against any claim of infringement, the Company established a separate subsidiary whose primary purpose is to maintain and manage these and future marks, thereby increasing their value to the operating companies. The Company is not aware of any claims of infringement or challenges to the Company's right to use any of its marks in the United States; however, there can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its marks, any of which could have an adverse effect on the Company.

Employees

  The Company employs approximately 2,600 people, approximately 1,400 (54%) of whom are full-time employees and approximately 1,200 (46%) of whom are part-time employees. Of the Company's total employees, 3% work at Wholesale and the remaining 97% work at the retail segment. The number of part-time employees fluctuates depending on seasonal needs. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are excellent.

Financial Information about Operations

  See Note 13.--Segment Reporting in the Company's Consolidated Financial Statements for information.

Seasonality

  See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, Seasonality and Quarterly Results for information.

Item 2. Properties

  The Company's U.S. based home offices are located in Philadelphia, Pennsylvania and occupy approximately 26,000 square feet at 1809 Walnut Street, immediately adjacent to the Anthropologie store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street. The direct response call center is also located in Philadelphia and occupies approximately 2,800 square feet at 1700 Sansom Street. The Company's home office in Europe is located in London, England and occupies approximately 2,000 square feet of space below the store at 36-38 Kensington High Street. The Company's home offices and call center facilities are leased properties with varying lease term expirations through 2011.

  All of the Urban Retail and Anthropologie stores are leased. The Company's retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. The following table shows the location of the Company's existing retail stores. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration, etc. Total estimated selling square feet under lease at January 31, 2001, including stores yet to open, by Urban Retail and Anthropologie was approximately 481,000 and 246,000, respectively. The average store selling square feet is approximately 10,000 for Urban Retail and approximately 8,500 for Anthropologie. The smaller format Urban Retail stores average 5,900 selling square feet.

                            Urban Outfitters Stores

LOCATION                         LOCATION                     LOCATION
--------                         --------                     --------

North America
-------------

Philadelphia, PA          Pasadena, CA                Lawrence, KS
110 South 36th Street     139 W. Colorado Blvd.       1013 Massachusetts Street

Cambridge, MA             Chicago, IL                 East Lansing, MI
11 J.F. Kennedy Street    935 N. Rush Street          119 E. Grand River Ave.

Philadelphia, PA          Portland, OR                Miami, FL
1627 Walnut Street        2320 N.W. Westover Road     5701 SW 72nd St., #146

New York, NY              Austin, TX                  Seattle, WA
628 Broadway              2406 Guadalupe Street       1507 5th Avenue

Washington, DC            Tempe, AZ                   Tucson, AZ
3111 M Street, N.W.       545 South Mill Ave.         901 E. University Blvd.

New York, NY
374 Avenue of     Houston, TX                    Santa Barbara, CA
Americas          2501 University Blvd.          624 State Street

Madison, WI       Montreal, PQ                   New York, NY
604 State Street  1246 Ste. Catherine Street, W. 72nd & Broadway

Ann Arbor, MI
231 S. State      Toronto, ON                    Evanston, IL
Street            235 Yonge Street               921 Church Street

Boston, MA
361 Newbury       Miami Beach, FL                Providence, RI (opened 2/1/01)
Street            653 Collins Avenue             285 Thayer Street

Minneapolis, MN
3006 Hennepin     Boulder, CO                    Dallas, TX (opened 2/16/01)
Ave., S.          934 Pearl Street               5307 E. Mockingbird Lane

Seattle, WA
401 Broadway,     Bloomington, IN                New Haven, CT (opened 3/31/01)
East              530 E. Kirkwood Avenue         29-45 Broadway

Berkeley, CA
2590 Bancroft     San Diego, CA
Way               665 Fifth Avenue

Santa Monica, CA
1440 Third        Columbus, OH
Street Promenade  1782 N. High Street            Europe
                                                 ------

San Francisco,
CA                New York, NY                   London, England
80 Powell Street  162 2nd Avenue                 36-38 Kensington High Street

Costa Mesa, CA
2930 Bristol      Los Angeles, CA                Dublin, Ireland
Street            7650 Melrose Avenue            4 Cecilia St. & 7th Fownes St.

Chicago, IL
2352 N. Clark     Burlington, VT
Street            81 Church Street

                             Anthropologie Stores

LOCATION                        LOCATION                      LOCATION
--------                        --------                      --------

Wayne, PA
201 W. Lancaster   Beverly Hills, CA                  Seattle, WA
Ave.               320 N. Beverly Drive               1509 Fifth Avenue

Rockville, MD
11500 Rockville    Seattle, WA                        Tampa, FL
Pike               2520 N.E. University Village, #120 705 S. Dakota Avenue

Westport, CT
1365 Post Road,    Boston, MA                         Greenwich, CT
East               799 Boylston Street                480 Putnam Avenue

Greenvale, NY      Birmingham, MI                     San Francisco, CA
9 Northern Blvd.   214 West Maple Road                880 Market Street

New York, NY
(SoHo)             Santa Barbara, CA                  Scottsdale, AZ
375 West Broadway  901 State Street                   15210 N. Scottsdale Road

Santa Monica, CA
1402 Third Street  Chestnut Hill, MA                  Cincinnati, OH
Promenade          300 Boylston Street                2643 Edmonson Road

Newport Beach, CA
823 Newport        New York, NY                       West Palm Beach, FL
Center Drive       85 Fifth Avenue                    700 South Rosemary Avenue

Chicago, IL
1120 N. State      Atlanta, GA                        Miami Beach, FL
Street             3393 Peachtree Rd., N.E.           1100 Lincoln Road

Highland Park, IL
1780 Green Bay     Philadelphia, PA
Road               1801 Walnut Street

  Wholesale operates showrooms in New York City and Los Angeles, which are leased through 2004. Retail and Wholesale distribution center properties are discussed in the Distribution section on page 5. The Company believes that its facilities are well maintained, in good operating condition and adequate for its current needs.

Item 3. Legal Proceedings

  The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2001, through the solicitation of proxies or otherwise.

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

Market Information

                                                               Market Prices
                                                             High Bid  Low Bid
                                                               Price    Price
                                                             --------- --------
Fiscal 2000
-----------
Quarter ended April 30, 1999................................ $21 1/2   $12 1/8
Quarter ended July 31, 1999.................................  28 3/4    19 1/2
Quarter ended October 31, 1999..............................  31 1/16   16 1/8
Quarter ended January 31, 2000..............................  29 5/8    12 7/8

Fiscal 2001
-----------
Quarter ended April 30, 2000................................ $15 1/8   $10 1/4
Quarter ended July 31, 2000.................................  12 31/64   8 9/16
Quarter ended October 31, 2000..............................     11      7 1/2
Quarter ended January 31, 2001..............................    9 3/4    6 7/16

Holders

  On April 4, 2001, the Company had approximately 2,700 shareholders of record.

Dividends

  The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6. Selected Financial Data

  The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated balance sheet and income statement data at the fiscal year end for each of the five fiscal years presented below is derived from the consolidated financial statements of the Company. During Fiscal 2001, to comply with new FASB requirements (Emerging Issues Task Force Issue No. 00-10), the Company has restated net sales and gross profit in its treatment of shipping and handling revenues and expenses. Shipping and handling revenues had been previously offset against related costs in cost of sales for direct response (catalog and e-commerce) activities, or offset against store level costs within selling, general and administrative expenses for revenues generated by retail stores from delivery activities. Shipping and handling revenues now appear in net sales and all such related costs are included in cost of sales. The restatement does not affect income from operations. During Fiscal 1999, the Company revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of sales in order to enhance the comparability of its results with other specialty apparel retailers. Prior period amounts have been reclassified to conform to the current year's presentation. The data presented below should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, which appear elsewhere in this report.

                                      Fiscal Year Ended January 31,
                          ------------------------------------------------------
                             2001       2000       1999       1998       1997
                          ---------- ---------- ---------- ---------- ----------
                             (in thousands, except share and per share data)
Income Statement Data
 (as restated):
Net sales...............  $  295,333 $  278,113 $  209,865 $  173,260 $  156,498
Gross profit............      95,331    104,654     78,810     60,090     56,744
Income from operations..      17,878     37,565     25,117     22,062     21,356
Net income..............  $   10,495 $   18,680 $   15,760 $   13,880 $   13,260
                          ========== ========== ========== ========== ==========
Net income per common
 share--basic...........  $     0.61 $     1.07 $     0.89 $     0.79 $     0.76
                          ========== ========== ========== ========== ==========
Weighted average common
 shares outstanding--
 basic..................  17,257,186 17,531,971 17,702,922 17,576,203 17,429,375
Net income per common
 share--diluted.........  $     0.61 $     1.05 $     0.88 $     0.78 $     0.75
                          ========== ========== ========== ========== ==========
Weighted average common
 shares outstanding--
 diluted................  17,274,830 17,844,356 17,929,109 17,843,873 17,722,629

Balance Sheet Data:
Working capital.........  $   31,655 $   38,006 $   47,342 $   52,133 $   39,239
Total assets............     168,716    153,501    133,363    107,424     89,675
Total liabilities.......      39,104     32,585     28,069     16,766     13,983
Long-term debt,
 excluding current
 maturities.............         --         --         --         --         --
Total shareholders'
 equity.................     129,612    120,916    105,294     90,658     75,692

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and related notes thereto which appear elsewhere in this report.

General

  The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's "Fiscal 2001" ended on January 31, 2001. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

  The Company operates two business segments--a lifestyle-oriented general merchandise retailing segment and a wholesale apparel business ("Wholesale"). The retailing segment operates through retail stores and direct response, including a catalog and two web sites. The two retail concepts are Urban Outfitters ("Urban Retail") and Anthropologie. Urban Retail is the larger of the two and generates the majority of the Company's revenues and profits. Urban Retail had 42 stores open at January 31, 2001 and 37 at January 31, 2000. Anthropologie had 26 stores open at January 31, 2001 and 20 at January 31, 2000. The Company has plans to open approximately 10 stores during Fiscal 2002.

  Fiscal 2001 and 2000 continued as profitable years for Urban Outfitters with net income to net sales of 3.6% and 6.7%, respectively, as well as return on beginning shareholders' equity of 8.7% for Fiscal 2001 and 17.7% for Fiscal 2000. The Company experienced total sales growth of 6.2% during Fiscal 2001, however, net income as a percentage of sales and return on beginning shareholders equity for Fiscal 2001 declined primarily as a result of a decrease in comparable store sales and an increase in occupancy costs. Weaker sales created a greater proportionate need for clearance markdowns and a deleveraging of store-related expenses, which combined with increased occupancy costs, ultimately resulted in a negative impact on earnings that more than offset the impact of overall sales growth and the Company's cost containment efforts. The reduction in net income as a percentage of sales in Fiscal 2000 compared to Fiscal 1999 resulted primarily from a net charge to earnings of $4.4 million to recognize a required accounting reserve for the Company's portion of operating losses relating to its minority investment in MXG Media, Inc. (see "Other Matters--MXG Media, Inc." below). Although net income as a percentage of sales declined during Fiscal 2000, the return on beginning shareholders' equity increased over the prior year due primarily to the Company's sales growth.

The Company has wholly-owned subsidiaries that operate Urban Retail stores in London, England, Dublin, Ireland and Montreal and Toronto, Canada. The results of operations and financial position for the European and Canadian stores are included in the Company's retail operations segment results. The Company plans to open a store in Glasgow, Scotland during Fiscal 2002 and additional stores in Canada and Europe in the future.

  For Fiscal 2001, the Wholesale company experienced a sales decline of 7.7% over the prior year, after elimination of intersegment sales to Urban Retail and Anthropologie. Wholesale company sales are expected to remain level for Fiscal 2002.

Results of Operations

  The following tables set forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data and the change in certain income statement data from period to period. During Fiscal 2001, to comply with new FASB requirements (Emerging Issues Task Force Issue No. 00-10), the Company has restated net sales and gross profit in its treatment of shipping and handling revenues and expenses. Shipping and handling revenues had been previously offset against related costs in cost of sales for direct response (catalog and e-commerce) activities, or offset against store level costs within selling, general and administrative expenses for revenues generated by retail stores from delivery activities. Shipping and handling revenues now appear in net sales and all such related costs are included in cost of sales. The restatement does not affect income from operations. During Fiscal 1999, the Company revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of sales in order to enhance the comparability of its results with other specialty apparel retailers. The prior period amounts have been reclassified to conform to the current year presentation.

                                                         Fiscal Year Ended
                                                            January 31,
                                                         --------------------
                                                         2001    2000   1999
As a Percentage of Net Sales                             -----   -----  -----
Net sales............................................... 100.0%  100.0% 100.0%
Cost of sales, including certain buying, distribution
 and occupancy costs....................................  67.7    62.4   62.4
                                                         -----   -----  -----
  Gross profit..........................................  32.3    37.6   37.6
Selling, general and administrative expenses............  26.2    24.1   25.6
                                                         -----   -----  -----
  Income from operations................................   6.1    13.5   12.0
Other income (expense), net.............................   --     (1.0)   0.8
                                                         -----   -----  -----
  Income before income taxes............................   6.1    12.5   12.8
Income tax expense......................................   2.5     5.8    5.2
                                                         -----   -----  -----
  Net income............................................   3.6%    6.7%   7.6%
                                                         =====   =====  =====
Period over Period Dollar Change
Net sales...............................................   6.2%   32.5%  21.1%
Gross profit............................................  (8.9%)  32.8%  31.2%
Income from operations.................................. (52.4%)  49.6%  13.8%
Net income.............................................. (43.8%)  18.5%  13.5%

Fiscal 2001 Compared to Fiscal 2000

  Net sales in Fiscal 2001 increased to $295.3 million from $278.1 million in the prior fiscal year, a 6.2% increase. The $17.2 million increase was primarily attributable to non-comparable and new store net sales increases of $29.4 million. In addition, direct response net sales increased by $4.7 million due to increased customer demand from the Anthropologie catalog and web site (principally due to a 44% increase in catalog circulation) and the new Urban web site. These increases more than offset the 7% comparable store net sales decrease of $15.2 million and a decrease of $1.7 million in external sales by the Wholesale company.

  In Fiscal 2001, the Company experienced a decrease in comparable store sales, which was caused by a lackluster response to the Company's product offerings. Consequently, the Company experienced lower average sales prices, primarily resulting from a higher proportion of markdowns. Eleven new stores were opened in Fiscal 2001, and twelve new stores were opened and one store was closed due to a lease expiration in Fiscal 2000. The Wholesale sales decrease was due to a reduction in purchases by certain catalog customers.

  Gross profit margins decreased to 32.3% of sales in Fiscal 2001 from 37.6% of sales in Fiscal 2000. Retail clearance markdowns to move seasonal merchandise reduced gross margins, expressed as a percentage of sales, by 2.4% for the year. The impact on occupancy costs as a percentage of sales due to the negative comparable store sales results and increased percentage occupancy costs of noncomparable and new stores accounted for most of the remainder of the margin decline. Total inventories at January 31, 2001 increased by 29.5%, principally attributable to new store requirements. Comparable store inventory levels were flat.

  Selling, general and administrative expenses increased to 26.2% of sales in Fiscal 2001 from 24.1% of sales in Fiscal 2000 due principally to the following three factors: (1) noncomparable and new stores with lower average sales volumes have higher proportionate expenses than comparable stores and accounted for the bulk of the increase in dollars as well as the majority of the percentage increase, (2) the deleveraging impact of the comparable store sales decreases at the retail operations, and (3) Anthropologie direct response operations experienced an increase in operating expense percentages due to the deleveraging of catalog production costs caused by reduced customer response rates and increased catalog circulation. These increases in selling, general and administrative expenses as a percentage of sales were partially offset by the leveraging of catalog fulfillment costs due to the elimination of third-party service fulfillment providers in July 1999. Additionally, start up costs were incurred for the design, production and administration of the Urban e-commerce web site (www.urbn.com) which launched in May 2000.

  Other income (expense) for Fiscal 2000 includes a net charge to earnings of $4.4 million to reserve for the Company's portion of operating losses related to the minority investment in MXG Media, Inc. (see "Other Matters--MXG Media, Inc." below). Income tax expense for Fiscal 2000 does not include a tax benefit related to this reserve which, in part, has caused an increase in the Company's effective income tax rate.

Fiscal 2000 Compared to Fiscal 1999

  Net sales in Fiscal 2000 increased to $278.1 million from $209.9 million in the prior fiscal year, a 32.5% increase. The $68.2 million increase was attributable to noncomparable and new stores net sales increases of $39.5 million, comparable store net sales increases aggregating $15.8 million, direct response (Anthropologie catalog and e-commerce) revenue increases of $10.5 million and an increase of $2.4 million in net sales from the Wholesale company.

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

  Gross profit margins remained the same at 37.6% of sales in Fiscal 2000 and Fiscal 1999, principally attributable to higher initial mark-ups in the Urban Retail and Anthropologie stores offset by increased occupancy costs and investments in additional merchandising, design and production staff.

  Selling, general and administrative expenses decreased to 24.1% of sales in Fiscal 2000 from 25.6% of sales in Fiscal 1999. Aggressive store cost containment combined with the comparable store sales increases resulted in the leveraging of operating expenses in the retail segment. Additionally, direct response operations experienced a similar reduction in operating expense percentages for the year due to the significant increase in sales, improvements in catalog production costs, and the efficiencies attributable to moving the Anthropologie catalog call center in-house in July 1999. The increase in sales by the Wholesale company also resulted in the leveraging of its operating expenses.

  Other income (expense) for Fiscal 2000 includes a net charge to earnings of $4.4 million to reserve for the Company's portion of operating losses related to the minority investment in MXG Media, Inc. (see "Other Matters--MXG Media, Inc." below). Income tax expense for Fiscal 2000 does not include a tax benefit related to this reserve which, in part, has caused an increase in the Company's effective income tax rate.

Liquidity and Capital Resources

  During the last three years, the Company had satisfied its cash requirements through cash flow from operations, accumulated cash and the sales of marketable securities. The Company's primary uses of cash have been to open new stores, purchase inventories, and purchase its common stock. Additionally, during the last two years, the Company has continued to invest in the direct response effort and its European subsidiaries. In addition to cash generated from operations, sources of cash included the net proceeds from the exercise of certain employee stock options in Fiscal 2000 and Fiscal 1999. The Company expects to incur additional capital expenditures in support of its store expansion program. Accumulated cash and future cash from operations, as well as available credit under the Company's line of credit facilities, are expected to fund such expansion-related uses of cash.

  Although the Company has not borrowed short-term or long-term funds during the last five fiscal years, it maintains discretionary line of credit facilities aggregating $26.2 million, all of which are available for cash borrowings or for the issuance of letters of credit. The credit facilities are unsecured and any cash borrowings under the facilities would accrue interest at a rate not to exceed LIBOR plus 1/2 of one percent. The Company uses letters of credit to purchase merchandise for the retail and wholesale segments. Outstanding balances of letters of credit at January 31, 2001 and 2000 were $8.0 million and $6.6 million, respectively. There were no short-term or long-term borrowings outstanding at January 31, 2001 or at January 31, 2000. The Company expects that accumulated cash, cash from operations and available credit under the Company's line of credit facilities will be sufficient to meet the Company's cash needs for the next year.

Other Matters

 Recent Accounting Pronouncements

  In July 2000, the Emerging Issues Task Force issued No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. As required, the Company adopted EITF 00-10 in its consolidated financial statements during the fourth quarter of Fiscal 2001 and has restated all comparative prior period financial statements.

  In its financial statements, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. Previously, the Company had offset shipping and handling revenues earned from its direct response (catalog and e-commerce) activities against shipping and handling costs incurred within cost of sales. Additionally, revenues earned from delivery transactions generated by retail stores were offset against store level costs within selling, general and administrative expenses. The Company's shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective in the fourth quarter of Fiscal 2000. The adoption had no material effect on the Company's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is required to be adopted in Fiscal 2002. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of the contracts and related gains and losses have not been material. The adoption of SFAS No. 133 on February 1, 2001 did not have a significant effect on the financial position or results of operations of the Company.

 MXG Media, Inc.

  As of January 31, 2000, the Company had invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures of MXG Media, Inc. ("MXG"). MXG incurred losses from its inception, and, in accordance with the equity method of accounting, the Company recorded charges to earnings of $4.4 million for its portion of operating losses related to the minority interest in MXG during Fiscal Year 2000. These charges in Fiscal 2000 fully reserved for the Company's investment, and the Company made no additional investments in Fiscal 2001 in MXG.

  On September 13, 2000, MXG ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. The Company does not expect to recover any material portion of its investment in MXG.

 Forward-Looking Statements

  Pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, this report contains forward-looking statements which may be identified by their use of words such as "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. Any one or all of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: industry competition factors, availability of suitable retail space for expansion, difficulty in predicting and responding to fashion trend shifts, seasonal fluctuations in gross sales, the level of returns experienced by the business segments, the levels of margins achievable in the marketplace, trade restrictions and political or financial instability in countries where the Company's goods are manufactured, the departure of one or more key senior managers, and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements and cannot guarantee that the assumptions and expectations are accurate or will be realized.

Seasonality and Quarterly Results

  While Urban Outfitters has been profitable in each of its last 44 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the Back-to-School and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. While the Company's negative comparable store sales trend has continued since January 31, 2001 and net income in the first quarter of Fiscal 2002 is expected to be substantially lower than the $0.17 per share earned in the comparable quarter of Fiscal 2001, the Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

  The following tables, which are unaudited, set forth the Company's net sales, gross profit, net income and income per share for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. During Fiscal 2001, to comply with new FASB requirements (Emerging Issues Task Force Issue No. 00-10), the Company has restated net sales and gross profit in its treatment of shipping and handling revenues and expenses. Shipping and handling revenues had been previously offset against related costs in cost of sales for direct response (catalog and e-commerce) activities, or offset against store level costs within selling, general and administrative expenses for revenues generated by retail stores from delivery activities. Shipping and handling revenues now appear in net sales and all such related costs are included in cost of sales. The restatement does not effect income from operations. Absent adoption of EITF Issue No. 00-10, net sales and gross profit (in thousands) during Fiscal 2001 would have been $65,291 and $23,211 in the quarter ended April 30, 2000, $66,301 and $19,781 in the quarter ended July 31, 2000, $76,501 and $24,471 in the quarter ended October 31, 2000, and $84,732 and $27,613 in the quarter ended January 31, 2001, respectively. During Fiscal 2000, net sales and gross profit (in thousands) would have been $57,991 and $21,428 in the quarter ended April 30, 1999, $67,976 and $26,296 in the quarter ended July 31, 1999, $75,384 and $28,668 in the quarter ended October 31, 1999, and $74,755 and $28,058 in the quarter ended January 31, 2000, respectively. During Fiscal 1999, the Company revised its manner of reporting gross profit to group certain buying, distribution and occupancy costs with cost of sales in order to enhance comparability of its results with other specialty apparel retailers. Prior period amounts have been reclassified to conform to the current year presentation.


                                     Fiscal 2000 Quarter Ended (as restated)
                                     ------------------------------------------
                                      (in thousands, except per share data)

                                     April 30,  July 31,   Oct. 31,   Jan. 31,
                                       1999       1999       1999       2000
                                     ---------- ---------  ---------  ---------
Net sales........................... $  58,523  $  68,261  $  75,910  $  75,419
Gross profit........................    21,482     26,352     28,727     28,093
Net income..........................     2,950      4,097      6,100      5,533
Net income per share--diluted....... $    0.17  $    0.23  $    0.34  $    0.31

As a Percentage of Fiscal Year:
Net sales...........................        21%        25%        27%        27%
Net income..........................        16%        22%        33%        29%

                                     Fiscal 2001 Quarter Ended (as restated)
                                     ------------------------------------------
                                      (in thousands, except per share data)

                                     April 30,  July 31,   Oct. 31,   Jan. 31,
                                       2000       2000       2000       2001
                                     ---------- ---------  ---------  ---------
Net sales........................... $  65,950  $  66,728  $  77,091  $  85,564
Gross profit........................    23,266     19,847     24,534     27,684
Net income..........................     2,990      1,737      2,361      3,407
Net income per share--diluted....... $    0.17  $    0.10  $    0.14  $    0.20

As a Percentage of Fiscal Year:
Net sales...........................        22%        23%        26%        29%
Net income..........................        28%        17%        23%        32%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to the following types of market risks--fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe. As explained in Item 7: Other Matters--Recent Accounting Pronouncements, the market risk is further limited by the Company's purchase of foreign currency forward exchange contracts.

  Since the Company has not been a borrower, its exposure to interest rate fluctuations is limited to the impact on its holdings. The impact of a hypothetical two percent increase or decrease in prevailing interest rates would not materially affect the Company's consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

  The information required by this Item is incorporated by reference from Pages F-1 through F-20.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  On December 2, 1999, the Company replaced PricewaterhouseCoopers LLP as its principal accountant. For neither of the two years prior to December 2, 1999, had the former principal accountant's report on the Company's financial statements contained an adverse opinion or a disclaimer of opinion, nor had its opinion been qualified or modified as to uncertainty, audit scope or accounting principles. The Company's decision to replace its principal accountant was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors. During the Company's two most recent fiscal years prior to December 2, 1999 (February 1, 1997 to January 31, 1998 and February 1, 1998 to January 31, 1999) and through December 2, 1999, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements.

  During the Company's two most recent fiscal years prior to December 2, 1999 and through December 2, 1999, there were no reportable events (as defined in Regulation S-K Item 304(a) (1) (v)).

  On December 2, 1999, the Company engaged as its new principal accountant Arthur Andersen LLP beginning with the fiscal year ended January 31, 2000. The new principal accountant was not consulted during the Company's two most recent fiscal years prior to December 2, 1999 and through December 2, 1999 prior to its engagement regarding the application of accounting principles.

  PricewaterhouseCoopers LLP has furnished a letter to the Securities and Exchange Commission (the "SEC") stating that it agrees with the statements set forth in the Company's Form 8-K filed on December 9, 1999, except that PricewaterhouseCoopers states it has no basis to address whether the new principal accountant had been consulted regarding the application of accounting principles during the two most recent fiscal years prior to December 2, 1999 and through December 2, 1999 prior to the new principal accountant's engagement.

                                   PART III

Item 10. Item Directors and Executive Officers of the Registrant

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

  The directors and executive officers of the Company are as follows:

Name                    Age Position
----                    --- --------
Richard A. Hayne (1)     54 Chairman of the Board of Directors and President
Stephen A. Feldman       53 Chief Financial Officer
Glen A. Bodzy            48 General Counsel and Secretary
Kenneth R. Bull          38 Treasurer
Glen T. Senk             44 President, Anthropologie, Inc.
Scott A. Belair (2)      53 Director
Harry S. Cherken, Jr.    51 Director
Kenneth K. Cleeland      60 Director
Joel S. Lawson III (2)   53 Director
Burton M. Sapiro         74 Director

--------
(1)  Member of the Nominating Committee
(2)  Member of the Audit Committee and the Compensation Committee.

  Mr. Hayne co-founded the Company in 1970 and has been its President and Chairman of the Board of Directors since the Company's incorporation in 1976.

  Mr. Feldman became Chief Financial Officer of the Company in June 1998 and also served as Treasurer from June 1998 to May 1999. Previously, for the period from January 1995 to June 1998, Mr. Feldman served as Executive Vice President and Chief Financial Officer of One Price Clothing Stores, a national chain of off-price retail women's and children's specialty stores.

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

  Mr. Belair co-founded the Company in 1970, has been a director since its incorporation in 1976 and has served as Principal of The ZAC Group, a financial consulting services firm, during the last eleven years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is a director and President of Balfour MacLaine Corporation.

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

  Mr. Lawson, a director since 1985, has, since 1980, been Chief Executive Officer of Howard, Lawson & Co. LLC, an investment banking and corporate finance firm located in Philadelphia, Pennsylvania. Howard, Lawson & Co. LLC became an indirect, wholly-owned subsidiary of FleetBoston Financial Corporation on March 1, 2001.

  Mr. Sapiro, a director since 1989, has been a retail marketing consultant since his retirement in 1985. Previously, he was Senior Vice President/General Merchandise Manager and a member of the Executive Committee of both Macy's New York and Gimbels Philadelphia/Gimbels East. He was also a director of Macy's New York.

Section 16 (a) Beneficial Ownership Compliance

  Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation

  Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

  Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    (1) Financial Statements

    Financial Statements filed herewith are listed in the accompanying index on page F-1.

    (2) Financial Statement Schedule

    None

  All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

    (3) Exhibits

 Exhibit
 Number  Description
 ------- -----------
  3.1    Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on
         Form S-1 (File No. 33-69378) filed on September 24, 1993.

  3.2    Amended and Restated Bylaws are incorporated by reference to Exhibit
         3.2 of the Company's Registration Statement on Form S-1 (File No. 33-
         69378) filed on September 24, 1993.

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

 10.8 2000 Stock Incentive Plan is incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-8 filed on June 6,
         2000.

 16.1    Letter from PricewaterhouseCoopers LLP, dated December 8, 1999 re:
         change in certifying accountant is incorporated by reference to
         Exhibit 16.1 of the Company's Report on Form 8-K dated December 2,
         1999.

 21.1*   List of Subsidiaries.

 23.1*   Consent of Arthur Andersen LLP.

 23.2*   Consent of PricewaterhouseCoopers LLP.

         (b.) Reports on Form 8-K: No current reports on Form 8-K were filed during the last quarter of Fiscal 2001.

--------
*  Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Urban Outfitters, Inc.

                                                    /s/ Richard A. Hayne
                                          By: _________________________________
                                                      Richard A. Hayne
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Richard A. Hayne          Chairman of the Board,       April 12, 2001
______________________________________  President and
           Richard A. Hayne             Director
    (Principal Executive Officer)

        /s/ Stephen A. Feldman         Chief Financial Officer      April 12, 2001
______________________________________
          Stephen A. Feldman
    (Principal Financial Officer)

         /s/ Kenneth R. Bull           Treasurer                    April 12, 2001
______________________________________
           Kenneth R. Bull
    (Principal Accounting Officer)

         /s/ Scott A. Belair           Director                     April 12, 2001
______________________________________
           Scott A. Belair

      /s/ Harry S. Cherken, Jr.        Director                     April 12, 2001
______________________________________
        Harry S. Cherken, Jr.

       /s/ Kenneth K. Cleeland         Director                     April 12, 2001
______________________________________
         Kenneth K. Cleeland

        /s/ Joel S. Lawson III         Director                     April 12, 2001
______________________________________
          Joel S. Lawson III

         /s/ Burton M. Sapiro          Director                     April 12, 2001
______________________________________
           Burton M. Sapiro

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             URBAN OUTFITTERS, INC.

                                                                        Page
                                                                      --------
Reports of Independent Public Accountants............................ F-2, F-3

Consolidated Balance Sheets at January 31, 2001 and January 31,
 2000................................................................      F-4

Consolidated Statements of Income for the fiscal years ended January
 31, 2001, 2000 and 1999.............................................      F-5

Consolidated Statements of Shareholders' Equity for the fiscal years
 ended January 31, 2001, 2000 and 1999...............................      F-6

Consolidated Statements of Cash Flows for the fiscal years ended
 January 31, 2001, 2000 and 1999.....................................      F-7

Notes to Consolidated Financial Statements...........................      F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Urban Outfitters, Inc.:

  We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        /s/ Arthur Andersen LLP
_____________________________________
          Arthur Andersen LLP

Philadelphia, Pennsylvania
March 14, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Urban Outfitters, Inc.:

  In our opinion, the consolidated statements of income, shareholders' equity and cash flows for the year ended January 31, 1999 listed under Item 14(a)(1) present fairly, in all material respects, the results of operations and cash flows of Urban Outfitters, Inc. for the year ended January 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Urban Outfitters, Inc. for any period subsequent to January 31, 1999.

    /s/ PricewaterhouseCoopers LLP
_____________________________________
      PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 12, 1999

                             URBAN OUTFITTERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                               January 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 16,286  $ 12,727
  Marketable securities....................................      314    11,225
  Accounts receivable, net of allowance for doubtful
   accounts of $500 and $518, respectively.................    3,444     4,825
  Inventories..............................................   34,786    26,868
  Prepaid expenses and other current assets................    7,302     7,486
  Deferred taxes...........................................    2,841     2,947
                                                            --------  --------
Total current assets.......................................   64,973    66,078
Property and equipment, net................................   97,901    72,819
Marketable securities......................................       --     8,646
Other assets...............................................    5,842     5,958
                                                            --------  --------
                                                            $168,716  $153,501
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 19,387  $ 16,760
  Accrued compensation.....................................    1,775     2,414
  Accrued expenses and other current liabilities...........   12,156     8,898
                                                            --------  --------
Total current liabilities..................................   33,318    28,072
  Deferred rent............................................    5,786     4,513
                                                            --------  --------
Total liabilities..........................................   39,104    32,585
                                                            --------  --------
Commitments and contingencies (see Note 12)
Shareholders' equity:
  Preferred shares; $.0001 par value, 10,000,000
   authorized, none issued.................................      --        --
  Common shares; $.0001 par value, 50,000,000 shares
   authorized, 17,253,486 and 17,358,186 issued and
   outstanding, respectively...............................        2         2
  Additional paid-in capital...............................   16,268    17,680
  Retained earnings........................................  114,109   103,614
  Accumulated other comprehensive loss.....................     (767)     (380)
                                                            --------  --------
Total shareholders' equity.................................  129,612   120,916
                                                            --------  --------
                                                            $168,716  $153,501
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                             URBAN OUTFITTERS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)

                                            Fiscal Year Ended January 31,
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------
Net sales................................. $  295,333  $  278,113  $  209,865
Cost of sales, including certain buying,
 distribution and occupancy costs.........    200,002     173,459     131,055
                                           ----------  ----------  ----------
  Gross profit............................     95,331     104,654      78,810
Selling, general and administrative
 expenses.................................     77,453      67,089      53,693
                                           ----------  ----------  ----------
  Income from operations..................     17,878      37,565      25,117
Interest income...........................        481       1,791       2,126
Other expenses, net.......................       (572)     (4,507)       (531)
                                           ----------  ----------  ----------
  Income before income taxes..............     17,787      34,849      26,712
Income tax expense........................      7,292      16,169      10,952
                                           ----------  ----------  ----------
  Net income.............................. $   10,495  $   18,680  $   15,760
                                           ==========  ==========  ==========
Net income per common share:
  Basic................................... $     0.61  $     1.07  $     0.89
                                           ----------  ----------  ----------
  Diluted................................. $     0.61  $     1.05  $     0.88
                                           ----------  ----------  ----------
Weighted average common shares
 outstanding:
  Basic................................... 17,257,186  17,531,971  17,702,922
                                           ==========  ==========  ==========
  Diluted................................. 17,274,830  17,844,356  17,929,109
                                           ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                             URBAN OUTFITTERS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                   Common Shares
                                                                  -----------------
                                                                                                              Accumulated
                                                                                                                 Other
                                                                                                             Comprehensive
                                                    Comprehensive Number of    Par    Additional    Retained    Income
                                                    Income (Loss)   Shares    Value Paid-in Capital Earnings     (Loss)
                                                    ------------- ----------  ----- --------------- -------- -------------
Balances at January 31, 1998...............                       17,649,360   $ 2      $21,482     $ 69,174     $ --
Net income.................................            $15,760           --    --           --        15,760       --
Foreign currency translation...............               (467)          --    --           --           --       (467)
                                                       -------    ----------   ---      -------     --------     -----
Comprehensive income.......................            $15,293
                                                       =======
Exercise of stock options..................                          157,594   --           688          --        --
Tax effect of exercises....................                              --    --           909          --        --
Purchases and retirement of common shares..                         (167,200)  --        (2,254)         --        --
                                                                  ----------   ---      -------     --------     -----
Balances at January 31, 1999...............                       17,639,754     2       20,825       84,934      (467)
Net income.................................            $18,680           --    --           --        18,680       --
Foreign currency translation...............                 87           --    --           --           --         87
                                                       -------
Comprehensive income.......................            $18,767
                                                       =======
Exercise of stock options..................                          366,032   --         3,947          --        --
Tax effect of exercises....................                              --    --         1,623          --        --
Purchases and retirement of common shares..                         (647,600)  --        (8,715)         --        --
                                                                  ----------   ---      -------     --------     -----
Balances at January 31, 2000...............                       17,358,186     2       17,680      103,614      (380)
Net income.................................            $10,495           --    --           --        10,495       --
Foreign currency translation...............               (362)          --    --           --           --       (362)
Unrealized losses on marketable securities,
 net.......................................                (25)          --    --           --           --        (25)
                                                       -------
Comprehensive income.......................            $10,108
                                                       =======
Purchases and retirement of common shares..                         (104,700)  --        (1,412)         --        --
                                                                  ----------   ---      -------     --------     -----
Balances at January 31, 2001...............                       17,253,486   $ 2      $16,268     $114,109     $(767)
--------------------------------------------------
                                                                  ==========   ===      =======     ========     =====
                                                     Total
                                                    ---------
Balances at January 31, 1998...............         $ 90,658
Net income.................................           15,760
Foreign currency translation...............             (467)
                                                    ---------
Comprehensive income.......................
Exercise of stock options..................              688
Tax effect of exercises....................              909
Purchases and retirement of common shares..           (2,254)
                                                    ---------
Balances at January 31, 1999...............          105,294
Net income.................................           18,680
Foreign currency translation...............               87
Comprehensive income.......................
Exercise of stock options..................            3,947
Tax effect of exercises....................            1,623
Purchases and retirement of common shares..           (8,715)
                                                    ---------
Balances at January 31, 2000...............          120,916
Net income.................................           10,495
Foreign currency translation...............             (362)
Unrealized losses on marketable securities,
 net.......................................              (25)
Comprehensive income.......................
Purchases and retirement of common shares..           (1,412)
                                                    ---------
Balances at January 31, 2001...............         $129,612
--------------------------------------------------
                                                    =========

        The accompanying notes are an integral part of these statements.

                             URBAN OUTFITTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Fiscal Year Ended
                                                          January 31,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
Cash flows from operating activities:
Net income......................................... $10,495  $18,680  $15,760
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization....................  11,997    8,667    5,621
  Provision for losses of MXG Media, Inc...........     --     4,354       --
  Provision for deferred income taxes..............     199   (3,702)    (561)
  Recovery of bad debts............................     (18)     (85)     (13)
  Changes in assets and liabilities:
    Decrease (increase) in receivables.............   1,399       84     (314)
    Increase in inventories........................  (7,918)  (4,987)  (4,753)
    Decrease (increase) in prepaid expenses and
     other assets..................................     207   (3,266)     474
    Increase in payables, accrued expenses and
     other liabilities.............................   6,519    4,516   11,030
                                                    -------  -------  -------
  Net cash provided by operating activities........  22,880   24,261   27,244
                                                    -------  -------  -------
Cash flows from investing activities:
  Capital expenditures............................. (36,877) (38,149) (21,521)
  Purchases of marketable securities available-for-
   sale............................................    (600)  (6,872)  (3,110)
  Sales of marketable securities available-for-
   sale............................................  19,930    5,411    1,900
  Purchases of marketable securities held-to-
   maturity........................................     --    (5,287) (11,068)
  Maturities of marketable securities held-to-
   maturity........................................     --    11,856    9,886
  Advances to MXG Media, Inc.......................     --    (8,150)  (3,754)
  Repayment of advances by MXG Media, Inc..........     --     7,550      --
                                                    -------  -------  -------
  Net cash used in investing activities............ (17,547) (33,641) (27,667)
                                                    -------  -------  -------
Cash flows from financing activities:
    Exercise of stock options......................      --    5,570    1,597
    Purchases and retirement of common stock.......  (1,412)  (8,715)  (2,254)
                                                    -------  -------  -------
  Net cash used in financing activities............  (1,412)  (3,145)    (657)
                                                    -------  -------  -------
Effect of exchange rate changes on cash and cash
 equivalents.......................................    (362)      87     (467)
                                                    -------  -------  -------
Increase (decrease) in cash and cash equivalents...   3,559  (12,438)  (1,547)
Cash and cash equivalents at beginning of period...  12,727   25,165   26,712
                                                    -------  -------  -------
Cash and cash equivalents at end of period......... $16,286  $12,727  $25,165
                                                    =======  =======  =======
Supplemental cash flow information:
Cash paid during the year for:
    Interest....................................... $     9  $     7  $     6
                                                    =======  =======  =======
    Income taxes................................... $ 6,930  $18,423  $ 8,843
                                                    =======  =======  =======

        The accompanying notes are an integral part of these statements.

                            Urban Outfitters, Inc.

                  Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

1. Nature of Business

  Urban Outfitters, Inc. (the "Company" or "Urban Outfitters"), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the state of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, a catalog and two web sites. As of January 31, 2001 and 2000, the Company operated 68 and 57 stores, respectively. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,300 better specialty retailers worldwide.

2. Summary of Significant Accounting Policies

 Fiscal Year-End

  The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's "Fiscal 2001" ended on January 31, 2001.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Urban Outfitters, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents are defined as cash and highly liquid investments with original maturities of less than three months. At January 31, 2001 and 2000, cash and cash equivalents included cash on hand, cash in banks, money market accounts and short-term municipal bonds.

 Marketable Securities

  The Company's debt securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities as well as amortization on discounts and premiums is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at amortized cost, which approximates fair value, or are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders' equity, net of applicable taxes, until realized. Unrealized gains and losses, net of the related deferred taxes, have not been material. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. These amounts have not been material.

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)

 Inventories

  Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. The cost is determined on the first-in, first-out method and includes the cost of merchandise and freight.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over 39 years for buildings, 5 years for furniture and fixtures, the lesser of the lease term or useful life for leasehold improvements and 3 to 10 years for other operating equipment.

  The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company's long-lived assets as of January 31, 2001.

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

 Advertising

  The Company expenses the costs of advertising when the advertising occurs, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs reported as prepaid expenses were $1,100 and $1,642 as of January 31, 2001 and 2000, respectively. Advertising expenses were $9,171, $6,309 and $4,486 for the fiscal years ended January 31, 2001, 2000 and 1999, respectively.

 Start-up Costs

  The Company has adopted Financial Accounting Standards Board (FASB) Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which was effective for Fiscal 2000. The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs. Prior to Fiscal 2000, the Company deferred pre-operating costs until the store opened. The amounts deferred were then amortized over the lesser of six months or the remainder of the Company's fiscal year. This accounting change did not have a material effect on the Company's results or the presentation of comparable financial statements.

                            Urban Outfitters, Inc.

                (in thousands, except share and per share data)

 Web Site Development Costs

  In accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), the Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During Fiscal 2001 and Fiscal 2000, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material. No costs were incurred for web site development during Fiscal 1999.

 Income Taxes

  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated Federal income tax return.

 Net Income Per Share

  Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and the potential dilution that could occur if stock options were exercised (see Note 11).

 Accounting for Stock-Based Compensation

  The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 10).

 Accumulated Other Comprehensive Income (Loss)

  Comprehensive income is comprised of two subsets--net income and other comprehensive income (loss). Amounts in accumulated other comprehensive income
(loss) relate to foreign currency translation adjustments and unrealized losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes since these adjustments relate to indefinite investments in non-U.S. subsidiaries.

 Foreign Currency Translation

  The financial statements of the Company's foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss) within shareholders' equity. Transaction gains and losses are included in operating results and were not material in Fiscal 2001, 2000 or 1999.

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)

 Fair Value of Financial Instruments

  The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these assets and liabilities are considered to be representative of their respective fair values (see also "Marketable Securities" section above).

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution. Receivables with third party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company's allowance for doubtful accounts reflects current market conditions and management's assessment regarding the collectability of its receivables.

 Reclassifications

  Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

 Recent Accounting Pronouncements

  In July 2000, the Emerging Issues Task Force issued No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. As required, the Company adopted EITF 00-10 in its consolidated financial statements during the fourth quarter of Fiscal 2001 and has restated all comparative prior period financial statements.

  In its financial statements, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. Previously, the Company had offset shipping and handling revenues earned from its direct response (catalog and e-commerce) activities against shipping and handling costs incurred within cost of sales. Additionally, revenues earned from delivery transactions generated by retail stores were offset against store level costs within selling, general and administrative expenses. The Company's shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs. Absent adoption of EITF Issue No. 00-10, net sales and gross profit would have been $292,825 and $95,077 in Fiscal 2001, $276,106 and $104,450 in Fiscal 2000, and $208,969
and $78,618 in Fiscal 1999, respectively.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective in the fourth quarter of Fiscal 2000. The adoption had no material effect on the Company's financial position or results of operations.

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in Fiscal 2002. The Company currently enters into short-term

                            Urban Outfitters, Inc.

                (in thousands, except share and per share data)

foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of these contracts and related gains and losses have not been material. The adoption of SFAS No. 133 on February 1, 2001 did not have a significant effect on the financial position or results of operations of the Company.

3. Marketable Securities

  The amortized cost and estimated fair value of the marketable securities is as follows:

                                          January 31, 2001      January 31, 2000
                                          --------------------  -----------------
                                          Amortized    Fair     Amortized  Fair
                                             Cost     Value       Cost     Value
                                          ----------  --------  --------- -------
Current portion
 Held-to-maturity
  Tax-exempt municipal securities........   $    --   $    --    $ 5,938  $ 5,938
 Available-for-sale
  Tax-exempt municipal securities,
   putable...............................        339       314     5,287    5,312
                                            --------  --------   -------  -------
 Total current marketable securities.....        339       314    11,225   11,250
Noncurrent portion
 Held-to-maturity
  Tax-exempt municipal securities........        --        --      8,646    8,545
                                            --------  --------   -------  -------
Total marketable securities..............   $    339  $    314   $19,871  $19,795
                                            ========  ========   =======  =======

  During Fiscal 2001, the Company reclassified and liquidated held-to-maturity securities in the amount of $14,584 in order to provide the capital needed to continue its planned expansion as cash flows from operations were not sufficient to fund these expenditures. Losses incurred on the sales of these securities were not material.

4. Inventories

  Inventories are summarized as follows:

                                                                   January 31,
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
     Work-in-process............................................ $   592 $   191
     Finished goods.............................................  34,194  26,677
                                                                 ------- -------
       Total.................................................... $34,786 $26,868
                                                                 ======= =======

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)


5. Property and Equipment

  Property and equipment is summarized as follows:

                                                                January 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
     Land................................................... $    543  $    543
     Building...............................................    3,383     3,383
     Furniture and fixtures.................................   32,527    24,884
     Leasehold improvements.................................   89,120    64,863
     Other operating equipment..............................    7,484     4,899
     Construction in progress...............................    7,330     4,938
                                                             --------  --------
                                                              140,387   103,510
     Accumulated depreciation and amortization..............  (42,486)  (30,691)
                                                             --------  --------
       Total................................................ $ 97,901  $ 72,819
                                                             ========  ========

  Depreciation and amortization expense for property and equipment for the years ended January 31, 2001, 2000 and 1999 was $11,795, $8,097 and $5,594,
respectively.

6. Investment in MXG Media, Inc.

  As of January 31, 2000, the Company had invested approximately $2,000 in Series B Convertible Preferred Stock and $2,400 in convertible debentures of MXG Media, Inc. ("MXG"). MXG incurred losses from its inception, and, in accordance with the equity method of accounting, the Company recorded charges to earnings of $4,400 for its portion of operating losses related to the minority interest in MXG during Fiscal Year 2000. These charges in Fiscal 2000 fully reserved for the Company's investment, and the Company made no additional investments in Fiscal 2001 in MXG.

  On September 13, 2000, MXG ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. The Company does not expect to recover any material portion of its investment in MXG.

7. Accrued Expenses

  Accrued expenses consist of the following:

                                                                  January 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------- ------
     Accrued sales taxes........................................ $   748 $  819
     Accrued rents and related taxes............................   1,609  1,280
     Gift certificates and merchandise credits..................   2,168  1,853
     Accruals for construction..................................   2,297  1,727
     Accrued income taxes.......................................   2,480    759
     Other current liabilities..................................   2,854  2,460
                                                                 ------- ------
       Total.................................................... $12,156 $8,898
                                                                 ======= ======

                            Urban Outfitters, Inc.

                (in thousands, except share and per share data)

8. Line of Credit Facilities

  The Company has line of credit facilities, aggregating $26,200, available to facilitate letters of credit and cash advances. As of and during the twelve months ended January 31, 2001, 2000 and 1999, there were no borrowings. The credit facilities, which are discretionary, are unsecured and any cash borrowings under the facilities would accrue interest at a rate not to exceed LIBOR plus 1/2 of one percent. Outstanding letters of credit totaled $8,000 and $6,600 as of January 31, 2001 and January 31, 2000, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

9. Income Taxes

  The components of income before income taxes are as follows:

                                                  Fiscal Year Ended January 31,
                                                  ------------------------------
                                                    2001       2000      1999
                                                  ---------  --------- ---------
     Domestic.................................... $  18,328  $  34,520 $  25,617
     Foreign.....................................      (541)       329     1,095
                                                  ---------  --------- ---------
                                                    $17,787  $  34,849 $  26,712
                                                  =========  ========= =========

  The components of the provision for income taxes are as follows:

                                               Fiscal Year Ended January 31,
                                              ---------------------------------
                                                2001        2000        1999
                                              ---------  ----------  ----------
     Current:
       Federal............................... $   6,303  $   14,104  $    9,069
       State.................................       675       5,061       1,955
       Foreign...............................       115         706         489
                                              ---------  ----------  ----------
                                                  7,093      19,871      11,513
                                              =========  ==========  ==========
     Deferred:
       Federal...............................       (77)     (3,865)       (494)
       State.................................       728      (1,406)        (98)
       Foreign...............................      (327)       (249)         31
                                              ---------  ----------  ----------
                                                    324      (5,520)       (561)
                                                         ==========  ==========
     Change in valuation allowances..........      (125)      1,818         --
                                              ---------  ----------  ----------
                                              $   7,292  $   16,169  $   10,952
                                              =========  ==========  ==========

  The effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

                                           Fiscal Year Ended January 31,
                                           ---------------------------------
                                             2001        2000        1999
                                           ---------   ---------   ---------
     Expected provision at federal
      statutory rate......................        35%         35%         35%
     State and local income taxes, net of
      federal tax benefit.................         7           7           6
     Expenses relating to provision for
      investment in MXG Media, Inc., and
      other...............................        (1)          4         --
                                           ---------   ---------   ---------
     Effective rate.......................        41%         46%         41%
                                           =========   =========   =========

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)

  The significant components of deferred tax assets and liabilities at January 31, 2001 and 2000 are as follows:

                                                              2001     2000
                                                             -------  -------
       Deferred tax liability:
         Prepaid expenses................................... $  (342) $   (82)
       Deferred tax assets:
         Depreciation and deferred rent.....................   5,487    4,860
         Inventory..........................................   2,814    2,998
         Provision for investment in MXG Media, Inc.........     883    1,818
         Accounts receivable................................     368      216
         Net operating loss carryforwards...................     810      481
         Accrued salaries and benefits, and other...........      --       53
                                                             -------  -------
       Gross deferred tax assets, before valuation
        allowances..........................................  10,020   10,344
       Valuation allowances.................................  (1,693)  (1,818)
                                                             -------  -------
       Net deferred tax assets.............................. $ 8,327  $ 8,526
                                                             =======  =======

  At January 31, 2001, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $2,436 that do not expire. During Fiscal 2001, the Company provided a full valuation allowance for these net operating loss carryforwards. At January 31, 2001 and 2000, the noncurrent portion of deferred tax assets aggregating $5,486 and $5,579, respectively, is included in other assets.

  The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $1,706 as of January 31, 2001. These earnings are deemed to be permanently reinvested to finance growth programs.

  In Fiscal 2000, the Company provided a full valuation allowance for deferred tax assets relating to its provision for investment in MXG Media, Inc. In Fiscal 2001, the valuation has been reduced by $935 to reflect the tax benefit of the direct write-off of MXG Media, Inc. debentures.

10. Stock Option Plans

  At the May 23, 2000 Annual Shareholder's Meeting, adoption of the Company's 2000 Stock Incentive Plan (the "2000 Plan") was approved. The 2000 Plan authorizes up to an aggregate of 1,250,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. In addition, incentive stock options or nonqualified stock options can be granted under the 1997 Stock Option Plan (the "1997 Plan") which authorizes up to an aggregate of 1,250,000 common shares. The vesting periods for the 1997 Plan and the 2000 Plan can range from one to ten years. The 1997 Plan replaced the previous 1987, 1992 and 1993 Plans (the "superceded plans") which were precluded from making additional grants due either to expiration or insufficient available shares. Individual grants outstanding under certain of the superseded plans, however, have expiration dates, which extend into the year 2008. As of January 31, 2001, 1,250,000 and 186,000 shares of common stock were available for grant under the 2000 Plan and the 1997 Plan, respectively.

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)


  Information regarding these option plans is as follows:

                               Fiscal 2001               Fiscal 2000               Fiscal 1999
                         ------------------------- ------------------------- -------------------------
                                       Weighted                  Weighted                  Weighted
                                       Average                   Average                   Average
     Fixed Options        Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
     -------------       ---------  -------------- ---------  -------------- ---------  --------------
Options outstanding at
 beginning of year...... 1,494,800      $15.31     1,702,500      $12.63     1,305,094      $10.60
Options granted.........   242,000        9.36       334,500       21.71       565,500       15.10
Options exercised.......       --          --       (366,032)      10.78      (157,594)       4.37
Options canceled........  (282,800)      12.01      (176,168)      11.35       (10,500)      12.61
                         ---------                 ---------                 ---------
Options outstanding at
 end of year............ 1,454,000       14.92     1,494,800       15.31     1,702,500       12.63
                         =========                 =========                 =========
Options exercisable at
 end of year............   610,600       15.27       442,233       13.34       614,999       11.81
                         =========                 =========                 =========
Weighted average fair
 value of grants per
 share.................. $    5.85                 $   13.20                 $    8.49
                         =========                 =========                 =========

  The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2001:

                            Options Outstanding            Options Exercisable
                   -------------------------------------- ---------------------
                                  Wtd. Avg.     Wtd. Avg.             Wtd. Avg.
     Range of        Amount       Remaining     Exercise    Amount    Exercise
 Exercise Prices   Outstanding Contractual Life   Price   Outstanding   Price
 ---------------   ----------- ---------------- --------- ----------- ---------
 $ 5.51 -- $ 8.27      27,500        9.9         $ 7.32         --     $  --
 $ 8.27 -- $11.03     253,000        8.1           9.24      60,000      9.58
 $11.03 -- $13.78     238,000        3.8          11.72     210,000     11.61
 $13.78 -- $16.54     635,000        7.5          14.71     163,500     14.88
 $16.54 -- $19.29      85,000        7.3          17.17      62,000     16.91
 $19.29 -- $22.05      40,000        5.3          20.88      40,000     20.88
 $24.80 -- $27.56     175,500        8.3          26.92      75,100     26.53
                    ---------                               -------
                    1,454,000                     14.92     610,600     15.27
                    =========                               =======

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)


  The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been reduced in Fiscal 2001, 2000 and 1999 as follows:

                                                          For the year ended
                                                              January 31,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
Net income--as reported................................ $10,495 $18,680 $15,760
Net income--pro forma.................................. $ 8,806 $16,460 $14,412
Net income per share--basic--as reported............... $  0.61 $  1.07 $  0.89
Net income per share--diluted--as reported............. $  0.61 $  1.05 $  0.88
Net income per share--basic--pro forma................. $  0.51 $  0.94 $  0.81
Net income per share--diluted--pro forma............... $  0.51 $  0.92 $  0.80

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             Fiscal 2001 Fiscal 2000 Fiscal 1999
                                             ----------- ----------- -----------
     Expected life..........................  7.1 years   6.7 years   7.0 years
     Risk-free interest rate................       6.2%        5.7%        5.8%
     Volatility.............................      53.1%       53.8%       50.0%
     Dividend rate..........................         0%          0%          0%

11. Net Income Per Share

  The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted earnings per share ("EPS").

                                               Fiscal Year Ended January 31,
                                              --------------------------------
                                                 2001       2000       1999
                                              ---------- ---------- ----------
     Basic weighted average shares
      outstanding............................ 17,257,186 17,531,971 17,702,922
     Effect of dilutive options..............     17,644    312,385    226,187
                                              ---------- ---------- ----------
     Diluted weighted average shares
      outstanding............................ 17,274,830 17,844,356 17,929,109
                                              ========== ========== ==========

  Options to purchase 1,426,500 shares ranging in price from $8.27 to $27.56 were outstanding as of January 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

  Options to purchase 50,000 shares at $27.56 per share, 40,000 shares at $20.88 per share, 50,000 shares at $26.19 per share and 95,500 shares at $26.99 per share were outstanding as of January 31, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

                            Urban Outfitters, Inc.

                (in thousands, except share and per share data)


  Options to purchase 40,000 shares at $20.88 per share and 10,000 shares at $17.69 per share were outstanding as of January 31, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

12. Commitments and Contingencies

 Leases

  The Company leases its stores under noncancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

     Fiscal Year
     -----------
     2002............................................................. $ 30,300
     2003.............................................................   31,969
     2004.............................................................   31,591
     2005.............................................................   30,817
     2006.............................................................   28,787
     Thereafter.......................................................  141,344
                                                                       --------
     Total minimum lease payments..................................... $294,808
                                                                       ========

  Subsequent to year end, the Company entered into leases for additional locations. Commitments related to these leases are included above.

  The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels.

  Rent expense consisted of the following:

                                                            Fiscal Year Ended
                                                               January 31,
                                                         -----------------------
                                                          2001    2000    1999
                                                         ------- ------- -------
     Minimum rentals...................................  $25,651 $18,591 $14,110
     Contingent rentals................................      173     441     484
                                                         ------- ------- -------
       Total ..........................................  $25,824 $19,032 $14,594
                                                         ======= ======= =======

 Benefit Plan

  The Urban Outfitters 401(k) Savings Plan (known as the Urban Outfitters, Inc. Profit-Sharing Fund prior to July 1, 1999) covers all employees who are at least 18 years of age and have completed six months of service. Under the plan, employees can defer 1% to 20% of compensation as defined. The Company will make matching contributions of $0.25 per employee contribution dollar on the first 6% of employee contribution. The employees' contribution is 100% vested while the Company's matching contribution vests at 20% per year of employee service. The Company's contributions were $258, $142 and $198 for Fiscal 2001, 2000 and 1999 respectively.

 Contingencies

  The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)


13. Segment Reporting

  Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 68 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment accounted for over 90% of total consolidated sales for Fiscal 2001, 2000 and 1999. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,300 better specialty retailers worldwide.

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

                             Urban Outfitters, Inc.

                (in thousands, except share and per share data)


  The accounting policies of the operating segments are the same as the policies described in Note 2, "Summary of Significant Accounting Policies". A summary of the information about the Company's operations by segment is as follows:

                                                          Fiscal Year
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Net sales
Retail operations................................. $274,724  $255,782  $189,930
Wholesale operations..............................   26,114    25,718    23,652
Intersegment elimination..........................   (5,505)   (3,387)   (3,717)
                                                   --------  --------  --------
Total net sales................................... $295,333  $278,113  $209,865
                                                   ========  ========  ========
Income from operations
Retail operations................................. $ 17,466  $ 36,092  $ 25,058
Wholesale operations..............................    4,065     4,063     2,261
Intersegment elimination..........................   (1,170)     (683)     (598)
                                                   --------  --------  --------
Total segment operating income....................   20,361    39,472    26,721
General corporate expenses........................   (2,483)   (1,907)   (1,604)
                                                   --------  --------  --------
Total income from operations...................... $ 17,878  $ 37,565  $ 25,117
                                                   ========  ========  ========
Depreciation and amortization expense
Retail operations................................. $ 11,794  $  8,473  $  5,409
Wholesale operations..............................      202       193       211
Corporate.........................................        1         1         1
                                                   --------  --------  --------
Total depreciation and amortization expense....... $ 11,997  $  8,667  $  5,621
                                                   ========  ========  ========
Inventory
Retail operations................................. $ 31,845  $ 25,217  $ 19,397
Wholesale operations..............................    2,941     1,651     2,484
                                                   --------  --------  --------
Total inventory................................... $ 34,786  $ 26,868  $ 21,881
                                                   ========  ========  ========
Property and equipment, net
Retail operations................................. $ 96,890  $ 71,805  $ 42,230
Wholesale operations..............................    1,010     1,013       835
Corporate.........................................        1         1         1
                                                   --------  --------  --------
Property and equipment, net....................... $ 97,901  $ 72,819  $ 43,066
                                                   ========  ========  ========
Capital expenditures
Retail operations................................. $ 36,697  $ 37,797  $ 21,373
Wholesale operations..............................      180       352       148
                                                   --------  --------  --------
Total capital expenditures........................ $ 36,877  $ 38,149  $ 21,521
                                                   ========  ========  ========