Form 10-Q
period 2001-04-30
URBAN OUTFITTERS INC
filed 2001-06-13
CIK 912615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended April 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                                            Number of Shares Outstanding
    Title of Each Class of Common Stock           at June 8, 2001
    -----------------------------------     ----------------------------
Common Shares, par value, $.0001 per share           17,263,486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         Page
                                                                         -----
                      PART I Financial Information


 Item 1. Financial Statements


         Condensed Consolidated Balance Sheets at April 30, 2001,
          January 31, 2001, and April 30, 2000 (Unaudited).............    3


         Condensed Consolidated Statements of Income for the three 4
          months ended April 30, 2001 and 2000 (Unaudited).............    4


         Condensed Consolidated Statements of Shareholders' Equity for
          the three months ended April 30, 2001 and 2000 (Unaudited)...    5

         Condensed Consolidated Statements of Cash Flows for the three
          months ended April 30, 2001 and 2000 (Unaudited).............    6

         Notes to Condensed Consolidated Financial Statements..........   7-10

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  10-14

 Item 3. Quantitative and Qualitative Disclosure about Market Risk.....   14


                        PART II Other Information


 Item 6. Exhibits and Reports on Form 8-K..............................   14


 SIGNATURES.............................................................  15

                             URBAN OUTFITTERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                 April    January 31,  April
                                                30, 2001     2001     30, 2000
                                                --------  ----------- --------
                    ASSETS
                    ------


Current assets:
  Cash and cash equivalents.................... $  9,795   $ 16,286   $  8,474
  Marketable securities........................      332        314     10,584
  Accounts receivable, net of allowance for
   doubtful accounts of $536,$500 and $541,
   respectively................................    5,558      3,444      6,369
  Inventories..................................   41,903     34,786     33,023
  Prepaid expenses and other current assets....   10,242     10,143      6,343
                                                --------   --------   --------
Total current assets...........................   67,830     64,973     64,793
Property and equipment, net....................   99,325     97,901     76,208
Marketable securities..........................      --         --       8,646
Other assets...................................    6,139      5,842      5,953
                                                --------   --------   --------
                                                $173,294   $168,716   $155,600
                                                ========   ========   ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------


Current Liabilities:
  Accounts payable............................. $ 22,243   $ 19,387   $ 17,379
  Accrued expenses and other current
   liabilities.................................   14,283     13,931     11,177
                                                --------   --------   --------
Total current liabilities......................   36,526     33,318     28,556
  Deferred rent................................    6,257      5,786      4,685
                                                --------   --------   --------
Total liabilities..............................   42,783     39,104     33,241


Shareholders' equity:
  Preferred shares; $.0001 par value,
   10,000,000 authorized, none issued..........      --         --         --
  Common shares; $.0001 par value, 50,000,000
   shares authorized, 17,253,486, issued and
   outstanding.................................        2          2          2
  Additional paid-in capital...................   16,268     16,268     16,268
  Retained earnings............................  115,260    114,109    106,604
  Accumulated other comprehensive loss.........   (1,019)      (767)      (515)
                                                --------   --------   --------
    Total shareholders' equity.................  130,511    129,612    122,359
                                                --------   --------   --------
                                                $173,294   $168,716   $155,600
                                                ========   ========   ========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                         Three Months Ended
                                                              April 30,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
Net sales..............................................    $71,834     $65,950
Cost of sales, including certain buying, distribution
 and occupancy costs...................................     50,274      42,684
                                                        ----------  ----------
  Gross profit.........................................     21,560      23,266
Selling, general and administrative expenses...........     19,512      18,255
                                                        ----------  ----------
  Income from operations...............................      2,048       5,011
Other income (expense), net............................       (113)        100
                                                        ----------  ----------
  Income before income taxes...........................      1,935       5,111
Income tax expense.....................................        784       2,121
                                                        ----------  ----------
  Net income...........................................    $ 1,151     $ 2,990
                                                        ==========  ==========
Net income per common share:
  Basic................................................    $  0.07     $  0.17
                                                        ==========  ==========
  Diluted..............................................    $  0.07     $  0.17
                                                        ==========  ==========
Weighted average common shares outstanding:
  Basic................................................ 17,253,486  17,268,287
                                                        ==========  ==========
  Diluted.............................................. 17,292,362  17,312,167
                                                        ==========  ==========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)

                                         Common Shares
                                        -----------------
                                                                               Accumulated
                                                          Additional              Other
                          Comprehensive Number of    Par   Paid-in   Retained Comprehensive
                             Income       Shares    Value  Capital   Earnings     Loss       Total
                          ------------- ----------  ----- ---------- -------- ------------- --------
Balances at February 1,
 2001...................                17,253,486   $ 2   $16,268   $114,109    $  (767)   $129,612
Net income..............     $1,151            --    --        --       1,151        --        1,151
Foreign currency
 translation adjustment,
 net....................       (270)           --    --        --         --        (270)       (270)
Change in unrealized net
 losses on marketable
 securities.............         18            --    --        --         --          18          18
                             ------
Comprehensive income....     $  899
                             ======
                                        ----------   ---   -------   --------    -------    --------
Balances at April 30,
 2001...................                17,253,486   $ 2   $16,268   $115,260    $(1,019)   $130,511
                                        ==========   ===   =======   ========    =======    ========
Balances at February 1,
 2000...................                17,358,186   $ 2   $17,680   $103,614    $  (380)   $120,916
Net income..............     $2,990            --    --        --       2,990        --        2,990
Foreign currency
 translation adjustment,
 net....................       (135)           --    --        --         --        (135)       (135)
                             ------
Comprehensive income....     $2,855
                             ======
Purchases and retirement
 of common shares.......                  (104,700)  --     (1,412)       --         --       (1,412)
                                        ----------   ---   -------   --------    -------    --------
Balances at April 30,
 2000...................                17,253,486   $ 2   $16,268   $106,604    $  (515)   $122,359
                                        ==========   ===   =======   ========    =======    ========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                               Three Months
                                                              Ended April 30,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $ 1,151  $ 2,990
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization............................   3,647    2,396
    Changes in assets and liabilities:
      Increase in receivables................................  (2,114)  (1,544)
      Increase in inventories................................  (7,117)  (6,155)
      (Increase) decrease in prepaid expenses and other
       assets................................................    (396)   4,095
      Increase in payables, accrued expenses and other
       liabilities...........................................   3,679      656
                                                              -------  -------
        Net cash (used in) provided by operating activities..  (1,150)   2,438
                                                              -------  -------
Cash flows from investing activities:
  Capital expenditures.......................................  (5,071)  (5,722)
  Purchases of marketable securities.........................     --      (500)
  Sales and maturities of marketable securities..............     --     1,078
                                                              -------  -------
        Net cash used in investing activities................  (5,071)  (5,144)
                                                              -------  -------
Cash flows from financing activities:
  Purchases and retirement of common stock...................     --    (1,412)
                                                              -------  -------
        Net cash used in financing activities................     --    (1,412)
                                                              -------  -------
Effect of exchange rate changes on cash and cash
 equivalents.................................................    (270)    (135)
                                                              -------  -------
Decrease in cash and cash equivalents........................  (6,491)  (4,253)
Cash and cash equivalents at beginning of period.............  16,286   12,727
                                                              -------  -------
Cash and cash equivalents at end of period................... $ 9,795  $ 8,474
                                                              =======  =======


                             See accompanying notes

                            URBAN OUTFITTERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission on April 16, 2001.

   Certain prior period amounts have been reclassified to conform to the current year's presentation.

2. Marketable Securities

   Marketable securities are classified as follows:

                              April 30, 2001 January 31, 2001 April 30, 2000
                              -------------- ---------------- --------------
                                              (in thousands)
   Current portion
     Held-to-maturity........     $ --            $ --           $ 8,257
     Available-for-sale......       332             314            2,327
                                  -----           -----          -------
                                    332             314           10,584
   Noncurrent portion
     Held-to-maturity........       --              --             8,646
                                  -----           -----          -------
   Total marketable
    securities...............     $ 332           $ 314          $19,230
                                  =====           =====          =======

   The difference between the fair market value and amortized cost of marketable securities is immaterial.

                            URBAN OUTFITTERS, INC.

3. Net Income Per Share

   The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

   Options to purchase 1,123,500 and 1,044,500 shares were outstanding at April 30, 2001 and 2000, respectively, but were not included in the computation of EPS because their effect would be antidilutive.

4. Segment Reporting

   Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 73 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 2001. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,300 better specialty stores worldwide.

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

                                                                Three months
                                                               ended April 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Net Sales
     Retail operations........................................ $67,428  $59,606
     Wholesale operations.....................................   5,229    7,490
     Intersegment elimination.................................   ( 823)  (1,146)
                                                               -------  -------
     Total net sales.......................................... $71,834  $65,950
                                                               =======  =======
   Income from operations
     Retail operations........................................ $ 2,862  $ 4,188
     Wholesale operations.....................................     (23)   1,637
     Intersegment elimination.................................    (164)    (262)
                                                               -------  -------
     Total segment operating income...........................   2,675    5,563
     General corporate expenses...............................    (627)    (552)
                                                               -------  -------
     Total income from operations............................. $ 2,048  $ 5,011
                                                               =======  =======

                                April 30, 2001 January 31, 2001 April 30, 2000
                                -------------- ---------------- --------------
   Property and equipment, net
     Retail operations.........    $98,347         $96,890         $75,209
     Wholesale operations......        977           1,010             998
     Corporate.................          1               1               1
                                   -------         -------         -------
     Total property and
      equipment, net...........    $99,325         $97,901         $76,208
                                   =======         =======         =======
   Inventories
     Retail operations.........    $39,692         $31,845         $31,880
     Wholesale operations......      2,211           2,941           1,143
                                   -------         -------         -------
     Total inventories.........    $41,903         $34,786         $33,023
                                   =======         =======         =======

5. Common Stock Purchase and Retirement

   In February 2000, the Company purchased and retired 104,700 shares of its common stock at a cost of $1.4 million, in open market transactions, pursuant to a Board resolution adopted in January 2000. This resolution authorizes the Company to purchase up to 1,000,000 shares of the Company's common stock, from time-to-time, based on prevailing market conditions. As of April 30, 2001, up to 880,500 additional shares are authorized for purchase under the January 2000 buy-back plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    GENERAL

   This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic conditions and the resultant impact on consumer spending patterns, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

   Thus far this fiscal year, the Company has opened three new Urban Retail stores and two new Anthropologie stores. Management plans to open approximately five or six additional stores during the fiscal year.

                             RESULTS OF OPERATIONS

   The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's "Fiscal 2002" ("FY 2002") will end on January 31, 2002. This discussion of results of operations addresses the first quarter of FY 2002 and FY 2001.

   The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                                   Three
                                                                  Months
                                                                Ended April
                                                                    30,
                                                                -------------
                                                                2001    2000
                                                                -----   -----
   Net sales................................................... 100.0 % 100.0%
   Cost of sales, including certain buying, distribution and
    occupancy costs............................................  70.0 %  64.7%
                                                                -----   -----
     Gross profit..............................................  30.0 %  35.3%
   Selling, general and administrative expenses................  27.2 %  27.7%
                                                                -----   -----
     Income from operations....................................   2.8 %   7.6%
   Other income (expense), net.................................  (0.1)%   0.1%
                                                                -----   -----
     Income before income taxes................................   2.7 %   7.7%
   Income tax expense..........................................   1.1 %   3.2%
                                                                -----   -----
     Net income................................................   1.6 %   4.5%
                                                                =====   =====

    FIRST QUARTER ENDED APRIL 30, 2001 COMPARED TO THE FIRST QUARTER ENDED
                                APRIL 30, 2000

   Net sales increased during the first quarter ended April 30, 2001 to $71.8 million, up 8.9% from $66.0 million for the same quarter last year. The $5.8 million increase over the prior year's first quarter was primarily the result of new and noncomparable store sales increases of $9.7 million along with direct response sales increases of $0.6 million. These increases more than offset the 5.0% comparable store sales decrease and the 31.0% decrease in Wholesale segment sales due to what Management believes was a lackluster response to the Company's fashion offerings and production problems with the Spring line.

   The Company's gross profit margin, expressed as a percentage of sales, decreased to 30.0% from 35.3% for the comparable period last year. This decrease was primarily caused by: (1) increased occupancy costs of noncomparable and new stores and the impact of occupancy costs as a result of the negative comparable store sales results, which combined to reduce gross profit, expressed as a percentage of consolidated sales, by 3.3%; (2) increased markdowns of Wholesale segment Spring and Summer inventories, which, expressed as a percentage of consolidated sales, accounted for 1.2% of the decline; and (3) a reduction of retail store gross margins due to a small change in mix toward branded goods carrying a slightly lower initial markon, which were offset, in part, by a reduction in clearance markdowns.

   Selling, general and administrative expenses, expressed as a percentage of sales, for the quarter ended April 30, 2001 decreased to 27.2% compared to 27.7% for the same quarter last year.

Anthropologie direct response operations experienced a decrease in operating expenses for the quarter primarily due to the timing of the recognition of catalog production and distribution costs related to the first quarter's Spring and Summer books versus the same books in last year's comparable quarter. For the Retail store operations, the Company's cost control efforts reduced expense levels despite the comparable store sales decrease, resulting in a decrease in expenses as a percentage of sales.

   Net income for the quarter ended April 30, 2001 was $1.2 million versus $3.0 million for the comparable quarter last year.

                        LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and marketable securities were $10.1 million at April 30, 2001, as compared to $16.6 million at January 31, 2001 and $27.7 million at April 30, 2000. The Company's net working capital was $31.3 million at April 30, 2001, as compared to $31.7 million at January 31, 2001 and $36.2 million at April 30, 2000. The decrease in cash, cash equivalents and marketable securities at April 30, 2001 from year end principally reflects the increase in inventory for new stores and the funding of FY 2002's capital expenditures for new store construction. Cash requirements for these activities more than offset other cash generated from operations.

   Total inventories at April 30, 2001 increased by 26.9% versus the comparable period end last year, principally attributable to the increase in the number of retail stores. Direct response inventories are higher to support the Anthropologie web site's higher sales, the addition of a May 1st catalog mailing for Anthropologie and the addition of the Urban web site. Wholesale inventories increased primarily due to higher levels of in-transit Transitional and Fall merchandise. Comparable store inventories at April 30, 2001 were 9% below last year's levels. This reduction was slightly greater than the Company's plan.

   The Company expects that capital expenditures for the current year will not exceed $25 million. Management believes that existing cash and investments at April 30, 2001, as well as cash from future operations and available credit under the Company's line of credit facilities will be sufficient to meet the Company's cash needs through the end of the next fiscal year.

   Accrued expenses and other current liabilities increased to $14.3 million as of April 30, 2001 from $11.2 million at April 30, 2000. The increase in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to a change in the timing of income tax payments.

   The Company has line of credit facilities aggregating $26.2 million, available to facilitate letter of credit transactions and cash borrowings. As of and during the three months ended April 30, 2001, there were no borrowings. Outstanding letters of credit totaled $11.4 million, $8.0 million and $11.3 million at April 30, 2001, January 31, 2001 and April 30, 2000, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

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

Seasonality and Quarterly Results

   While Urban Outfitters has been profitable in each of its last 45 operating quarters, its operating results are subject to seasonal fluctuations. While the Company's negative comparable store sales trend has continued since April 30, 2001, the Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations.

   The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by store expansions and the integration of new stores into the operations of the Company or by the size and timing of mailings and web site traffic for the Company's direct response operations. Fluctuations in the bookings and shipments of Wholesale merchandise between quarters can also have substantial positive or negative effects on earnings during the quarters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   The Company is exposed to the following types of market risks -fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe. As explained in the section above on "Recent Accounting Pronouncements," market risks are further limited by the Company's purchase of foreign currency forward exchange contracts.

   Since the Company has not been a borrower thus far this year, its exposure to interest rate fluctuations has been limited to the impact on its holdings. The impact of a hypothetical two percent increase or decrease in prevailing interest rates would not materially affect the Company's consolidated financial position or results of operations.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

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

Dated: June 12, 2001