Form 10-Q
period 2001-07-31
URBAN OUTFITTERS INC
filed 2001-09-14
CIK 912615

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------


                                    FORM 10-Q

    [X]        QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2001

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
                       Yes      X       No
                           -----------     ------------


                                                    Number of Shares Outstanding
Title of Each Class of Common Stock                     at September 14, 2001
-----------------------------------                     ---------------------
Common Shares, par value, $.0001 per share                    17,263,486

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----
        PART I Financial Information
        ------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at July 31, 2001,
        January 31, 2001, and July 31, 2000 (Unaudited)                       3

        Condensed Consolidated Statements of Income for the three and
        six months ended July 31, 2001 and 2000 (Unaudited)                   4

        Condensed Consolidated Statements of Shareholders' Equity for
        the six months ended July 31, 2001 and 2000 (Unaudited)               5

        Condensed Consolidated Statements of Cash Flows for the six
        months ended July 31, 2001 and 2000 (Unaudited)                       6

        Notes to Condensed Consolidated Financial Statements             7 - 10

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11 -14

Item 3. Quantitative and Qualitative Disclosure about Market Risk            14


        PART II Other Information
        -------

Item 6. Exhibits and Reports on Form 8-K                                     15


SIGNATURES                                                                   16

                             URBAN OUTFITTERS, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                                                    July 31,       January 31      July 31,
                                                                                      2001            2001           2000
                                                                                 -------------  --------------  ------------
                                    ASSETS
                                    ------
Current assets:
        Cash and cash equivalents                                                    $ 10,633       $ 16,286        $ 6,846
        Marketable securities                                                             339            314          8,319
        Accounts receivable, net of allowance for doubtful accounts of
           $512, $500, and $509, respectively                                           5,526          3,444          5,922
        Inventories                                                                    47,446         34,786         41,548
        Prepaid expenses and other current assets                                       8,552         10,143          7,841
                                                                                 -------------  -------------  -------------

Total current assets                                                                   72,496         64,973         70,476
Property and equipment, net                                                           103,045         97,901         84,105
Other assets                                                                            6,135          5,842          5,946
                                                                                 -------------  -------------  -------------
                                                                                    $ 181,676      $ 168,716      $ 160,527
                                                                                 =============  =============  =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
        Accounts payable                                                             $ 26,360       $ 19,387       $ 22,421
        Accrued expenses and other current liabilities                                 14,718         13,931          9,280
                                                                                 -------------  -------------  -------------
Total current liabilities                                                              41,078         33,318         31,701
Deferred rent                                                                           6,911          5,786          5,040
                                                                                 -------------  -------------  -------------
Total liabilities                                                                      47,989         39,104         36,741
                                                                                 -------------  -------------  -------------

Commitments and contingencies

Shareholders' equity:
        Preferred shares; $.0001 par value, 10,000,000 shares authorized,
           none issued                                                                      -              -              -
        Common shares; $.0001 par value, 50,000,000 shares authorized,
           17,263,486, 17,253,486, and 17,253,486 issued and outstanding,
           respectively                                                                     2              2              2
        Additional paid-in capital                                                     16,367         16,268         16,268
        Retained earnings                                                             118,417        114,109        108,341
        Accumulated other comprehensive loss                                           (1,099)          (767)          (825)
                                                                                 -------------  -------------  -------------

Total shareholders' equity                                                            133,687        129,612        123,786
                                                                                 -------------  -------------  -------------
                                                                                    $ 181,676      $ 168,716      $ 160,527
                                                                                 =============  =============  =============




                             See accompanying notes

                              URBAN OUTFITTERS, INC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                                          Three Months                       Six Months
                                                                         Ended July 31,                    Ended July 31,
                                                                  --------------------------------------------------------------
                                                                      2001           2000               2001           2000
                                                                  -------------- --------------     -------------  -------------
Net sales                                                              $ 80,395       $ 66,728         $ 152,229      $ 132,678

Cost of sales, including certain buying, distribution
   and occupancy costs                                                   54,451         46,880           104,725         89,563
                                                                  -------------- --------------     -------------  -------------

        Gross profit                                                     25,944         19,848            47,504         43,115

Selling, general and administrative expenses                             20,497         16,838            40,009         35,093
                                                                  -------------- --------------     -------------  -------------

        Income from operations                                            5,447          3,010             7,495          8,022

Other income (expense), net                                                (141)           (41)             (254)            59
                                                                  -------------- --------------     -------------  -------------

        Income before income taxes                                        5,306          2,969             7,241          8,081

Income tax expense                                                        2,149          1,232             2,933          3,354
                                                                  -------------- --------------     -------------  -------------
        Net income                                                      $ 3,157        $ 1,737           $ 4,308        $ 4,727
                                                                  ============== ==============     =============  =============

Net income per common share:

        Basic                                                            $ 0.18         $ 0.10            $ 0.25         $ 0.27
                                                                  ============== ==============     =============  =============
        Diluted                                                          $ 0.18         $ 0.10            $ 0.25         $ 0.27
                                                                  ============== ==============     =============  =============

Weighted average common shares outstanding:

        Basic                                                        17,260,798     17,253,486        17,257,222     17,260,805
                                                                  ============== ==============     =============  =============
        Diluted                                                      17,338,819     17,254,799        17,308,818     17,269,745
                                                                  ============== ==============     =============  =============


                             See accompanying notes

                              URBAN OUTFITTERS, INC

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)

                               Comprehensive Income     Common Shares
                              ---------------------- --------------------
                                                                                                    Accumulated
                                                                         Additional                    Other
                                         Year-to-   Number of      Par      Paid-in    Retained     Comprehensive
                              Quarter      Date       Shares      Value    Capital     Earnings         Loss           Total
                              --------- ---------- ------------- ------- ------------ ----------- ----------------- ------------

Balances at February 1, 2001                         17,253,486     $ 2     $ 16,268   $ 114,109            $ (767)   $ 129,612
Net Income                     $ 3,157    $ 4,308                                          4,308                          4,308
Foreign currency translation
      adjustments, net             (87)      (357)                                                            (357)        (357)
Change in unrealized net losses
      on marketable securities       7         25                                                               25           25

                              --------- ----------
Comprehensive income           $ 3,077    $ 3,976
                              ========= ==========
Exercise of stock options                                10,000                   99                                         99
                                                   ------------- ------- ------------ ----------- ----------------- ------------
Balances at July 31, 2001                            17,263,486     $ 2     $ 16,367   $ 118,417          $ (1,099)   $ 133,687
                                                   ============= ======= ============ =========== ================= ============


Balances at February 1, 2000                         17,358,186     $ 2     $ 17,680   $ 103,614            $ (380)   $ 120,916
Net Income                     $ 1,737    $ 4,727                                          4,727                          4,727
Foreign currency translation
      adjustments, net            (221)      (356)                                                            (356)        (356)
Change in unrealized net losses
      on marketable securities     (89)       (89)                                                             (89)         (89)
                              --------- ----------
Comprehensive income           $ 1,427    $ 4,282
                              ========= ==========
Purchases and retirements
      of common shares                                 (104,700)              (1,412)                                    (1,412)
                                                   ------------- ------- ------------ ----------- ----------------- ------------
Balances at July 31, 2000                            17,253,486     $ 2     $ 16,268   $ 108,341            $ (825)   $ 123,786
                                                   ============= ======= ============ =========== ================= ============


                             See accompanying notes

                              URBAN OUTFITTERS, INC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                               Six Months Ended July 31,
                                                                                               -----------------------
                                                                                                 2001         2000
                                                                                               ----------   ----------
Cash flows from operating activities:
        Net income                                                                               $ 4,308      $ 4,727
        Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                                     7,412        5,347
                 Changes in assets and liabilities:
                    Increase in receivables                                                       (2,087)      (1,097)
                    Increase in inventories                                                      (12,696)     (14,680)
                    Decrease in prepaid expenses and other assets                                  1,272        2,604
                    Increase in payables, accrued expenses and other liabilities                   8,958        4,156
                                                                                               ----------   ----------
                        Net cash provided by operating activities                                  7,167        1,057
                                                                                               ----------   ----------
Cash flows from investing activities:
        Capital expenditures                                                                     (12,820)     (16,481)
        Purchases of marketable securities                                                             -         (500)
        Sales and maturities of marketable securities                                                  -       11,811
                                                                                               ----------   ----------
                        Net cash used in investing activities                                    (12,820)      (5,170)
                                                                                               ----------   ----------
Cash flows from financing activities:
        Exercise of stock options                                                                     99            -
        Purchases and retirement of common stock                                                       -       (1,412)
                                                                                               ----------   ----------
                        Net cash provided by (used in) financing activities                           99       (1,412)
                                                                                               ----------   ----------

Effect of exchange rate changes on cash and cash equivalents                                         (99)        (356)
                                                                                               ----------   ----------

Decrease in cash and cash equivalents                                                             (5,653)      (5,881)

Cash and cash equivalents at beginning of period                                                  16,286       12,727
                                                                                               ----------   ----------
Cash and cash equivalents at end of period                                                      $ 10,633      $ 6,846
                                                                                               ==========   ==========

                            See accompanying notes

                             URBAN OUTFITTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission on April 16, 2001.

     Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.   Marketable Securities

     Marketable securities are classified as follows:

                                                              July 31, 2001   January 31, 2001   July 31, 2000
                                                              -------------   ----------------   -------------
                                                                       (in thousands)
        Current
           Available-for-sale...............................         $  339          $  314        $ 8,319
                                                                     ------          ------        -------
        Total marketable securities.........................         $  339          $  314        $ 8,319
                                                                     ======          ======        =======

     The difference between the fair market value and amortized cost of marketable securities is not material.

3.   Net Income Per Share

     The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

     Options to purchase 1,361,700 and 1,031,000 shares were outstanding at July 31, 2001 and 2000, respectively, but were not included in the computation of EPS because their effect would be antidilutive.

4.   Segment Reporting

     Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 77 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 2001. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,300 better specialty stores worldwide.

                             URBAN OUTFITTERS, INC.

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

     Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are not material relative to the overall Company.

                                                                   Three months ended          Six months ended
                                                                         July 31,                  July 31,
                                                                    2001          2000        2001          2000
                                                                    ----          ----        ----          ----
Net Sales
   Retail operations .........................................   $  75,790    $  61,681    $ 143,218    $ 121,287
   Wholesale operations ......................................       6,620        6,264       11,860       13,754
   Intersegment elimination ..................................      (2,015)      (1,217)      (2,849)      (2,363)
                                                                 ---------    ---------    ---------    ---------
   Total net sales ...........................................   $  80,395    $  66,728    $ 152,229    $ 132,678
                                                                 =========    =========    =========    =========
Income from operations
   Retail operations .........................................   $   5,686    $   2,507    $   8,569    $   6,695
   Wholesale operations ......................................       1,087        1,321        1,043        2,958
   Intersegment elimination ..................................        (445)        (258)        (609)        (520)
                                                                 ---------    ---------    ---------    ---------
   Total segment operating income ............................       6,328        3,570        9,003        9,133
   General corporate expenses ................................        (881)        (560)      (1,508)      (1,111)
                                                                 ---------    ---------    ---------    ---------
   Total income from operations ..............................   $   5,447    $   3,010    $   7,495    $   8,022
                                                                 =========    =========    =========    =========


                                                                    July 31, 2001     January 31, 2001     July 31, 2000
                                                                    -------------     ----------------     -------------
  Property and equipment, net
     Retail operations .......................................          $102,112             $ 96,890          $ 83,067
     Wholesale operations ....................................               932                1,010             1,037
     Corporate ...............................................                 1                    1                 1
                                                                        --------             --------          --------
     Total property and equipment, net .......................          $103,045             $ 97,901          $ 84,105
                                                                        ========             ========          ========
  Inventories
     Retail operations .......................................          $ 43,232             $ 31,845          $ 38,983
     Wholesale operations ....................................             4,214                2,941             2,565
                                                                        --------             --------          --------
     Total inventories .......................................          $ 47,446             $ 34,786          $ 41,548
                                                                        ========             ========          ========

                             URBAN OUTFITTERS, INC.

5.   Common Stock Purchase and Retirement

     In February 2000, the Company purchased and retired 104,700 shares of its common stock at a cost of $1.4 million, in open market transactions, pursuant to a Board resolution adopted in January 2000. This resolution authorizes the Company to purchase up to 1,000,000 shares of the Company's common stock, from time-to-time, based on prevailing market conditions. As of July 31, 2001, up to 880,500 additional shares are authorized for purchase under the January 2000 buy-back plan.

6.   Recent Accounting Pronouncements

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

7.   Commitments and Contingencies

     The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

8.   Subsequent Events

     On September 12, 2001, the Company entered into a new $25 million line of credit facility with one of its banks. The new credit facility, which replaces the Company's former $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The new line of credit contains sublimits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to LIBOR plus 1.75% based on the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases while prohibiting the payments of cash dividends on common stock. The Company also continues

                             URBAN OUTFITTERS, INC.

to maintain an additional $10 million discretionary line of credit with another bank, which expires on December 31, 2001. Combined line of credit facilities now aggregate $35 million to facilitate letter of credit transactions and cash borrowings. As of and during the six months ended July 31, 2001, there were no borrowings. Outstanding letters of credit totaled $11.2 million, $8.0 million and $11.6 million at July 31, 2001, January 31, 2001 and July 31, 2000, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

     This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, including any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

     Thus far this fiscal year, the Company has opened six new Urban Retail stores and three new Anthropologie stores. Management plans to open approximately two or three additional stores during the fiscal year.

                              RESULTS OF OPERATIONS

     The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the company refer to the fiscal years ended on January 31 in those years. For example, the Company's "Fiscal 2002" ("FY 2002") will end on January 31, 2002. This discussion of results of operations addresses the second quarter and first six months of FY 2002 and FY 2001.

     The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                                           Three months ended              Six months ended
                                                                                 July 31,                      July 31,
                                                                           2001            2000            2001         2000
                                                                           ----            ----            ----         ----
Net sales                                                                 100.0%          100.0%          100.0%       100.0%

Cost of sales, including certain buying,
   Distribution and occupancy costs                                        67.7 %          70.3%           68.8 %       67.5%
                                                                          -------         ------          ------       ------
          Gross profit                                                     32.3 %          29.7%           31.2 %       32.5%
Selling, general and administrative expenses                               25.5 %          25.2%           26.3 %       26.4%
                                                                          -------         ------          ------       ------
           Income from operations                                           6.8 %           4.5%            4.9 %        6.1%
Other income (expense), net                                                (0.2%)          (0.1%)          (0.2%)        0.1%
                                                                          -------         ------          ------       ------
         Income before income taxes                                         6.6 %           4.4%            4.7 %       6.2%
Income tax expense                                                          2.7 %           1.8%            1.9 %       2.6%
                                                                          -------         ------          ------       ------
          Net income                                                        3.9 %           2.6%            2.8 %       3.6%
                                                                          =======         ======          =======      ======


         THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED
                                  JULY 31, 2000

     Net sales increased during the second quarter ended July 31, 2001 to $80.4 million, up 20.5% from $66.7 million for the same quarter last year. The $13.7 million increase over the prior year's second quarter was primarily the result of new and noncomparable store sales increases of $11.6 million, comparable store sales increases of $1.6 million or 2.8% and direct response sales increases of $0.9 million or 26.5%. These increases were offset by a Wholesale segment sales decrease of $0.4 million or 8.8%. The 2.8% increase in comparable store sales was the direct result of strengthened customer response to the Company's fashion offerings, especially in the women's apparel and accessory categories. Direct response sales increased as a result of an increase in sales generated by the Urban web site, which launched in May of last year, and increased response to the Anthropologie catalog and web site. The decline in Wholesale sales as compared to last year was due to a decrease in sales of Summer goods which more than offset an increase in sales of Fall goods.

     The Company's gross profit margin, expressed as a percentage of sales, increased to 32.3% from 29.7% for the comparable period last year. Decreased markdown requirements at the retail stores resulted in a 330 basis point improvement in gross profit margin. This improvement more than offset the increase in occupancy costs attributable to the impact of noncomparable and new stores.

     Selling, general and administrative expenses, expressed as a percentage of sales, remained relatively flat for the quarter ended July 31, 2001 versus the same quarter last year as improvements in comparable store and direct response operating expenses were offset by the higher costs of noncomparable and new stores.

     Net income for the quarter ended July 31, 2001 increased by 82.0% to $3.2 million versus $1.7 million for the comparable quarter last year.

         SIX MONTHS ENDED JULY 31, 2001 COMPARED TO THE SIX MONTHS ENDED
                                  JULY 31, 2000

     Net sales increased during the six months ended July 31, 2001 to $152.2 million, up 14.7% from $132.7 million for the same period last year. The $19.5 million increase over the prior year's first six months was the result of new and noncomparable store sales increases of $21.3 million and direct response sales increases of $1.5 million or 17.0%. These increases more than offset the 1.0% comparable store sales decrease of $0.9 million and the 20.9% decrease in Wholesale segment sales of $2.4 million. The 1.0% comparable store sales decrease was attributable to a more modest response to the Company's Spring lines versus the same period in the prior year. Direct response sales increased as a result of an increase in response to the Anthropologie catalog and web site and the Urban web site, which launched in May of last year. The decline in Wholesale sales was attributable to lower sales of Spring and Summer goods due to a lackluster response to the Company's fashion offerings and production problems with the Spring line, offset, in part, by an increase in Fall shipments compared to last year.

     The Company's gross profit margin for the six months ended July 31, 2001, expressed as a percentage of sales, decreased to 31.2% from 32.5% for the comparable period last year. This decrease was primarily attributable to the impact of noncomparable and new store occupancy costs which more than offset improvements in margin related to a reduction in clearance markdowns at the retail stores.

     Selling, general and administrative expenses, expressed as a percentage of sales, remained relatively flat for the first six months ended July 31, 2001 versus the comparable period last year. The Company's cost control efforts continued to reduce operating expense levels which helped to offset the impact of increased costs for new and noncomparable stores.

     Net income for the six months ended July 31, 2001 decreased by 8.9% to $4.3 million versus $4.7 million for the comparable period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities were $11.0 million at July 31, 2001, as compared to $16.6 million at January 31, 2001 and $15.2 million at July 31, 2000. The Company's net working capital was $31.4 million at July 31, 2001, as compared to $31.7 million at January 31, 2001 and $38.8 million at July 31, 2000. The decrease in cash, cash equivalents and marketable securities at July 31, 2001 from year end principally reflects the increase in funding

FY 2002's capital expenditures, primarily for new store construction and purchases of inventories for new stores. Cash requirements for these activities more than offset other cash generated from operations.

     Total inventories at July 31, 2001 increased by $5.9 million or 14.2% versus the comparable period end last year, principally attributable to the increase in the number of retail stores. Comparable in-store inventories, reflecting a lower level of carryover goods, decreased by 5.0% versus the prior year. Wholesale inventories increased primarily due to earlier receipts of Fall merchandise.

     Management expects that capital expenditures for the current year will be approximately $27.5 million. Existing cash and investments at July 31, 2001, together with cash from future operations and available credit under the Company's line of credit facilities are expected to be sufficient to meet the Company's cash needs through January 31, 2003.

     Accrued expenses and other current liabilities increased to $14.7 million as of July 31, 2001 from $9.3 million at July 31, 2000. The increase in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to additional stores and incentive compensation accruals associated with improved profitability.

     On September 12, 2001, the Company entered into a new $25 million line of credit facility with one of its banks. The new credit facility, which replaces the Company's former $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The new line of credit contains sublimits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to LIBOR plus 1.75% based on the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases while prohibiting the payments of cash dividends on common stock. The Company also continues to maintain an additional $10 million discretionary line of credit with another bank, which expires on December 31, 2001. Combined line of credit facilities now aggregate $35 million to facilitate letter of credit transactions and cash borrowings. As of and during the six months ended July 31, 2001, there were no borrowings. Outstanding letters of credit totaled $11.2 million, $8.0 million and $11.6 million at July 31, 2001, January 31, 2001 and July 31, 2000, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

                                  OTHER MATTERS

     Subsequent Events

     On September 11, 2001, acts of terrorism occurred in the United States. As a result of these events, a majority of the Company's retail stores either did not open or were closed early on that day. As of September 14, 2001, the date of the filing of this Form 10-Q, five out of the Company's seven stores located in New York City remain temporarily closed. Management of the Company is not aware of any physical damage to its stores and believes that the remaining unopened stores will be allowed to open for operations shortly. These closings have adversely affected the Company's sales. Management of the Company is unable to determine the long-term impact, if any, of these events on the Company's sales.

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

     Seasonality and Quarterly Results

     While Urban Outfitters has been profitable in each of its last 46 operating quarters, its operating results are subject to seasonal fluctuations. The Company's results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations.

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


                                          URBAN OUTFITTERS, INC.
                                          (Registrant)


                                          By:  /s/  Richard A. Hayne
                                             -------------------------------
                                                 Richard A. Hayne
                                                 Chairman of the Board of
                                                 Directors


                                          By:  /s/ Stephen A. Feldman
                                             ------------------------------
                                                 Stephen A. Feldman
                                                 Chief Financial Officer




     Dated: September 14, 2001