Form 10-Q
period 2001-10-31
URBAN OUTFITTERS INC
filed 2001-12-07
CIK 912615

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                         Commission File Number 0-16999

                             -----------------------

                             Urban Outfitters, Inc.

             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                        23-2003332
              --------------                      ------------
             (State or Other                    (I.R.S. Employer
             Jurisdiction of                   Identification No.)
             Incorporation of
              Organization)

     1809 Walnut Street, Philadelphia, PA             19103
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

                            Yes       X       No
                                   -------        -------


                                               Number of Shares Outstanding
 Title of Each Class of Common Stock            at  November 29, 2001
 -----------------------------------          -----------------------------
Common Shares, par value, $.0001 per share            17,286,786

                                      INDEX

                                                                        Page
                                                                        ----
          PART I  Financial Information
          ------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at October 31, 2001,
          January 31, 2001, and October 31, 2000 (Unaudited)              3

          Condensed Consolidated Statements of Income for the three and
          nine months ended October 31, 2001 and 2000 (Unaudited)         4

          Condensed Consolidated Statements of Shareholders' Equity for
          the nine months ended October 31, 2001 and 2000 (Unaudited)     5

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended October 31, 2001 and 2000 (Unaudited)              6

          Notes to Condensed Consolidated Financial Statements            7-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11-15

Item 3.   Quantitative and Qualitative Disclosure about Market Risk       15

          PART II  Other Information
          -------

Item 6.   Exhibits and Reports on Form 8-K                                15

        SIGNATURES                                                        16

                            URBAN OUTFITTERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                                                  October 31,      January 31,     October 31,
                                                                                      2001             2001            2001
                                                                                 -------------   ---------------  -------------
                                 ASSETS
                                 ------
Current assets:
        Cash and cash equivalents                                                   $   7,531         $  16,286      $   7,157
        Marketable securities                                                              42               314          1,602
        Accounts receivable, net of allowance for doubtful accounts of
           $594, $500, and $599, respectively                                           5,352             3,444          4,777
        Inventories                                                                    54,258            34,786         44,986
        Prepaid expenses and other current assets                                       7,774            10,143          8,180
                                                                                 -------------   ---------------  -------------
Total current assets                                                                   74,957            64,973         66,702
Property and equipment, net                                                           103,581            97,901         89,949
Other assets                                                                            6,127             5,842          5,940
                                                                                 -------------   ---------------  -------------
                                                                                    $ 184,665         $ 168,716      $  162,591
                                                                                 =============   ===============  =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
        Accounts payable                                                            $  23,439         $  19,387      $  20,521
        Accrued expenses and other current liabilities                                 14,881            13,931         10,636
                                                                                 -------------   ---------------  -------------
Total current liabilities                                                              38,320            33,318         31,157
Deferred rent                                                                           7,497             5,786          5,355
                                                                                 -------------   ---------------  -------------
Total liabilities                                                                      45,817            39,104         36,512
                                                                                 =============   ===============  =============

Commitments and contingencies  (See Note 5)

Shareholders' equity:
        Preferred shares; $.0001 par value, 10,000,000 shares authorized,
           none issued                                                                      -                 -              -
        Common shares; $.0001 par value, 50,000,000 shares authorized,
           17,264,486, 17,253,486, and 17,253,486 issued and outstanding,
           respectively                                                                     2                 2              2
        Additional paid-in capital                                                     16,374            16,268         16,268
        Retained earnings                                                             123,345           114,109        110,702
        Accumulated other comprehensive loss                                             (873)             (767)          (893)
                                                                                 -------------   ---------------  -------------
Total shareholders' equity                                                            138,848           129,612        126,079
                                                                                 -------------   ---------------  -------------
                                                                                    $ 184,665         $ 168,716      $ 162,591
                                                                                 =============   ===============  =============

                            See accompanying notes

                    URBAN OUTFITTERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (in thousands, except share and per share data)
                          (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                      October 31,                     October 31,
                                                             -----------------------------   -----------------------------
                                                                  2001           2000             2001            2000
                                                             ------------- ---------------   ------------- ---------------
Net sales                                                       $  92,859      $   77,091       $ 245,088       $ 209,769

Cost of sales, including certain buying, distribution
   and occupancy costs                                             61,615          52,557         166,340         142,122
                                                             ------------- ---------------   ------------- ---------------
        Gross profit                                               31,244          24,534          78,748          67,647
Selling, general and administrative expenses                       22,875          20,386          62,884          55,478
                                                             ------------- ---------------   ------------- ---------------
        Income from operations                                      8,369           4,148          15,864          12,169
Other income (expense), net                                           (87)           (213)           (341)           (154)
                                                             ------------- ---------------   ------------- ---------------
        Income before income taxes                                  8,282           3,935          15,523          12,015
Income tax expense                                                  3,354           1,574           6,287           4,927
                                                             ------------- ---------------   ------------- ---------------
        Net income                                              $   4,928      $    2,361       $   9,236       $   7,088
                                                             ============= ===============   ============= ===============

Net income per common share:

        Basic                                                   $    0.29      $     0.14       $    0.54       $    0.41
                                                             ============= ===============   ============= ===============
        Diluted                                                 $    0.28      $     0.14       $    0.53       $    0.41
                                                             ============= ===============   ============= ===============

Weighted average common shares outstanding:

        Basic                                                  17,263,712      17,259,402      17,259,402      17,258,348
                                                             ============= ===============   ============= ===============
        Diluted                                                17,361,188      17,275,640      17,310,375      17,269,282
                                                             ============= ===============   ============= ===============


                             See accompanying notes

     URBAN OUTFITTERS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share data)
           (Unaudited)

                                         Comprehensive
                                             Income            Common Shares
                                      -------------------  ---------------------
                                                                                                            Accumulated
                                                                                 Additional                    Other
                                                 Year-to-    Number       Par     Paid-in       Retained   Comprehensive
                                        Quarter    Date     of Shares    Value    Capital       Earnings        Loss         Total
                                      ---------- --------  -----------  -------- -----------  ------------ -------------  ----------

Balances at February 1, 2001                               17,253,486     $ 2    $ 16,268     $ 114,109        $ (767)    $ 129,612
Net Income                              $ 4,928  $ 9,236                                          9,236                       9,236
Foreign currency translation
      adjustments, net                      226     (131)                                                        (131)         (131)

Change in unrealized net losses
      on marketable securities                -       25                                                           25            25
                                      ---------- --------
Comprehensive income                    $ 5,154  $ 9,130
                                      ========== ========
Exercise of stock options                                      11,000                 106                                       106
                                                           -----------  ------   ---------    ----------   -----------    ----------

Balances at October 31, 2001                               17,264,486     $ 2    $ 16,374     $ 123,345        $ (873)    $ 138,848
                                                           ===========  ======   =========    ==========   ===========    ==========


Balances at February 1, 2000                               17,358,186     $ 2    $ 17,680     $ 103,614        $ (380)    $ 120,916
Net Income                              $ 2,361  $ 7,088                                          7,088                       7,088
Foreign currency translation
      adjustments, net                     (131)    (487)                                                        (487)         (487)

Change in unrealized net losses
      on marketable securities               63      (26)                                                         (26)          (26)

                                      ---------- --------
Comprehensive income                    $ 2,293  $ 6,575
                                      ========== ========
Purchases and retirements
      of common shares                                      (104,700)             (1,412)                                   (1,412)
                                                          -----------  ------   ---------    ----------   -----------    ----------
Balances at October 31, 2000                              17,253,486     $ 2    $ 16,268     $ 110,702        $ (893)    $ 126,079
                                                          ===========  ======   =========    ==========   ===========    ==========


                             See accompanying notes

                               URBAN OUTFITTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended October 31,
                                                                                 --------------------------------
                                                                                     2001              2000
                                                                                 -------------     --------------
Cash flows from operating activities:
        Net income                                                                    $ 9,236            $ 7,088
        Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                         11,433              8,537
                 Changes in assets and liabilities:
                    (Increase) decrease in receivables                                 (1,910)                48
                    Increase in inventories                                           (19,482)           (18,118)
                    Decrease in prepaid expenses and other assets                       2,060              2,250
                    Increase in payables, accrued expenses and other liabilities        5,823              3,927
                                                                                 -------------     --------------
                        Net cash provided by operating activities                       7,160              3,732
                                                                                 -------------     --------------

Cash flows from investing activities:
        Capital expenditures                                                          (16,260)           (25,453)
        Purchases of marketable securities                                                  -               (600)
        Sales and maturities of marketable securities                                     297             18,650
                                                                                 -------------     --------------
                        Net cash used in investing activities                         (15,963)            (7,403)
                                                                                 -------------     --------------

Cash flows from financing activities:
        Exercise of stock options                                                         106                  -
        Purchases and retirement of common stock                                            -             (1,412)
                                                                                 -------------     --------------
                        Net cash provided by (used in) financing activities               106             (1,412)
                                                                                 -------------     --------------
Effect of exchange rate changes on cash and cash equivalents                              (58)              (487)
                                                                                 -------------     --------------
Decrease in cash and cash equivalents                                                  (8,755)            (5,570)
Cash and cash equivalents at beginning of period                                       16,286             12,727
Cash and cash equivalents at end of period                                            $ 7,531            $ 7,157
                                                                                 =============     ==============

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission on April 16, 2001.

         Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.       Recent Accounting Pronouncements

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending January 31, 2003, however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its results of operations.

         In October 2000, the Emerging Issues Task Force issued Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. As required, the Company adopted EITF 00-10 in its consolidated financial statements during the fourth quarter of Fiscal 2001 and has restated all comparative prior period financial statements.

     In its financial statements, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. Previously, the Company had offset shipping and handling revenues earned from its direct response (catalog and e-commerce) and Wholesale segment activities against shipping and handling costs incurred within cost of sales. Additionally, revenues earned from delivery transactions generated by retail stores were offset against store level costs within selling, general and administrative expenses. The Company's shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

                             URBAN OUTFITTERS, INC.

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

3.      Marketable Securities

        All marketable securities are classified as available for sale for all periods presented:


                                      October 31, 2001      January 31, 2001    October 31, 2000
                                      ----------------      ----------------    ----------------
                                                            (in thousands)
 Current
     Available-for-sale.................    $  42               $  314              $ 1,602
                                            -----               ------              -------


 Total marketable securities............    $  42               $  314              $ 1,602
                                            =====               ======              =======

4.      Line of Credit

        On September 12, 2001, the Company entered into a new $25 million line of credit facility with one of its banks. The new credit facility, which replaced the Company's former $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The new line of credit contains sub-limits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases while prohibiting the payment of cash dividends on common stock. At October 31, 2001, the Company was in compliance with all covenants under this facility. The Company also continues to maintain an additional $10 million discretionary line of credit with another bank, which expires on December 31, 2001. Combined line of credit facilities aggregate $35 million to facilitate letter of credit transactions and cash borrowings. As of and during the nine months ended October 31, 2001, there were no borrowings. Outstanding letters of credit totaled $11.6 million, $8.0 million and $8.5 million at October 31, 2001, January 31, 2001 and October 31, 2000, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

5.      Commitments and Contingencies

         The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

                             URBAN OUTFITTERS, INC.

6.       Common Stock Purchase and Retirement

         In February 2000, the Company purchased and retired 104,700 shares of its common stock at a cost of $1.4 million, in open market transactions, pursuant to a Board resolution adopted in January 2000. This resolution authorizes the Company to purchase up to 1,000,000 shares of the Company's common stock, from time-to-time, based on prevailing market conditions. As of October 31, 2001, up to 880,500 additional shares are authorized for purchase under the January 2000 buy-back plan.

7.       Net Income Per Share

         The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

         Options to purchase 1,451,700 and 1,181,000 shares were outstanding at October 31, 2001 and 2000, respectively, but were not included in the computation of EPS because their effect would be antidilutive.

8.       Segment Reporting

         Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 79 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 2001. The remainder of the Company's sales are derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,300 better specialty stores worldwide.

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


                                                            Three months ended                  Nine months ended
                                                                October 31,                         October 31,
                                                          -----------------------             ----------------------
                                                          2001               2000             2001               2000
                                                          ----               ----             ----               ----
 Net Sales
     Retail operations..........................        $ 86,599          $ 72,227         $229,817          $193,514
     Wholesale operations.......................           9,105             6,914           20,965            20,668
     Intersegment elimination...................          (2,845)           (2,050)          (5,694)           (4,413)
                                                        --------          --------         --------          --------
     Total net sales...........................         $ 92,859          $ 77,091         $245,088          $209,769
                                                        ========          ========         ========          ========
  Income from operations
     Retail operations.........................         $  8,942          $  4,664         $ 17,511          $ 11,359
     Wholesale operations......................              778               607            1,821             3,565
     Intersegment elimination..................             (646)             (382)          (1,255)             (902)
                                                        --------          --------         --------          --------
     Total segment operating income............            9,074             4,889           18,077            14,022
     General corporate expenses................             (705)             (741)          (2,213)           (1,853)
                                                        --------          --------         --------          --------
     Total income from operations..............         $  8,369          $  4,148         $ 15,864          $ 12,169
                                                        ========          ========         ========          ========



                                                          October 31, 2001    January 31, 2001      October 31, 2000
                                                          ----------------    ----------------      ----------------
  Property and equipment, net
     Retail operations........................              $ 102,648            $ 96,890                $ 88,911
     Wholesale operations.....................                    932               1,010                   1,037
     Corporate................................                      1                   1                       1
                                                            ---------            --------                --------
     Total property and equipment, net........              $ 103,581            $ 97,901                $ 89,949
                                                            =========            ========                ========
  Inventories
     Retail operations........................              $  52,606            $ 31,845                $ 42,707
     Wholesale operations.....................                  1,652               2,941                   2,279
                                                            ---------            --------                --------
     Total inventories........................              $  54,258            $ 34,786                $ 44,986
                                                            =========            ========                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    GENERAL

         This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words "project," "believe," "anticipate," "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, including any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

         Thus far this fiscal year, the Company has opened seven new Urban Outfitters stores and four new Anthropologie stores. Management plans to open one more Anthropologie store prior to the end of the fiscal year.

                             RESULTS OF OPERATIONS

         The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the company refer to the fiscal years ended on January 31 in those years. For example, the Company's "Fiscal 2002" ("FY 2002") will end on January 31, 2002. This discussion of results of operations addresses the third quarter and first nine months of FY 2002 and FY 2001.

         The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                                 Three months ended             Nine months ended
                                                                     October 31,                   October 31,
                                                                 ------------------            -------------------
                                                                 2001          2000            2001           2000
                                                                 ----          ----            ----           ----
Net sales                                                        100.0%         100.0%         100.0%          100.0%
Cost of sales, including certain buying,
   distribution and occupancy costs                               66.4%          68.2%          67.9%           67.8%
                                                                  -----          -----          -----           -----
          Gross profit                                            33.6%          31.8%          32.1%           32.2%
Selling, general and administrative expenses                      24.6%          26.4%          25.7%           26.4%
                                                                  -----          -----          -----           -----
           Income from operations                                  9.0%           5.4%           6.4%            5.8%
Other income (expense), net                                       (0.1%)         (0.3%)         (0.1%)          (0.1%)
                                                                  -----          -----          -----           -----
         Income before income taxes                                8.9%           5.1%           6.3%            5.7%
Income tax expense                                                 3.6%           2.0%           2.6%            2.4%
                                                                  -----          -----          -----           -----
          Net income                                               5.3%           3.1%           3.7%            3.3%
                                                                  =====          =====          =====           =====

       THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED
                                OCTOBER 31, 2000

         Net sales increased during the third quarter ended October 31, 2001 to $92.9 million, up 20.5% from $77.1 million for the same quarter last year. The $15.8 million increase over the prior year's third quarter was primarily the result of new and noncomparable store sales increases of $11.4 million, comparable store sales increases of $1.7 million or 2.5%, Wholesale segment sales increases of $1.4 million or 28.7% and direct response sales increases of $1.3 million or 26.3%. The 2.5% increase in comparable store sales was the result of strengthened customer response to the Company's fashion offerings, especially in the women's apparel and accessory categories. The increase in Wholesale sales was due to an increase in sales of off-price merchandise, as current season full-price Fall and Holiday shipments were flat versus the comparable prior year period. Direct response sales increased as a result of continued growth of the Urban web site and increased customer response to the Anthropologie catalog and web site.

         The Company's gross profit margin, expressed as a percentage of sales, increased to 33.6% from 31.8% for the comparable period last year. Decreased markdown requirements at the retail stores more than offset the increase in occupancy costs attributable to the impact of noncomparable and new stores and the reduction in Wholesale gross margin caused by the off-price liquidation of excess inventories.

         Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 24.6% from 26.4% for the quarter ended October 31, 2001 versus the same quarter last year. The leveraging of operating costs for the Anthropologie direct and urbn.com operations was the greatest contributor to the savings, which together with improvements in comparable store efficiencies more than offset the impact of the less efficient noncomparable and new stores.

         Net income for the quarter ended October 31, 2001 increased by 109.0% to $4.9 million versus $2.4 million for the comparable quarter last year.

        NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO NINE MONTHS ENDED
                                OCTOBER 31, 2000

     Net sales increased during the nine months ended October 31, 2001 to $245.1 million, up 16.8% from $209.8 million for the same period last year. The $35.3 million increase over the prior year's first nine months was the result of new and noncomparable store sales increases of $32.5 million, direct response sales increases of $2.9 million or 20.3%, and comparable store sales increases of $0.9 million or 0.5%. These increases were partially offset by a Wholesale segment sales decrease of $1.0 million or 6.0%. Direct response sales increased as a result of an increase in response to the Anthropologie catalog and web site and the Urban web site, which launched in May 2000. The decline in Wholesale sales was attributable to lower sales of Spring and Summer goods due to a lackluster response to the Company's fashion offerings and production problems with the Spring line, offset, in part, by an increase in off-price prior season merchandise shipments compared to last year. Current season full-price Fall and Holiday shipments were flat versus the comparable prior year period.

     The Company's gross profit margin for the nine months ended October 31, 2001, expressed as a percentage of sales, decreased slightly to 32.1% from 32.2% for the comparable period last year. Decreased retail markdown requirements were almost sufficient to offset the increase in occupancy costs attributable to noncomparable and new stores and the reduction in Wholesale gross margin.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 25.7% from 26.4% for the nine months ended October 31, 2001 versus the comparable period last year. The Company's cost control efforts continued to reduce operating expense levels, especially at the Anthropologie direct and urbn.com operations. These efforts more than offset the impact of increased costs, as a percentage of sales, for new and noncomparable stores.

     Net income for the nine months ended October 31, 2001 increased by 30.3% to $9.2 million versus $7.1 million for the comparable period last year.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and marketable securities were $7.6 million at October 31, 2001, as compared to $16.6 million at January 31, 2001 and $8.8 million at October 31, 2000. The Company's net working capital was $36.6 million at October 31, 2001, as compared to $31.7 million at January 31, 2001 and $35.5 million at October 31, 2000. The decrease in cash, cash equivalents and marketable securities at October 31, 2001 from year end principally reflects the increase in purchases of inventories for new stores and funding FY 2002's capital expenditures, primarily for new store construction. Cash requirements for these activities more than offset other cash generated from operations.

         Total inventories at October 31, 2001 increased by $9.3 million or 20.6% versus the comparable period end last year, principally attributable to the increase in the number of new retail stores opened since October 31, 2000. Comparable in-store inventories at October 31, 2001 increased by 6.0% versus the comparable period in the prior year. The retail store inventory increase was in the women's and women's accessories categories, which have experienced comparable store sales gains, while comparable store inventories of men's and home merchandise have decreased. Wholesale inventories decreased as a result of liquidation of prior season merchandise.

         Management expects that capital expenditures for the quarter ending January 31, 2002 will be approximately $8-10 million, bringing total capital expenditures for the current fiscal year to $24-26 million. Existing cash and investments at October 31, 2001, together with cash from future operations and available credit under the Company's line of credit facilities, are expected to be sufficient to meet the Company's cash needs through January 31, 2003.

         Accrued expenses and other current liabilities increased to $14.9 million as of October 31, 2001 from $10.6 million at October 31, 2000. The increase in the components of accrued expenses and other current liabilities (which includes accrued incentive and other compensation, accrued benefits and accrued income taxes) is primarily attributable to additional stores and incentive compensation accruals associated with improved profitability.

         On September 12, 2001, the Company entered into a new $25 million line of credit facility with one of its banks. The new credit facility, which replaced the Company's former $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The new line of credit contains sublimits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases while prohibiting the payments of cash dividends on common stock. At October 31, 2001, the Company was in compliance with all covenants under this facility. The Company also continues to maintain an additional $10 million discretionary line of credit with another bank, which expires on December 31, 2001. Combined line of credit facilities now aggregate $35 million to facilitate letter of credit transactions and cash borrowings. As of and during the nine months ended October 31, 2001, there were no borrowings. Outstanding letters of credit totaled $11.6 million, $8.0 million and $8.5 million at October 31, 2001, January 31, 2001 and October 31, 2000, respectively. The fair value of these letters of credit is estimated to be the same as the contract values.

                                 OTHER MATTERS

     On September 11, 2001, acts of terrorism occurred in the United States. As a result of these events, a majority of the Company's retail stores either did not open or were closed early on that day. The Company's seven stores located in New York City were closed from between two to four days, depending on the stores location within Manhattan. Management of the Company is not aware of any physical damage to its stores. These closings adversely affected the Company's sales during the third quarter of Fiscal 2002. Management of the Company is unable to determine the long-term impact, if any, of these events on the Company's future sales.

     Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending January 31, 2003, however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its results of operations.

     In October 2000, the Emerging Issues Task Force issued Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. As required, the Company adopted EITF 00-10 in its consolidated financial statements during the fourth quarter of Fiscal 2001 and has restated all comparative prior period financial statements.

     In its financial statements, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. Previously, the Company had offset shipping and handling revenues earned from its direct response (catalog and e-commerce) and Wholesale segment activities against shipping and handling costs incurred within cost of sales. Additionally, revenues earned from delivery transactions generated by retail stores were offset against store level costs within selling, general and administrative expenses. The Company's shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

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

     Seasonality and Quarterly Results

     While Urban Outfitters has been profitable in each of its last 47 operating quarters, its operating results are subject to seasonal fluctuations. While the Company's positive comparable store sales trend has continued since October 31, 2001, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the "Back-to-School" and Holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to the following types of market risks - fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe. As explained in the section above on "Recent Accounting Pronouncements," market risks are further limited by the Company's purchase of short-term foreign currency forward exchange contracts.

         Since the Company has not been a borrower thus far this year, its exposure to interest rate fluctuations has been limited to the impact on its holdings. The impact of a hypothetical one percent increase or decrease in prevailing interest rates would not materially affect the Company's consolidated financial position or results of operations.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits: 3.1 The Company's Amended and Restated Articles of Incorporation
                    (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-69378), filed on September 24, 1993).

                3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33- 69378), filed on September 24, 1993).

               10.9 Credit Agreement, dated September 12, 2001, between the
                    Company and First Union National Bank

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