Form 10-K405
period 2002-01-01
URBAN OUTFITTERS INC
filed 2002-03-22
CIK 912615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from          to

Commission File No. 0-16999

URBAN OUTFITTERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1809 Walnut Street, Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 564-2313
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $.0001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

17,383,086 Common Shares were outstanding at March 20, 2002

The aggregate market value of voting shares held by non-affiliates at March 20, 2002 was $215,999,870.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2002 Annual Meeting of Shareholders — Part III.

PART I

Item 1.    Business

Unless the context otherwise requires, all references to “Urban Outfitters,” “the Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its direct and indirect subsidiaries. The Company operates on a fiscal year ending January 31. All references to fiscal years of the Company refer to fiscal years ended on January 31 in those years. For example, the Company’s “Fiscal 2002” ended on January 31, 2002.

General

We are an innovative lifestyle merchandising company that operates specialty retail stores under two distinct brands, Urban Outfitters and Anthropologie, as well as the Free People wholesale division. We have over 30 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy of providing unified store environments that establish emotional bonds with the customer is used at both Urban Outfitters and Anthropologie. In addition to our retail stores, we offer our products and market our brands directly to the consumer through the urbn.com and anthropologie.com web sites and the Anthropologie catalog. We have achieved compounded annual sales growth of 19% over the past five years, resulting in sales of $349.0 million for the fiscal year ended January 31, 2002.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge, Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992.

Retail Segment

Urban Outfitters.    Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 10,000 square feet of selling space, typically carry 30,000 to 35,000 stock keeping units, or SKUs, are located in large metropolitan areas and select university communities and accommodate their customers’ propensity not only to shop, but also to congregate with their peers. We expect to open our first enclosed mall store in the second quarter of this year. As of March 20, 2002, we operated 49 Urban Outfitters stores in the United States, Canada, the United Kingdom and Ireland, as well as the urbn.com web site. Urban Outfitters’ sales accounted for approximately 54% of total sales for the fiscal year ended January 31, 2002.

Anthropologie.    Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s target customers are, for the most part, focused on family, home and career. Our unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 8,500 square feet of selling space, typically carry 20,000 to 25,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. As of March 20, 2002, we operated 33 Anthropologie stores in the United States, as well as the anthropologie.com web site and the Anthropologie catalog. Anthropologie’s sales accounted for approximately 41% of total sales for the fiscal year ended January 31, 2002.

Wholesale Segment

Free People.    Free People, our wholesale division, designs, develops and markets young women’s casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Nordstrom and Urban Outfitters. In order to further develop and support the Free People brand, we plan to open a limited number of Free People retail stores over the next several years. Free People’s sales accounted for approximately 5% of total sales for the fiscal year ended January 31, 2002.

Store Environment

We create a unified environment in our stores that establishes an emotional bond with the customer. Every element of the environment is tailored to the aesthetic preferences of our target customers. Through creative design, the existing retail space is modified to incorporate a mosaic of fixtures, finishes and revealed architectural details. In our stores, merchandise is integrated into a variety of creative vignettes and displays designed to offer our customers an entire look at a distinct lifestyle. This dynamic visual merchandising and display technique provides the connection among the grandscale store design, the merchandise and the customer. Essential components of the ambience of each store include playing music that appeals to our target customers, using unique signage and employing a staff that understands and identifies with the target customer.

Creating an individualized and tailored shopping experience for each customer is especially important in our Anthropologie stores. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings.

Our Urban Outfitters stores average approximately 10,000 selling square feet and are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. Anthropologie stores average approximately 8,500 selling square feet and are typically placed in unique and non-traditional retail locations, although five of our Anthropologie stores are located in more traditional specialty centers. We also have two Anthropologie stores in traditional enclosed shopping malls.

Buying Operations

Maintaining a constant flow of fresh, fashionable merchandise for our retail segment is critically important to the on-going performance of the stores and the direct-to-consumer operations. We maintain our own buying organizations that select and develop products to satisfy our target customers and that provide us with the appropriate amount of products at the correct time. Merchandise managers supervise several buyers and assistant buyers. These buyers stay in touch with the evolving tastes of their target customers by constantly shopping at the major trade markets, attending national and regional trade shows and staying current with mass media influences, including music, video, film and magazines. Merchandise managers and buyers may earn a significant portion of their compensation based on their individual contribution to gross profit.

Merchandise

Our Urban Outfitters stores and the urbn.com web site offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings at our Anthropologie stores, the anthropologie.com web site and the Anthropologie catalog include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores several times a week. The wide breadth of merchandise offered by our retail segment includes national brands, as well as exclusive private label merchandise developed and designed by Free People, Urban Outfitters and Anthropologie. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Private label merchandise generally yields higher gross profit margins than brand name merchandise, and helps to keep our product offerings fresh and unique.

The ever-changing mix of products available to our customers allows us to adapt our merchandise to prevailing fashion trends, and, together with the inviting atmosphere of our stores, encourages our core customers to visit our stores frequently.

We seek to select price points for our merchandise that are consistent with the spending patterns of our target customers. As such, our stores carry merchandise at a wide array of price points that may vary considerably within product categories.

Store Operations

We have organized our retail store operations into geographic areas or districts, each with a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical store includes a visual manager, several departmental managers and a full- and part-time sales staff. The staff of a typical Anthropologie store also includes a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers.

An essential requirement for the success of our stores is our ability to attract, train and retain talented, highly motivated store managers, visual managers and other key employees. In addition to management training programs for both newly hired and existing employees, we have a number of retention programs that offer qualitative and quantitative performance-based incentives to district-level managers, store-level managers and full-time sales associates.

Catalog and Web Sites

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise that is also available in our Anthropologie stores. During the fiscal year ended January 31, 2002, catalog circulation was approximately 9.8 million. We believe that the Anthropologie catalog has helped us establish a reputation with Anthropologie’s target customers and has increased the number of customers who shop in our Anthropologie stores. We plan to modestly increase the level of catalog circulation over the next few years.

Both Urban Outfitters and Anthropologie operate Internet web sites that accept orders directly from consumers. The Anthropologie web site, anthropologie.com, debuted in December 1998. The Urban Outfitters web site, urbn.com, was launched in May 2000. Each of these sites captures the spirit of the retail stores by offering a similar array of apparel, accessories, household and gift merchandise. As with the Anthropologie catalog, we believe that our retail web sites increase our reputation and brand recognition with our target customers and help support the strength of our retail store operations.

Free People

Free People, our wholesale division, was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive pricing in the Urban Outfitters stores. In order to achieve minimum production lots, Free People began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Nordstrom and Urban Outfitters. Free People currently sells its merchandise primarily under the Free People label, as well as the bdg (formerly Bulldog) label. Monitoring the styles and products that are popular with our wholesale customers gives us insight into current fashion trends that help us better serve our retail customers.

Free People presently maintains sales and showroom facilities in New York City and Los Angeles, although we ultimately hope to open a limited number of Free People stores in enclosed shopping malls or specialty centers. We believe these stores will help us establish and raise consumer awareness of the Free People brand, and may ultimately help us in distributing our Free People products in department stores using a shop-within-shops sales model. We feel that the shop-within-shops model will allow for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products, further strengthening brand image.

In addition to selling its merchandise to specialty retailers, Free People also provides production and design services to our retail segment. Free People has its own senior and creative management staff, but shares support services with the retail segment.

Marketing and Promotion

We believe that highly visible store locations, creative store design, broad merchandise selection and visual presentation are key enticements for customers to enter and explore our stores and buy merchandise. Consequently, we rely on these factors, as well as the brand recognition created by our direct marketing activities, to draw customers into our stores, rather than on traditional forms of advertising such as print, radio and television media. Marketing activities for each of our retail concepts include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. During our most recently completed fiscal year, we did business with approximately 1,900 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. The majority of merchandise purchased by both our retail and our wholesale businesses is shipped directly to our distribution center in Lancaster County, Pennsylvania. We own the facility, which has an advanced computerized materials handling system, and is approximately 60 miles from our home offices in Philadelphia. The current 191,000 square foot structure is expected to provide the majority of United States distribution and direct-to-consumer fulfillment capability, at least through fiscal 2004.

We utilize a distribution facility in Reno, Nevada operated by a third-party. This facility services our stores in the western United States at a favorable freight cost per unit, and provides a faster turnaround from selected vendors. Future expansion of distribution capabilities in the western United States is anticipated due to our growing retail store network. In addition, we utilize a portion of the Toronto Urban Outfitters store as a distribution facility in Canada, and have a distribution center in Essex, England to service our current and near-term needs for stores in the United Kingdom and Ireland.

Management Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that we believe meets our processing and reporting requirements and will continue to do so in the foreseeable future. We utilize point-of-sale register systems connected by a frame relay network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for nightly polling of sales and inventory, transmittal of data and price changes. Our direct-to-consumer operations, including the Anthropologie catalog and two retail web sites, maintain separate software systems which manage the merchandise and customer information for the in-house call center order processing and fulfillment functions. To manage its needs, Free People uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have contracted with a nationally-recognized company to provide disaster-recovery services with respect to our key systems.

Competition

The specialty retail and direct-to-consumer businesses and the wholesale apparel business are highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that both Urban Outfitters and Anthropologie stores compete against a wide variety of smaller, independent specialty stores as well as department stores and national specialty chains. Our Anthropologie stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we provide to our target customers.

Along with certain retail segment factors noted above, other key competitive factors for our direct-to-consumer operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. Our direct-to-consumer operations compete against numerous catalogs and web sites, which may have greater circulation and web traffic.

Free People competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have wider distribution than ours. In addition, certain of our retail and wholesale competitors have greater name recognition and financial and other resources than we do.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters,” “Anthropologie,” “Urban Renewal,” “Free People,” “Co-Operative,” “Ecote,” “Slant,” “Fink,” “Lisa L.,” “Lip Gloss,” “Shag,” “365 Days” and “Stapleford.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well.

We regard our marks as important to our business due to their name recognition with our customers. In order to more effectively protect them from infringement and to defend against claims of infringement, we established a separate subsidiary whose primary purpose is to maintain and manage existing and future marks, thereby increasing their value to our operating companies. We are not aware of any claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

We employ approximately 3,000 people, approximately 53% of whom are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 3% work at Free People and the remaining 97% work in the retail segment. None of our employees is covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

See Note 12: Segment Reporting in the Company’s Consolidated Financial Statements for information.

Seasonality

See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results for information.

Item 2.    Properties

Our United States based home offices are located in Philadelphia, Pennsylvania and occupy approximately 26,000 square feet at 1809 Walnut Street, immediately adjacent to the Anthropologie store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street. The direct-to-consumer order processing call center is also located in Philadelphia and occupies approximately 2,800 square feet at 1700 Sansom Street. Our home office in the United Kingdom is located in London and occupies approximately 2,000 square feet of space below the store at 36-38 Kensington High Street. Our home offices and call center facilities are leased properties with varying lease term expirations through 2011.

All of the Urban Outfitters and Anthropologie stores are leased. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. The following table shows the location of each of our existing retail stores, listed generally in the order that they were opened. Total estimated selling square feet under lease at January 31, 2002, including stores not yet opened, by Urban Outfitters and Anthropologie was approximately 503,000 and 291,000, respectively. The average store selling square feet is approximately 10,000 for Urban Outfitters and approximately 8,500 for Anthropologie. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION
North America			UK and Ireland

Philadelphia, PA 110 South 36th Street	Pasadena, CA 139 W. Colorado Blvd.	Lawrence, KS 1013 Massachusetts Street	London, England 36-38 Kensington High Street

Cambridge, MA 11 J.F. Kennedy Street	Chicago, IL 935 N. Rush Street	East Lansing, MI 119 E. Grand River Ave.	Dublin, Ireland 4 Cecilia St. & 7th Fownes St.

Philadelphia, PA 1627 Walnut Street	Portland, OR 2320 N.W. Westover Road	Miami, FL 5701 SW 72nd St., #146	Glasgow, Scotland 157 Buchanan Street

New York, NY 628 Broadway	Austin, TX 2406 Guadalupe Street	Seattle, WA 1507 5th Avenue

Washington, DC 3111 M Street, N.W.	Tempe, AZ 545 South Mill Ave.	Tucson, AZ 901 E. University Blvd.

New York, NY 374 Avenue of Americas	Houston, TX 2501 University Blvd.	Santa Barbara, CA 624 State Street

Madison, WI 604 State Street	Montreal, PQ 1246 Ste. Catherine Street, W.	New York, NY 72nd & Broadway

Ann Arbor, MI 231 S. State Street	Toronto, ON 235 Yonge Street	Evanston, IL 921 Church Street

Boston, MA 361 Newbury Street	Miami Beach, FL 653 Collins Avenue	Providence, RI 285 Thayer Street

Minneapolis, MN 3006 Hennepin Ave., S.	Boulder, CO 934 Pearl Street	Dallas, TX 5331 E. Mockingbird Lane

Seattle, WA 401 Broadway, East	Bloomington, IN 530 E. Kirkwood Avenue	New Haven, CT 43 Broadway

Berkeley, CA 2590 Bancroft Way	San Diego, CA 665 Fifth Avenue	Cincinnati, OH 2510 Ohio Avenue

Santa Monica, CA 1440 Third Street Promenade	Columbus, OH 1782 N. High Street	New York, NY 526 Avenue of the Americas

San Francisco, CA 80 Powell Street	New York, NY 162 2nd Avenue	Tampa, FL 1600 E. 8th Avenue, Suite A-121

Costa Mesa, CA 2930 Bristol Street	Los Angeles, CA 7650 Melrose Avenue

Chicago, IL 2352 N. Clark Street	Burlington, VT 81 Church Street

Anthropologie Stores

LOCATION	LOCATION	LOCATION

Wayne, PA 201 W. Lancaster Ave.	Boston, MA 799 Boylston Street	Scottsdale, AZ 15210 N. Scottsdale Road

Rockville, MD 11500 Rockville Pike	Birmingham, MI 214 West Maple Road	Cincinnati, OH 2643 Edmonson Road

Westport, CT 1365 Post Road, East	Santa Barbara, CA 901 State Street	West Palm Beach, FL 700 South Rosemary Avenue

Greenvale, NY 9 Northern Blvd.	Chestnut Hill, MA 300 Boylston Street	Miami Beach, FL 1108 Lincoln Road

New York, NY (SoHo) 375 West Broadway	New York, NY 85 Fifth Avenue	Minneapolis, MN 4999 France Avenue South

Santa Monica, CA 1402 Third Street Promenade	Atlanta, GA 3393 Peachtree Road, N.E.	Houston, TX 4066 Westheimer Road

Newport Beach, CA 823 Newport Center Drive	Philadelphia, PA 1801 Walnut Street	Kansas City, MO 531 Nichols Road

Chicago, IL 1120 N. State Street	Seattle, WA 1509 Fifth Avenue	Columbus, OH 4235 The Strand

Highland Park, IL 1780 Green Bay Road	Tampa, FL 705 S. Dakota Avenue	Salt Lake City, UT 116 South Rio Grande Street

Beverly Hills, CA 320 N. Beverly Drive	Greenwich, CT 480 W. Putnam Avenue	Woodcliff Lake, NJ (opened 2/1/02) 379 Chestnut Ridge Road

Seattle, WA 2520 N.E. University Village, #120	San Francisco, CA 880 Market Street	Los Angeles, CA (opened 3/18/02) 6301 W. 3rd Street, Suite J

We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. We utilize a distribution facility in Reno, Nevada operated by a third-party. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution.

Free People operates showrooms in New York City and Los Angeles, which are leased through 2004 and 2007, respectively.

We believe that our facilities are well maintained, in good operating condition and adequate for our current needs.

Item 3.    Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2002, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The information concerning the Company’s executive officers required by this Item is incorporated by reference herein from Part III, Item 10 of this Form 10-K.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our common shares are traded on the Nasdaq National Market under the symbol “URBN.” The following table sets forth for the periods indicated below the reported high and low sale prices for our common shares as reported on the Nasdaq National Market.

Market Information

	High	Low
Fiscal 2001
Quarter ended April 30, 2000	$15.13	$10.25
Quarter ended July 31, 2000	12.48	8.56
Quarter ended October 31, 2000	11.00	7.50
Quarter ended January 31, 2001	9.75	6.44

Fiscal 2002
Quarter ended April 30, 2001	$13.78	$8.52
Quarter ended July 31, 2001	16.20	10.31
Quarter ended October 31, 2001	17.25	10.07
Quarter ended January 31, 2002	26.64	12.54

Holders

On March 20, 2002, the Company had approximately 2,700 beneficial holders of its common shares.

Dividends

The Company’s current line of credit facility prohibits the payment of cash dividends on its common shares. The Company has not paid any cash dividends since its inital public offering and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

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

	Fiscal Year Ended January 31,
	2002	2001	2000	1999	1998
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$348,958	$295,333	$278,113	$209,865	$173,260
Gross profit	113,647	95,331	104,654	78,810	60,090
Income from operations	25,498	17,878	37,565	25,117	22,062
Net income	15,007	10,495	18,680	15,760	13,880
Net income per common share—basic	$0.87	$0.61	$1.07	$0.89	$0.79
Weighted average common shares outstanding—basic	17,268,615	17,257,186	17,531,971	17,702,922	17,576,203
Net income per common share—diluted	$0.86	$0.61	$1.05	$0.88	$0.78
Weighted average common shares outstanding—diluted	17,438,457	17,274,830	17,844,356	17,929,109	17,843,873

Balance Sheet Data:
Working capital	$41,319	$31,655	$38,006	$47,342	$52,133
Total assets	195,102	168,716	153,501	133,363	107,424
Total liabilities	49,214	39,104	32,585	28,069	16,766
Long-term debt, excluding current maturities	—	—	—	—	—
Total shareholders’ equity	145,888	129,612	120,916	105,294	90,658

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and of our liquidity and capital resources should be read in conjunction with our consolidated financial statements and their related notes included elsewhere in this report.

General

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2002 ended on January 31, 2002. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

We operate two business segments—a lifestyle merchandising retailing segment and a wholesale apparel business that we refer to as Free People. The retailing segment operates through retail stores and direct-to-consumer, including a catalog and two web sites. The two retail concepts are Urban Outfitters, which we refer to as Urban Retail, and Anthropologie. Urban Retail had 49 stores open at January 31, 2002 and 42 at January 31, 2001. Anthropologie had 31 stores open at January 31, 2002 and 26 at January 31, 2001. We have plans to open approximately 12 to 14 stores during this fiscal year, of which two had opened as of March 20, 2002. Our goal thereafter is to increase net sales  20-25% per year through a combination of increasing selling square footage, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

We have wholly-owned subsidiaries that operate Urban Retail stores in London and Glasgow, in Dublin and in Montreal and Toronto, which are included in the store numbers given above. The results of operations and financial position for these stores are included in our retail operations segment results. We may open additional stores outside the United States, though none are planned in this fiscal year.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. The cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and Equipment” line item in our consolidated balance sheets included in this report. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. In assessing potential impairment of these assets, we will periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters and Anthropologie brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent we believe that recovery is not more likely than not, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the statement of operations.

We have valuation allowances of $1.7 million as of January 31, 2002, due to uncertainties related to our ability to utilize the net operating loss carry forwards of certain foreign subsidiaries and capital loss carry forwards related to our prior investments in MXG Media, Inc. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions or realize off-setting capital gains becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of operations. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Results of Operations

The following tables set forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data and the change in certain income statement data from period to period.

	Fiscal Year Ended January 31,
	2002	2001	2000
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	67.4	67.7	62.4

Gross profit	32.6	32.3	37.6
Selling, general and administrative expenses	25.3	26.2	24.1

Income from operations	7.3	6.1	13.5
Other income (expense), net	(0.1)	—	(1.0)

Income before income taxes	7.2	6.1	12.5
Income tax expense	2.9	2.5	5.8

Net income	4.3%	3.6%	6.7%

Period over Period Change:
Net sales	18.2%	6.2%	32.5%
Gross profit	19.2%	(8.9%)	32.8%
Income from operations	42.6%	(52.4%)	49.6%
Net income	43.0%	(43.8%)	18.5%

Fiscal 2002 Compared to Fiscal 2001

Net sales in fiscal 2002 increased by 18.2% to $349.0 million from $295.3 million in the prior fiscal year. The $53.7 million increase was attributable to a $56.0 million or 20.4% increase in retail segment sales, offset in part by a $2.3 million or 11.4% decline in Free People’s wholesale sales, excluding sales to Urban Retail and Anthropologie. Noncomparable and new store net sales increases of $46.3 million, comparable store sales increases of $6.5 million or 2.8%, and direct-to-consumer sales increases of $3.2 million or 14.5% accounted for the retail segment increase. Comparable store sale increases were comprised of 0.5% for Urban Retail and 6.8% for Anthropologie.

The increase in net sales attributable to noncomparable and new stores was caused by the opening of 12 new stores in fiscal 2002 and 11 new stores in fiscal 2001 (net of one store closing). Increases in the number of transactions in comparable stores and an increase in average sales prices resulting from a lower proportion of markdowns accounted for the comparable store sales dollar increase in fiscal 2002. In addition, direct-to-consumer sales increased as a result of an increase in customer response rates to the Anthropologie catalog and web site and the Urban Retail web site. The decline in Free People wholesale sales in the first half of the year was due to a lackluster response to our spring and summer 2001 fashion offerings combined with production problems associated with a factory we no longer utilize. Additionally, a weaker wholesale market environment in the latter half of fiscal 2002 compared to fiscal 2001 resulted in decreased trade show attendance as well as a decline in our fall and holiday 2001 regular price merchandise reorders. The reduction in Free People in-season wholesale sales was offset in part by an increase in off-price sales to liquidate prior season merchandise.

Gross profit margins increased to 32.6% of sales in fiscal 2002 compared to 32.3% of sales in fiscal 2001. Decreased markdowns in the retail segment were sufficient to offset the effects of an increase in occupancy costs of 1.0% of sales, arising primarily from noncomparable and new stores, and the reduction in Free People’s gross margin of 0.8% of sales, caused by the off-price liquidation of excess inventories. Total inventories at January 31, 2002 increased by 18.1%, including an increase in comparable store inventories of 9.3%, primarily due to an increase in the average cost per unit and an increase in the number of units per store to support sales trends.

Selling, general and administrative expenses as a percentage of sales decreased to 25.3% for fiscal 2002 versus 26.2% for fiscal 2001. An increase in direct-to-consumer response rates helped leverage catalog and web site production costs for direct-to-consumer marketing activities and was the primary reason for our operating expense percentage improvement of 0.9% of sales, despite an 8% decrease in catalog circulation during fiscal 2002. We also experienced comparable store efficiencies primarily related to the generation of incremental sales without incremental payroll costs that, when combined with the direct-to-consumer operating cost leveraging, more than offset the impact of the less efficient noncomparable and new stores.

Accordingly, our operating margins increased to 7.3% of sales for fiscal 2002 compared to 6.1% of sales for fiscal 2001. Our goal is to improve operating margins to at least 10% of sales over time.

Our effective tax rate decreased to 40.5% in fiscal 2002 from 41.0% in fiscal 2001 primarily due to a reduction in state and local tax rates. See Note 8 of Notes to our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory federal income tax rate to our effective tax rate.

Fiscal 2001 Compared to Fiscal 2000

Net sales in fiscal 2001 increased by 6.2% to $295.3 million from $278.1 million in the prior fiscal year. The $17.2 million increase was primarily attributable to an $18.9 million or 7.4% increase in retail segment sales, offset in part by a $1.7 million or 7.7% decrease in Free People’s wholesale sales, excluding sales to Urban Retail and Anthropologie. Noncomparable and new store net sales increased by $29.4 million. In addition, direct-to-consumer net sales increased by $4.7 million due to increased customer demand from the Anthropologie catalog and web site resulting from a 44% increase in catalog circulation and the introduction of the Urban Retail web site in 2001. These increases more than offset a decrease of $15.2 million or 7.4% in comparable store net sales, comprised of a 9.2% decrease for Urban Retail and a 3.1% decrease for Anthropologie.

The increase in net sales attributable to noncomparable and new stores was caused by the opening of 11 new stores in fiscal 2001 (net of one store closing) and 12 new stores in fiscal 2000. In fiscal 2001, we experienced a decrease in comparable store sales primarily as a result of a lackluster response to our product offerings. Consequently, we experienced lower average sales prices, primarily resulting from a higher proportion of markdowns. The Free People wholesale sales decrease was due to a reduction in purchases by certain catalog customers.

Gross profit margins decreased to 32.3% of sales in fiscal 2001 from 37.6% of sales in fiscal 2000. Retail clearance markdowns to move seasonal merchandise reduced gross margins as a percentage of sales by 2.4% for the year. The impact on occupancy costs as a percentage of sales due to the negative comparable store sales results and increased percentage occupancy costs of noncomparable and new stores accounted for the majority of the remaining margin decline. Total inventories at January 31, 2001 increased by 29.5%, principally attributable to new store requirements. Comparable store inventory levels were flat.

Selling, general and administrative expenses increased to 26.2% of sales in fiscal 2001 from 24.1% of sales in fiscal 2000 due principally to noncomparable and new stores with lower average sales volumes which, consequently, have higher proportionate expenses than comparable stores. The decrease in comparable store sales in fiscal 2001 also caused selling, general and administrative expenses for these stores to increase when measured as a percentage of sales. In addition, Anthropologie direct-to-consumer operations experienced an increase in operating expense percentages due to the deleveraging of catalog production costs caused by reduced customer response rates and increased catalog circulation. These increases in selling, general and administrative expenses as a percentage of sales were partially offset by a reduction in catalog fulfillment costs due to the elimination of third-party service fulfillment providers in July 1999. We also incurred start up costs for the design, production and administration of the Urban Retail e-commerce web site that was launched in May 2000.

Other income (expense) for fiscal 2000 includes a net charge to earnings of $4.4 million to reserve for our portion of operating losses related to our minority investment in MXG Media, Inc. Income tax expense for fiscal 2000 does not include a tax benefit related to this reserve which, in part, has caused an increase in our effective income tax rate.

Liquidity and Capital Resources

During the last three years, we have satisfied our cash requirements through cash flow from operations, accumulated cash and the sales of marketable securities. Our primary uses of cash have been to open new stores, purchase inventories and purchase our common shares. We have also continued to invest in direct-to-consumer efforts and in our United Kingdom and Ireland subsidiaries. In addition to the above sources of cash, sources of cash included the net proceeds from the exercise of certain employee stock options in fiscal 2002 and fiscal 2000. We expect to incur additional capital expenditures in support of our store expansion program. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, assuming renewal or replacement, are expected to fund such expansion-related uses of cash for at least the next year.

We entered into a new $25 million line of credit facility with one of our banks on September 12, 2001. This new credit facility, which replaced our former $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The new line of credit contains sublimits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The agreement subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth and limits our capital expenditures and share repurchases while prohibiting the payments of cash dividends on our common shares. At January 31, 2002, we were in compliance with all covenants under this facility. There were no short-term or long-term borrowings outstanding at January 31, 2002 or at January 31, 2001. Outstanding letters of credit totaled $9.4 million and $8.0 million at January 31, 2002 and January 31, 2001, respectively. We plan to renew the current line of credit on or before its expiration on September 11, 2002, however, there can be no assurance that we will be able to renew or replace the line of credit.

Based on fiscal 2002 operating trends and the operating model that management has planned for fiscal 2003, we do not believe it will be necessary to borrow short-term or long-term funds. In the event, however, that there is a serious decline in sales for any reason or a significant increase in store expansion plans, we may be required to use our available line of credit for cash borrowings to fund operations. There can be no assurance that, based upon existing covenants or financial covenants contained in any renewed or replacement line of credit, that such borrowings would be available.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations:

	Total Obligations	Payments Due by Period (in thousands)
Description		Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases(1)	$320,793	$35,696	$71,310	$64,841	$148,946
Capital leases(2)	678	183	440	55	—

Total contractual cash obligations	$321,471	$35,879	$71,750	$64,896	$148,946

(1)
Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(2)
At January 31, 2002, the Company had entered into a capital lease for computer equipment with a cost of approximately $660 which will be recorded in the first quarter of Fiscal 2003 upon receipt of the related equipment in accordance with the contract.

Commercial Commitments(1):

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Lines of credit(2)	$9,400	$9,400	$—	$—	$—
Standby letters of credit	163	163	—	—	—

Total commercial commitments	$9,563	$9,563	$—	$—	$—

(1)	Excludes purchase orders for merchandise and supplies in the normal course of business which are liquidated within 12 months.
(2)	Consists solely of outstanding letter of credit commitments.

Other Matters

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of SFAS No. 144 on February 1, 2002 did not have an impact on our financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was required to be adopted in fiscal 2002. We have a short-term foreign currency forward exchange contract to manage exposures related to our Canadian dollar denominated investments and anticipated cash flow that we renew quarterly. The amounts of the contracts and related gains and losses have not been material. The adoption of SFAS No. 133 on February 1, 2001 did not have a significant effect on our financial condition or results of operations.

MXG Media, Inc.

As of January 31, 2000, we had invested approximately $2.0 million in Series B Convertible Preferred Stock and $2.4 million in convertible debentures of MXG Media, Inc. (“MXG”). MXG incurred losses from its inception, and, in accordance with the equity method of accounting, we recorded charges to earnings of $4.4 million for our portion of operating losses related to the minority interest in MXG during fiscal 2000. These charges in fiscal 2000 fully reserved for our investment, and we made no additional investments in fiscal 2001 in MXG. On September 13, 2000, MXG ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. We do not expect to recover any material portion of our investment in MXG.

Forward-Looking Statements

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, including any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Seasonality and Quarterly Results

While we have been profitable in each of our last 48 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While our comparable store sales trend has thus far exceeded our low single digit plan, our results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into our operations or by the size and timing of catalog mailings and web site traffic for our direct-to-consumer operations. Fluctuations in the bookings and shipments of wholesale merchandise between quarters can also have positive or negative effects on earnings during the quarters.

The following tables, which are unaudited, set forth our net sales, gross profit, net income and income per share for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income.

	Fiscal 2002 Quarter Ended
	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002
	(dollars in thousands, except per share data)
Net sale	$71,834	$80,395	$92,859	$103,870
Gross profit	21,560	25,944	31,244	34,899
Net income	1,151	3,157	4,928	5,771
Net income per share—basic	$0.07	$0.18	$0.29	$0.33
Net income per share—diluted	$0.07	$0.18	$0.28	$0.33

As a Percentage of Fiscal Year:
Net sales	20%	23%	27%	30%
Net income	8%	21%	33%	38%

	Fiscal 2001 Quarter Ended
	April 30, 2000	July 31, 2000	Oct. 31, 2000	Jan. 31, 2001
	(dollars in thousands, except per share data)
Net sales	$65,950	$66,728	$77,091	$85,564
Gross profit	23,266	19,847	24,534	27,684
Net income	2,990	1,737	2,361	3,407
Net income pre share—basic	$0.17	$0.10	$0.14	$0.20
Net income per share—diluted	$0.17	$0.10	$0.14	$0.20

As a Percentage of Fiscal Year:
Net sales	22%	23%	26%	29%
Net income	28%	17%	23%	32%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company’s inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

As explained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Recent Accounting Pronouncements, the market risk is further limited by the Company’s purchase of foreign currency forward exchange contracts.

The Company’s exposure to market risk for changes in interest rates relates to its cash and cash equivalents. As of January 31, 2002, the Company’s cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, and short-term corporate demand notes. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on predominantly all of our cash equivalents are variable, a change in interest rates earned on the cash and cash equivalents would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Pages F-1 through F-19.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our directors and executive officers:

Name	Age	Position
Richard A. Hayne(1)	54	Chairman of the Board of Directors and President

Stephen A. Feldman	54	Chief Financial Officer

Glen A. Bodzy	49	General Counsel and Secretary

Kenneth R. Bull	39	Treasurer

Glen T. Senk	45	President, Anthropologie, Inc.

Tedford G. Marlow	50	President, Urban Outfitters Retail Division

David C. Frankel	35	President, Free People

Scott A. Belair(2)(3)	54	Director

Harry S. Cherken, Jr.	52	Director

Kenneth K. Cleeland(2)	61	Director

Joel S. Lawson III(2)(3)	54	Director

Burton M. Sapiro	75	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since our incorporation in 1976.

Mr. Feldman became Chief Financial Officer of Urban Outfitters in June 1998 and also served as Treasurer from June 1998 to May 1999. From January 1996 to June 1998, Mr. Feldman served as Executive Vice President and Chief Financial Officer of One Price Clothing Stores, a national chain of off-price retail women’s and children’s specialty stores. Previously, for the period from January 1995 to January 1996, Mr. Feldman served as Chief Financial Officer and Treasurer of One Price Clothing Stores.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Bull joined Urban Outfitters in April 1999 and was appointed Treasurer in May 1999. Prior to joining the company, for the period from January 1995 to April 1999, Mr. Bull held the positions of Vice President, Finance and Controller for Asian American Partners d/b/a Eagle’s Eye, a wholesaler and retailer of women’s and children’s better apparel.

Mr. Senk has served as President of Anthropologie, Inc. since April 1994. Prior to joining the company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England.

Mr. Marlow has served as President of the Urban Outfitters Retail Division since joining the company in July 2001. Prior to joining the company, for the period from September 2000 to July 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development, Production and Marketing at Chicos FAS, Inc. Previously, he was Senior Vice President at Saks Fifth Avenue from November 1998 to September 2000, where he was responsible for all Saks Fifth Avenue private brand product development. From January 1995 to November 1998, Mr. Marlow served as President and Chief Executive Officer of Henri Bendel, a division of The Limited, Inc.

Mr. Frankel has served as President of Free People since May 2001. Prior to joining the company, for the period from January 1999 to January 2001, Mr. Frankel served as President of CK Apparel Corp., the licensee for Calvin Klein Menswear in the United States. From August 1996 to January 1999, Mr. Frankel was the Executive Vice President of St. John’s Knits, Inc., where he oversaw multiple product divisions, new business development, international business and certain administrative functions.

Mr. Belair co-founded Urban Outfitters in 1970 and has been a director since its incorporation in 1976. He has served as Principal of The ZAC Group, a financial consulting services firm, during the last eleven years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is a director and President of Balfour MacLaine Corporation.

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and served as a Managing Partner of that firm from February 1996 to January 2000.

Mr. Cleeland, a director since 1998, served as Chief Financial Officer and Treasurer of Urban Outfitters from 1987 until May 1998. Previously, he was the Chief Financial Officer of MBI Business Center, Inc. and President of MBIF Leasing. He was also the Chief Financial Officer and Vice President of J.G. Hook, Inc. Mr. Cleeland has been the Principal of Wye Associates, a business consulting firm, since May 1998.

Mr. Lawson, a director since 1985, has, since November 2001, been Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., a Philadelphia-based investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly-owned subsidiary of FleetBoston Financial Corporation on March 1, 2001.

Mr. Sapiro, a director since 1989, has been a retail marketing consultant since his retirement in 1985. Previously, he was Senior Vice President/General Merchandise Manager and a member of the Executive Committee of both Macy’s New York and Gimbels Philadelphia/Gimbels East. He was also a director of Macy’s New York.

Messrs. Cleeland and Sapiro have advised us that they do not plan to seek re-election to our Board of Directors after their terms of office expire at our next annual meeting. We are seeking to replace these directors.

Section 16(a)    Beneficial Ownership Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

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

(3)  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.
3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.
10.1	1987 Incentive Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.
10.2	1992 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.
10.3
Consulting Agreement, dated September 22, 1995 and effective October 1, 1995, between the Company and Burton M. Sapiro, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the Fiscal year ended January 31, 1996.

10.4	Urban Outfitters, Inc. Profit-Sharing Fund is incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on November 3, 1993.
10.5
1993 Non-Employee Directors’ Non-Qualified Stock Option Plan (as amended and restated) incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the Fiscal year ended January 31, 1995.

10.6	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the Fiscal year ended January 31, 1997.
10.7	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.
10.8	2000 Stock Incentive Plan is incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-8 filed on June 6, 2000.
10.9
Credit Agreement, dated September 12, 2001, between the Company and First Union National Bank is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended October 31, 2001.

21.1*	List of Subsidiaries.
23.1*	Consent of Arthur Andersen LLP.
99.1*	Letter Regarding Arthur Andersen LLP.

*	Filed herewith

(b)  Reports on Form 8-K: No current reports on Form 8-K were filed during the last quarter of Fiscal 2002.

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

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, President and Director	March 20, 2002

/s/ STEPHEN A. FELDMAN Stephen A. Feldman (Principal Financial Officer)	Chief Financial Officer	March 20, 2002

/s/ KENNETH R. BULL Kenneth R. Bull (Principal Accounting Officer)	Treasurer	March 20, 2002

/s/ SCOTT A. BELAIR Scott A. Belair	Director	March 20, 2002

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	March 20, 2002

/s/ KENNETH K. CLEELAND Kenneth K. Cleeland	Director	March 20, 2002

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	March 20, 2002

/s/ BURTON M. SAPIRO Burton M. Sapiro	Director	March 20, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Urban Outfitters, Inc.:

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/	ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 6, 2002

URBAN OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$28,251	$16,286
Marketable securities	32	314
Accounts receivable, net of allowances of $562 and $500, respectively	4,129	3,444
Inventories	41,086	34,786
Prepaid expenses and other current assets	5,870	7,302
Deferred taxes	2,781	2,841

Total current assets	82,149	64,973
Property and equipment, net	105,505	97,901
Deferred income taxes and other assets	7,448	5,842

	$195,102	$168,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,838	$19,387
Accrued compensation	3,928	1,775
Accrued expenses and other current liabilities	16,064	12,156

Total current liabilities	40,830	33,318
Deferred rent	8,384	5,786

Total liabilities	49,214	39,104

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 authorized, none issued	—	—
Common shares; $.0001 par value, 50,000,000 shares authorized, 17,352,886 and 17,253,486 issued and outstanding, respectively	2	2
Additional paid-in capital	17,872	16,268
Retained earnings	129,116	114,109
Accumulated other comprehensive loss	(1,102)	(767)

Total shareholders’ equity	145,888	129,612

	$195,102	$168,716

The accompanying notes are an integral part of these statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2002	2001	2000
Net sales	$348,958	$295,333	$278,113
Cost of sales, including certain buying, distribution and occupancy costs	235,311	200,002	173,459

Gross profit	113,647	95,331	104,654
Selling, general and administrative expenses	88,149	77,453	67,089

Income from operations	25,498	17,878	37,565
Interest income	318	481	1,791
Other expenses, net	(594)	(572)	(4,507)

Income before income taxes	25,222	17,787	34,849
Income tax expense	10,215	7,292	16,169

Net income	$15,007	$10,495	$18,680

Net income per common share:
Basic	$0.87	$0.61	$1.07

Diluted	$0.86	$0.61	$1.05

Weighted average common shares outstanding:
Basic	17,268,615	17,257,186	17,531,971

Diluted	17,438,457	17,274,830	17,844,356

The accompanying notes are an integral part of these statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Comprehensive Income (Loss)	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Par Value
Balances at January 31, 1999		17,639,754	$2	$20,825	$84,934	$(467)	$105,294
Net income	$18,680	—	—	—	18,680	—	18,680
Foreign currency translation	87	—	—	—	—	87	87

Comprehensive income	$18,767

Exercise of stock options		366,032	—	3,947	—	—	3,947
Tax effect of exercises		—	—	1,623	—	—	1,623
Purchases and retirement of common shares		(647,600)	—	(8,715)	—	—	(8,715)

Balances at January 31, 2000		17,358,186	2	17,680	103,614	(380)	120,916
Net income	$10,495	—	—	—	10,495	—	10,495
Foreign currency translation	(362)	—	—	—	—	(362)	(362)
Unrealized losses on marketable securities, net	(25)	—	—	—	—	(25)	(25)

Comprehensive income	$10,108

Purchases and retirement of common shares		(104,700)	—	(1,412)	—	—	(1,412)

Balances at January 31, 2001		17,253,486	2	16,268	114,109	(767)	129,612
Net income	$15,007	—	—	—	15,007	—	15,007
Foreign currency translation	(360)	—	—	—	—	(360)	(360)
Unrealized losses on marketable securities, net	25	—	—	—	—	25	25

Comprehensive income	$14,672

Exercise of stock options		99,400	—	1,281	—	—	1,281
Tax effect of exercises		—	—	323	—	—	323

Balances at January 31, 2002		17,352,886	$2	$17,872	$129,116	$(1,102)	$145,888

The accompanying notes are an integral part of these statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$15,007	$10,495	$18,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,462	11,997	8,667
Provision for losses of MXG Media, Inc.	—	—	4,354
Provision for deferred income taxes	(1,274)	199	(3,702)
Tax benefit of stock option exercises	323	—	1,623
Reserve for (recovery of) bad debts	62	(18)	(85)
Changes in assets and liabilities:
(Increase) decrease in receivables	(753)	1,399	84
Increase in inventories	(6,348)	(7,918)	(4,987)
Decrease (increase) in prepaid expenses and other assets	1,120	207	(3,266)
Increase in payables, accrued expenses and other liabilities	9,141	6,519	4,516

Net cash provided by operating activities	32,740	22,880	25,884

Cash flows from investing activities:
Capital expenditures	(22,309)	(36,877)	(38,149)
Purchases of marketable securities available-for-sale	—	(600)	(6,872)
Sales of marketable securities available-for-sale	307	19,930	5,411
Purchases of marketable securities held-to-maturity	—	—	(5,287)
Maturities of marketable securities held-to-maturity	—	—	11,856
Advances to MXG Media, Inc.	—	—	(8,150)
Repayment of advances by MXG Media, Inc.	—	—	7,550

Net cash used in investing activities	(22,002)	(17,547)	(33,641)

Cash flows from financing activities:
Exercise of stock options	1,281	—	3,947
Purchases and retirement of common stock	—	(1,412)	(8,715)

Net cash provided by (used in) financing activities	1,281	(1,412)	(4,768)

Effect of exchange rate changes on cash and cash equivalents	(54)	(362)	87

Increase (decrease) in cash and cash equivalents	11,965	3,559	(12,438)
Cash and cash equivalents at beginning of period	16,286	12,727	25,165

Cash and cash equivalents at end of period	$28,251	$16,286	$12,727

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$9	$7

Income taxes	$9,417	$6,930	$18,423

The accompanying notes are an integral part of these statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.    Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the state of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, a catalog and two web sites. As of January 31, 2002 and 2001, the Company operated 80 and 68 stores, respectively. Stores located in the United States totaled 75 as of January 31, 2002 and 64 as of January 31, 2001, while operations in Europe and Canada included 5 and 4 stores as of the same respective dates. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,100 better specialty retailers worldwide.

2.    Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s “Fiscal 2002” ended on January 31, 2002.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with original maturities of less than three months. At January 31, 2002, cash and cash equivalents included cash on hand, cash in banks, money market accounts and short-term corporate demand notes and municipal bonds.

Marketable Securities

The Company’s debt securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities as well as amortization of discounts and premiums is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at amortized cost, which approximates fair value or are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity, net of applicable taxes, until realized. Unrealized gains and losses, net of the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related deferred taxes, have not been material. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. These amounts have not been material. Marketable securities at January 31, 2002 and January 31, 2001 were $32 and $314, respectively.

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

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2002.

Deferred Rent

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid is recorded as deferred rent.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise.

Shipping and Handling Fees and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs reported as prepaid expenses were $1,063 and $1,100 as of January 31, 2002 and 2001, respectively. Advertising expenses were $8,141, $9,171 and $6,309 for Fiscal 2002, 2001 and 2000, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Start-up Costs

The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During Fiscal 2002 and 2001, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material. The Company expended an immaterial amount for these costs in Fiscal 2000 which were expensed as incurred.

Income Taxes

The Company applies Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated Federal income tax return.

Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised (see Note 10).

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which established a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123 (see Note 9).

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments and unrealized losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes since these adjustments relate to indefinite investments in non-U.S. subsidiaries. At January 31, 2002, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses are included in operating results and were not material in Fiscal 2002, 2001 or 2000.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments (see also “Marketable Securities” section above).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution. Receivables with third party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its receivables. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash accounts.

Derivative Instruments and Hedging Activities

In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was required to be adopted in Fiscal 2002. The Company currently enters into short-term foreign currency forward exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of these contracts and related gains and losses have not been material. The adoption of SFAS No. 133 on February 1, 2001 did not have a significant effect on the financial position or results of operations of the Company.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Occurring Events and Transactions.” The Company is required to adopt SFAS No. 144 for the fiscal year ending January 31, 2003, however, early application is permitted. The adoption of SFAS No. 144 on February 1, 2002 had no impact on the financial position or results of operations of the Company.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.    Inventories

Inventories are summarized as follows:

	January 31,
	2002	2001
Work-in-process	$406	$592
Finished goods	40,680	34,194

Total	$41,086	$34,786

4.    Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2002	2001
Land	$543	$543
Building	3,383	3,383
Furniture and fixtures	35,963	32,527
Leasehold improvements	108,278	89,120
Other operating equipment	7,910	7,484
Construction in progress	7,280	7,330

	163,357	140,387
Accumulated depreciation and amortization	(57,852)	(42,486)

Total	$105,505	$97,901

Depreciation and amortization expense for property and equipment for Fiscal 2002, 2001 and 2000 was $15,434, $11,795 and $8,097, respectively.

5.    Investment in MXG Media, Inc.

As of January 31, 2000, the Company had invested approximately $2,000 in Series B Convertible Preferred Stock and $2,400 in convertible debentures of MXG Media, Inc. (“MXG”). MXG incurred losses from its inception, and, in accordance with the equity method of accounting, the Company recorded charges to earnings as other expense in the consolidated statement of operations of $4,400 for its portion of operating losses related to the minority interest in MXG during Fiscal 2000. These charges in Fiscal 2000 fully reserved for the Company’s investment, and the Company made no further investments in MXG.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 13, 2000, MXG ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. MXG had been unsuccessful in attempts to raise additional capital. The Company does not expect to recover any material portion of its investment in MXG.

6.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2002	2001
Accrued sales taxes	$1,058	$748
Accrued rents and related taxes	2,712	1,609
Gift certificates and merchandise credits	2,134	2,168
Accruals for construction	3,315	2,297
Accrued income taxes	4,144	2,480
Other current liabilities	2,701	2,854

Total	$16,064	$12,156

7.    Line of Credit Facility

On September 12, 2001, the Company entered into a new $25 million line of credit facility (the “Line”) with one of its banks. The Line, which replaced the Company’s $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The Line contains sublimits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the Company’s achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company’s capital expenditures and share repurchases and prohibits the payment of cash dividends on common stock. At January 31, 2002, the Company was in compliance with all covenants under this facility. There were no borrowings outstanding at January 31, 2002 or at January 31, 2001. Outstanding letters of credit and standby letters of credit were $9.4 million and $0.2 million at January 31, 2002, respectively.

8.    Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2002	2001	2000
Domestic	$25,705	$18,328	$34,520
Foreign	(483)	(541)	329

	$25,222	$17,787	$34,849

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows:

	Fiscal Year Ended January 31,
	2002	2001	2000
Current:
Federal	$9,694	$6,303	$14,104
State	1,632	675	5,061
Foreign	163	115	706

	11,489	7,093	19,871
Deferred:
Federal	(789)	(77)	(3,865)
State	(495)	728	(1,406)
Foreign	(28)	(327)	(249)

	(1,312)	324	(5,520)
Change in valuation allowances	38	(125)	1,818

	$10,215	$7,292	$16,169

The effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2002	2001	2000

Expected provision at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	6.8	6.6
Expenses relating to provision for foreign net operating losses, investment in MXG Media, Inc. and other	2.3	(0.8)	4.4

Effective rate	40.5%	41.0%	46.0%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities at January 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax liability:
Prepaid expenses	$(260)	$(342)
Deferred tax assets:
Depreciation and deferred rent	6,337	5,487
Inventory	2,462	2,814
Provision for investment in MXG Media, Inc.	893	883
Accounts receivable	309	368
Net operating loss carryforwards	1,273	810
Accrued salaries and benefits, and other	318	—

Gross deferred tax assets, before valuation allowances	11,332	10,020
Valuation allowances	(1,731)	(1,693)

Net deferred tax assets	$9,601	$8,327

At January 31, 2002, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $2,781 that do not expire and certain U.S. subsidiaries had state net operating loss carryforwards for tax purposes of approximately $8,148 that expire from 2004 through 2021. At January 31, 2002, the Company had a full valuation allowance for the foreign net operating loss carryforwards. At January 31, 2002, the Company had no valuation reserve for the state net operating loss carryforwards as management believes it is more likely than not that the tax benefit of these carryforwards will be realized. At January 31, 2002 and 2001, the noncurrent portion of deferred tax assets aggregated $6,820 and $5,486, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $2,326 as of January 31, 2002. These earnings are deemed to be permanently reinvested to finance growth programs.

9.    Stock Option Plans

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) authorizes up to an aggregate of 1,250,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. In addition, incentive stock options or nonqualified stock options can be granted under the 1997 Stock Option Plan (the “1997 Plan”) which authorizes up to an aggregate of 1,250,000 common shares. The vesting periods for the 1997 Plan and the 2000 Plan can range from one to ten years. The 1997 Plan replaced the previous 1987, 1992 and 1993 Plans (the “superceded plans”) which were precluded from making additional grants due either to expiration or insufficient available shares. Individual grants outstanding under certain of the superceded plans, however, have expiration dates, which extend into the year 2007. At January 31, 2002, 682,500 and 201,200 shares of common stock were available for grant under the 2000 Plan and the 1997 Plan, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding these option plans is as follows:

	Fiscal 2002		Fiscal 2001		Fiscal 2000
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,454,000	$14.92	1,494,800	$15.31	1,702,500	$12.63
Options granted	540,000	12.18	242,000	9.36	334,500	21.71
Options exercised	(99,400)	12.89	—	—	(366,032)	10.78
Options canceled	(80,200)	23.62	(282,800)	12.01	(176,168)	11.35

Options outstanding at end of year	1,814,400	13.83	1,454,000	14.92	1,494,800	15.31

Options exercisable at end of year	708,900	14.80	610,600	15.27	442,233	13.34

Weighted average fair value of grants per share	$7.08		$5.85		$13.20

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg Exercise Price	Amount Outstanding	Wtd. Avg. Exercise Price
$ 7.03—$ 8.19	27,000	8.9	$7.31	5,000	$7.26
8.63— 10.50	220,900	7.1	9.21	105,700	9.50
11.13— 13.44	714,000	7.2	11.83	214,000	11.62
14.00— 16.50	613,000	6.9	14.75	199,400	14.80
16.75— 19.09	85,000	6.3	17.17	69,000	16.99
20.88	40,000	4.3	20.88	40,000	20.88
26.19— 26.97	114,500	7.3	26.63	75,800	26.45

	1,814,400		13.83	708,900	14.80

The Company applies APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,”

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s net income and net income per common share would have been reduced in Fiscal 2002, 2001 and 2000 as follows:

	Fiscal Year Ended January 31,
	2002	2001	2000
Net income—as reported	$15,007	$10,495	$18,680
Net income—pro forma	13,611	8,806	16,460
Net income per share—basic—as reported	0.87	0.61	1.07
Net income per share—diluted—as reported	0.86	0.61	1.05
Net income per share—basic—pro forma	0.79	0.51	0.94
Net income per share—diluted—pro forma	0.78	0.51	0.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Expected life	6.5 years	7.1 years	6.7 years
Risk-free interest rate	5.2%	6.2%	5.7%
Volatility	55.4%	53.1%	53.8%
Dividend rate	0%	0%	0%

10.    Net Income Per Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted earnings per share (“EPS”).

	Fiscal Year Ended January 31,
	2002	2001	2000
Basic weighted average shares outstanding	17,268,615	17,257,186	17,531,971
Effect of dilutive options	169,842	17,644	312,385

Diluted weighted average shares outstanding	17,438,457	17,274,830	17,844,356

Options to purchase 114,500 shares ranging in price from $26.19 to $26.97 were outstanding as of January 31, 2002, options to purchase 1,426,500 shares ranging in price from $8.27 to $27.56 were outstanding as of January 31, 2001, and options to purchase 235,500 shares ranging in price from $20.88 to $27.56 were outstanding as of January 31, 2000, but were not included in the computation of diluted EPS for the respective fiscal years because the options’ exercise prices were greater than the average market price of the common shares.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

Leases

The Company leases its stores under noncancelable operating leases. Additionally, certain office equipment is leased under noncancelable capital leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2003	$35,879
2004	36,247
2005	35,503
2006	33,643
2007	31,253
Thereafter	148,946

Total minimum lease payments	$321,471

Amounts noted above include commitments for five executed leases for stores not opened as of January 31, 2002. At January 31, 2002, the Company had entered into a capital lease for equipment with a cost of approximately $660, which will be recorded in the first quarter of Fiscal 2003 upon receipt of the related equipment in accordance with the contract.

The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2002	2001	2000
Minimum rentals	$32,704	$25,651	$18,591
Contingent rentals	216	173	441

Total	$32,920	$25,824	$19,032

Benefit Plan

The Urban Outfitters 401(k) Savings Plan (known as the Urban Outfitters, Inc. Profit-Sharing Fund prior to July 1, 1999) covers all employees who are at least 18 years of age and have completed six months of service. Under the plan, employees can defer 1% to 20% of compensation as defined. The Company will make matching contributions of $0.25 per employee contribution dollar on the first 6% of employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $285, $258 and $142 for Fiscal 2002, 2001 and 2000, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

12.    Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 80 stores operating under the retail names “Urban Outfitters” and “Anthropologie,” and through a catalog and two web sites. Sales from this retail segment accounted for over 90% of total consolidated sales for Fiscal 2002, 2001 and 2000. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2002	2001	2000
Net sales
Retail operations	$330,691	$274,724	$255,782
Wholesale operations	24,391	26,114	25,718
Intersegment elimination	(6,124)	(5,505)	(3,387)

Total net sales	$348,958	$295,333	$278,113

Income from operations
Retail operations	$27,961	$17,466	$36,092
Wholesale operations	1,403	4,065	4,063
Intersegment elimination	(1,290)	(1,170)	(683)

Total segment operating income	28,074	20,361	39,472
General corporate expenses	(2,576)	(2,483)	(1,907)

Total income from operations	$25,498	$17,878	$37,565

Depreciation and amortization expense
Retail operations	$15,295	$11,794	$8,473
Wholesale operations	166	202	193
Corporate	1	1	1

Total depreciation and amortization expense	$15,462	$11,997	$8,667

Inventory
Retail operations	$39,014	$31,845	$25,217
Wholesale operations	2,072	2,941	1,651

Total inventory	$41,086	$34,786	$26,868

Property and equipment, net
Retail operations	$104,655	$96,890	$71,805
Wholesale operations	849	1,010	1,013
Corporate	1	1	1

Property and equipment, net	$105,505	$97,901	$72,819

Capital expenditures
Retail operations	$22,275	$36,697	$37,797
Wholesale operations	34	180	352

Total capital expenditures	$22,309	$36,877	$38,149