Form 10-Q
period 2002-04-30
URBAN OUTFITTERS INC
filed 2002-05-16
CIK 912615

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              _____________________

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended April 30, 2002

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         Commission File Number 0-16999

                             _______________________

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

                             ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X       No _____
                      ----
                                                   Number of Shares Outstanding
  Title of Each Class of Common Stock                   at May 13, 2002
  -----------------------------------              ----------------------------
Common Shares, par value, $.0001 per share               19,152,786

                               INDEX
                               -----

                                                                                  Page
                                                                                  ----
           PART I   Financial Information
           ------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at April 30, 2002,
           January 31, 2002, and April 30, 2001 (Unaudited)                       3

           Condensed Consolidated Statements of Income for the three
           months ended April 30, 2002 and 2001 (Unaudited)                       4

           Condensed Consolidated Statements of Shareholders' Equity for
           the three months ended April 30, 2002 and 2001 (Unaudited)             5

           Condensed Consolidated Statements of Cash Flows for the three
           months ended April 30, 2002 and 2001 (Unaudited)                       6

           Notes to Condensed Consolidated Financial Statement                    7 - 9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    10 -12

Item 3.    Quantitative and Qualitative Disclosure about Market Risk              13

           PART II Other Information
           -------

Item 6.    Exhibits and Reports on Form 8-K                                       13


      SIGNATURES                                                                  14

                             URBAN OUTFITTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                                   April 30,       January 31,     April 30,
                                                                                     2002            2002            2001
                                                                                 -------------   ------------   -------------
                         ASSETS
                         ------

Current assets:
      Cash and cash equivalents                                                     $  74,647      $  28,251       $   9,795
      Marketable securities                                                             4,032             32             332
      Accounts receivable, net of allowances of $535, $562, and $536,
        respectively                                                                    4,678          4,129           5,558
      Inventories                                                                      42,143         41,086          41,903
      Prepaid expenses, deferred taxes and other current assets                         6,639          8,651          10,242
                                                                                 ------------    -----------    ------------

        Total current assets                                                          132,139         82,149          67,830
Property and equipment, net                                                           106,018        105,505          99,325
Deferred taxes and other assets                                                         7,430          7,448           6,139
                                                                                 ------------    -----------    ------------
                                                                                    $ 245,587      $ 195,102       $ 173,294
                                                                                 ============    ===========    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
      Accounts payable                                                              $  22,497      $  20,838       $  22,243
      Accrued expenses, accrued compensation and other current liabilities             18,493         19,992          14,283
                                                                                 ------------    -----------    ------------
        Total current liabilities                                                      40,990         40,830          36,526
Deferred rent                                                                           8,836          8,384           6,257
                                                                                 ------------    -----------    ------------
        Total liabilities                                                              49,826         49,214          42,783
                                                                                 ------------    -----------    ------------

Commitments and contingencies  (See Note 6)
Shareholders' equity:
      Preferred shares; $.0001 par value, 10,000,000 shares authorized,
       none issued                                                                          -              -               -
      Common shares; $.0001 par value, 50,000,000 shares authorized,
       19,152,786, 17,352,886, and 17,253,486 issued and outstanding,
       respectively                                                                         2              2               2
      Additional paid-in capital                                                       62,635         17,872          16,268
      Retained earnings                                                               133,871        129,116         115,260
      Accumulated other comprehensive loss                                               (747)        (1,102)         (1,019)
                                                                                 ------------    -----------    ------------
        Total shareholders' equity                                                    195,761        145,888         130,511
                                                                                 ------------    -----------    ------------
                                                                                    $ 245,587      $ 195,102       $ 173,294
                                                                                 ============    ===========    ============


                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  April 30,
                                                                  -----------------------------------------
                                                                       2002                       2001
                                                                  ---------------           ---------------
Net sales                                                           $     94,074              $     71,834

Cost of sales, including certain buying, distribution
   and occupancy costs                                                    61,904                    50,274
                                                                  ---------------           ---------------
        Gross profit                                                      32,170                    21,560

Selling, general and administrative expenses                              24,002                    19,512
                                                                  ---------------           ---------------
        Income from operations                                             8,168                     2,048

Other income (expense), net                                                 (177)                     (113)
                                                                  ---------------           ---------------
        Income before income taxes                                         7,991                     1,935

Income tax expense                                                         3,236                       784
                                                                  ---------------           ---------------
        Net income                                                  $      4,755              $      1,151
                                                                  ===============           ===============

Net income per common share:

        Basic                                                       $       0.27              $       0.07
                                                                  ===============           ===============

        Diluted                                                     $       0.26              $       0.07
                                                                  ===============           ===============

Weighted average common shares outstanding:

        Basic                                                         17,569,709                17,253,482
                                                                  ===============           ===============

        Diluted                                                       18,112,904                17,292,362
                                                                  ===============           ===============

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)

                                   Comprehensive
                                      Income            Common Shares
                                 -----------------    -----------------
                                                                                                       Accumulated
                                                                            Additional                    Other
                                                      Number of   Par        Paid-in       Retained   Comprehensive
                                     Quarter           Shares    Value       Capital       Earnings       Loss           Total
                                 -----------------    -----------------     ----------     --------   -------------    ---------
Balances at February 1, 2002                          17,352,886   $ 2      $   17,872     $ 129,116  $     (1,102)    $ 145,888
Net income                       $          4,755                                              4,755                       4,755
Foreign currency translation
      adjustments, net                        355                                                              355           355
                                 -----------------
Comprehensive income             $          5,110
                                 =================
Stock issued for cash, net of
      issuance costs                                   1,600,000                41,470                                    41,470
Exercise of stock options                                199,900                 2,407                                     2,407
Tax effect of exercises                                                            886                                       886
                                                   ------------- ------     ----------     ---------  -------------    ---------
Balances at April 30, 2002                            19,152,786   $ 2      $   62,635     $ 133,871  $       (747)    $ 195,761
                                                   ============= ======     ==========     =========  =============    =========


Balances at February 1, 2001                          17,253,486   $ 2      $   16,268     $ 114,109  $       (767)    $ 129,612
Net income                       $          1,151                                              1,151                       1,151
Foreign currency translation
      adjustments, net                       (270)                                                            (270)         (270)
Change in unrealized net losses
      on marketable securities                 18                                                               18            18

                                 -----------------
Comprehensive income             $            899
                                 =================

                                                   ------------- ------     ----------     ---------  -------------    ---------
Balances at April 30, 2001                            17,253,486   $ 2      $   16,268     $ 115,260  $     (1,019)    $ 130,511
                                                   ============= ======     ==========     =========  =============    =========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       Three months ended
                                                                                             April 30,
                                                                                    -------------------------
                                                                                       2002          2001
                                                                                    ------------  -----------
Cash flows from operating activities:
        Net income                                                                  $     4,755   $    1,151
        Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                            4,212        3,647
                 Tax benefit of stock option exercises                                      886            -
                 Changes in assets and liabilities:
                    Increase in receivables                                                (543)      (2,114)
                    Increase in inventories                                              (1,003)      (7,117)
                    Decrease (increase) in prepaid expenses and other assets              2,032         (396)
                    Increase in payables, accrued expenses and other liabilities          1,801        3,679
                                                                                    ------------  -----------
                        Net cash provided by (used in) operating activities              12,140       (1,150)
                                                                                    ------------  -----------
Cash flows from investing activities:
        Capital expenditures                                                             (5,705)      (5,071)
        Purchases of marketable securities                                               (4,000)           -
                                                                                    ------------  -----------
                        Net cash used in investing activities                            (9,705)      (5,071)
                                                                                    ------------  -----------
Cash flows from financing activities:
        Exercise of stock options                                                         2,407            -
        Issuance of common shares                                                        41,470            -
                                                                                    ------------  -----------
                        Net cash provided by  financing activities                       43,877            -
                                                                                    ------------  -----------
Effect of exchange rate changes on cash and cash equivalents                                 84         (270)
                                                                                    ------------  -----------
Increase (decrease) in cash and cash equivalents                                         46,396       (6,491)
Cash and cash equivalents at beginning of period                                         28,251       16,286
                                                                                    ------------  -----------
Cash and cash equivalents at end of period                                          $    74,647   $    9,795
                                                                                    ============  ===========

                             See accompanying notes

                             URBAN OUTFITTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the Securities and Exchange Commission on March 22, 2002.

2.       Public Offering

         In April 2002, the Company completed a public offering of 1.6 million shares of its common stock at a price of $28.00 per share. The Company received net proceeds of approximately $41.5 million from the offering. In conjunction with the offering, certain selling shareholders exercised options which resulted in additional cash proceeds of approximately $1.5 million.

3.       Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 on February 1, 2002 did not have an impact on the Company's financial position or results of operations.

4.       Marketable Securities

         All marketable securities are classified as available-for-sale for all periods presented:

                                                                April 30, 2002   January 31, 2002   April 30, 2001
                                                                --------------   ----------------   --------------
                                                                                  (in thousands)
                 Current
                    Available-for-sale .....................         $4,032           $  32            $ 332
                                                                     ------           -----            -----

                 Total marketable securities ...............         $4,032           $  32            $ 332
                                                                     ======           =====            =====

         Marketable securities are carried at fair value.

                             URBAN OUTFITTERS, INC.

5.      Line of Credit

        On September 12, 2001, the Company entered into a new $25 million line of credit facility (the "Line") with one of its banks. The Line, which replaced the Company's $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The Line contains sublimits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based upon the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases and prohibits the payment of cash dividends on common stock. At April 30, 2002, the Company was in compliance with all covenants under this facility. As of and during the three months ended April 30, 2002, there were no borrowings. Outstanding letters of credit and standby letters of credit were $14.7 million, $9.4 million and $11.4 million at April 30, 2002, January 31, 2002 and April 30, 2001, respectively.

6.      Commitments and Contingencies

         The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

7.       Net Income Per Share

         The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for dilutive net income per share represents the share effect of dilutive stock options.

         Options to purchase 113,300 and 1,123,500 shares were outstanding at April 30, 2002 and 2001, respectively, but were not included in the computation of EPS because their effect would be antidilutive.

8.       Segment Reporting

         Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 82 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment account for over 90% of total consolidated sales for the fiscal year ended January 31, 2002. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

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

                                                          Three months ended
                                                               April 30,
                                                         --------------------
                                                         2002            2001
                                                         ----            ----
    Net sales
       Retail operations .........................     $ 89,485        $ 67,428
       Wholesale operations ......................        5,562           5,229
       Intersegment elimination ..................         (973)           (823)
                                                       --------        --------
       Total net sales ...........................     $ 94,074        $ 71,834
                                                       ========        ========

    Income from operations
       Retail operations .........................     $  8,680        $  2,862
       Wholesale operations ......................          387             (23)
       Intersegment elimination ..................         (158)           (164)
                                                       --------        --------
       Total segment operating income ............        8,909           2,675
       General corporate expenses ................         (741)           (627)
                                                       --------        --------
       Total income from operations ..............     $  8,168        $  2,048
                                                       ========        ========

                                                April 30, 2002    January 31, 2002   April 30, 2001
                                                --------------    ----------------   --------------
  Property and equipment, net
     Retail operations .......................     $ 105,215         $ 104,655         $  98,347
     Wholesale operations ....................           802               849               977
     Corporate ...............................             1                 1                 1
                                                   ---------         ---------         ---------
     Total property and equipment, net .......     $ 106,018         $ 105,505         $  99,325
                                                   =========         =========         =========
  Inventories
     Retail operations .......................     $  40,947         $  39,014         $  39,692
     Wholesale operations ....................         1,196             2,072             2,211
                                                   ---------         ---------         ---------
     Total inventories .......................     $  42,143         $  41,086         $  41,903
                                                   =========         =========         =========

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

         Thus far this fiscal year, the Company has opened two new Anthropologie stores. Management plans to open approximately ten to twelve additional stores during the remainder of the fiscal year.

                              RESULTS OF OPERATIONS

         The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's Fiscal 2003 will end on January 31, 2003. This discussion of results of operations addresses the first quarter of FY 2003.

         The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

                                                                                  Three months ended
                                                                                       April 30,
                                                                                ----------------------
                                                                                 2002           2001
                                                                                 ----           ----
                 Net sales                                                       100.0%         100.0%
                 Cost of sales, including certain buying,
                    distribution and occupancy costs                              65.8           70.0
                                                                                ------         ------
                           Gross profit                                           34.2           30.0
                 Selling, general and administrative expenses                     25.5           27.2
                                                                                ------         ------
                           Income from operations                                  8.7            2.8
                 Other income (expense), net                                      (0.2)          (0.1)
                                                                                ------         ------
                           Income before income taxes                              8.5            2.7
                 Income tax expense                                                3.4            1.1
                                                                                ------         ------
                           Net income                                              5.1%           1.6%
                                                                                ======         ======

                  THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO
                        THREE MONTHS ENDED APRIL 30, 2001

         Net sales increased by 31.0% during the first quarter ended April 30, 2002 to $94.1 million from $71.8 million for the same quarter last year. The $22.3 million increase over the prior year's first quarter was the result of an 18.2% comparable store sales increase of $10.9 million along with noncomparable and new store sales increases of $10.4 million. In addition, direct-to-consumer and Free People wholesale contributed $0.8 million and $0.2 million of sales increases, respectively, in the quarter. Comparable store sales increases were comprised of a 12.1% increase for Urban Retail and a 27.3% increase for Anthropologie. Increases in the number of transactions in comparable stores and an increase in average sales prices resulting from a lower proportion of markdowns accounted for the comparable store sales dollar increase. The increase in net sales attributable to noncomparable and new stores was caused by the opening of two new stores during the first quarter of Fiscal 2003 and eleven new stores in Fiscal 2002 which were noncomparable for the first quarter of Fiscal 2003. In addition, direct-to-consumer sales increased as a result of increased customer response and overall demand, both in dollars per catalog and unique site visits.

         The Company's gross profit margin, expressed as a percentage of sales, increased to 34.2% from 30.0% for the comparable period last year. This increase was primarily caused by improvements to the initial cost of goods and decreased markdown requirements which together increased gross profit, expressed as a percentage of sales, by 2.5%. Additionally, leveraging of the Company's occupancy expenses caused by the significant comparable store sales increase accounted for another 1.1% of the increase, expressed as a percentage of sales.

         Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 25.5% from 27.2% for the quarter ended April 30, 2002 versus the same quarter last year. This improvement was primarily attributable to the leveraging of expenses as a result of the increase in comparable store sales.

         Net income for the quarter ended April 30, 2002 was $4.8 million or $0.26 per diluted share versus $1.2 million or $0.07 per diluted share for the comparable quarter last year.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and marketable securities were $78.7 million at April 30, 2002, as compared to $28.2 million at January 31, 2002 and $10.1 million at April 30, 2001. Increases in cash, cash equivalents and marketable securities were primarily a result of the Company's successful public offering of 1.6 million common shares of stock during the first quarter of Fiscal 2003. The Company's net working capital was $91.1 million at April 30, 2002, as compared to $41.3 million at January 31, 2002 and $31.3 million at April 30, 2001.

         Total inventories at April 30, 2002 increased by 1.0% versus the comparable period end last year, principally attributable to the increase in the number of new retail stores. Comparable store inventories at April 30, 2002 were 5.5% below last year's levels as a result of strong "sell-throughs". Management believes that current inventory levels, although lean, are sufficient to sustain anticipated sales trends.

         The Company expects that capital expenditures for the current year will not exceed $25 million. The primary use of cash will be to open new stores and purchase inventories. The Company believes that existing cash and investments at April 30, 2002, together with future cash from operations and available credit under the Company's line of credit facility, assuming renewal or replacement, will be sufficient to meet the Company's cash needs for the next three years.

         Accrued expenses, accrued compensation and other current liabilities increased to $18.5 million as of April 30, 2002 from $14.3 million at April 30, 2001. The increase in the components of accrued expenses and other current liabilities is primarily attributable to additional stores and incentive compensation accruals associated with improved profitability.

         Additional paid-in-capital increased to $62.6 million as of April 30, 2002 from $16.3 million at April 30, 2001.

This increase was primarily the result of the Company's completed public offering during the first quarter of Fiscal 2003 of 1.6 million of its common shares which generated approximately $41.5 million, net of selling expenses. Additionally, certain option exercises since April 30, 2001 generated another $4.9 million, including the estimated tax benefit related to the exercises. These monies will be used, in part, to fund additional new store openings.

         On September 12, 2001, the Company entered into a new $25 million line of credit facility (the "Line") with one of its banks. The Line, which replaced the Company's $16.2 million discretionary line of credit with the bank, is a one-year committed line of credit to fund working capital requirements and letters of credit. The Line contains sublimits for letters of credit and European subsidiary borrowings. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based upon the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases and prohibits the payment of cash dividends on common stock. At April 30, 2002, the Company was in compliance with all covenants under this facility. As of and during the three months ended April 30, 2002, there were no borrowings. Outstanding letters of credit and standby letters of credit were $14.7 million, $9.4 million and $11.4 million at April 30, 2002, January 31, 2002 and April 30, 2001, respectively

                                  OTHER MATTERS

         Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 on February 1, 2002 did not have an impact on our financial position or results of operations.

         Seasonality and Quarterly Results

         While the Company has been profitable in each of its last 49 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. While the Company's comparable store sales trend since April 30, 2002 has continued to exceed its conservative plan, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

         The Company's exposure to market risk for changes in interest rates relates to its cash , cash equivalents and marketable securities. As of April 30, 2002, the Company's cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, and corporate demand notes. Due to the average maturity and conservative nature of the Company's investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on predominately all of our cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments. The Company intends to transfer a portion of its short-term investment portfolio at April 30, 2002 into longer term marketable securities.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:    3.1  The Company's Amended and Restated Articles of
                             Incorporation (incorporated by reference to Exhibit
                             3.1 to the Company's Registration Statement on Form
                             S-1 (File No. 33-69378) filed on September 24,
                             1993).

                        3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33- 69378) filed on September 24, 1993).

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