Form 10-Q
period 2002-07-31
URBAN OUTFITTERS INC
filed 2002-09-12
CIK 912615

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Quarterly Period Ended July 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                        Commission File Number 0-16999

                               -----------------

                            Urban Outfitters, Inc.
            (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                23-2003332
                  (State or Other                (I.R.S.
                   Jurisdiction          Employer Identification
                of Incorporation of               No.)
                   Organization)
                1809 Walnut Street,               19103
                 Philadelphia, PA
               (Address of principal           (Zip Code)
                 executive office)

                                (215) 564-2313
              (Registrant's telephone number including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

   Title of Each Class of Common Stock     Number of Shares Outstanding at September 9, 2002
   -----------------------------------     -------------------------------------------------
Common Shares, par value, $.0001 per share                    19,244,836

================================================================================

                                     INDEX

                                                                                            Page
                                                                                            -----

PART I  Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at July 31, 2002, January 31, 2002, and
          July 31, 2001 (Unaudited)........................................................ 3

        Condensed Consolidated Statements of Income for the three and six months ended July
          31, 2002 and 2001 (Unaudited).................................................... 4

        Condensed Consolidated Statements of Shareholders' Equity for the six months ended
          July 31, 2002 and 2001 (Unaudited)............................................... 5

        Condensed Consolidated Statements of Cash Flows for the six months ended
          July 31, 2002 and 2001 (Unaudited)............................................... 6

        Notes to Condensed Consolidated Financial Statements (Unaudited)................... 7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................... 10-13

Item 3. Quantitative and Qualitative Disclosure about Market Risk.......................... 13

PART II  Other Information

Item 1. Legal Proceedings.................................................................. 14

Item 5. Other Information.................................................................. 14

Item 6. Exhibits and Reports on Form 8-K................................................... 14

SIGNATURES................................................................................. 15

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER............................................... 16

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER............................................... 17

                            URBAN OUTFITTERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                                         July 31, January 31, July 31,
                                                                           2002      2002       2001
                                                                         -------- ----------- --------
                                ASSETS
Current assets:
   Cash and cash equivalents............................................ $ 68,195  $ 28,251   $ 10,633
   Marketable securities................................................   10,575        32        339
   Accounts receivable, net of allowance for doubtful accounts of $616,
     $562, and $512, respectively.......................................    5,333     4,129      5,526
   Inventories..........................................................   51,687    41,086     47,446
   Prepaid expenses, deferred taxes and other current assets............    7,698     8,651      8,552
                                                                         --------  --------   --------
       Total current assets.............................................  143,488    82,149     72,496
Property and equipment, net.............................................  106,925   105,505    103,045
Deferred taxes and other assets.........................................    7,426     7,448      6,135
                                                                         --------  --------   --------
                                                                         $257,839  $195,102   $181,676
                                                                         ========  ========   ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................... $ 26,062  $ 20,838   $ 26,360
   Accrued expenses, accrued compensation and other current liabilities.   19,524    19,992     14,718
                                                                         --------  --------   --------
       Total current liabilities........................................   45,586    40,830     41,078
Deferred rent...........................................................    9,179     8,384      6,911
                                                                         --------  --------   --------
       Total liabilities................................................   54,765    49,214     47,989
                                                                         --------  --------   --------
Commitments and contingencies (See Note 6)
Shareholders' equity:
   Preferred shares; $.0001 par value, 10,000,000 shares authorized,
     none issued........................................................       --        --         --
   Common shares; $.0001 par value, 50,000,000 shares authorized,
     19,164,336, 17,352,886, and 17,263,486 issued and outstanding,
     respectively.......................................................        2         2          2
   Additional paid-in capital...........................................   62,933    17,872     16,367
   Retained earnings....................................................  140,126   129,116    118,417
   Accumulated other comprehensive income (loss)........................       13    (1,102)    (1,099)
                                                                         --------  --------   --------
       Total shareholders' equity.......................................  203,074   145,888    133,687
                                                                         --------  --------   --------
                                                                         $257,839  $195,102   $181,676
                                                                         ========  ========   ========

                            See accompanying notes

                            URBAN OUTFITTERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                         Three months ended         Six months ended
                                                              July 31,                  July 31,
                                                      ------------------------  ------------------------
                                                          2002         2001         2002         2001
                                                      -----------  -----------  -----------  -----------
Net sales............................................ $   101,001  $    80,395  $   195,075  $   152,229
Cost of sales, including certain buying, distribution
  and occupancy costs................................      65,244       54,451      127,148      104,725
                                                      -----------  -----------  -----------  -----------
       Gross profit..................................      35,757       25,944       67,927       47,504
Selling, general and administrative expenses.........      25,209       20,497       49,211       40,009
                                                      -----------  -----------  -----------  -----------
       Income from operations........................      10,548        5,447       18,716        7,495
Other income (expense), net..........................         (35)        (141)        (212)        (254)
                                                      -----------  -----------  -----------  -----------
       Income before income taxes....................      10,513        5,306       18,504        7,241
Income tax expense...................................       4,258        2,149        7,494        2,933
                                                      -----------  -----------  -----------  -----------
       Net income.................................... $     6,255  $     3,157  $    11,010  $     4,308
                                                      ===========  ===========  ===========  ===========
Net income per common share:
       Basic......................................... $      0.33  $      0.18  $      0.60  $      0.25
                                                      ===========  ===========  ===========  ===========
       Diluted....................................... $      0.32  $      0.18  $      0.58  $      0.25
                                                      ===========  ===========  ===========  ===========
Weighted average common shares outstanding:
       Basic.........................................  19,158,660   17,260,798   18,372,947   17,257,222
                                                      ===========  ===========  ===========  ===========
       Diluted.......................................  19,779,015   17,338,819   18,965,116   17,308,818
                                                      ===========  ===========  ===========  ===========


                            See accompanying notes

                            URBAN OUTFITTERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)

                                   Comprehensive
                                       Income         Common Shares                        Accumulated
                                -------------------  ---------------- Additional              Other
                                                     Number of   Par   Paid-in   Retained Comprehensive
                                Quarter Year-to-Date  Shares    Value  Capital   Earnings Income (Loss)   Total
                                ------- ------------ ---------- ----- ---------- -------- ------------- --------
Balances at February 1, 2002...                      17,352,886  $2    $17,872   $129,116    $(1,102)   $145,888
Net income..................... $6,255    $11,010                                  11,010                 11,010
Foreign currency translation
  adjustments, net.............    760      1,115                                              1,115       1,115
                                ------    -------
Comprehensive income........... $7,015    $12,125
                                ======    =======
Stock issued for cash, net of
  issuance costs...............                       1,600,000         41,470                            41,470
Exercise of stock options......                         211,450          2,643                             2,643
Tax benefit of stock option
  exercises....................                                            948                               948
                                                     ----------  --    -------   --------    -------    --------
Balances at July 31, 2002......                      19,164,336  $2    $61,985   $140,126    $    13    $203,074
                                                     ==========  ==    =======   ========    =======    ========
Balances at February 1,
  2001.........................                      17,253,486  $2    $16,268   $114,109    $  (767)   $129,612
Net income..................... $3,157    $ 4,308                                   4,308                  4,308
Foreign currency translation
  adjustments, net.............    (87)      (357)                                              (357)       (357)
Change in unrealized net losses
  on marketable securities.....      7         25                                                 25          25
                                ------    -------
Comprehensive income........... $3,077    $ 3,976
                                ======    =======
Exercise of stock options......                          10,000             99                                99
                                                     ----------  --    -------   --------    -------    --------
Balances at July 31, 2001......                      17,263,486  $2    $16,367   $118,417    $(1,099)   $133,687
                                                     ==========  ==    =======   ========    =======    ========

                            See accompanying notes

                            URBAN OUTFITTERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                Six months ended
                                                                                    July 31,
                                                                               ------------------
                                                                                 2002      2001
                                                                               --------  --------
Cash flows from operating activities:
   Net income................................................................. $ 11,010  $  4,308
   Adjustments to reconcile net income to net cash provided by operating activities:....................................................
       Depreciation and amortization..........................................    8,609     7,412
       Tax benefit of stock option exercises..................................      948        --
       Changes in assets and liabilities:
          Increase in receivables.............................................   (1,186)   (2,087)
          Increase in inventories.............................................  (10,465)  (12,696)
          Decrease in prepaid expenses and other assets.......................      996     1,272
          Increase in payables, accrued expenses and other liabilities........    7,123     8,958
                                                                               --------  --------
              Net cash provided by operating activities.......................   17,035     7,167
                                                                               --------  --------

Cash flows from investing activities:
   Capital expenditures.......................................................  (10,932)  (12,820)
   Purchases of marketable securities.........................................  (10,543)       --
                                                                               --------  --------
              Net cash used in investing activities...........................  (21,475)  (12,820)
                                                                               --------  --------

Cash flows from financing activities:
   Exercise of stock options..................................................    2,643        99
   Issuance of common shares, net of issuance costs...........................   41,470        --
                                                                               --------  --------
              Net cash provided by financing activities.......................   44,113        99
                                                                               --------  --------
Effect of exchange rate changes on cash and cash equivalents..................      271       (99)
                                                                               --------  --------
Increase (decrease) in cash and cash equivalents..............................   39,944    (5,653)
Cash and cash equivalents at beginning of period..............................   28,251    16,286
                                                                               --------  --------
Cash and cash equivalents at end of period.................................... $ 68,195  $ 10,633
                                                                               ========  ========


                            See accompanying notes

                            URBAN OUTFITTERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the Securities and Exchange Commission on March 22, 2002.

2.  Public Offering

   In April 2002, the Company completed a public offering of 1.6 million shares of its common stock at a price of $28.00 per share. The Company received net proceeds of approximately $41.5 million from the offering. In conjunction with the offering, certain selling shareholders exercised options which resulted in additional cash proceeds of approximately $1.5 million.

3.  Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 on February 1, 2002 did not have an impact on the Company's financial position or results of operations.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. The Company does not believe that the adoption of this statement will have a material impact on its financial position or its results of operations.

4.  Marketable Securities

   All marketable securities are carried at fair value, which approximates cost, and are classified as available-for-sale. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders' equity, net of applicable taxes, until realized. Unrealized gains and losses have not been material. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss.

                            URBAN OUTFITTERS, INC.

                                  (Unaudited)


5.  Line of Credit

   On September 11, 2002, the Company renewed and amended its line of credit facility (the "Line") with one of its banks. The Line, which renewed and amended the Company's $25.0 million committed line of credit with the bank, is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by the Company's European subsidiaries. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based upon the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases and prohibits the payment of cash dividends on common stock. At July 31, 2002, the Company was in compliance with all covenants under its prior facility. As of and during the six months ended July 31, 2002, there were no borrowings. Outstanding letters of credit and standby letters of credit were $13.4 million, $9.4 million and $11.2 million at July 31, 2002, January 31, 2002 and July 31, 2001, respectively.

6.  Commitments and Contingencies

   On August 21, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc., filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG Media prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG Media to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG Media in authorizing the payments. The plaintiff has requested relief of approximately $8.0 million, as well as exemplary damages in an unspecified amount. The
Company believes the claim is without merit and intends to defend it vigorously.

   The Company is also party to other various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

7.  Net Income Per Share

   The difference between the number of weighted average common shares outstanding used for basic net income per share and the number used for diluted net income per share represents the share effect of dilutive stock options.

   Options to purchase 55,500 and 1,361,700 shares were outstanding at July 31, 2002 and 2001, respectively, but were not included in the computation of earnings per share because their effect would be antidilutive.

8.  Segment Reporting

   The Company is a national retailer of lifestyle-oriented general merchandise through 84 stores operating under the retail names "Urban Outfitters" and "Anthropologie," and through a catalog and two web sites. Sales from this retail segment accounted for over 90% of total consolidated sales for the fiscal year ended January 31, 2002. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

                            URBAN OUTFITTERS, INC.

                                  (Unaudited)


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

   Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are not material relative to the Company's overall operations. Certain prior period amounts have been restated to conform to the current period's presentation.

                                      Three months ended  Six months ended
                                           July 31,           July 31,
                                      -----------------  ------------------
                                        2002      2001     2002      2001
                                      --------  -------  --------  --------
   Net sales
      Retail operations.............. $ 96,266  $75,790  $185,751  $143,218
      Wholesale operations...........    5,477    6,620    11,039    11,860
      Intersegment elimination.......     (742)  (2,015)   (1,715)   (2,849)
                                      --------  -------  --------  --------
      Total net sales................ $101,001  $80,395  $195,075  $152,229
                                      ========  =======  ========  ========
   Income from operations
      Retail operations.............. $ 11,063  $ 5,686  $ 19,653  $  8,569
      Wholesale operations...........      641    1,087     1,118     1,043
      Intersegment elimination.......     (173)    (445)     (331)     (609)
                                      --------  -------  --------  --------
      Total segment operating income.   11,531    6,328    20,440     9,003
      General corporate expenses.....     (983)    (881)   (1,724)   (1,508)
                                      --------  -------  --------  --------
      Total income from operations... $ 10,548  $ 5,447  $ 18,716  $  7,495
                                      ========  =======  ========  ========

                                      July 31, 2002 January 31, 2002 July 31, 2001
                                      ------------- ---------------- -------------
Property and equipment, net
   Retail operations.................   $106,161        $104,655       $102,112
   Wholesale operations..............        763             849            932
   Corporate.........................          1               1              1
                                        --------        --------       --------
   Total property and equipment, net.   $106,925        $105,505       $103,045
                                        ========        ========       ========
Inventories
   Retail operations.................   $ 47,646        $ 39,014       $ 43,232
   Wholesale operations..............      4,041           2,072          4,214
                                        --------        --------       --------
   Total inventories.................   $ 51,687        $ 41,086       $ 47,446
                                        ========        ========       ========

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

   Thus far this fiscal year, the Company has opened three new Anthropologie stores and one new Urban Outfitters store. Management plans to open approximately eight to ten additional stores during the remainder of the fiscal year, including the Company's first Free People store, which will serve as a marketing tool to showcase the wholesale collection.

                             RESULTS OF OPERATIONS

   The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's Fiscal 2003 will end on January 31, 2003. This discussion of results of operations addresses the second quarter and first six months of Fiscal 2003.

   The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table below:

                                                                          Three months ended Six months ended
                                                                            July 31,           July 31,
                                                                          -----------------  ---------------
                                                                           2002      2001     2002     2001
                                                                           -----     -----    -----   -----
Net sales................................................................ 100.0%    100.0%   100.0%   100.0%
Cost of sales, including certain buying, distribution and occupancy costs  64.6      67.7     65.2     68.8
                                                                           -----     -----    -----   -----
       Gross profit......................................................  35.4      32.3     34.8     31.2
Selling, general and administrative expenses.............................  25.0      25.5     25.2     26.3
                                                                           -----     -----    -----   -----
       Income from operations............................................  10.4       6.8      9.6      4.9
Other income (expense), net..............................................    --      (0.2)    (0.1)    (0.2)
                                                                           -----     -----    -----   -----
       Income before income taxes........................................  10.4       6.6      9.5      4.7
Income tax expense.......................................................   4.2       2.7      3.8      1.9
                                                                           -----     -----    -----   -----
       Net income........................................................   6.2%      3.9%     5.7%     2.8%
                                                                           =====     =====    =====   =====

                 THREE MONTHS ENDED JULY 31, 2002 COMPARED TO
                       THREE MONTHS ENDED JULY 31, 2001

   Net sales increased by 25.6% during the three months ended July 31, 2002 to $101.0 million from $80.4 million for the comparable period last year. The $20.6 million increase over the prior year's second quarter was primarily the result of a $10.5 million noncomparable and new store sales increase along with a $7.5 million or 10.6% comparable store sales increase. In addition, direct-to-consumer sales contributed $2.5 million of sales increases in the quarter while Free People wholesale contributed $0.1 million. The increase in net sales attributable to noncomparable and new stores was caused by the opening of two new stores during the second quarter of Fiscal 2003 and ten stores opened in noncomparable periods. Comparable store sales increases were comprised of an 8.1% increase for Urban Outfitters, which is referred to as Urban Retail, and a 14.6% increase for Anthropologie. Comparable store sales increases were principally the result of an increase in the number of transactions and average sales price, which more than offset a decrease in the number of items purchased per transaction. Direct-to-consumer sales increased 60.9% over the same quarter last year as a result of additional orders generated from the circulation of a new Anthropologie "Summer Essentials" catalog this year and the continued strength in urbn.com sales.

   The Company's gross profit margin, expressed as a percentage of sales, increased to 35.4% for the three months ended July 31, 2002 from 32.3% for the comparable period last year. This increase was primarily caused by improvements to the initial cost of goods and decreased markdown requirements which together increased gross profit, expressed as a percentage of sales, by 2.3%. Additionally, leveraging of the Company's occupancy expenses caused by the significant comparable store sales increase accounted for another 0.8% of the increase, expressed as a percentage of sales.

   Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 25.0% from 25.5% for the three months ended July 31, 2002 versus the comparable period last year. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increase in comparable store sales and increased efficiencies in the direct-to-consumer operations.

   Net income for the three months ended July 31, 2002 was $6.3 million or $0.32 per diluted share versus $3.2 million or $0.18 per diluted share for the comparable period last year.

                  SIX MONTHS ENDED JULY 31, 2002 COMPARED TO
                        SIX MONTHS ENDED JULY 31, 2001

   Net sales increased by 28.1% during the six months ended July 31, 2002 to $195.1 million from $152.2 million for the same period last year. The $42.8 million increase over the prior year's first six months was primarily the result of noncomparable and new store sales increases of $21.4 million, comparable store sales increases of $17.8 million or 13.9% and direct-to-consumer sales increases of $3.3 million. Additionally, Free People wholesale sales contributed $0.3 million of sales increases in the six month period. The increase in net sales attributable to noncomparable and new stores was caused by the opening of four new stores during the first six months of Fiscal 2003 and eleven new stores in Fiscal 2002 which were noncomparable for the first six months of Fiscal 2003. Comparable store sales increases were comprised of a 9.2% increase for Urban Retail and a 21.2% increase for Anthropologie. Comparable store sales increases were principally the result of an increase in the number of transactions and average sales price, which more than offset a decrease in the number of items purchased per transaction. Direct-to-consumer sales increased 31.6% over the prior year's first six months due to increased customer response and overall demand, including demand from orders generated by the circulation of a new Anthropologie "Summer Essentials" catalog this year and the continued strength in urbn.com sales. Free People wholesale experienced an increase in sales of its Summer goods which were offset by a decrease in Fall sweater shipments compared to last year.

   The Company's gross profit margin for the six months ended July 31, 2002, expressed as a percentage of sales, increased to 34.8% from 31.2% for the same period last year. This increase was primarily caused by improvements to the initial cost of goods and decreased markdown requirements which together increased gross profit, expressed as a percentage of sales, by 2.6%. Additionally, leveraging of the Company's occupancy expenses caused by the significant comparable store sales increase accounted for another 0.7% of the increase, expressed as a percentage of sales.

   Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 25.2% from 26.3% for the six months ended July 31, 2002 versus the same period in the prior year. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in comparable store sales and increased efficiencies in the direct-to-consumer operations.

   Net income for the six months ended July 31, 2002 was $11.0 million or $0.58 per diluted share compared to $4.3 million or $0.25 per diluted share for the prior year comparable period.

                        LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and marketable securities were $78.8 million at July 31, 2002, as compared to $28.3 million at January 31, 2002 and $11.0 million at July 31, 2001. Increases in cash, cash equivalents and marketable securities were primarily a result of the Company's successful public offering of 1.6 million common shares of stock during the first quarter of Fiscal 2003. The Company's net working capital was $97.9 million at July 31, 2002, as compared to $41.3 million at January 31, 2002 and $31.4 million at July 31, 2001.

   Total inventories at July 31, 2002 increased by 8.9% versus the comparable period end last year, principally attributable to the increase in the number of new retail stores. Comparable store inventories at July 31, 2002 were 1.8% higher than last year's levels. Management believes that current inventory levels are appropriate based on anticipated sales trends.

   The Company expects that capital expenditures for the current year will not exceed $28 million. The primary use of cash will be to open new stores and purchase inventories. The Company believes that existing cash and investments at July 31, 2002, together with future cash from operations and available credit under the Company's line of credit facility, assuming renewal or replacement, will be sufficient to meet the Company's cash needs for the next three years.

   Accrued expenses, accrued compensation and other current liabilities increased to $19.5 million as of July 31, 2002 from $14.7 million at July 31, 2001. The increase in the components of accrued expenses and other current liabilities is primarily attributable to additional stores and incentive compensation accruals associated with improved profitability.

   Additional paid-in-capital increased to $62.9 million as of July 31, 2002 from $16.4 million at July 31, 2001. This increase was primarily the result of the Company's completed public offering during the first quarter of Fiscal 2003 of 1.6 million of its common shares which generated approximately $41.5 million, net of issuance costs. Additionally, certain option exercises since July 31, 2001 generated another $5.1 million, including the estimated tax benefit related to the exercises. These monies will be used, in part, to fund additional new store openings.

   On September 11, 2002, the Company renewed and amended its line of credit facility with one of its banks. The credit facility, which renewed and amended the Company's $25.0 million committed line of credit with the bank, is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The credit facility contains a sublimit for borrowings by the Company's European subsidiaries. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based upon the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases and prohibits the payment of cash dividends on common stock. At July 31, 2002, the Company was in compliance with all covenants under its prior facility. As of and during the six months ended July 31, 2002, there were no borrowings. Outstanding letters of credit and standby letters of credit were $13.4 million, $9.4 million and $11.2 million at July 31, 2002, January 31, 2002 and July 31, 2001, respectively.

                                 OTHER MATTERS

  Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 on February 1, 2002 did not have an impact on our financial position or results of operations.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. The Company does not believe that the adoption of this statement will have a material impact on its financial position or its results of operations.

  Seasonality and Quarterly Results

   While the Company has been profitable in each of its last 50 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. While the Company's comparable store sales since July 31, 2002 have continued to exceed its conservative plan, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

   The Company is exposed to the following types of market risks--fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe. The Company currently enters into short-term foreign currency forward exchange contracts, which expire and are renewed quarterly, to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow.

   The Company's exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of July 31, 2002, the Company's cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, and corporate demand notes. Due to the average maturity and conservative nature of the Company's investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on predominantly all of our cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments. The Company intends to transfer a portion of its short-term investment portfolio at July 31, 2002 into longer term marketable securities.

                                    PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings

   On August 21, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc., filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG Media prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG Media to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG Media in authorizing the payments. The plaintiff has requested relief of approximately $8.0 million, as well as exemplary damages in an unspecified amount. The
Company believes the claim is without merit and intends to defend it vigorously.

Item 5.   Other Information

   The Company's Chief Executive Officer and Chief Financial Officer have submitted unqualified certifications, which accompany this Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)  Reports on Form 8-K:

      On June 21, 2002, the Company filed a Current Report on Form 8-K dated June 19, 2002 in which the Company announced the dismissal of Arthur Andersen LLP as its independent public accountants. No financial statements were filed with the report.

      On July 24, 2002, the Company filed a Current Report on Form 8-K dated July 23, 2002 in which the Company announced that KPMG LLP had been engaged as the Company's independent public accountants. No financial statements were filed with the report.

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

                                              URBAN OUTFITTERS, INC.
                                              (Registrant)

                                              By:     /S/  RICHARD A. HAYNE
                                                  -----------------------------
                                                        Richard A. Hayne
                                                    Chairman of the Board of
                                                            Directors


                                              By:    /S/  STEPHEN A. FELDMAN
                                                  -----------------------------
                                                       Stephen A. Feldman
                                                     Chief Financial Officer

Dated: September 12, 2002

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   I, Richard A. Hayne, Chief Executive Officer (Principal Executive Officer) of Urban Outfitters, Inc., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Urban Outfitters, Inc. (the "registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

                                                      /S/  RICHARD A. HAYNE
                                                  -----------------------------
                                                        Richard A. Hayne
                                                     Chief Executive Officer

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   I, Stephen A. Feldman, Chief Financial Officer (Principal Financial Officer) of Urban Outfitters, Inc., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Urban Outfitters, Inc. (the "registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002


                                                     /S/  STEPHEN A. FELDMAN
                                                  -----------------------------
                                                       Stephen A. Feldman
                                                     Chief Financial Officer