Form 10-Q
period 2002-10-30
URBAN OUTFITTERS INC
filed 2002-12-13
CIK 912615

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 31, 2002

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                         Commission File Number 0-16999

                             -----------------------

                             Urban Outfitters, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          PENNSYLVANIA                               23-2003332
 -------------------------------                -------------------
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation of Organization)                Identification No.)

  1809 Walnut Street, Philadelphia, PA                 19103
  ------------------------------------               ----------
(Address of Principal Executive Offices)             (Zip Code)

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

                              ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X      No
    -------     -------

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    X       No
                                                 --------     --------

                                                  Number of Shares Outstanding
   Title of Each Class of Common Stock                at December 6, 2002
   -----------------------------------            ----------------------------
Common Shares, par value, $.0001 per share                19,381,336

                                      INDEX

                                                                            Page
                                                                            ----
                  PART I   Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at October 31,
                  2002, January 31, 2002, and October 31, 2001 (Unaudited)    3

                  Condensed Consolidated Statements of Income for the
                  three and nine months ended October 31, 2002 and 2001
                  (Unaudited)                                                 4

                  Condensed Consolidated Statements of Shareholders'
                  Equity for the nine months ended October 31, 2002
                  and 2001 (Unaudited)                                        5

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended October 31, 2002 and 2001
                  (Unaudited)                                                 6

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                              7-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10-14

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                                14

Item 4.           Controls and Procedures                                    14

                  PART II    Other Information

Item 1.           Legal Proceedings                                          15

Item 5.           Other Information                                          15

Item 6.           Exhibits and Reports on Form 8-K                           15


        SIGNATURES                                                           16


        CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER                         17


        CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER                         18

                             URBAN OUTFITTERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                  (Unaudited)

                                                                                October 31,     January 31,     October 31,
                                                                                   2002            2002            2001
                                                                                -----------     -----------     -----------
                                ASSETS

Current assets:
     Cash and cash equivalents                                                  $    51,555     $    28,251     $     7,531
     Marketable securities                                                            3,755              32              42
     Accounts receivable, net of allowance for doubtful accounts of
      $658, $562, and $594, respectively                                              6,265           4,129           5,352
     Inventories                                                                     56,518          41,086          54,258
     Prepaid expenses, deferred taxes and other current assets                        8,940           8,651           7,774
                                                                                -----------     -----------     -----------
       Total current assets                                                         127,033          82,149          74,957
Property and equipment, net                                                         111,841         105,505         103,581
Marketable securities                                                                24,230               -               -
Deferred taxes and other assets                                                       9,077           7,448           6,127
                                                                                -----------     -----------     -----------
                                                                                $   272,181     $   195,102     $   184,665
                                                                                ===========     ===========     ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $    26,214     $    20,838     $    23,439
     Accrued expenses, accrued compensation and other current liabilities            23,488          19,992          14,881
                                                                                -----------     -----------     -----------
       Total current liabilities                                                     49,702          40,830          38,320
Deferred rent                                                                         9,418           8,384           7,497
                                                                                -----------     -----------     -----------
       Total liabilities                                                             59,120          49,214          45,817
                                                                                -----------     -----------     -----------
Commitments and contingencies (See Note 6)

Shareholders' equity:
     Preferred shares; $.0001 par value, 10,000,000 shares authorized,
       none issued                                                                        -               -               -
     Common shares; $.0001 par value, 50,000,000 shares authorized,
       19,262,736, 17,352,886, and 17,264,486 issued and outstanding,
       respectively                                                                       2               2               2
     Additional paid-in capital                                                      64,844          17,872          16,374
     Retained earnings                                                              148,152         129,116         123,345
     Accumulated other comprehensive income (loss)                                       63          (1,102)           (873)
                                                                                -----------     -----------     -----------
       Total shareholders' equity                                                   213,061         145,888         138,848
                                                                                -----------     -----------     -----------
                                                                                $   272,181     $   195,102     $   184,665
                                                                                ===========     ===========     ===========


                             See accompanying notes

                             URBAN OUTFITTERS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                              Three months ended             Nine months ended
                                                                  October 31,                   October 31,
                                                           -------------------------      ------------------------
                                                              2002           2001             2002         2001
                                                           -----------   -----------      -----------  -----------
Net sales                                                  $   110,106   $    92,859      $   305,181  $   245,088

Cost of sales, including certain buying, distribution
  and occupancy costs                                           70,932        61,615          198,080      166,340
                                                           -----------   -----------      -----------  -----------
     Gross profit                                               39,174        31,244          107,101       78,748

Selling, general and administrative expenses                    26,082        22,875           75,293       62,884
                                                           -----------   -----------      -----------  -----------
     Income from operations                                     13,092         8,369           31,808       15,864

Other income (expense), net                                        397           (87)             185         (341)
                                                           -----------   -----------      -----------  -----------
     Income before income taxes                                 13,489         8,282           31,993       15,523

Income tax expense                                               5,463         3,354           12,957        6,287
                                                           -----------   -----------      -----------  -----------
     Net income                                            $     8,026   $     4,928      $    19,036  $     9,236
                                                           ===========   ===========      ===========  ===========
Net income per common share:

     Basic                                                 $      0.42   $      0.29      $      1.02  $      0.54
                                                           ===========   ===========      ===========  ===========
     Diluted                                               $      0.41   $      0.28      $      0.99  $      0.53
                                                           ===========   ===========      ===========  ===========

Weighted average common shares and common share equivalents outstanding:

     Basic                                                  19,237,324    17,263,712       18,663,442   17,259,402
                                                           ===========   ===========      ===========  ===========
     Diluted                                                19,680,441    17,361,188       19,223,047   17,310,375
                                                           ===========   ===========      ===========  ===========



                             See accompanying notes

                             URBAN OUTFITTERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)


                                 Comprehensive  Income           Common Shares
                                 ---------------------           -------------
                                                                                                         Accumulated
                                                                                 Additional                Other
                                              Year-to-     Number of      Par     Paid-in     Retained  Comprehensive
                                  Quarter       Date         Shares      Value    Capital     Earnings  Income (Loss)     Total
                                  -------     --------    ----------    ------   ----------   --------  -------------   --------


Balances at February 1, 2002                              17,352,886    $    2     $17,872    $129,116     $(1,102)     $145,888

Net income                         $8,026      $19,036                                          19,036                    19,036

Foreign currency translation
  adjustments, net                     50        1,165                                                       1,165         1,165
                                   ------      -------
Comprehensive income               $8,076      $20,201
                                   ======      =======
Stock issued for cash, net of
  issuance costs                                           1,600,000                41,546                                41,546

Exercise of stock options                                    309,850                 3,819                                 3,819

Tax benefit of stock option
  exercises                                                                          1,607                                 1,607
                                                          ----------    ------     -------    --------     -------      --------
Balances at October 31, 2002                              19,262,736    $    2     $64,844    $148,152     $    63      $213,061
                                                          ==========    ======     =======    ========     =======      ========


Balances at February 1, 2001                              17,253,486    $    2     $16,268    $114,109        (767)     $129,612


Net income                         $4,928      $ 9,236                                           9,236                     9,236

Foreign currency translation
  adjustments, net                    226         (131)                                                       (131)         (131)

Change in unrealized net
  losses on marketable
  securities                            -           25                                                          25            25
                                   ------      -------
Comprehensive income               $5,154      $ 9,130
                                   ======      =======

Exercise of stock options                                     11,000                   106                                   106

                                                          ----------    ------     -------    --------     -------      --------
Balances at October 31, 2001                              17,264,486    $    2     $16,374    $123,345     $  (873)     $138,848
                                                          ==========    ======     =======    ========     =======      ========



                             See accompanying notes

                             URBAN OUTFITTERS, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                             Nine months ended
                                                                                October 31,
                                                                          -----------------------
                                                                            2002           2001
                                                                          --------       --------
Cash flows from operating activities:
   Net income                                                             $ 19,036      $   9,236
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       13,264         11,433
        Tax benefit of stock option exercises                                1,607             -
        Changes in assets and liabilities:
          Increase in receivables                                           (2,121)        (1,910)
          Increase in inventories                                          (15,275)       (19,482)
          (Increase) decrease in prepaid expenses and other assets          (1,909)         2,060
          Increase in payables, accrued expenses and other liabilities       8,046          5,823
                                                                          --------      ---------
             Net cash provided by operating activities                      22,648          7,160
                                                                          --------      ---------
Cash flows from investing activities:
   Capital expenditures                                                    (16,918)       (16,260)
   Purchases of marketable securities                                      (45,209)            -
   Sales and maturities of marketable securities                            17,100            297
                                                                          --------      ---------
             Net cash used in investing activities                         (45,027)       (15,963)
                                                                          --------      ---------
Cash flows from financing activities:
   Exercise of stock options                                                 3,819            106
   Issuance of common shares, net of issuance costs                         41,546             -
                                                                          --------      ---------
             Net cash provided by financing activities                      45,365            106
                                                                          --------      ---------
Effect of exchange rate changes on cash and cash equivalents                   318            (58)
                                                                          --------      ---------
Increase (decrease) in cash and cash equivalents                            23,304         (8,755)
Cash and cash equivalents at beginning of period                            28,251         16,286
                                                                          --------      ---------
Cash and cash equivalents at end of period                                $ 51,555      $   7,531
                                                                          ========      =========



                             See accompanying notes

                             URBAN OUTFITTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the Securities and Exchange Commission on March 22, 2002.

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

                             URBAN OUTFITTERS, INC.

                                   (Unaudited)

5. Line of Credit

     On September 11, 2002, the Company renewed and amended its line of credit facility (the "Line") with one of its banks. The Line, which renewed and amended the Company's $25.0 million committed line of credit with the bank, is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line was further amended on November 15, 2002 to add another bank who will participate in the Line. The Line contains a sublimit for borrowings by the Company's European subsidiaries and is guaranteed, as defined, by the Company. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based upon the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases and prohibits the payment of cash dividends on common stock. At October 31, 2002, the Company was in compliance with all covenants under the existing facility. As of and during the nine months ended October 31, 2002, there were no borrowings. Outstanding letters of credit and standby letters of credit were $12.0 million, $9.4 million and $11.6 million at October 31, 2002, January 31, 2002 and October 31, 2001, respectively.

6. Commitments and Contingencies

     On August 21, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. ("MXG"), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff has requested relief of approximately $8.0 million, as well as exemplary damages in an unspecified amount. The Company believes the claim is without merit and intends to defend it vigorously.

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

     Options to purchase 163,950 and 975,700 shares were outstanding at October 31, 2002 and 2001, respectively, but were not included in the computation of earnings per share for the three months ended October 31, 2002 and 2001, respectively, because their effect would be antidilutive.

     Options to purchase 57,500 and 1,451,700 shares were outstanding at October 31, 2002 and 2001, respectively, but were not included in the computation of earnings per share for the nine months ended October 31, 2002 and 2001, respectively, because their effect would be antidilutive.

                             URBAN OUTFITTERS, INC.

                                   (Unaudited)

8.   Segment Reporting

     The Company is a national retailer of lifestyle-oriented general merchandise through 91 stores operating under the retail names "Urban Outfitters," "Anthropologie," and "Free People" and through a catalog and two web sites. Sales from this retail segment accounted for over 90% of total consolidated sales for the fiscal year ended January 31, 2002. The remainder is derived from Free People's wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

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


                                                                                (in thousands)
                                                                Three months ended            Nine months ended
                                                                    October 31,                  October 31,
                                                             -----------------------       ------------------------
                                                               2002           2001           2002            2001
                                                             --------        -------       --------        --------
Net sales
   Retail operations......................................   $103,790        $86,599       $289,541        $229,817
   Wholesale operations...................................      7,122          9,105         18,161          20,965
   Intersegment elimination...............................       (806)        (2,845)        (2,521)         (5,694)
                                                             --------        -------       --------        --------
   Total net sales........................................   $110,106        $92,859       $305,181        $245,088
                                                             ========        =======       ========        ========
Income from operations
   Retail operations......................................   $ 13,311        $ 8,942       $ 32,964        $ 17,511
   Wholesale operations...................................        406            778          1,524           1,821
   Intersegment elimination...............................       (140)          (646)          (471)         (1,255)
                                                             --------        -------       --------        --------
   Total segment operating income.........................     13,577          9,074         34,017          18,077
   General corporate expenses.............................       (485)          (705)        (2,209)         (2,213)
                                                             --------        -------       --------        --------
   Total income from operations...........................   $ 13,092        $ 8,369       $ 31,808        $ 15,864
                                                             ========        =======       ========        ========

                             URBAN OUTFITTERS, INC.

                                   (Unaudited)

                                          October 31, 2002    January 31, 2002    October 31, 2001
                                          ----------------    ----------------    ----------------
Property and equipment, net
  Retail operations ....................      $111,053            $104,656            $102,649
  Wholesale operations .................           788                 849                 932
                                              --------            --------            --------
  Total property and equipment, net ....      $111,841            $105,505            $103,581
                                              ========            ========            ========

Inventories
  Retail operations ....................      $ 54,450            $ 39,014            $ 52,606
  Wholesale operations .................         2,068               2,072               1,652
                                              --------            --------            --------
  Total inventories ....................      $ 56,518            $ 41,086            $ 54,258
                                              ========            ========            ========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

     This Securities and Exchange Commission filing is being made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words "project," "believe," "anticipate," "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, including any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. Further information about these and other factors may be found in other filings the Company has made with the Securities and Exchange Commission. The Company cautions that the foregoing list of factors is not intended to be, and is not, exhaustive. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

     As of the date of this filing, the Company has opened seven new Anthropologie stores, three new Urban Outfitters stores, and the first Free People store, which serves as a marketing tool to showcase the Wholesale collection. Management plans to open two additional stores during the remainder of the fiscal year.

                              RESULTS OF OPERATIONS

     The Company's fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company's Fiscal 2003 will end on January 31, 2003. This discussion of results of operations addresses the third quarter and the first nine months of Fiscal 2003.

     The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain income statement data. The following discussion should be read in conjunction with the table below:

                                                Three months ended     Nine months ended
                                                    October 31,            October 31,       .
                                                ------------------     -----------------
                                                 2002        2001       2002       2001
                                                ------      ------     ------     ------
Net sales                                       100.0%      100.0%     100.0%     100.0%
Cost of sales, including certain buying,
  distribution and occupancy costs               64.4%       66.4%      64.9%      67.9%
                                                ------      ------     ------     ------
    Gross profit                                 35.6%       33.6%      35.1%      32.1%
Selling, general and administrative expenses     23.7%       24.6%      24.7%      25.7%
                                                ------      ------     ------     ------
    Income from operations                       11.9%        9.0%      10.4%       6.4%
Other income (expense), net                       0.4%       (0.1%)      0.1%      (0.1%)
                                                ------      ------     ------     ------
    Income before income taxes                   12.3%        8.9%      10.5%       6.3%
Income tax expense                                5.0%        3.6%       4.3%       2.6%
                                                ------      ------     ------     ------
    Net income                                    7.3%        5.3%       6.2%       3.7%
                                                ======      ======     ======     ======


                 THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO
                       THREE MONTHS ENDED OCTOBER 31, 2001

     Net sales increased by 18.6% during the three months ended October 31, 2002 to $110.1 million from $92.9 million for the comparable quarter last year. The $17.2 million increase over the prior year's third quarter was primarily the result of a $7.9 million, or 10.4%, comparable store sales increase along with a $7.0 million increase in the sales of noncomparable and new stores. In addition, direct-to-consumer sales contributed $2.2 million of sales increases in the quarter, while Free People wholesale sales contributed $0.1 million. Comparable store sales increased by 7.7% for Urban Outfitters, which is referred to as Urban Retail, and increased by 15.1% for Anthropologie. Comparable store sales increases were principally the result of increases in the number of transactions and in the average unit sales price, which more than offset a modest decrease in the number of items purchased per transaction. The increase in net sales attributable to noncomparable and new stores was due to the ten stores opened since August 1, 2001. Direct-to-consumer sales, during the three months ended October 31, 2002, increased 33.9% over the comparable quarter last year as a result of an increase in circulation of the Anthropologie catalog this quarter and the continued strength in urbn.com sales.

     The Company's gross profit margin, expressed as a percentage of sales, increased to 35.6% for the three months ended October 31, 2002 from 33.6% for the comparable quarter last year. This increase was primarily generated by better merchandise margins attributable to improved sourcing company-wide and the increased proportion of private label sales for Anthropologie, offset in part by an increase in seasonal markdowns. These factors, expressed as a percentage of sales, combined to increase gross profit by 1.6%. Additionally, leveraging of the Company's occupancy expenses, caused by the comparable store sales increase, accounted for another 0.5% of the increase in gross profit, expressed as a percentage of sales.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 23.7% from 24.6% for the three months ended October 31, 2002 versus the comparable quarter last year. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increase in comparable store sales and increased efficiencies in the direct-to-consumer operations.

     Net income for the three months ended October 31, 2002 was $8.0 million or $0.41 per diluted share versus $4.9 million or $0.28 per diluted share for the comparable quarter last year.

                 NINE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO
                       NINE MONTHS ENDED OCTOBER 31, 2001

     Net sales increased by 24.5% during the nine months ended October 31, 2002 to $305.2 million from $245.1 million for the comparable period last year. The $60.1 million increase over the prior year period was primarily the result of noncomparable and new store sales increases of $29.2 million, comparable store sales increases of $25.0 million or 12.5% and direct-to-consumer sales increases of $5.5 million. Additionally, Free People wholesale sales contributed $0.4 million of sales increases in the nine-month period. The increase in net sales attributable to noncomparable and new stores was caused by the opening of four new stores during the first nine months of Fiscal 2003 and eleven new stores in Fiscal 2002 which were noncomparable for the first nine months of Fiscal 2003. Comparable store sales increases were comprised of an 8.4% increase for Urban Retail and a 19.1% increase for Anthropologie. Comparable store sales increases were principally the result of increases in the number of transactions and in the average unit sales price, which more than offset a decrease in the number of items purchased per transaction. Direct-to-consumer sales increased 32.5% over the prior year period due to increased customer response and an increase in circulation, including the circulation of a new Anthropologie "Summer Essentials" catalog this year, and the continued strength in urbn.com sales. Free People's wholesale segment experienced an increase in sales of its Summer goods which were offset by a decrease in Fall sweater shipments compared to last year.

     The Company's gross profit margin for the nine months ended October 31, 2002, expressed as a percentage of sales, increased to 35.1% from 32.1% for the comparable period last year. This increase was primarily caused by improvements to the initial cost of goods and decreased markdown requirements, which together increased gross profit, expressed as a percentage of sales, by 2.5%. Additionally, leveraging of the Company's occupancy expenses caused by the comparable store sales increase accounted for another 0.8% of the increase in gross profit, expressed as a percentage of sales.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 24.7% from 25.7% for the nine months ended October 31, 2002 versus the comparable period in the prior year. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in comparable store sales and increased efficiencies in the direct-to-consumer operations.

     Net income for the nine months ended October 31, 2002 was $19.0 million or $0.99 per diluted share compared to $9.2 million or $0.53 per diluted share for the comparable period in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES


         Cash, cash equivalents and marketable securities were $79.5 million at October 31, 2002, as compared to $28.3 million at January 31, 2002 and $7.6 million at October 31, 2001. Increases in cash, cash equivalents and marketable securities were primarily a result of the Company's successful public offering of 1.6 million of its common shares during the first quarter of Fiscal 2003. The Company's net working capital was $77.3 million at October 31, 2002, as compared to $41.3 million at January 31, 2002 and $36.6 million at October 31, 2001.

     Total inventories at October 31, 2002 increased by 4.2% versus the comparable period end last year, principally attributable to the increase in the number of new retail stores. Comparable store inventories at October 31, 2002 were 6.6% lower than last year's levels. Management believes that current inventory levels are appropriate.

     The Company expects that capital expenditures for the current year will not exceed $28 million. The primary uses of cash will be to open new stores and to purchase inventories. The Company believes that existing cash and investments at October 31, 2002, together with future cash from operations and available credit under the Company's line of credit facility will be sufficient to meet the Company's cash needs for the next three years.

     Accrued expenses, accrued compensation and other current liabilities increased to $23.5 million as of October 31, 2002 from $14.9 million at October 31, 2001. The increase in accrued expenses and other current liabilities is due to increases related to new store construction in progress, increased incentive compensation accruals associated with improved profitability and the timing of payments on other operating accruals.

     Additional paid-in-capital increased to $64.8 million as of October 31, 2002 from $16.4 million at October 31, 2001. This increase was primarily the result of the Company's completed public offering during the first quarter of Fiscal 2003 of 1.6 million of its common shares, which generated approximately $41.5 million, net of issuance costs. Additionally, option exercises since October 31, 2001 generated another $6.9 million, including the estimated tax benefit related to the exercises. These monies will be used, in part, to fund additional new store openings.

     On September 11, 2002, the Company renewed and amended its line of credit facility (the "Line") with one of its banks. The Line, which renewed and amended the Company's $25.0 million committed line of credit with the bank, is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line was further amended on November 15, 2002 to add another bank who will participate in the Line. The Line contains a sublimit for borrowings by the Company's European subsidiaries and is guaranteed, as defined, by the Company. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based upon the Company's achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as a fixed charge coverage ratio, adjusted debt ratio and minimum tangible net worth and limits the Company's capital expenditures and share repurchases and prohibits the payment of cash dividends on common stock. At October 31, 2002, the Company was in compliance with all covenants under the existing facility. As of and during the nine months ended October 31, 2002, there were no borrowings. Outstanding letters of credit and standby letters of credit were $12.0 million, $9.4 million and $11.6 million at October 31, 2002, January 31, 2002 and October 31, 2001, respectively.

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

     Seasonality and Quarterly Results

     While the Company has been profitable in each of its last 51 operating quarters, its operating results are subject to seasonal fluctuations. The Company's highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. Results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to the following types of market risks - fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turnover and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe. The Company currently enters into short-term foreign currency forward exchange contracts, which expire quarterly, to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow.

     The Company's exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of October 31, 2002, the Company's cash, cash equivalents and marketable securities consisted primarily of funds invested in auction rate preferred and money market accounts, which bear interest at fixed and variable rates and municipal bonds, which bear interest at fixed rates. Due to the average maturity and conservative nature of the Company's investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on predominantly all of our cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 4.  Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within 90 days prior to the filing date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their most recent evaluation.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

     On August 21, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. ("MXG"), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff has requested relief of approximately $8.0 million, as well as exemplary damages in an unspecified amount. The Company believes the claim is without merit and intends to defend it vigorously.


Item 5. Other Information

     The Company's Chief Executive Officer and Chief Financial Officer have submitted unqualified certifications, which accompany this Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: 3.1   The Company's Amended and Restated Articles of
                         (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
                         No. 33-69378) filed on September 24, 1993).

                   3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993).

                  10.1 First Amendment to Credit Agreement and Guaranty Agreement dated September 11, 2002.

                  10.2 Second Amendment to Credit Agreement dated November 15, 2002.

     (b) Reports on Form 8-K:  None.

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

                                          URBAN OUTFITTERS, INC.
                                          (Registrant)


                                          By: /s/  Richard A. Hayne
                                              -------------------------------
                                              Richard A. Hayne
                                              Chairman of the Board of
                                              Directors

                                          By: /s/ Stephen A. Feldman
                                              ---------------------------
                                              Stephen A. Feldman
                                              Chief Financial Officer

Dated: December 12, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Hayne, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Urban Outfitters, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date:   December 12, 2002                  By: /s/  Richard A. Hayne
                                                       -----------------------
                                                       Richard A. Hayne
                                                       Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Feldman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Urban Outfitters, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     7. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  December 12, 2002              By:  /s/ Stephen A. Feldman
                                                     ---------------------------
                                                         Stephen A. Feldman
                                                         Chief Financial Officer