Form 10-K
period 2003-01-31
URBAN OUTFITTERS INC
filed 2003-04-28
CIK 912615

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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

Common Shares, $.0001 par value

(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of July 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $273,839,282.

The number of shares outstanding of the registrant’s common stock on April 21, 2003 was 19,438,836.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 is incorporated by reference into Part III hereof from portions of the Proxy Statement for Registrant’s 2003 Annual Meeting of Shareholders.

PART I

Item 1.    Business

Unless the context otherwise requires, all references to “Urban Outfitters,” “the Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its direct and indirect subsidiaries. The Company operates on a fiscal year ending January 31. All references to fiscal years of the Company refer to fiscal years ended on January 31 in those years. For example, the Company’s “fiscal 2003” ended on January 31, 2003.

General

We are an innovative lifestyle merchandising company that operates specialty retail stores under the Urban Outfitters, Anthropologie and Free People brands, as well as the Free People wholesale division. We have over 30 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce websites, www.urbn.com and www.anthropologie.com, and the Urban Outfitters and Anthropologie catalogs. We have achieved compounded annual sales growth of 20% over the past five years, with sales of $422.8 million for the fiscal year ended January 31, 2003.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge, Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We opened our first Free People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002.

We are currently developing our investor relations web site, www.urbanoutfittersinc.com. Once it is fully operational, we will make available free of charge on or through it, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. We will voluntarily provide electronic or paper copies (other than exhibits) of our filings free of charge upon written request. Until completion of our investor relations web site, you may obtain any materials we file with, or furnish to, the SEC on its web site at www.sec.gov.

Retail Segment

Urban Outfitters.    Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 10,000 square feet of selling space, typically carry 30,000 to 35,000 stock keeping units, or SKUs, are located in large metropolitan areas, select university communities and enclosed malls and accommodate their customers’ propensity not only to shop, but also to congregate with their peers. In March 2003, we circulated over 300,000 Urban Outfitters catalogs in an effort to expand our distribution channels and increase brand awareness. Based on our initial customer response, we may circulate approximately three million additional catalogs during the remainder of fiscal 2004. As of April 21, 2003, we operated 54 Urban Outfitters stores in the United States, Canada, the United Kingdom and Ireland, as well as the www.urbn.com web site and the Urban Outfitters catalog. Urban Outfitters’ domestic sales accounted for approximately 48% of net sales while their foreign sales accounted for 4% of net sales for the fiscal year ended January 31, 2003.

Anthropologie.    Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s target customers are, for the most part, focused on family, home and career. Our unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 8,000 square feet of selling space, typically carry 20,000 to 25,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. As of April 21, 2003, we operated 40 Anthropologie stores in the United States, as well as the www.anthropologie.com web site and the Anthropologie catalog. Anthropologie’s sales accounted for approximately 44% of net sales for the fiscal year ended January 31, 2003.

Free People.    We believe our Free People retail stores will offer our fashion-conscious, young contemporary customer an oasis of individuality and feminine style in an otherwise barren and repetitive mall landscape. In November 2002, in the Garden State Plaza Mall, we began accomplishing our goal of exposing both our wholesale accounts and retail customers to the full Free People product assortment and aesthetic by opening our first Free People retail store. In order to further develop and support the Free People brand, we plan to open a limited number of Free People retail stores over the next several years. We expect that our Free People retail stores will average approximately 1,800 square feet of selling space, will typically carry 1,600 SKU’s and will be located in upscale malls. As of April 21, 2003, we operated one Free People Retail store in the United States, which accounted for less than 1% of net sales for the fiscal year ended January 31, 2003.

Wholesale Segment

Free People.    The Free People wholesale division designs, develops and markets young women’s casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Nordstrom, Urban Outfitters and our own Free People store. Free People wholesale sales accounted for approximately 4% of net sales for the fiscal year ended January 31, 2003.

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

Our Urban Outfitters stores average approximately 10,000 selling square feet and are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. All four Urban Outfitters stores opened in fiscal 2003 were in traditional enclosed shopping malls. Anthropologie stores average approximately 8,000 selling square feet and are typically placed in unique and non-traditional retail locations, although nine of our Anthropologie stores are located in more traditional specialty centers. We also have four Anthropologie stores in traditional enclosed shopping malls. Our first Free People retail store was opened in an enclosed shopping mall in fiscal 2003. We expect that our Free People retail stores will average approximately 1,800 selling square feet and will be located in traditional enclosed shopping malls.

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

Merchandise

Our Urban Outfitters stores, the www.urbn.com web site and the Urban Outfitters catalog offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings at our Anthropologie stores, the www.anthropologie.com web site and the Anthropologie catalog include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail store offers a showcase for apparel developed and designed by our Free People wholesale division along with other branded merchandise. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores several times a week. The wide breadth of merchandise offered by our retail segment includes national brands, as well as exclusive private label merchandise developed and designed by Free People, Urban Outfitters and Anthropologie. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Private label merchandise generally yields higher gross profit margins than brand name merchandise, and helps to keep our product offerings fresh and unique.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts, each with a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical store includes a visual manager, several departmental managers and a full- and part-time sales staff. The staff of a typical Anthropologie store also includes a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. Our Free People retail store includes a store manager, a visual coordinator and a full- and part-time sales staff.

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

Catalogs and Web Sites

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise that is also available in our Anthropologie stores. During the fiscal year ended January 31, 2003, catalog circulation was approximately 12 million. We believe that the Anthropologie catalog has helped us establish a reputation with Anthropologie’s target customers and has increased the number of customers who shop in our Anthropologie stores. We plan to modestly increase the level of catalog circulation over the next few years.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise that is also available in our Urban Outfitters stores. The circulation of the catalog was approximately 300,000. We believe the catalog will expand our distribution channels and increase brand awareness. Based on our initial customer response to the catalog, we may circulate approximately three million additional catalogs during the remainder of fiscal 2004.

Both Urban Outfitters and Anthropologie operate Internet web sites that accept orders directly from consumers. The Anthropologie web site, www.anthropologie.com, debuted in December 1998. The Urban Outfitters web site, www.urbn.com, was launched in May 2000. Each of these sites captures the spirit of the retail stores by offering a similar array of apparel, accessories, household and gift merchandise. As with the Anthropologie and Urban Outfitters catalogs, we believe that our retail web sites increase our reputation and brand recognition with our target customers and help support the strength of our retail store operations. Direct-to-consumer sales were approximately 8% of net sales for the fiscal year ended January 31, 2003.

Free People

Free People began as a wholesale division and was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive pricing in the Urban Outfitters stores. In order to achieve minimum production lots, Free People began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Nordstrom, Urban Outfitters and its own Free People store. Free People currently sells its merchandise primarily under the Free People label, as well as the bdg (formerly Bulldog) label. Monitoring the styles and products that are popular with our wholesale customers gives us insight into current fashion trends that help us better serve our retail customers.

Free People presently maintains wholesale sales and showroom facilities in New York City and Los Angeles. The first Free People store opened in the Garden State Plaza Mall in Paramus, New Jersey in November 2002, and we plan on opening a limited number of additional stores over the next several years. We believe these stores will help us establish and raise consumer awareness of the Free People brand, and may ultimately help us in distributing our Free People products in department stores using a shop-within-shops sales model. We feel that the shop-within-shops model will allow for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products, further strengthening brand image.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During our most recently completed fiscal year, we did business with approximately 2,000 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution.    The majority of merchandise purchased by both our retail and our wholesale businesses is shipped directly to our distribution center in Lancaster County, Pennsylvania. We own the facility, which has an advanced computerized materials handling system, and is approximately 60 miles from our home offices in Philadelphia. The current 191,000 square foot structure is expected to provide the majority of United States distribution and direct-to-consumer fulfillment capability, at least through fiscal 2005.

We utilize a distribution facility in Reno, Nevada operated by a third-party. This facility services our stores in the western United States at a favorable freight cost per unit, and provides a faster turnaround from selected vendors. Future expansion of distribution capabilities in the western United States is anticipated due to our growing retail store network. In addition, we utilize a portion of the Toronto Urban Outfitters store as a wholesale distribution facility in Canada, and have a distribution center in Essex, England to service our current and near-term needs for stores in the United Kingdom and Ireland.

Management Information Systems.    Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that we believe meets our processing and reporting requirements and will continue to do so into the foreseeable future. We utilize point-of-sale register systems connected by a frame relay network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for nightly polling of sales and inventory data, transmittal of data and price changes. Our direct-to-consumer operations, including the Anthropologie and Urban Outfitters catalogs and two retail web sites, maintain separate software systems which manage the merchandise and customer information for the in-house call center order processing and fulfillment functions. To manage its needs, Free People uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have contracted with a nationally-recognized company to provide disaster-recovery services with respect to our key systems.

Competition

The specialty retail and direct-to-consumer businesses and the wholesale apparel business are highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that our Urban Outfitters, Anthropologie and Free People stores compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater financial, marketing and other resources than we have. Our Anthropologie stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we provide to our target customers. In addition, some of our suppliers offer products directly to consumers.

Along with certain retail segment factors noted above, other key competitive factors for our direct-to-consumer operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. Our direct-to-consumer operations compete against numerous catalogs and web sites, which may have greater circulation and web traffic than we have.

Free People wholesale competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have wider distribution than ours. In addition, certain of our retail and wholesale competitors have greater name recognition and financial and other resources than we do.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters,” “Anthropologie,” “Urban Renewal,” “Free People,” “Co-Operative,” “UO & Design,” “Ecote,” “Slant,” “Fink,” “Lucky Penny,” “Nap Time,” “365 Days” and “Stapleford.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well.

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

Employees

We employ approximately 3,200 people, approximately 52% of whom are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work at Free People wholesale and the remaining 98% work in the retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the retail segment and the wholesale segment. See Note 12: Segment Reporting in the Company’s consolidated financial statements for additional information.

Seasonality

Our business is subject to seasonal fluctuations. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results for additional information.

Item 2.    Properties

Our United States based home offices are located in Philadelphia, Pennsylvania and occupy approximately 36,000 square feet at 1809 Walnut Street, immediately adjacent to the Anthropologie store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street. The direct-to-consumer order processing call center is also located in Philadelphia and occupies approximately 2,800 square feet at 1700 Sansom Street. Our home office in the United Kingdom is located in London and occupies approximately 2,000 square feet of space below the store at 36-38 Kensington High Street. Our home offices and call center facilities are leased properties with varying lease term expirations through 2011.

All of the Urban Outfitters, Anthropologie and Free People stores are leased. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. The following table shows the location of each of our existing retail stores, listed generally in the order that they were opened. Total estimated selling square feet under lease at January 31, 2003, including stores not yet opened, by Urban Outfitters, Anthropologie and Free People was approximately 546,000, 352,000 and 1,800, respectively. The average store selling square feet is approximately 10,000 for Urban Outfitters, approximately 8,000 for Anthropologie and 1,800 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION
North America

Philadelphia, PA 110 South 36th Street	Pasadena, CA 139 W. Colorado Blvd.	Lawrence, KS 1013 Massachusetts Street	Orlando, FL 4200 Conroy Road

Cambridge, MA 11 J.F. Kennedy Street	Chicago, IL 935 N. Rush Street	East Lansing, MI 119 E. Grand River Ave.	Irvine, CA 81 Fortune Drive

Philadelphia, PA 1627 Walnut Street	Portland, OR 2320 N.W. Westover Road	Miami, FL 5701 SW 72nd St., #146	Houston, TX (opened 3/28/03) 5137 W. Alabama Street

New York, NY 628 Broadway	Austin, TX 2406 Guadalupe Street	Seattle, WA 1507 5th Avenue

Washington, DC 3111 M Street, N.W.	Tempe, AZ 545 South Mill Ave.	Tucson, AZ 901 E. University Blvd.

New York, NY 374 Avenue of Americas	Houston, TX 2501 University Blvd.	Santa Barbara, CA 624 State Street	UK and Ireland

Madison, WI 604 State Street	Montreal, PQ 1246 Ste. Catherine Street, W.	New York, NY 72nd & Broadway	London, England 36-38 Kensington High Street

Ann Arbor, MI 231 S. State Street	Toronto, ON 235 Yonge Street	Evanston, IL 921 Church Street	Dublin, Ireland 4 Cecilia St. & 7th Fownes St.

Boston, MA 361 Newbury Street	Miami Beach, FL 653 Collins Avenue	Providence, RI 285 Thayer Street	Glasgow, Scotland 157 Buchanan Street

Minneapolis, MN 3006 Hennepin Ave., S.	Boulder, CO 934 Pearl Street	Dallas, TX 5331 E. Mockingbird Lane

Seattle, WA 401 Broadway, East	Bloomington, IN 530 E. Kirkwood Avenue	New Haven, CT 43 Broadway

Berkeley, CA 2590 Bancroft Way	San Diego, CA 665 Fifth Avenue	Cincinnati, OH 2510 Ohio Avenue

Santa Monica, CA 1440 Third Street Promenade	Columbus, OH 1782 N. High Street	New York, NY 526 Avenue of the Americas

San Francisco, CA 80 Powell Street	New York, NY 162 2nd Avenue	Tampa, FL 1600 E. 8th Avenue, Suite A-121

Costa Mesa, CA 2930 Bristol Street	Los Angeles, CA 7650 Melrose Avenue	King of Prussia, PA 580 Mall Boulevard, #1013

Chicago, IL 2352 N. Clark Street	Burlington, VT 81 Church Street	Atlanta, GA 3393 Peachtree Road, NE

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION

Wayne, PA 201 W. Lancaster Ave.	Boston, MA 799 Boylston Street	Scottsdale, AZ 15210 N. Scottsdale Road	White Plains, NY 125 Westchester Avenue, #3575

Rockville, MD 11500 Rockville Pike	Birmingham, MI 214 West Maple Road	Cincinnati, OH 2643 Edmonson Road	San Jose, CA 356 Santana Row

Westport, CT 1365 Post Road, East	Santa Barbara, CA 901 State Street	West Palm Beach, FL 700 South Rosemary Avenue	Geneva, IL 122 Commons Drive

Greenvale, NY 9 Northern Blvd.	Chestnut Hill, MA 300 Boylston Street	Miami Beach, FL 1108 Lincoln Road	McLean, VA 1701-M Galleria at Tysons II

New York, NY (SoHo) 375 West Broadway	New York, NY 85 Fifth Avenue	Minneapolis, MN 4999 France Avenue South	Orlando, FL 4200 Conroy Road

Santa Monica, CA 1402 Third Street Promenade	Atlanta, GA 3393 Peachtree Road, N.E.	Houston, TX 4066 Westheimer Road	Palo Alto, CA 999 Alma Street

Newport Beach, CA 823 Newport Center Drive	Philadelphia, PA 1801 Walnut Street	Kansas City, MO 531 Nichols Road	Coral Gables, FL (opened 4/4/03) 330 San Lorenzo Avenue

Chicago, IL 1120 N. State Street	Seattle, WA 1509 Fifth Avenue	Columbus, OH 4235 The Strand

Highland Park, IL 1780 Green Bay Road	Tampa, FL 705 S. Dakota Avenue	Salt Lake City, UT 116 South Rio Grande Street

Beverly Hills, CA 320 N. Beverly Drive	Greenwich, CT 480 W. Putnam Avenue	Woodcliff Lake, NJ 379 Chestnut Ridge Road

Seattle, WA 2520 N.E. University Village, #120	San Francisco, CA 880 Market Street	Los Angeles, CA 6301 W. 3rd Street, Suite J

Free People Stores

LOCATION
Paramus, NJ 2132 Garden State Plaza

We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. We utilize a distribution facility in Reno, Nevada operated by a third-party. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution.

Free People operates wholesale sales and showroom facilities in New York City and Los Angeles, which are leased through 2004 and 2007, respectively.

We believe that our facilities are well maintained, in good operating condition and adequate for our current needs.

Item 3.    Legal Proceedings

On August 21, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (“MXG”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the

Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff has requested relief of approximately $8.0 million, as well as exemplary damages in an unspecified amount. The Company believes the claim is without merit and intends to defend it vigorously.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003, through the solicitation of proxies or otherwise.

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

Market Information

	High	Low
Fiscal 2002
Quarter ended April 30, 2001	$13.78	$8.52
Quarter ended July 31, 2001	16.20	10.31
Quarter ended October 31, 2001	17.25	10.07
Quarter ended January 31, 2002	26.64	12.54

Fiscal 2003
Quarter ended April 30, 2002	32.36	20.95
Quarter ended July 31, 2002	37.23	21.50
Quarter ended October 31, 2002	30.00	17.71
Quarter ended January 31, 2003	29.20	19.80

Holders

On April 21, 2003, the Company had approximately 3,200 beneficial holders of its common shares.

Dividends

The Company’s current line of credit facility prohibits the payment of cash dividends on its common shares. The Company has not paid any cash dividends since its initial public offering and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated income statement and balance sheet data at the fiscal year end for each of the five fiscal years presented below is derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements of the Company, and the related notes thereto, which appear elsewhere in this report.

	Fiscal Year Ended January 31,
	2003	2002	2001	2000	1999
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$422,754	$348,958	$295,333	$278,113	$209,865
Gross profit	150,791	113,647	95,331	104,654	78,810
Income from operations	45,399	25,498	17,878	37,565	25,117
Net income	27,413	15,007	10,495	18,680	15,760
Net income per common share—basic	$1.45	$0.87	$0.61	$1.07	$0.89
Weighted average common shares outstanding—basic	18,888,228	17,268,615	17,257,186	17,531,971	17,702,922
Net income per common share—diluted	$1.41	$0.86	$0.61	$1.05	$0.88
Weighted average common shares outstanding—diluted	19,388,452	17,438,457	17,274,830	17,844,356	17,929,109

Balance Sheet Data:
Working capital	$101,512	$41,319	$31,655	$38,006	$47,342
Total assets	277,996	195,102	168,716	153,501	133,363
Total liabilities	53,611	49,214	39,104	32,585	28,069
Long-term debt, excluding current maturities	—	—	—	—	—
Total shareholders’ equity	224,385	145,888	129,612	120,916	105,294

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and of our liquidity and capital resources should be read in conjunction with our consolidated financial statements and their related notes included elsewhere in this report.

General

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2003 ended on January 31, 2003. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

We operate two business segments—a lifestyle merchandising retailing segment and a wholesale apparel business. The retailing segment operates through retail stores and direct-to-consumer, including two catalogs and two web sites. The retail concepts are Urban Outfitters, which we refer to as Urban Retail, Anthropologie and Free People. Urban Retail had 53 stores open at January 31, 2003 and 49 at January 31, 2002. Anthropologie had 39 stores open at January 31, 2003 and 31 at January 31, 2002. Free People had one store open at January 31, 2003, which opened in November 2002. The Free People wholesale division designs, develops and markets young women’s casual apparel and sells worldwide through approximately 1,100 better department and specialty stores.

We have plans to open approximately 20 to 24 stores during this fiscal year, primarily in our Urban Retail and Anthropologie concepts. Our goal thereafter is to increase net sales 20 to 25% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

We have wholly-owned subsidiaries that operate Urban Retail stores in London and Glasgow, in Dublin and in Montreal and Toronto. These stores are included in the store numbers given above. The results of operations and financial position for these stores are included in our retail operations segment results. We may open additional stores outside the United States over the next several fiscal years.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

The Company’s senior management has reviewed the critical accounting policies and estimates and Management’s Discussion and Analysis regarding them with its audit committee.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of January 31, 2003 and January 31, 2002 totaled $48.8 million and $41.1 million, respectively, representing approximately 17.6% and 21.1% of total assets, respectively. Any significant changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and Equipment” line item in our consolidated balance sheets included in this report. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Net property and equipment as of January 31, 2003 and January 31, 2002 totaled $108.8 million and $105.5 million, respectively, representing 39.2% and 54.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the fiscal years 2003, 2002 and 2001, we had no write-downs of long-lived assets.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of January 31, 2003 and January 31, 2002 totaled approximately $12.7 million and $9.6 million, respectively, representing approximately 4.6% and 4.9% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income.

We have valuation allowances of $1.7 million as of January 31, 2003 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries and capital loss carryforwards related to our prior investments in MXG Media, Inc. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions or to realize off-setting capital gains becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

The following tables set forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data and the change in certain income statement data from period to period.

	Fiscal Year Ended January 31,
	2003	2002	2001
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	64.3	67.4	67.7

Gross profit	35.7	32.6	32.3
Selling, general and administrative expenses	25.0	25.3	26.2

Income from operations	10.7	7.3	6.1
Other income (expense), net	0.2	(0.1)	—

Income before income taxes	10.9	7.2	6.1
Income tax expense	4.4	2.9	2.5

Net income	6.5%	4.3%	3.6%

Period over Period Change:
Net sales	21.1%	18.2%	6.2%
Gross profit	32.7%	19.2%	(8.9%)
Income from operations	78.0%	42.6%	(52.4%)
Net income	82.7%	43.0%	(43.8%)

Fiscal 2003 Compared to Fiscal 2002

Net sales in fiscal 2003 increased by 21.1% to $422.8 million from $349.0 million in the prior fiscal year. The $73.8 million increase was primarily attributable to a $73.9 million, or 22.4%, increase in retail segment sales, offset in part by a slight decline in Free People wholesale sales of $0.1 million, excluding sales to Urban Retail, Anthropologie and Free People retail operations. Noncomparable and new store net sales increases of $41.3 million, comparable store net sales increases of $25.7 million or 9.1%, and direct-to-consumer net sales increases of $6.9 million or 27.9% accounted for the retail segment increase. Comparable store net sales were comprised of a 7.1% increase for Urban Retail and a 12.3% increase for Anthropologie.

The increase in net sales attributable to noncomparable and new stores was the result of opening 13 new stores in fiscal 2003 and 12 new stores in fiscal 2002. Comparable store net sales increases were principally the result of an increase in the number of transactions and average sales price resulting from higher initial markons and a lower proportion of markdowns, which more than offset a decrease in the number of items purchased per transaction. Direct-to-consumer net sales increased over the prior year primarily due to an increase in the average catalog and web order value and additional customer response related to an increase in catalog circulation for Anthropologie, including a new “Summer Essentials” catalog. The Urban Retail web site also contributed to the direct-to-consumer net sales increase as a result of increased site traffic and an improvement in average order value.

Gross profit margins increased to 35.7% of net sales in fiscal 2003 compared to 32.6% of net sales in fiscal 2002. Improvements to initial margins due to better sourcing and an increased proportion of private label merchandise, together with a reduction in markdown requirements, accounted for the majority of the increase. Total inventories at January 31, 2003 increased by 18.8% including an increase in comparable store inventories of 5.7%, primarily related to an increase in the number of units per store anticipated to support sales trends.

Selling, general and administrative expenses decreased to 25.0% of net sales for fiscal 2003 versus 25.3% of net sales for fiscal 2002. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in the comparable store sales and leveraging of fixed expenses and increased efficiencies in the direct-to-consumer operations.

Accordingly, our operating margins increased to 10.7% of net sales for fiscal 2003 compared to 7.3% of net sales for fiscal 2002.

Our effective tax rate of 40.5% remained the same for fiscal 2003 compared to fiscal 2002. See Note 8 to our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2002 Compared to Fiscal 2001

Net sales in fiscal 2002 increased by 18.2% to $349.0 million from $295.3 million in the prior fiscal year. The $53.7 million increase was attributable to a $56.0 million, or 20.4%, increase in retail segment sales, offset in part by a $2.3 million, or 11.4%, decline in Free People wholesale sales, excluding sales to Urban Retail and Anthropologie. Noncomparable and new store net sales increases of $46.3 million, comparable store net sales increases of $6.5 million or 2.8%, and direct-to-consumer net sales increases of $3.2 million or 14.5% accounted for the retail segment increase. Comparable store net sales were comprised of a 0.5% increase for Urban Retail and a 6.8% increase for Anthropologie.

The increase in net sales attributable to noncomparable and new stores was the result of opening 12 new stores in fiscal 2002 and 11 new stores in fiscal 2001 (net of one store closing). Increases in the number of transactions in comparable stores and an increase in average sales prices resulting from a lower proportion of markdowns accounted for the comparable store sales dollar increase in fiscal 2002. In addition, direct-to-consumer net sales increased as a result of an increase in customer response rates to the Anthropologie catalog and web site and the Urban Retail web site. The decline in Free People wholesale sales in the first half of the year was due to a lackluster response to our Spring and Summer 2001 fashion offerings combined with production problems associated with a factory we no longer utilize. Additionally, a weaker wholesale market environment in the latter half of fiscal 2002 compared to fiscal 2001 resulted in decreased trade show attendance as well as a decline in our Fall and Holiday 2001 regular price merchandise reorders. The reduction in Free People in-season wholesale sales was offset in part by an increase in off-price sales to liquidate prior season merchandise.

Gross profit margins increased to 32.6% of net sales in fiscal 2002 compared to 32.3% of net sales in fiscal 2001. Decreased markdowns in the retail segment were sufficient to offset the effects of an increase in occupancy costs of 1.0% of net sales, arising primarily from noncomparable and new stores, and the impact of the reduction in Free People’s gross margin of 0.8% of net sales, caused by the off-price liquidation of excess inventories. Total inventories at January 31, 2002 increased by

18.1%, including an increase in comparable store inventories of 9.3%, primarily due to an increase in the average cost per unit and an increase in the number of units per store to support sales trends.

Selling, general and administrative expenses decreased to 25.3% of net sales for fiscal 2002 versus 26.2% of net sales for fiscal 2001. An increase in direct-to-consumer response rates helped leverage catalog and web site production costs for direct-to-consumer marketing activities and was the primary reason for our operating expense percentage improvement of 0.9% of net sales, despite an 8% decrease in catalog circulation during fiscal 2002. We also experienced comparable store efficiencies primarily related to the generation of incremental sales without incremental payroll costs that, when combined with the direct-to-consumer operating cost leveraging, more than offset the impact of the less efficient noncomparable and new stores.

Accordingly, our operating margins increased to 7.3% of net sales for fiscal 2002 compared to 6.1% of net sales for fiscal 2001.

Our effective tax rate decreased to 40.5% in fiscal 2002 from 41.0% in fiscal 2001 primarily due to a reduction in state and local tax rates. See Note 8 to our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

In April 2002, we completed a public offering of 1.6 million shares of our common stock at a price of $28.00 per share. We received net proceeds of approximately $41.5 million from the offering. In conjunction with the offering, certain selling shareholders exercised options which resulted in additional cash proceeds of approximately $1.5 million. In addition to this and other sources of cash, we received net proceeds from the exercise of certain employee stock options during fiscal 2003 and fiscal 2002 of approximately $4.0 million and $1.3 million, respectively.

During the last three years, in addition to the proceeds generated from the public offering of our common shares and the exercise of certain employee stock options, we have also satisfied our cash requirements through cash flow from operations, accumulated cash and the sales of marketable securities. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in direct-to-consumer efforts and in our United Kingdom and Ireland subsidiaries. We expect to increase the level of capital expenditures in support of our goal of expanding the store base by approximately 20% per annum. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, assuming renewal or replacement, are expected to fund such expansion-related uses of cash at least through fiscal 2005.

On September 11, 2002, we renewed and amended our line of credit facility with one of our banks. This credit facility, which renewed and amended our $25.0 million committed line of credit with the bank, is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The credit facility was further amended on November 15, 2002 to add another bank as a lender under the credit facility. The credit facility contains a sublimit for borrowings by our European subsidiaries and is guaranteed by us, as defined in the credit facility. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The agreement subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth and limits our capital expenditures and share repurchases, while prohibiting the payment of cash dividends on our common shares. At January 31, 2003, we were in compliance with all covenants under this facility. There were no short-term or long-term borrowings outstanding at January 31, 2003 or at January 31, 2002. Outstanding letters of credit totaled $13.3 million and $9.4 million at January 31, 2003 and January 31, 2002, respectively. The available line of credit under the credit facility was $16.7 million and $15.6 million at January 31, 2003 and January 31, 2002, respectively. We plan to renew the current line of credit on or before its expiration on September 11, 2003, however, there can be no assurance that we will be able to renew or replace the line of credit.

Based on fiscal 2004 operating trends and the operating model that management has planned for fiscal 2005, we do not believe it will be necessary to borrow short-term or long-term funds. In the event, however, that there is a serious decline in sales for any reason or a significant increase in store expansion plans, we may be required to use our available line of credit for cash borrowings to fund operations. There can be no assurance that, based upon existing covenants or financial covenants contained in any renewed or replacement line of credit, that such borrowings would be available.

In January 2000, the Company’s Board of Directors approved a stock buyback program that authorized the Company to repurchase up to 1,000,000 of its shares. As of January 31, 2003, 872,500 shares are authorized for repurchase.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, assuming renewal or replacement, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases (1)	$331,031	$38,440	$75,433	$68,038	$149,120
Capital leases (2)	471	200	271	—	—

Total contractual cash obligations	$331,502	$38,640	$75,704	$68,038	$149,120

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs. Amounts noted above include commitments for seven executed leases for stores not opened as of January 31, 2003.
(2)	At January 31, 2002, the Company entered into a capital lease for computer equipment with a cost of approximately $609 which was recorded in the first quarter of fiscal 2003 upon receipt of the related equipment in accordance with the contract. The lease provides for the payment of interest as well as principal.

Commercial Commitments (1):

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Lines of credit (2)	$13,268	$13,268	$—	$—	$—
Standby letters of credit	103	103	—	—	—

Total commercial commitments	$13,371	$13,371	$—	$—	$—

(1)	Excludes purchase orders for merchandise and supplies in the normal course of business which are liquidated within 12 months.
(2)	Consists solely of outstanding letter of credit commitments.

Other Matters

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002, although early adoption was encouraged. We have not completed our evaluation of the alternative methods of transition, and thus have not yet made a determination on whether we will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148. As such, we are not yet able to determine what impact, if any, the adoption of this statement will have on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF Issue No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF Issue No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. We do not expect the provisions of EITF Issue No. 02-16 to have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, we would record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. We do not believe that the adoption of this statement will have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions was encouraged. The provision of SFAS No. 145 related to SFAS No. 13 was effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of SFAS No. 144 on February 1, 2002 did not have an impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded, that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on February 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

Forward-Looking Statements

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Seasonality and Quarterly Results

While we have been profitable in each of our last 52 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations.

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

The following tables, which are unaudited, set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income.

	Fiscal 2003 Quarter Ended
	April 30, 2002	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003
	(dollars in thousands, except per share data)
Net sales	$94,074	$101,001	$110,106	$117,573
Gross profit	32,170	35,757	39,174	43,690
Net income	4,755	6,255	8,026	8,377
Net income per common share—basic	0.27	0.33	0.42	0.43
Net income per common share—diluted	0.26	0.32	0.41	0.42

As a Percentage of Fiscal Year:
Net sales	22%	24%	26%	28%
Net income	17%	23%	29%	31%

	Fiscal 2002 Quarter Ended
	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002
	(dollars in thousands, except per share data)
Net sales	$71,834	$80,395	$92,859	$103,870
Gross profit	21,560	25,944	31,244	34,899
Net income	1,151	3,157	4,928	5,771
Net income per common share—basic	0.07	0.18	0.29	0.33
Net income per common share—diluted	0.07	0.18	0.28	0.33

As a Percentage of Fiscal Year:
Net sales	20%	23%	27%	30%
Net income	8%	21%	33%	38%

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2003 the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, auction rate preferred stock rated AA or better and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results of Operations and from pages F-1 through F-22.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 19, 2002, the Company dismissed Arthur Andersen LLP as the principal accountant for the Company and its subsidiaries. For neither of the past two years had the former principal accountant’s reports on the Company’s financial statements contained an adverse opinion or a disclaimer of opinion, nor had its opinion been qualified or modified as to uncertainty, audit scope or accounting principles. The Company’s decision to dismiss its principal accountant was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors. During the Company’s two most recent fiscal years (February 1, 2000 to January 31, 2001 and February 1, 2001 to January 31, 2002) and through June 19, 2002, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements.

During the fiscal years ended January 31, 2002 and 2001and through June 19, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

In connection with the Company’s Current Report on Form 8-K filed June 21, 2002, the Company provided Arthur Andersen LLP with a copy of the foregoing disclosures.

On July 23, 2002, the Company engaged KPMG LLP to serve as the Company’s independent public accountants for the fiscal year ending January 31, 2003. The appointment of KPMG LLP was effective immediately. The decision to engage KPMG LLP was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors.

During the fiscal years ended January 31, 2002 and 2001 and through July 23, 2002, the Company did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matters or reportable events as set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K.

In connection with the Company’s Current Report on Form 8-K filed July 24, 2002, the Company provided KPMG LLP with a copy of the foregoing disclosures.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our directors and executive officers:

Name	Age	Position
Richard A. Hayne (1)	55	Chairman of the Board of Directors and President
Stephen A. Feldman	55	Chief Financial Officer
Glen A. Bodzy	50	General Counsel and Secretary
Kenneth R. Bull	40	Treasurer
Glen T. Senk	46	President, Anthropologie, Inc.
Tedford G. Marlow	51	President, Urban Outfitters Retail Division
David C. Frankel	36	President, Free People
Scott A. Belair (2)(3)	55	Director
Harry S. Cherken, Jr.	53	Director
Joel S. Lawson III (2)(3)	55	Director
Robert H. Strouse (2)	54	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

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

Mr. Lawson, a director since 1985, has, since November 2001, been an independent consultant. He also serves as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly-owned subsidiary of FleetBoston Financial Corporation in March 2001.

Mr. Strouse, a director since 2002, has, since 1998, been Chief Operating Officer of the AMC Group, a company which oversees a diversified group of insurance, industrial, service and real estate businesses. Previously, he was a partner at the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania. Mr. Strouse is also a director of Judge, Inc., a staffing company that specializes in temporary and permanent placement of information technology and engineering professionals.

Section 16(a)    Beneficial Ownership Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,595,000	(1)(3)	$15.80	(2)	674,350
Equity compensation plans not approved by security holders	N/A		N/A		N/A

(1)	Includes 593,500 options that are currently exercisable under the Company’s 2000 Stock Incentive Plan and the Company’s 1997 Stock Option Plan.
(2)	Assumes that each outstanding option will be exercised and fully vested as of January 31, 2003.
(3)	Amounts are subject to adjustment to reflect any stock dividend, stock split, share combination, or similar change in the Company’s capitalization.

See Note 9 to the Company’s consolidated financial statements, included elsewhere in this report, for more detailed information regarding the Company’s equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14.    Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the filing of this annual report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
10.5

1993 Non-Employee Directors’ Non-Qualified Stock Option Plan (as amended and restated) is incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

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

Exhibit Number	Description
10.10

First Amendment to Credit Agreement, dated September 11, 2002, between the Company and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002.

10.11

Second Amendment to Credit Agreement, dated November 15, 2002, between the Company and Wachovia Bank, National Association and JPMorgan Chase Bank is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002.

16.1	Letter dated June 20, 2002, from Arthur Andersen LLP is incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K filed on June 21, 2002.
21.1	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
23.2*	Statement Regarding Consent of Arthur Andersen LLP.
99.1*	Section 1350 Certification of the Company’s Principal Executive Officer.
99.2*	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith

(b)    Reports on Form 8-K: No current reports on Form 8-K were filed during the last quarter of fiscal 2003.

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

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, President and Director	April 23, 2003

/s/ STEPHEN A. FELDMAN Stephen A. Feldman (Principal Financial Officer)	Chief Financial Officer	April 23, 2003

/s/ KENNETH R. BULL Kenneth R. Bull (Principal Accounting Officer)	Treasurer	April 23, 2003

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 23, 2003

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 23, 2003

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 23, 2003

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 23, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Hayne, certify that:

1.	I have reviewed this annual report on Form 10-K of Urban Outfitters, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Feldman, certify that:

1.	I have reviewed this annual report on Form 10-K of Urban Outfitters, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	By:	/s/ STEPHEN A. FELDMAN
Stephen A. Feldman Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

URBAN OUTFITTERS, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Urban Outfitters, Inc.:

We have audited the January 31, 2003 consolidated financial statements of Urban Outfitters, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The January 31, 2002 and 2001 consolidated financial statements of Urban Outfitters, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 6, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the January 31, 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 11, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP (“Andersen”) in connection with the Company’s filing on Form 10-K for the fiscal year ended January 31, 2002. This audit report has not been reissued by Andersen nor has Andersen provided a consent to the inclusion of its report in this annual report on Form 10-K. The consolidated balance sheet as of January 31, 2001 and the consolidated statements of income, shareholders’ equity and cash flows for the year ended January 31, 2000 have not been included in the accompanying financial statements. For further discussion, see Exhibit 23.2 to this Form 10-K.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

March 6, 2002

URBAN OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$72,127	$28,251
Marketable securities	7,379	32
Accounts receivable, net of allowance for doubtful accounts of $563 and $562, respectively	3,262	4,129
Inventories	48,825	41,086
Prepaid expenses and other current assets	8,633	5,870
Deferred taxes	4,358	2,781

Total current assets	144,584	82,149

Property and equipment, net	108,847	105,505
Marketable securities	15,640	—
Deferred income taxes and other assets	8,925	7,448

	$277,996	$195,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,186	$20,838
Accrued compensation	5,197	3,928
Accrued expenses and other current liabilities	18,689	16,064

Total current liabilities	43,072	40,830
Deferred rent and other liabilities	10,539	8,384

Total liabilities	53,611	49,214

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 50,000,000 shares authorized, 19,381,636 and 17,352,886 issued and outstanding, respectively	2	2
Additional paid-in capital	67,162	17,872
Retained earnings	156,529	129,116
Accumulated other comprehensive income (loss)	692	(1,102)

Total shareholders’ equity	224,385	145,888

	$277,996	$195,102

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2003	2002	2001
Net sales	$422,754	$348,958	$295,333
Cost of sales, including certain buying, distribution and occupancy costs	271,963	235,311	200,002

Gross profit	150,791	113,647	95,331
Selling, general and administrative expenses	105,392	88,149	77,453

Income from operations	45,399	25,498	17,878
Interest income	1,497	318	481
Other expenses, net	(823)	(594)	(572)

Income before income taxes	46,073	25,222	17,787
Income tax expense	18,660	10,215	7,292

Net income	$27,413	$15,007	$10,495

Net income per common share:
Basic	$1.45	$0.87	$0.61

Diluted	$1.41	$0.86	$0.61

Weighted average common shares outstanding:
Basic	18,888,228	17,268,615	17,257,186

Diluted	19,388,452	17,438,457	17,274,830

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Comprehensive Income (Loss)	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Par Value
Balances at January 31, 2000		17,358,186	$2	$17,680	$103,614	$(380)	$120,916
Net income	$10,495	—	—	—	10,495	—	10,495
Foreign currency translation	(362)	—	—	—	—	(362)	(362)
Unrealized losses on marketable securities, net	(25)	—	—	—	—	(25)	(25)

Comprehensive income	$10,108

Purchases and retirement of common shares		(104,700)	—	(1,412)	—	—	(1,412)

Balances at January 31, 2001		17,253,486	2	16,268	114,109	(767)	129,612
Net income	$15,007	—	—	—	15,007	—	15,007
Foreign currency translation	(360)	—	—	—	—	(360)	(360)
Unrealized gains on marketable securities, net	25	—	—	—	—	25	25

Comprehensive income	$14,672

Exercise of stock options		99,400	—	1,281	—	—	1,281
Tax effect of exercises		—	—	323	—	—	323

Balances at January 31, 2002		17,352,886	2	17,872	129,116	(1,102)	145,888
Net income	$27,413	—	—	—	27,413	—	27,413
Foreign currency translation	1,722	—	—	—	—	1,722	1,722
Unrealized gains on marketable securities, net	72	—	—	—	—	72	72

Comprehensive income	$29,207

Stock issued for cash, net of issuance costs		1,600,000	—	41,546	—	—	41,546
Exercise of stock options		428,750	—	5,496	—	—	5,496
Tax effect of exercises		—	—	2,248	—	—	2,248

Balances at January 31, 2003		19,381,636	$2	$67,162	$156,529	$692	$224,385

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$27,413	$15,007	$10,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,208	15,462	11,997
Provision for deferred income taxes	(3,079)	(1,274)	199
Tax benefit of stock option exercises	2,248	323	—
Reserve for (recovery of) bad debts	1	62	(18)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	886	(753)	1,399
Increase in inventories	(7,554)	(6,348)	(7,918)
(Increase) decrease in prepaid expenses and other assets	(2,718)	1,120	207
Increase in accounts payable, accrued expenses and other liabilities	6,386	9,141	6,519

Net cash provided by operating activities	41,791	32,740	22,880

Cash flows from investing activities:
Capital expenditures	(22,247)	(22,309)	(36,877)
Purchases of marketable securities	(43,585)	—	(600)
Sales of marketable securities	20,230	307	19,930

Net cash used in investing activities	(45,602)	(22,002)	(17,547)

Cash flows from financing activities:
Exercise of stock options	5,496	1,281	—
Purchases and retirement of common stock	—	—	(1,412)
Issuance of common shares, net of issuance costs	41,546	—	—

Net cash provided by (used in) financing activities	47,042	1,281	(1,412)

Effect of exchange rate changes on cash and cash equivalents	645	(54)	(362)

Increase in cash and cash equivalents	43,876	11,965	3,559
Cash and cash equivalents at beginning of period	28,251	16,286	12,727

Cash and cash equivalents at end of period	$72,127	$28,251	$16,286

Supplemental cash flow information:
Cash paid during the year for:
Interest	$31	$—	$9

Income taxes	$20,146	$9,417	$6,930

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.    Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the state of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, two catalogs and two web sites. As of January 31, 2003 and 2002, the Company operated 93 and 80 stores, respectively. Stores located in the United States totaled 88 as of January 31, 2003 and 75 as of January 31, 2002, while operations in Europe and Canada included five stores as of the same respective dates. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,100 better specialty retailers worldwide.

2.    Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s “Fiscal 2003” ended on January 31, 2003.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities, when purchased, of less than three months. As of January 31, 2003, cash and cash equivalents included cash on hand, cash in banks, money market accounts and auction rate preferred stock.

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Marketable securities as of January 31, 2003 and 2002 were classified as available-for-sale.

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and primarily includes the cost of merchandise and freight.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over 39 years for buildings, five years for furniture and fixtures, the lesser of the lease term or useful life for leasehold improvements and three to ten years for other operating equipment.

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2003.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Fees and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $967 and $1,063 as of January 31, 2003 and 2002, respectively. Advertising expenses were $9,806, $8,141 and $9,171 for Fiscal 2003, 2002 and 2001, respectively.

Start-up Costs

The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During Fiscal 2003, 2002 and 2001, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated Federal income tax return.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised (see Note 10).

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (see Note 9). In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which established a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123.

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have been decreased to the following pro forma amounts:

	Fiscal Year Ended January 31,
	2003	2002	2001
Net income—as reported	$27,413	$15,007	$10,495
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,426)	(1,396)	(1,689)

Net income—pro forma	$25,987	$13,611	$8,806

Net income per common share—basic—as reported	$1.45	$0.87	$0.61
Net income per common share—basic—pro forma	$1.38	$0.79	$0.51
Net income per common share—diluted—as reported	$1.41	$0.86	$0.61
Net income per common share—diluted—pro forma	$1.34	$0.78	$0.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Expected life	6.6 years	6.5 years	7.1 years
Risk-free interest rate	4.8%	5.2%	6.2%
Volatility	58.5%	55.4%	53.1%
Dividend rate	0%	0%	0%

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments and unrealized gains (losses) on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes since these adjustments relate to indefinite investments in non-U.S. subsidiaries. As of January 31, 2003 and 2002, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments of $620 and ($1,102), respectively and unrealized gains on marketable securities of $72 and $0, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses are included in operating results and were not material in Fiscal 2003, 2002 or 2001.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash and cash equivalents and marketable securities by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution. Receivables with third party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its receivables. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash accounts.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was required to be adopted in Fiscal 2002. The Company currently enters into short-term foreign currency exchange contracts to manage exposures related to its Canadian dollar denominated investments and anticipated cash flow. The amounts of these contracts and related gains and losses have not been material. The adoption of SFAS No. 133 on February 1, 2001 did not have a significant effect on the financial position or results of operations of the Company.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002, although early adoption was encouraged. The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148. As such, the Company is not yet able to determine what impact, if any, the adoption of this statement will have on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF Issue No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF Issue No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. We do not expect the provisions of EITF Issue No. 02-16 to have a material impact on the Company’s financial position or results of operations

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions was encouraged. The provision of SFAS No. 145 related to SFAS No. 13 was effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be Disposed Of,” and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and portions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of SFAS No. 144 on February 1, 2002 had no impact on the financial position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded, that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on February 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

3.    Marketable Securities

The amortized cost, gross unrealized gains and fair value of available-for-sale securities by major security type and class of security as of January 31, 2003 and 2002 were as follows

	Amortized Cost	Unrealized Gains	Fair Value
As of January 31, 2003
One-year Canadian term deposit	$986	$—	$986
Municipal bonds	17,961	72	18,033
Auction rate preferred stock	4,000	—	4,000

	$22,947	$72	$23,019

As of January 31, 2002
Municipal bonds	$32	$—	$32

At January 31, 2003, all marketable securities classified as long-term have maturities within one to four years.

Proceeds from the sales of investment securities available-for-sale were $20,230, $307 and $19,930 in Fiscal 2003, 2002 and 2001, respectively. Gross realized gains included in other income in Fiscal 2003 were $311. There were no gross realized gains included in other income for Fiscal 2002 or 2001.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Inventories

Inventories are summarized as follows:

	January 31,
	2003	2002
Work-in-process	$358	$406
Finished goods	48,467	40,680

Total	$48,825	$41,086

5.    Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2003	2002
Land	$543	$543
Building	4,331	4,317
Furniture and fixtures	44,487	35,963
Leasehold improvements	121,878	107,344
Other operating equipment	10,056	7,910
Construction in progress	3,487	7,280

	184,782	163,357
Accumulated depreciation and amortization	(75,935)	(57,852)

Total	$108,847	$105,505

Depreciation and amortization expense for property and equipment for Fiscal 2003, 2002 and 2001 was $17,885, $15,434 and $11,795, respectively.

6.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2003	2002
Accrued sales taxes	$1,095	$1,058
Accrued rents and related taxes	2,867	2,712
Gift certificates and merchandise credits	3,523	2,134
Accruals for construction	901	3,315
Accrued income taxes	4,379	4,144
Other current liabilities	5,924	2,701

Total	$18,689	$16,064

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Line of Credit Facility

On September 11, 2002, the Company renewed and amended its line of credit facility (the “Line”) with one of its banks. The Line, which renewed and amended the Company’s $25,000 committed line of credit with the bank, is a one-year $30,000 committed line of credit to fund working capital requirements and letters of credit. The Line was further amended on November 15, 2002 to add another bank as a lender under the credit facility. The Line contains a sublimit for borrowings by the Company’s European subsidiaries and is guaranteed by the Company, as defined in the credit facility. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth and limits capital expenditures and share repurchases, while prohibiting the payment of cash dividends on the Company’s common shares. As of January 31, 2003, the Company was in compliance with all covenants under the Line. There were no short-term or long-term borrowings outstanding as of January 31, 2003 and January 31, 2002. Outstanding letters of credit totaled $13,268 and $9,400 as of January 31, 2003 and January 31, 2002, respectively. The available line of credit under the credit facility was $16,732 and $15,600 as of January 31, 2003 and January 31, 2002, respectively.

8.    Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2003	2002	2001
Domestic	$46,350	$25,705	$18,328
Foreign	(277)	(483)	(541)

	$46,073	$25,222	$17,787

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2003	2002	2001
Current:
Federal	$18,340	$9,694	$6,303
State	3,130	1,632	675
Foreign	269	163	115

	21,739	11,489	7,093

Deferred:
Federal	(2,215)	(789)	(77)
State	(676)	(495)	728
Foreign	(159)	(28)	(327)

	(3,050)	(1,312)	324

Change in valuation allowances	(29)	38	(125)

	$18,660	$10,215	$7,292

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2003	2002	2001
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.2	3.2	6.8
Expenses relating to provision for foreign net operating losses and other	(0.7)	2.3	(0.8)

Effective tax rate	40.5%	40.5%	41.0%

The significant components of deferred tax assets and liabilities as of January 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax liability:
Prepaid expenses	$(235)	$(260)
Deferred tax assets:
Depreciation	4,281	3,267
Deferred rent	3,763	3,070
Inventory	3,975	2,462
Accounts receivable	227	309
Capital loss carryforwards	704	893
Net operating loss carryforwards	1,276	1,273
Accrued salaries, benefits and other	391	318

Gross deferred tax assets, before valuation allowances	14,382	11,332
Valuation allowances	(1,702)	(1,731)

Net deferred tax assets	$12,680	$9,601

As of January 31, 2003, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $3,832 that do not expire and certain U.S. subsidiaries had state net operating loss carryforwards for tax purposes of approximately $739 that expire from 2004 through 2022. Additionally, as of Janury 31, 2003, the Company had capital loss carryforwards for tax purposes that expire in 2006. As of January 31, 2003, the Company had a full valuation allowance for the foreign net operating loss carryforwards and the capital loss carryforwards. As of January 31, 2003, the Company had no valuation reserve for the state net operating loss carryforwards as management believes it is more likely than not that the tax benefit of these carryforwards will be realized. As of January 31, 2003 and 2002, the noncurrent portion of deferred tax assets aggregated $8,322 and $6,820, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $3,269 as of January 31, 2003. These earnings are deemed to be permanently reinvested to finance growth programs.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stock Option Plans

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) authorizes up to an aggregate of 1,250,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. In addition, incentive stock options or nonqualified stock options can be granted under the 1997 Stock Option Plan (the “1997 Plan”), which authorizes up to an aggregate of 1,250,000 common shares. The vesting periods for the 1997 Plan and the 2000 Plan can range from one to ten years. The 1997 Plan replaced the previous 1987, 1992 and 1993 Plans (the “superceded plans”), which were precluded from making additional grants due either to expiration or insufficient available shares. Individual grants outstanding under certain of the superceded plans, however, have expiration dates, which extend into the year 2007. As of January 31, 2003, 481,750 and 192,600 shares of common stock were available for grant under the 2000 Plan and the 1997 Plan, respectively.

Information regarding these option plans is as follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,814,400	$13.83	1,454,000	$14.92	1,494,800	$15.31
Options granted	232,250	25.50	540,000	12.18	242,000	9.36
Options exercised	(428,750)	12.82	(99,400)	12.89	—	—
Options canceled	(22,900)	12.06	(80,200)	23.62	(282,800)	12.01

Options outstanding at end of year	1,595,000	15.80	1,814,400	13.83	1,454,000	14.92

Options exercisable at end of year	593,500	15.67	708,900	14.80	610,600	15.27

Weighted average fair value of grants per share	$16.02		$7.08		$5.85

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg Exercise Price	Amount Outstanding	Wtd. Avg. Exercise Price
$ 6.96—$ 10.44	172,150	6.5	$8.90	101,650	$9.30
10.45— 13.92	536,000	7.3	11.95	120,000	12.26
13.93— 17.40	505,900	5.9	15.12	246,700	15.42
17.41— 20.88	44,000	3.6	20.71	40,000	20.88
20.89— 24.36	173,000	9.3	22.98	2,850	22.91
24.37— 27.84	108,450	6.2	26.60	82,300	26.49
31.32— 34.80	55,500	9.0	33.35	—	—

	1,595,000	6.9	15.80	593,500	15.67

10.    Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share.

	Fiscal Year Ended January 31,
	2003	2002	2001
Basic weighted average shares outstanding	18,888,228	17,268,615	17,257,186
Effect of dilutive options	500,224	169,842	17,644

Diluted weighted average shares outstanding	19,388,452	17,438,457	17,274,830

Options to purchase 173,950 shares ranging in price from $24.32 to $34.80 were outstanding as of January 31, 2003, options to purchase 114,500 shares ranging in price from $26.19 to $26.97 were outstanding as of January 31, 2002, and options to purchase 1,426,500 shares ranging in price from $8.27 to $27.56 were outstanding as of January 31, 2001, but were not included in the computation of diluted net income per common share for the respective fiscal years because the options’ exercise prices were greater than the average market price of the Company’s common shares.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

Leases

The Company leases its stores under noncancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2004	$38,440
2005	38,503
2006	36,930
2007	35,455
2008	32,583
Thereafter	149,120

Total minimum lease payments	$331,031

Amounts noted above include commitments for seven executed leases for stores not opened as of January 31, 2003. The Company’s store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2003	2002	2001
Minimum rentals	$36,975	$32,704	$25,651
Contingent rentals	797	216	173

Total	$37,772	$32,920	$25,824

The Company also leases certain office equipment under a noncancelable capital lease which expires in April 2005. Principal payments under this capital lease for Fiscal 2004, 2005 and 2006 are $200, $211, and $60, respectively.

Benefit Plan

The Urban Outfitters 401(k) Savings Plan covers all employees who are at least 18 years of age and have completed six months of service. Under the plan, employees can defer 1% to 20% of compensation as defined. The Company makes matching contributions of $0.25 per employee contribution dollar on the first 6% of employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $336, $285 and $258 for Fiscal 2003, 2002 and 2001, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

On August 21, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (“MXG”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff has requested relief of approximately $8,000, as well as exemplary damages in an unspecified amount. The Company believes the claim is without merit and intends to defend it vigorously.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

12.    Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 93 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and two web sites. Net sales from this retail segment accounted for over 93% of total consolidated net sales for Fiscal 2003, 2002 and 2001. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. Corporate expenses include expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets, which are typically not allocated to our segments. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are immaterial.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2003	2002	2001
Net sales
Retail operations	$404,656	$330,691	$274,724
Wholesale operations	21,030	24,391	26,114
Intersegment elimination	(2,932)	(6,124)	(5,505)

Total net sales	$422,754	$348,958	$295,333

Income from operations
Retail operations	$48,336	$27,961	$17,466
Wholesale operations	951	1,403	4,065
Intersegment elimination	(519)	(1,290)	(1,170)

Total segment operating income	48,768	28,074	20,361
General corporate expenses	(3,369)	(2,576)	(2,483)

Total income from operations	$45,399	$25,498	$17,878

Depreciation and amortization expense
Retail operations	$17,956	$15,295	$11,794
Wholesale operations	252	166	202
Corporate	—	1	1

Total depreciation and amortization expense	$18,208	$15,462	$11,997

Inventories
Retail operations	$46,812	$39,014	$31,845
Wholesale operations	2,013	2,072	2,941

Total inventories	$48,825	$41,086	$34,786

Property and equipment, net
Retail operations	$108,106	$104,655	$96,890
Wholesale operations	741	849	1,010
Corporate	—	1	1

Property and equipment, net	$108,847	$105,505	$97,901

Capital expenditures
Retail operations	$22,118	$22,275	$36,697
Wholesale operations	129	34	180

Total capital expenditures	$22,247	$22,309	$36,877