Form 10-Q
period 2003-04-30
URBAN OUTFITTERS INC
filed 2003-06-06
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-16999

Urban Outfitters, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1809 Walnut Street, Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 564-2313

Registrant’s Telephone Number, Including Area Code

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒  No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value – 19,475,686 shares outstanding on May 30, 2003.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	April 30, 2003	January 31, 2003	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$57,632	$72,127	$74,647
Marketable securities	7,000	7,379	4,032
Accounts receivable, net of allowance for doubtful accounts of $625, $563 and $535, respectively	5,538	3,262	4,678
Inventories	53,739	48,825	42,143
Prepaid expenses, deferred taxes and other current assets	15,222	12,991	6,639

Total current assets	139,131	144,584	132,139
Property and equipment, net	110,406	108,847	106,018
Marketable securities	28,672	15,640	—
Deferred income taxes and other assets	8,929	8,925	7,430

	$287,138	$277,996	$245,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,604	$19,186	$22,497
Accrued expenses, accrued compensation and other current liabilities	22,734	23,886	18,493

Total current liabilities	44,338	43,072	40,990
Deferred rent and other liabilities	10,740	10,539	8,836

Total liabilities	55,078	53,611	49,826

Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 50,000,000 shares authorized, 19,457,936, 19,381,636 and 19,152,786 issued and outstanding, respectively	2	2	2
Additional paid-in capital	68,625	67,162	62,635
Retained earnings	162,922	156,529	133,871
Accumulated other comprehensive income (loss)	511	692	(747)

Total shareholders’ equity	232,060	224,385	195,761

	$287,138	$277,996	$245,587

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended April 30,
	2003	2002
Net sales	$107,028	$94,074
Cost of sales, including certain buying, distribution and occupancy costs	69,095	61,904

Gross profit	37,933	32,170
Selling, general and administrative expenses	27,273	24,002

Income from operations	10,660	8,168
Other income (expense), net	84	(177)

Income before income taxes	10,744	7,991
Income tax expense	4,351	3,236

Net income	$6,393	$4,755

Net income per common share:
Basic	$0.33	$0.27

Diluted	$0.32	$0.26

Weighted average common shares outstanding:
Basic	19,409,787	17,569,709

Diluted	19,766,220	18,112,904

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Comprehensive Income (Loss)	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Par Value
Balances at February 1, 2003		19,381,636	$2	$67,162	$156,529	$692	$224,385
Net income	$6,393	—	—	—	6,393	—	6,393
Foreign currency translation	(185)	—	—	—	—	(185)	(185)
Unrealized gains on marketable securities, net	4	—	—	—	—	4	4

Comprehensive income	$6,212

Exercise of stock options		76,300	—	1,175	—	—	1,175
Tax effect of exercises		—	—	288	—	—	288

Balances at April 30, 2003		19,457,936	$2	$68,625	$162,922	$511	$232,060

Balances at February 1, 2002		17,352,886	$2	$17,872	$129,116	$(1,102)	$145,888
Net income	$4,755	—	—	—	4,755	—	4,755
Foreign currency translation	355	—	—	—	—	355	355

Comprehensive income	$5,110

Stock issued for cash, net of issuance costs		1,600,000	—	41,470	—	—	41,470
Exercise of stock options		199,900	—	2,407	—	—	2,407
Tax effect of exercises		—	—	886	—	—	886

Balances at April 30, 2002		19,152,786	$2	$62,635	$133,871	$(747)	$195,761

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three months ended April 30,
	2003	2002
Cash flows from operating activities:
Net income	$6,393	$4,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,948	4,212
Tax benefit of stock option exercises	288	886
Changes in assets and liabilities:
Increase in accounts receivable	(2,279)	(543)
Increase in inventories	(4,941)	(1,003)
(Increase) decrease in prepaid expenses and other assets	(2,253)	2,032
Increase in accounts payable, accrued expenses and other liabilities	703	1,801

Net cash provided by operating activities	2,859	12,140

Cash flows from investing activities:
Capital expenditures	(5,925)	(5,705)
Purchases of marketable securities	(24,228)	(4,000)
Sales and maturities of marketable securities	11,578	—

Net cash used in investing activities	(18,575)	(9,705)

Cash flows from financing activities:
Exercise of stock options	1,175	2,407
Issuance of common shares, net of issuance costs	—	41,470

Net cash provided by financing activities	1,175	43,877

Effect of exchange rate changes on cash and cash equivalents	46	84

(Decrease) increase in cash and cash equivalents	(14,495)	46,396
Cash and cash equivalents at beginning of period	72,127	28,251

Cash and cash equivalents at end of period	$57,632	$74,647

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

2. Public Offering

In April 2002, the Company completed a public offering of 1.6 million shares of its common stock at a price of $28.00 per share. The Company received net proceeds of approximately $41,470 from the offering. In conjunction with the offering, certain selling shareholders exercised options that resulted in additional cash proceeds to the Company of approximately $1,500.

3. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002, although early adoption was encouraged. The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148. As such, the Company is not yet able to determine what impact, if any, the adoption of this statement will have on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded and depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company’s adoption of SFAS No. 143 on February 1, 2003 did not have an impact on its financial position or results of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Marketable Securities

During all periods presented, marketable securities were classified as available-for-sale and those classified as long-term had maturities within one to four years from the balance sheet date. Proceeds from the sales and maturities of investment securities available-for-sale were $11,578 for the three months ended April 30, 2003. There were no sales or maturities of investment securities for the three months ended April 30, 2002. Net realized gains included in other income were $49 for the three months ended April 30, 2003. There were no net realized gains or losses as of April 30, 2002.

The amortized cost, net unrealized gains and fair value of available-for-sale securities by major security type and class for all periods presented are as follows:

	Amortized Cost	Unrealized Gains	Fair Value
As of April 30, 2003
One-year Canadian term deposit	$1,044	$—	$1,044
Municipal bonds	32,552	76	32,628
Auction rate preferred stock	2,000	—	2,000

	$35,596	$76	$35,672

As of January 31, 2003
One-year Canadian term deposit	$986	$—	$986
Municipal bonds	17,961	72	18,033
Auction rate preferred stock	4,000	—	4,000

	$22,947	$72	$23,019

As of April 30, 2002
Municipal bonds	$4,032	$—	$4,032

5. Commitments and Contingencies

On August 12, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (“MXG”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff has requested relief of approximately $8,000, as well as exemplary damages in an unspecified amount. The Company believes the claim is without merit and intends to defend it vigorously.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock Based Employee Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 1995, the FASB issued SFAS No. 123 which established a fair value-based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 123.

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three Months Ended April 30,
	2003	2002
Net income – as reported	$6,393	$4,755
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(475)	(392)

Net income – pro forma	$5,918	$4,363

Net income per common share – basic – as reported	$0.33	$0.27
Net income per common share – basic – pro forma	$0.30	$0.25
Net income per common share – diluted – as reported	$0.32	$0.26
Net income per common share – diluted – pro forma	$0.30	$0.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended April 30,
	2003	2002
Expected life	6.4 years	6.9 years
Risk-free interest rate	3.2%	5.3%
Volatility	58.9%	58.3%
Dividend rate	0%	0%

7. Net Income Per Common Share

The difference between the number of weighted average common shares outstanding used for basic net income per common share and the number used for diluted net income per common share represents the per share effect of dilutive stock options.

Options to purchase 326,750 and 113,300 shares were outstanding as of April 30, 2003 and 2002, respectively, but were not included in the computation of diluted net income per common share as their effect would have been antidilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 95 stores operating under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and two web sites. Net sales from this retail segment accounted for over 95% of total consolidated net sales for the fiscal year ended January 31, 2003. The remainder was derived from a wholesale division that manufactures and distributes apparel to the Company’s retail segment and to approximately 1,100 specialty retailers worldwide.

The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany royalty and interest charges) of the segment. Corporate expenses include expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventory and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets, which are typically not allocated to the segments. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are immaterial.

	Three Months Ended April 30,
	2003	2002
Net sales
Retail operations	$102,738	$89,485
Wholesale operations	4,605	5,562
Intersegment elimination	(315)	(973)

Total net sales	$107,028	$94,074

Income from operations
Retail operations	$11,060	$8,680
Wholesale operations	470	387
Intersegment elimination	(57)	(158)

Total segment operating income	11,473	8,909
General corporate expenses	(813)	(741)

Total income from operations	$10,660	$8,168

	April 30, 2003	January 31, 2003	April 30, 2002
Property and equipment, net
Retail operations	$109,627	$108,106	$105,215
Wholesale operations	779	741	802
Corporate	—	—	1

Total property and equipment, net	$110,406	$108,847	$106,018

Inventories
Retail operations	$51,980	$46,812	$40,947
Wholesale operations	1,759	2,013	1,196

Total inventories	$53,739	$48,825	$42,143

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

From February 1, 2003 through May 30, 2003, we have opened one new Urban Outfitters store and one new Anthropologie store. Management plans to open approximately 18 to 22 additional stores during fiscal 2004.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the fiscal year ended January 31, 2003, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2003. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

The Company’s senior management has reviewed the critical accounting policies and estimates and Management’s Discussion and Analysis regarding them with its audit committee.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of April 30, 2003, January 31, 2003 and April 30, 2002 totaled $53.7 million, $48.8 million and $42.1 million, respectively, representing approximately 18.7%, 17.6% and 17.2% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Net property and equipment as of April 30, 2003, January 31, 2003 and April 30, 2002 totaled $110.4 million, $108.8 million and $106.0 million, respectively, representing 38.5%, 39.2% and 43.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the periods ended April 30, 2003 and April 30, 2002, we had no write-downs of long-lived assets.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. We determine our provision for income taxes based on tax legislation currently in effect. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase the transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense which could have a material adverse effect on our results of operations.

The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2003, January 31, 2003 and April 30, 2002 totaled approximately $12.7 million, $12.7 million and $9.6 million, respectively, representing approximately 4.4%, 4.6% and 3.9% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

RESULTS OF OPERATIONS

The Company’s fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2004 will end on January 31, 2004. This discussion of results of operations addresses the first quarter of fiscal 2004.

The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

	Three Months Ended April 30,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	64.6	65.8

Gross profit	35.4	34.2
Selling, general and administrative expenses	25.4	25.5

Income from operations	10.0	8.7
Other income (expense), net	0.1	(0.2)

Income before income taxes	10.1	8.5
Income tax expense	4.1	3.4

Net income	6.0%	5.1%

THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO

THREE MONTHS ENDED APRIL 30, 2002

Net sales increased by 13.8% during the first quarter ended April 30, 2003 to $107.0 million from $94.1 million for the same quarter last year. The $12.9 million increase over the prior year’s first quarter was the result of noncomparable and new store sales increases of $9.3 million, direct-to-consumer sales increases of $2.4 million, or 34.5%, and comparable store sales increases of $1.5 million, or 1.8%. These increases were offset, in part, by a decline in Free People wholesale sales of $0.3 million. Comparable store sales increased 4.9% for Urban Retail and decreased 2.3% for Anthropologie. The increase in net sales attributable to noncomparable and new stores was the result of opening two new stores during the first quarter of Fiscal 2004 and thirteen new stores in Fiscal 2003 that were noncomparable for the first quarter of Fiscal 2004. Direct-to-consumer sales increased as a result of increased demand, both in dollars per catalog and unique site visits. This increase is attributable to circulation of a new Urban Outfitters catalog, an increase in traffic to the Urban Outfitters web site and a 15.1% increase in Anthropologie’s first quarter catalog circulation. The comparable store sales increase for Urban Retail was principally attributable to an increase in average transaction values related to an increase in average unit selling prices. The comparable stores sales decrease at Anthropologie was attributable to a lower number of transactions, especially during the month of February, and reflects, in part, the difficult comparison to last year’s 27% comparable store sales increase for the corresponding quarter. Thus far during the second quarter of Fiscal 2004, we are experiencing comparable store sales increases in both Urban Retail and Anthropologie Retail.

Our gross profit margin increased to 35.4% of net sales in the first quarter of Fiscal 2004 compared to 34.2% of net sales for the comparable period last year. This increase was primarily due to higher initial margins associated with the continued growth of private label merchandise and improvements in the sourcing of apparel merchandise.

Selling, general and administrative expenses decreased to 25.4% of net sales in the first quarter of Fiscal 2004 compared to 25.5% for the comparable quarter last year. This improvement was generated by controlling selling costs and the leveraging of expenses as a result of the increase in comparable store sales, which more than offset costs associated with the initial circulation of the new Urban Outfitters catalog.

Net income for the quarter ended April 30, 2003 increased by 34.4% to $6.4 million, or $0.32 per diluted common share, compared to $4.8 million, or $0.26 per diluted common share, for the comparable quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $93.3 million at April 30, 2003, as compared to $95.1 million at January 31, 2003 and $78.7 million at April 30, 2002. Increases in cash, cash equivalents and marketable securities since April 30, 2002 were primarily a result of cash provided by operating activities. Our net working capital was $94.8 million at April 30, 2003, as compared to $101.5 million at January 31, 2003 and $91.1 million at April 30, 2002. The decline in net working capital since January 31, 2003 was the result of our investment in marketable securities with a maturity greater than one year from the balance sheet date.

Total inventories at April 30, 2003 increased by 27.5% versus the comparable period end last year, principally attributable to the increase in the number of new retail stores. Comparable store inventories at April 30, 2003 increased by 7.8% versus the comparable period end last year. This increase in comparable store inventories was planned relative to last year’s position where, at April 30, 2002, our stock levels were lower than budgeted due to the 18% comparable store sales gain in the first quarter of Fiscal 2003.

We expect that capital expenditures for the current year will not exceed $40.0 million. The primary uses of cash will be to open new stores and purchase inventories. We believe that existing cash and marketable securities at April 30, 2003, together with future cash from operations and available credit under our line of credit facility, assuming renewal or replacement, will be sufficient to meet our cash needs at least through Fiscal 2006.

On September 11, 2002, we renewed and amended our line of credit facility (the “Line”) with one of our banks. The Line, which renewed and amended our $25.0 million committed line of credit with the bank, is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by our European subsidiaries that is guaranteed by us, as defined in the credit facility. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The agreement subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth and limits our capital expenditures and share repurchases, while prohibiting the payment of cash dividends on our common shares. At April 30, 2003, we were in compliance with all covenants under this facility. As of and during the three months ended April 30, 2003, there were no short-term or long-term borrowings. Outstanding letters of credit totaled $16.1 million at April 30, 2003.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded and depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 on February 1, 2003 did not have an impact on our financial position or results of operations.

Seasonality and Quarterly Results

While we have been profitable in each of our last 53 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While the comparable store sales trend since April 30, 2003 has continued to exceed our plan, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the following types of market risks – fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company’s inventory turn rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of April 30, 2003, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, auction rate preferred stock rated AA or better and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. Within 90 days prior to the filing date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their most recent evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On August 12, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (“MXG”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleges that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff has requested relief of approximately $8.0 million, as well as exemplary damages in an unspecified amount. The Company believes the claim is without merit and intends to defend it vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

99.1	Section 1350 Certification of the Company’s Principal Executive Officer

99.2	Section 1350 Certification of the Company’s Principal Financial Officer

(b) Reports on Form 8-K: No current reports on Form 8-K were filed during the first quarter of Fiscal 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2003

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: June 5, 2003

URBAN OUTFITTERS, INC.

By:	/s/ STEPHEN A. FELDMAN
Stephen A. Feldman Chief Financial Officer

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

By:	/s/ RICHARD A. HAYNE
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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

By:	/s/ STEPHEN A. FELDMAN
Stephen A. Feldman Chief Financial Officer