Form 10-Q
period 2003-07-31
URBAN OUTFITTERS INC
filed 2003-09-12
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Common stock, $0.0001 par value – 19,707,886 shares outstanding on September 5, 2003.

PART I

FINANCIAL INFORMATION

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	July 31, 2003	January 31, 2003	July 31, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,452	$72,127	$68,195
Marketable securities	9,501	7,379	10,575
Accounts receivable, net of allowance for doubtful accounts of $655, $563 and $616, respectively	6,402	3,262	5,333
Inventories	61,467	48,825	51,687
Other current assets	14,917	12,991	7,698

Total current assets	142,739	144,584	143,488
Property and equipment, net	110,993	108,847	106,925
Marketable securities	44,237	15,640	—
Deferred income taxes and other assets	8,868	8,925	7,426

	$306,837	$277,996	$257,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,664	$19,186	$26,062
Other current liabilities	23,172	23,886	19,524

Total current liabilities	49,836	43,072	45,586
Deferred rent and other liabilities	11,047	10,539	9,179

Total liabilities	60,883	53,611	54,765

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 100,000,000 shares authorized; 39,371,172, 38,763,272 and 38,328,672 shares issued and outstanding, respectively	4	4	4
Additional paid-in capital	73,122	67,160	62,931
Retained earnings	172,389	156,529	140,126
Accumulated other comprehensive income	439	692	13

Total shareholders’ equity	245,954	224,385	203,074

	$306,837	$277,996	$257,839

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net sales	$122,879	$101,001	$229,907	$195,075
Cost of sales, including certain buying, distribution and occupancy costs	77,231	65,244	146,326	127,148

Gross profit	45,648	35,757	83,581	67,927
Selling, general and administrative expenses	30,147	25,209	57,420	49,211

Income from operations	15,501	10,548	26,161	18,716
Other income (expense), net	410	(35)	494	(212)

Income before income taxes	15,911	10,513	26,655	18,504
Income tax expense	6,444	4,258	10,795	7,494

Net income	$9,467	$6,255	$15,860	$11,010

Net income per common share:
Basic	$0.24	$0.16	$0.41	$0.30

Diluted	$0.24	$0.16	$0.40	$0.29

Weighted average common shares and common share equivalents outstanding:
Basic	39,097,784	38,317,320	38,962,820	36,745,894

Diluted	40,202,206	39,558,030	39,900,694	37,930,232

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Comprehensive Income (Loss)		Common Shares
	Quarter	Year-to - Date	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 1, 2003			38,763,272	$4	$67,160	$156,529	$692	$224,385
Net income	$9,467	$15,860	—	—	—	15,860	—	15,860
Foreign currency translation	74	(111)	—	—	—	—	(111)	(111)
Unrealized losses on marketable securities, net	(146)	(142)	—	—	—	—	(142)	(142)

Comprehensive income	$9,395	$15,607

Exercise of stock options			607,900	—	4,892	—	—	4,892
Tax effect of exercises			—	—	1,070	—	—	1,070

Balances at July 31, 2003			39,371,172	$4	$73,122	$172,389	$439	$245,954

Balances at February 1, 2002			34,705,772	$4	$17,870	$129,116	$(1,102)	$145,888
Net income	$6,255	$11,010	—	—	—	11,010	—	11,010
Foreign currency translation	760	1,115	—	—	—	—	1,115	1,115

Comprehensive income	$7,015	$12,125

Stock issued for cash, net of issuance costs			3,200,000	—	41,470	—	—	41,470
Exercise of stock options			422,900	—	2,643	—	—	2,643
Tax effect of exercises			—	—	948	—	—	948

Balances at July 31, 2002			38,328,672	$4	$62,931	$140,126	$13	$203,074

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net income	$15,860	$11,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,510	8,609
Tax benefit of stock option exercises	1,070	948
Changes in assets and liabilities:
Increase in accounts receivable	(3,145)	(1,186)
Increase in inventories	(12,674)	(10,465)
(Increase) decrease in prepaid expenses and other assets	(1,953)	996
Increase in accounts payable, deferred rent and other liabilities	5,371	7,123

Net cash provided by operating activities	15,039	17,035

Cash flows from investing activities:
Capital expenditures	(10,353)	(10,932)
Purchases of marketable securities	(56,931)	(10,543)
Sales and maturities of marketable securities	25,608	—

Net cash used in investing activities	(41,676)	(21,475)

Cash flows from financing activities:
Exercise of stock options	4,892	2,643
Issuance of common shares, net of issuance costs	—	41,470

Net cash provided by financing activities	4,892	44,113

Effect of exchange rate changes on cash and cash equivalents	70	271

(Decrease) increase in cash and cash equivalents	(21,675)	39,944
Cash and cash equivalents at beginning of period	72,127	28,251

Cash and cash equivalents at end of period	$50,452	$68,195

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

On August 14, 2003, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend. The additional shares issued as a result of the stock split will be distributed on or about September 19, 2003 to shareholders of record on September 5, 2003. All relevant amounts in the accompanying condensed consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

2.	Recent Accounting Pronouncements

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

3.	Marketable Securities

During all periods presented, marketable securities were classified as available-for-sale and those classified as long-term had maturities within one to four years from the balance sheet date. Proceeds from the sales and maturities of investment securities available-for-sale were $25,608 for the six months ended July 31, 2003. There were no sales or maturities of investment securities for the six months ended July 31, 2002. Net realized gains included in other income were $156 for the six months ended July 31, 2003. There were no net realized gains or losses for the six months ended July 31, 2002.

The amortized cost, net unrealized gains and fair value of available-for-sale securities by major security type and class for all periods presented are as follows:

	Amortized Cost	Unrealized (Loss)Gain	Fair Value
As of July 31, 2003:
Municipal bonds	$49,208	$(70)	$49,138
Auction rate preferred stock	4,600	—	4,600

	$53,808	$(70)	$53,738

As of January 31, 2003:
One-year Canadian term deposit	$986	$—	$986
Municipal bonds	17,961	72	18,033
Auction rate preferred stock	4,000	—	4,000

	$22,947	$72	$23,019

As of July 31, 2002:
Municipal bonds	$10,575	$—	$10,575

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Credit Facility

On September 9, 2003, the Company renewed and amended its line of credit facility (the “Line”). The Line is a one-year $30,000 committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by the Company’s European subsidiaries that is guaranteed by the Company, as defined in the credit facility. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchases and prohibits the payment of cash dividends on the Company’s common shares. At July 31, 2003, the Company was in compliance with all covenants under the Line. As of and during the six months ended July 31, 2003, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit totaled $15,100, $13,300 and $13,400 at July 31, 2003, January 31, 2003 and July 31, 2002, respectively.

5.	Commitments and Contingencies

On August 12, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (the “Trustee”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleged that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff had requested relief of approximately $8,000, as well as exemplary damages in an unspecified amount. The Company settled this complaint with the Trustee on August 15, 2003. The settlement will not have have a material impact on the Company’s financial position or results of operations.

The Company is a party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

6.	Stock Based Employee Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 1995, the FASB issued SFAS No. 123, which established a fair value-based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 123.

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net income—as reported	$9,467	$6,255	$15,860	$11,010
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(735)	(584)	(1,210)	(976)

Net income—pro forma	$8,732	$5,671	$14,650	$10,034

Net income per common share—basic—as reported	$0.24	$0.16	$0.41	$0.30

Net income per common share—basic—pro forma	$0.22	$0.15	$0.38	$0.27

Net income per common share—diluted—as reported	$0.24	$0.16	$0.40	$0.29

Net income per common share—diluted—pro forma	$0.22	$0.14	$0.37	$0.26

7.	Net Income Per Common Share

The difference between the number of weighted average common shares outstanding used for basic net income per common share and the number used for diluted net income per common share represents the effect of dilutive stock options.

In connection with our “weighted average common shares and common share equivalents outstanding” disclosure included on the accompanying unaudited condensed consolidated statements of income, options to purchase 670,000 and 111,000 shares were outstanding in connection with our computation of diluted net income per common share for the three months ended July 31, 2003 and 2002, respectively, but were not included in the computation, as their effect would have been antidilutive. Furthermore, options to purchase 871,000 and 337,000 shares were outstanding in connection with our computation of diluted net income per common share for the six months ended July 31, 2003 and 2002, respectively, but were not included in the computation, as their effect would have been antidilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 98 stores operating under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and two web sites. Net sales from this retail segment accounted for over 95% of total consolidated net sales for the three and six months ended July 31, 2003 and 2002 and the fiscal year ended January 31, 2003. The remainder was derived from a wholesale division that manufactures and distributes apparel to the Company’s retail segment and to approximately 1,100 specialty retailers worldwide.

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

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are immaterial.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net sales
Retail operations	$118,003	$96,266	$220,741	$185,751
Wholesale operations	5,587	5,477	10,192	11,039
Intersegment elimination	(711)	(742)	(1,026)	(1,715)

Total net sales	$122,879	$101,001	$229,907	$195,075

Income from operations
Retail operations	$16,045	$11,063	$27,105	$19,653
Wholesale operations	394	641	864	1,118
Intersegment elimination	(106)	(173)	(163)	(331)

Total segment operating income	16,333	11,531	27,806	20,440
General corporate expenses	(832)	(983)	(1,645)	(1,724)

Total income from operations	$15,501	$10,548	$26,161	$18,716

	July 31, 2003	January 31, 2003	July 31, 2002
Property and equipment, net
Retail operations	$110,187	$108,106	$106,161
Wholesale operations	806	741	763
Corporate	—	—	1

Total property and equipment, net	$110,993	$108,847	$106,925

Inventories
Retail operations	$58,566	$46,812	$47,646
Wholesale operations	2,901	2,013	4,041

Total inventories	$61,467	$48,825	$51,687

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From February 1, 2003 through the date of this report, we have opened one new Urban Outfitters store and four new Anthropologie stores. Management plans to open approximately 13 to 15 additional stores during the remainder of fiscal 2004.

On August 14, 2003, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend. The additional shares issued as a result of the stock split will be distributed on or about September 19, 2003 to shareholders of record on September 5, 2003. All relevant amounts in the condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report have been restated to reflect the stock split for all periods presented.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the fiscal year ended January 31, 2003, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2003. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

The Company’s senior management has reviewed the critical accounting policies and estimates and Management’s Discussion and Analysis regarding them with its audit committee.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and primarily includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of July 31, 2003, January 31, 2003 and July 31, 2002 totaled $61.5 million, $48.8 million and $51.7 million, respectively, representing approximately 20.0%, 17.6% and 20.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the estimated useful life of the leasehold improvements. The life of the leashold improvements are usually established using the applicable store lease term, including our consideration of renewal options. The typical initial lease term for our stores is ten years. Net property and equipment as of July 31, 2003, January 31, 2003 and July 31, 2002 totaled $111.0 million, $108.8 million and $106.9 million, respectively, representing 36.2%, 39.2% and 41.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three and six month periods ended July 31, 2003 and July 31, 2002, we had no write-downs of long-lived assets.

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

The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2003, January 31, 2003 and July 31, 2002 totaled approximately $12.7 million, $12.7 million and $6.8 million, respectively, representing approximately 4.1%, 4.6% and 3.7% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

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

RESULTS OF OPERATIONS

The Company’s fiscal year ends on January 31. All references in this discussion to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2004 will end on January 31, 2004. This discussion of results of operations addresses the second quarter and first six months of fiscal 2004.

The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The following discussion should be read in conjunction with the table that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	62.9	64.6	63.6	65.2

Gross profit	37.1	35.4	36.4	34.8
Selling, general and administrative expenses	24.5	25.0	25.0	25.2

Income from operations	12.6	10.4	11.4	9.6
Other income (expense), net	0.3	—	0.2	(0.1)

Income before income taxes	12.9	10.4	11.6	9.5
Income tax expense	5.2	4.2	4.7	3.8

Net income	7.7%	6.2%	6.9%	5.7%

THREE MONTHS ENDED JULY 31, 2003 COMPARED TO

THREE MONTHS ENDED JULY 31, 2002

Net sales increased by 21.7% during the second quarter ended July 31, 2003 to $122.9 million from $101.0 million for the same quarter last year. The $21.9 million increase over the prior year’s second quarter was the result of noncomparable and new store sales increases of $9.8 million, comparable store sales increases of $9.5 million or 10.8%, and direct-to-consumer sales increases of $2.5 million or 37.2%. These increases also included an increase in Free People wholesale sales of $0.1 million or 2.9%. The increase in net sales attributable to noncomparable and new stores was the result of opening three new stores during the quarter, as well as an additional thirteen new stores during prior periods. Comparable store sales increased 10.2% for Urban Retail and 11.6% for Anthropologie. The comparable store sales increase was principally attributable to an increase in the number of transactions, average transaction values related to an increase in average unit selling prices and number of items per transaction. Direct-to-consumer sales increased as a result of increased demand, both in dollars per catalog and unique site visits. This increase is attributable to circulation of the new Urban Outfitters catalog, an increase in traffic to the Urban Outfitters web site of 42.5% over the same quarter last year, and a 27.8% increase in Anthropologie’s second quarter catalog circulation over the same quarter last year. Thus far during the third quarter of Fiscal 2004, we are experiencing comparable store sales increases significantly in excess of our plan in both Urban Retail and Anthropologie Retail.

Our gross profit margin increased to 37.1% of net sales in the second quarter of Fiscal 2004 compared to 35.4% of net sales for the comparable period last year. This increase was primarily due to higher initial margins associated with the growth of private label merchandise and improvements in the sourcing of apparel merchandise, decreased markdown requirements and the leveraging of occupancy expenses.

Selling, general and administrative expenses decreased to 24.5% of net sales in the second quarter of Fiscal 2004 compared to 25.0% for the comparable quarter last year. This improvement was primarily generated by the leveraging of expenses as a result of the increase in comparable store sales, which more than offset costs associated with the circulation of the new Urban Outfitters catalog.

Net income for the quarter ended July 31, 2003 increased by 51.4% to $9.5 million, or $0.24 per diluted common share, compared to $6.3 million, or $0.16 per diluted common share, for the comparable quarter last year.

SIX MONTHS ENDED JULY 31, 2003 COMPARED TO

SIX MONTHS ENDED JULY 31, 2002

Net sales increased by 17.9% during the six months ended July 31, 2003 to $229.9 million from $195.1 million for the same period last year. The $34.8 million increase over the prior year period was the result of noncomparable and new store sales increases of $19.6 million, comparable store sales increases of $10.5 million or 6.3%, and direct-to-consumer sales increases of $4.9 million or 35.8%. These increases were offset, in part, by a decline in Free People wholesale sales of $0.1 million or 1.7%. The increase in net sales attributable to noncomparable and new stores was the result of opening five new stores during the six months ended July 31, 2003, as well an additional thirteen new stores during prior periods. Comparable store sales increased 7.8% for Urban Retail and 4.5% for Anthropologie. The comparable store sales increase for Urban Retail and Anthropologie was principally attributable to an increase in the number of transactions, average transaction values related to an increase in average unit selling prices and the number of items per transaction. Direct-to-consumer sales increased as a result of increased demand, both in dollars per catalog and unique site visits. This increase is attributable to circulation of the new Urban Outfitters catalog, an increase in traffic to the Urban Outfitters web site of 25.4% over the same period last year, and a 20.0% increase in Anthropologie’s catalog circulation over the same period last year.

Our gross profit margin increased to 36.4% of net sales in the first six months of Fiscal 2004 compared to 34.8% of net sales for the comparable period last year. This increase was primarily due to higher initial margins associated with the continued growth of private label merchandise, improvements in the sourcing of apparel merchandise and the leveraging of occupancy expenses.

Selling, general and administrative expenses decreased to 25.0% of net sales in the first six months of Fiscal 2004 compared to 25.2% for the comparable period last year. This improvement was primarily generated by the leveraging of store-related expenses as a result of the increase in comparable store sales, which more than offset costs associated with the circulation of the new Urban Outfitters catalog.

Net income for the first six months ended July 31, 2003 increased by 44.1% to $15.9 million, or $0.40 per diluted common share, compared to $11.0 million, or $0.29 per diluted common share, for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $104.2 million at July 31, 2003, as compared to $95.1 million at January 31, 2003 and $78.8 million at July 31, 2002. Increases in cash, cash equivalents and marketable securities since July 31, 2002 were primarily a result of cash provided by operating activities. Our net working capital was $92.9 million at July 31, 2003 compared to $101.5 million and $97.9 million at January 31, 2003 and July 31, 2002, respectively. The overall decline in net working capital is primarily due to our investment in marketable securities with a maturity greater than one year from the balance sheet date.

Total inventories at July 31, 2003 increased by 18.9% versus July 31, 2002, principally attributable to the increase in the number of new retail stores. Comparable store inventories at July 31, 2003 increased by 3.7% versus July 31, 2002. This increase in comparable store inventories was planned relative to last year’s position where, at July 31, 2002, our stock levels were lower than budgeted due to the 10.6% comparable store sales gain in the second quarter of Fiscal 2003.

We expect that capital expenditures for the current year will not exceed $40.0 million. The primary uses of cash will be to open new stores and purchase inventories. We believe that existing cash and marketable securities at July 31, 2003, together with future cash from operations and available credit under our line of credit facility will be sufficient to meet our cash needs at least through Fiscal 2006.

On September 9, 2003, the Company renewed and amended its line of credit facility (the “Line”). The Line is a one-year $30 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by the Company’s European subsidiaries that is guaranteed by the Company, as defined in the credit facility. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchases and prohibits the payment of cash dividends on the Company’s common shares. At July 31, 2003, the Company was in compliance with all covenants under the Line. As of and during the six months ended July 31, 2003, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit totaled $15.1 million, $13.3 million and $13.4 million at July 31, 2003, January 31, 2003 and July 31, 2002, respectively.

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

Seasonality and Quarterly Results

While we have been profitable in each of our last 54 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While the comparable store sales trend since July 31, 2003 has continued to significantly exceed our plan, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of July 31, 2003, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, auction rate preferred stock rated AA or better and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On August 12, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (the “Trustee”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. Mr. Hayne and the other individual defendants had served as directors of MXG prior to its institution of bankruptcy proceedings. The claim alleged that payments made by MXG to the Company in connection with the repayment of outstanding promissory notes were fraudulent transfers or voidable preferences, and that Mr. Hayne and the other individuals named in the complaint violated their fiduciary duties as directors of MXG in authorizing the payments. The plaintiff had requested relief of approximately $8 million, as well as exemplary damages in an unspecified amount. The Company settled this complaint with the Trustee on August 15, 2003. The settlement will not have have a material impact on the Company’s financial position or results of operations.

The Company is a party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 3, 2003. At the Annual Meeting, all of the following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

Name	For	Withheld
Richard A. Hayne	15,134,461	3,475,997
Scott A. Belair	15,711,307	2,899,151
Harry S. Cherken, Jr.	18,161,466	448,992
Joel S. Lawson III	18,248,966	361,492
Robert H. Strouse	18,249,166	361,292

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.1*	Third Amendment to Credit Agreement, dated September 9, 2003, between the Company and Wachovia Bank, National Association and JP Morgan Chase Bank.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer

*	Filed herewith.
**	Furnished herewith.

(b) Reports on Form 8-K:

On May 8, 2003, the Company filed a Current Report on Form 8-K under Item 9 (pursuant to Item 12), in which the Company furnished non-public information regarding the Company’s sales for the three month period ended April 30, 2003.

On May 15, 2003, the Company filed a Current Report on Form 8-K under Item 9 (pursuant to Item 12), in which the Company furnished certain non-public information regarding the Company’s earnings for the three month period ended April 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2003

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: September 12, 2003

URBAN OUTFITTERS, INC.

By:	/s/ ROBERT ROSS
Robert Ross Acting Chief Financial Officer