Form 10-Q
period 2003-10-31
URBAN OUTFITTERS INC
filed 2003-12-05
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-22754

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

Common stock, $0.0001 par value—39,640,072 shares outstanding on November 26, 2003.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	October 31, 2003	January 31, 2003	October 31, 2002
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,396	$72,127	$51,555
Marketable securities	21,544	7,379	3,755
Accounts receivable, net of allowance for doubtful accounts of $705, $563 and $658, respectively	6,478	3,262	6,265
Inventories	72,213	48,825	56,518
Other current assets	14,771	12,991	8,940

Total current assets	152,402	144,584	127,033
Property and equipment, net	123,023	108,847	111,841
Marketable securities	48,714	15,640	24,230
Deferred income taxes and other assets	8,863	8,925	9,077

	$333,002	$277,996	$272,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,260	$19,186	$26,214
Other current liabilities	28,004	23,886	23,488

Total current liabilities	59,264	43,072	49,702
Deferred rent and other liabilities	11,190	10,539	9,418

Total liabilities	70,454	53,611	59,120

Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 100,000,000 shares authorized; 39,500,072, 38,763,272 and 38,525,472 shares issued and outstanding, respectively	4	4	4
Additional paid-in capital	75,001	67,160	64,842
Retained earnings	186,476	156,529	148,152
Accumulated other comprehensive income	1,067	692	63

Total shareholders’ equity	262,548	224,385	213,061

	$333,002	$277,996	$272,181

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net sales	$142,331	$110,106	$372,238	$305,181
Cost of sales, including certain buying, distribution and occupancy costs	85,520	70,932	231,846	198,080

Gross profit	56,811	39,174	140,392	107,101
Selling, general and administrative expenses	33,333	26,082	90,753	75,293

Income from operations	23,478	13,092	49,639	31,808
Other income, net	198	397	692	185

Income before income taxes	23,676	13,489	50,331	31,993
Income tax expense	9,589	5,463	20,384	12,957

Net income	$14,087	$8,026	$29,947	$19,036

Net income per common share:
Basic	$0.36	$0.21	$0.77	$0.51

Diluted	$0.35	$0.20	$0.75	$0.50

Weighted average common shares and common share equivalents outstanding:
Basic	39,444,429	38,474,648	39,124,390	37,326,884

Diluted	40,753,913	39,360,882	40,128,649	38,446,094

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share and per share data)

(Unaudited)

	Comprehensive Income (Loss)		Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Quarter	Year-to- Date	Number of Shares	Par Value
Balances at February 1, 2003			38,763,272	$4	$67,160	$156,529	$692	$224,385
Net income	$14,087	$29,947	—	—	—	29,947	—	29,947
Foreign currency translation	563	452	—	—	—	—	452	452
Unrealized gains and (losses) on marketable securities, net	65	(77)	—	—	—	—	(77)	(77)

Comprehensive income	$14,715	$30,322

Exercises of stock options			736,800	—	5,896	—	—	5,896
Tax effect of exercises			—	—	1,945	—	—	1,945

Balances at October 31, 2003			39,500,072	$4	$75,001	$186,476	$1,067	$262,548

Balances at February 1, 2002			34,705,772	$4	$17,870	$129,116	$(1,102)	$145,888
Net income	$8,026	$19,036	—	—	—	19,036		19,036
Foreign currency translation	50	1,165	—	—	—	—	1,165	1,165

Comprehensive income	$8,076	$20,201

Stock issued for cash, net of issuance costs			3,200,000	—	41,546	—	—	41,546
Exercises of stock options			619,700	—	3,819	—	—	3,819
Tax effect of exercises			—	—	1,607	—	—	1,607

Balances at October 31, 2002			38,525,472	$4	$64,842	$148,152	$63	$213,061

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine months ended October 31,
	2003	2002
Cash flows from operating activities:
Net income	$29,947	$19,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,055	13,264
Tax benefit of stock option exercises	1,945	1,607
Changes in assets and liabilities:
Increase in accounts receivable	(3,213)	(2,121)
Increase in inventories	(23,355)	(15,275)
Increase in other assets	(1,709)	(1,909)
Increase in accounts payable, deferred rent and other liabilities	11,926	8,046

Net cash provided by operating activities	31,596	22,648

Cash flows from investing activities:
Capital expenditures	(24,245)	(16,918)
Purchases of marketable securities	(74,056)	(45,209)
Sales and maturities of marketable securities	25,945	17,100

Net cash used in investing activities	(72,356)	(45,027)

Cash flows from financing activities:
Exercise of stock options	5,896	3,819
Issuance of common shares, net of issuance costs	—	41,546

Net cash provided by financing activities	5,896	45,365

Effect of exchange rate changes on cash and cash equivalents	133	318

(Decrease) increase in cash and cash equivalents	(34,731)	23,304
Cash and cash equivalents at beginning of period	72,127	28,251

Cash and cash equivalents at end of period	$37,396	$51,555

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the United States Securities and Exchange Commission on April 28, 2003.

On August 14, 2003, the Company’s Board of Directors authorized a two-for-one split of its common stock in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 19, 2003 to shareholders of record on September 5, 2003. All relevant amounts in the accompanying condensed consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

2.    Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002, although early adoption was encouraged, and is provided in Note 6, Stock Based Employee Compensation. The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148. As such, the Company is not yet able to determine what impact, if any, the adoption of this statement will have on its financial position or results of operations.

3.    Marketable Securities

During all periods presented, marketable securities have been classified as available-for-sale and those classified as long-term had maturities within one to four years from the balance sheet date. Proceeds from the sales and maturities of investment securities available-for-sale were $25,945 and $17,100 for the nine months ended October 31, 2003 and 2002, respectively. Net realized gains included in other income were $132 and $76 for the nine months ended October 31, 2003 and 2002, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost, net unrealized (losses) and gains and fair value of available-for-sale securities, by major security type and class, for all periods presented are as follows:

	Amortized Cost	Unrealized (Loss) Gain	Fair Value
As of October 31, 2003:
Municipal bonds	$65,663	$(5)	$65,658
Auction rate preferred stock	4,600	—	4,600

	$70,263	$(5)	$70,258

As of January 31, 2003:
One-year Canadian term deposit	$986	$—	$986
Municipal bonds	17,961	72	18,033
Auction rate preferred stock	4,000	—	4,000

	$22,947	$72	$23,019

As of October 31, 2002:
Municipal bonds	$23,985	$—	$23,985
Auction rate preferred stock	4,000	—	4,000

	$27,985	$—	$27,985

4.    Credit Facility

On September 9, 2003, the Company renewed and amended its line of credit facility (the “Line”). The Line is a one-year $30,000 committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by the Company’s European subsidiaries that is guaranteed by the Company, as defined in the credit facility. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchases and prohibits the payment of cash dividends on the Company’s common shares. At October 31, 2003, the Company was in compliance with all covenants under the Line. As of and for the nine months ended October 31, 2003, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit totaled approximately $13,335, $13,268 and $11,975 at October 31, 2003, January 31, 2003 and October 31, 2002, respectively.

5.    Commitments and Contingencies

On August 12, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (the “Trustee”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. The Company settled this complaint with the Trustee on August 15, 2003. The settlement did not have have a material impact on the Company’s financial position or results of operations.

The Company is a party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stock Based Employee Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 1995, the FASB issued SFAS No. 123, which established a fair value-based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 123 which requires pro forma disclosure of net income and earnings per share as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for the cost of the Company’s stock-based compensation. As mentioned in Note 2, Recent Accounting Pronouncements, the pro forma disclosure is now required on a quarterly basis.

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net income—as reported	$14,087	$8,026	$29,947	$19,036
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(1,463)	(1,012)	(3,281)	(2,223)

Net income—pro forma	$12,624	$7,014	$26,666	$16,813

Net income per common share—basic—as reported	$0.36	$0.21	$0.77	$0.51

Net income per common share—basic—pro forma	$0.32	$0.18	$0.68	$0.45

Net income per common share—diluted—as reported	$0.35	$0.20	$0.75	$0.50

Net income per common share—diluted—pro forma	$0.31	$0.18	$0.67	$0.44

7.    Net Income Per Common Share

The difference between the number of weighted average common shares outstanding used for basic net income per common share and the number used for diluted net income per common share represents the effect of dilutive stock options.

In connection with our “weighted average common shares and common share equivalents outstanding” disclosure included on the accompanying unaudited condensed consolidated statements of income, options to purchase -0- and 327,900 shares were outstanding in connection with our computation of diluted net income per common share for the three months ended October 31, 2003 and 2002, respectively, but were not included in the computation, as their effect would have been antidilutive. Furthermore, options to purchase 50,000 and 115,000 shares were outstanding in connection with our computation of diluted net income per common share for the nine months ended October 31, 2003 and 2002, respectively, but were not included in the computation, as their effect would have been antidilutive.

8.    Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise through 103 stores operating under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and two web sites. Net sales from this retail segment accounted for over 95% of total consolidated net sales for all periods presented. The remainder was derived from the Free People wholesale division that manufactures and distributes apparel to the Company’s retail segment and to approximately 1,100 specialty retailers worldwide.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. Foreign operations are not material.

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net sales
Retail operations	$137,101	$103,790	$357,842	$289,541
Wholesale operations	5,946	7,122	16,138	18,161
Intersegment elimination	(716)	(806)	(1,742)	(2,521)

Total net sales	$142,331	$110,106	$372,238	$305,181

Income from operations
Retail operations	$23,991	$13,311	$51,096	$32,964
Wholesale operations	376	406	1,240	1,524
Intersegment elimination	(128)	(140)	(291)	(471)

Total segment operating income	24,239	13,577	52,045	34,017
General corporate expenses	(761)	(485)	(2,406)	(2,209)

Total income from operations	$23,478	$13,092	$49,639	$31,808

	October 31, 2003	January 31, 2003	October 31, 2002
Property and equipment, net
Retail operations	$122,146	$108,106	$111,053
Wholesale operations	877	741	788

Total property and equipment, net	$123,023	$108,847	$111,841

Inventories
Retail operations	$70,389	$46,812	$54,450
Wholesale operations	1,824	2,013	2,068

Total inventories	$72,213	$48,825	$56,518

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in filings with the Securities and Exchange Commission. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2004 year will end on January 31, 2004 (“Fiscal 2004”).

From February 1, 2003 through the date of this report, we have opened seven new Urban Outfitters stores and ten new Anthropologie stores. Management plans to open approximately three to four additional stores during the remainder of Fiscal 2004.

On August 14, 2003, our Board of Directors authorized a two-for-one split of its common stock in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 19, 2003 to shareholders of record on September 5, 2003. All relevant amounts in the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report have been restated to reflect the stock split for all periods presented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of net sales and expenses during the reporting period.

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the fiscal year ended January 31, 2003, which are included in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on April 28, 2003. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Our senior management has reviewed our critical accounting policies and estimates and the disclosures in Management’s Discussion and Analysis regarding them with its audit committee.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and primarily includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of October 31, 2003, January 31, 2003 and October 31, 2002 totaled $72.2 million, $48.8 million and $56.5 million, respectively, representing approximately 21.7%, 17.6% and 20.8% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a material impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the estimated useful life of the leasehold improvements. The life of the leasehold improvements is usually established using the applicable store lease term, including our consideration of renewal options. The typical initial lease term for our stores is ten years. Net property and equipment as of October 31, 2003, January 31, 2003 and October 31, 2002 totaled $123.0 million, $108.8 million and $111.8 million, respectively, representing approximately 36.9%, 39.2% and 41.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three and nine month periods ended October 31, 2003 and October 31, 2002, as well as for the year ended January 31, 2003, we had no impairment write-downs of long-lived assets.

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

The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2003, January 31, 2003 and October 31, 2002 totaled approximately $12.7 million, $12.7 million and $11.3 million, respectively, representing approximately 3.8%, 4.6% and 4.2% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

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

RESULTS OF OPERATIONS

This discussion of results of operations addresses the three and nine months ended October 31, 2003. The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The discussion following this table should be read in conjunction with it:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	60.1	64.4	62.3	64.9

Gross profit	39.9	35.6	37.7	35.1
Selling, general and administrative expenses	23.4	23.7	24.4	24.7

Income from operations	16.5	11.9	13.3	10.4
Other income, net	0.1	0.4	0.2	0.1

Income before income taxes	16.6	12.3	13.5	10.5
Income tax expense	6.7	5.0	5.5	4.3

Net income	9.9%	7.3%	8.0%	6.2%

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO

THREE MONTHS ENDED OCTOBER 31, 2002

Net sales increased by 29.3% during the three months ended October 31, 2003 to $142.3 million from $110.1 million for the same quarter last year. The $32.2 million increase over the prior year’s third quarter was the result of comparable store sales increases of $16.0 million or 16.8%, noncomparable and new store sales increases of $13.2 million and direct-to-consumer sales increases of $4.1 million or 47.9%. These increases more than offset a decrease in Free People wholesale sales of $1.1 million or 17.2%.

Comparable sales at our Urban Outfitters and Anthropologie stores increased 15.2% and 19.3%, respectively. These comparable store sales increases were primarily the result of an increase in the number of transactions, as well as an increase in average transaction values related to an increase in average unit selling prices at our Anthropologie stores. The increase in net sales attributable to noncomparable and new stores was the result of opening five new stores during the quarter, and fourteen new stores during prior periods. Direct-to-consumer sales rose as a result of increased demand through our catalogs and websites. This increase was primarily attributable to the circulation of 1.7 million new Urban Outfitters catalogs which helped to generate an 80% increase in traffic to the Urban Outfitters website over the same quarter last year and an increase in customer conversion rates. Anthropologie direct-to-consumer sales increased primarily as a result of an increase in customer response rate. The decrease in sales at the Free People wholesale division was primarily driven by a reduction in off-price sales based on a lower level of seasonal clearance merchandise to liquidate.

Thus far during the fourth quarter of Fiscal 2004, we are continuing to experience significant comparable store sales increases in excess of our plan in both Urban Outfitters and Anthropologie stores.

Our gross profit margin increased to 39.9% of net sales for the third quarter of Fiscal 2004 compared to 35.6% of net sales for the comparable period last year. This increase was primarily due to higher initial margins associated with improved sourcing of our private label apparel, leveraging of occupancy expenses and decreased markdown requirements.

Selling, general and administrative expenses decreased to 23.4% of net sales in the third quarter of Fiscal 2004 compared to 23.7% for the comparable quarter last year. This improvement was primarily generated by the leveraging of expenses as a result of the increase in comparable store sales which more than offset costs associated with the circulation of the new Urban Outfitters catalog and additional store pre-opening expenses generated from a greater number of store openings in the second half of Fiscal 2004 versus the comparable period last year.

Net income for the quarter ended October 31, 2003 increased by 75.5% to $14.1 million, or $0.35 per diluted common share, compared to $8.0 million, or $0.20 per diluted common share, for the comparable quarter last year.

NINE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO

NINE MONTHS ENDED OCTOBER 31, 2002

Net sales increased by 22.0% during the nine months ended October 31, 2003 to $372.2 million from $305.2 million for the same period last year. The $67.0 million increase over the prior year period was the result of comparable store sales increases of $35.8 million or 9.9%, noncomparable and new store sales increases of $23.4 million, and direct-to-consumer sales increases of $9.0 million or 40.4%. These increases more than offset a decrease in Free People wholesale sales of $1.2 million or 7.7%.

Comparable store sales at our Urban Outfitters and Anthropologie stores increased 10.4% and 9.3%, respectively. These comparable store sales increases were primarily the result of an increase in the number of transactions and average transaction values related to an increase in average unit selling prices. The increase in net sales attributable to noncomparable and new stores was the result of opening ten new stores during the nine months ended October 31, 2003, as well an additional thirteen new stores during prior periods. Direct-to-consumer sales rose as a result of increased demand through our catalogs and websites. This increase is attributable to the circulation of 2.6 million new Urban Outfitters catalogs during the nine months ended October 31, 2003, which helped generate an increase in traffic to the Urban Outfitters website of 46.0% over the same period last year and an increase in customer conversion rates. Anthropologie direct-to-consumer sales increased primarily as a result of an 11.4% increase in Anthropologie’s catalog circulation over the same period last year. The decrease in sales at the Free People wholesale division was primarily driven by a reduction in off-price sales based on a lower level of seasonal clearance merchandise to liquidate.

Our gross profit margin increased to 37.7% of net sales in the first nine months of Fiscal 2004 compared to 35.1% of net sales for the comparable period last year. This increase was primarily due to higher initial margins associated with the continued growth of private label merchandise and improvements in the sourcing of private label apparel, the leveraging of occupancy expenses and a decrease in markdown requirements.

Selling, general and administrative expenses decreased to 24.4% of net sales in the first nine months of Fiscal 2004 compared to 24.7% for the comparable period last year. This improvement was primarily generated by the leveraging of store-related expenses as a result of the increase in comparable store sales, which more than offset costs associated with the circulation of the new Urban Outfitters catalog and additional store pre-opening expenses generated from a greater number of stores that will open this fiscal year versus last fiscal year.

Net income for the nine months ended October 31, 2003 increased by 57.3% to $29.9 million, or $0.75 per diluted common share, compared to $19.0 million, or $0.50 per diluted common share, for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $107.7 million as of October 31, 2003, as compared to $95.1 million as of January 31, 2003 and $79.5 million as of October 31, 2002. Increases in cash, cash equivalents and marketable securities since October 31, 2002 were primarily a result of cash provided by operating activities. Our net working capital was $93.1 million as of October 31, 2003 compared to $101.5 million and $77.3 million as of January 31, 2003 and October 31, 2002, respectively. The overall decline in net working capital from January 31, 2003 was primarily due to our investment in non-current marketable securities.

Total inventories as of October 31, 2003 increased by 27.8% versus October 31, 2002, and is primarily attributable to the increase in the number of new retail stores. Comparable store inventories as of October 31, 2003 decreased by 0.9% versus October 31, 2002.

We expect that capital expenditures for the current year will not exceed $40.0 million. The primary uses of cash will be to open new stores and purchase inventories. We believe that existing cash, cash equivalents and marketable securities as of October 31, 2003, together with future cash from operations and available credit under our line of credit facility will be sufficient to meet our cash needs at least through Fiscal 2006.

On September 9, 2003, we renewed and amended our line of credit facility (the “Line”). The Line is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by our European subsidiaries that is guaranteed by us. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchases and prohibits the payment of cash dividends on our common shares. As of October 31, 2003, we were in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2003, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit totaled approximately $13.3 million, $13.3 million and $12.0 million as of October 31, 2003, January 31, 2003 and October 31, 2002, respectively.

OTHER MATTERS

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002, although early adoption was encouraged, and is provided in Note 6, Stock Based Employee Compensation, to the unaudited condensed consolidated financial statements included in Item 1 of this report. We have not completed our evaluation of the alternative methods of transition, and thus have not yet made a determination on whether we will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148. As such, we are not yet able to determine what impact, if any, the adoption of this statement will have on our financial position or results of operations.

Seasonality and Quarterly Results

While we have been profitable in each of our last 55 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. Results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turn rate and our historical ability to pass through the impact of any generalized changes in the cost of goods to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase substantially all our merchandise in U.S. dollars, including a portion of the goods for our stores located in Canada and Europe.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2003, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, auction rate preferred stock rated AA or better and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On August 12, 2002, Edward M. Wolkowitz, Chapter 7 Trustee for MXG Media, Inc. (the “Trustee”), filed a complaint in the U.S. Bankruptcy Court in the Central District of California naming the Company, Richard A. Hayne and two other individuals as defendants. The Company settled this complaint with the Trustee on August 15, 2003. The settlement did not have have a material impact on the Company’s financial position or results of operations.

The Company is a party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

3.2		Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer

32.1	**	Section 1350 Certification of the Company’s Principal Executive Officer

32.2	**	Section 1350 Certification of the Company’s Principal Financial Officer

*	Filed herewith.
**	Furnished herewith.

(b) Reports on Form 8-K:

On August 7, 2003, the Company filed a Current Report on Form 8-K under Item 12, in which the Company furnished non-public information regarding the Company’s sales for the three and six month periods ended July 31, 2003.

On August 14, 2003, the Company filed a Current Report on Form 8-K under Item 12, in which the Company furnished certain non-public information regarding the Company’s earnings for the three and six month periods ended July 31, 2003, and made certain announcements regarding personnel matters and a two-for-one stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2003

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: December 4, 2003

URBAN OUTFITTERS, INC.

By:	/s/ JOHN KYEES
John Kyees Chief Financial Officer