Form 10-K
period 2004-01-31
URBAN OUTFITTERS INC
filed 2004-04-15
CIK 912615

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of July 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $512,632,278.

The number of shares outstanding of the registrant’s common stock on April 9, 2004 was 40,179,171.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Shareholders.

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the Securities and Exchange Commission. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” “the Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries. The Company operates on a fiscal year ending January 31. All references to fiscal years of the Company refer to fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2004 ended on January 31, 2004.

PART I

Item 1.    Business

General

We are an innovative lifestyle merchandising company that operates specialty retail stores under the Urban Outfitters, Anthropologie and Free People brands, as well as a wholesale division under the Free People brand. We have over 30 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbn.com and www.anthropologie.com, and the Urban Outfitters and Anthropologie catalogs. We have achieved compounded annual sales growth of 21% over the past five years, with sales of approximately $548.4 million in fiscal 2004.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the United States Securities and Exchange

Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations web site, www.urbanoutfittersinc.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We will voluntarily provide electronic or paper copies (other than exhibits) of our filings free of charge upon written request. You may also obtain any materials we file with, or furnish to, the SEC on its web site at www.sec.gov.

On August 14, 2003, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 19, 2003 to shareholders of record as of September 5, 2003. All relevant amounts included in this annual report as well as in the accompanying consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

Retail Segment

Urban Outfitters.    Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 10,000 square feet of selling space, and typically carry 30,000 to 35,000 stock keeping units, or SKUs. Our stores are located in large metropolitan areas, select university communities as well as enclosed malls and accommodate our customers’ propensity not only to shop, but also to congregate with their peers. In fiscal 2004, we circulated over three million Urban Outfitters catalogs in an effort to expand our distribution channels and increase brand awareness. Based on an overwhelmingly positive customer response to the catalog, we plan to expand circulation to approximately eight million catalogs during fiscal 2005. As of April 2, 2004, we operated 61 Urban Outfitters stores in the United States, Canada, the United Kingdom and Ireland, as well as the www.urbn.com web site and the Urban Outfitters catalog. Urban Outfitters’ North American and European store sales accounted for approximately 46% and 3% of consolidated net sales, respectively, for fiscal 2004.

Anthropologie.    Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 8,000 square feet of selling space, typically carry 20,000 to 25,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. During fiscal 2004, we circulated over 13.3 million catalogs and plan to expand circulation to more than 15.0 million catalogs during fiscal 2005. As of April 2, 2004, we operated 52 Anthropologie stores in the United States, as well as the www.anthropologie.com web site and the Anthropologie catalog. Anthropologie’s store sales accounted for approximately 39% of consolidated net sales for fiscal 2004.

Free People.    Our Free People retail store primarily offers Free People branded merchandise targeted to young contemporary women. Our first Free People retail store, which opened in November 2002, is located in the Garden State Plaza Mall, located in Paramus, New Jersey, and has begun to accomplish our goal of exposing both our wholesale accounts and retail customers to the full Free

People product assortment and store environment and may ultimately help us in distributing our Free People products in department stores using a shop-within-shops sales model. We successfully implemented this model in a select Marshall Fields and a select Bloomingdale’s store during fiscal 2004. We believe that the shop-within-shops model will allow for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products, further strengthening brand image.

In addition, in order to further develop and support the Free People brand, we plan to open a limited number of additional Free People stores over the next several years, including one to two stores in fiscal 2005. We also plan to test a new Free People web site in fiscal 2005. We expect that our Free People retail stores will average approximately 1,800 square feet of selling space, will typically carry 1,600 SKUs and will be located in upscale malls. As of April 2, 2004, we operated one Free People Retail store in the United States, which accounted for less than 1% of consolidated net sales for fiscal 2004.

Wholesale Segment

Free People began as a wholesale division and was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive pricing in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Urban Outfitters and its own Free People store. Free People currently sells its merchandise primarily under the Free People label, as well as the bdg label. Monitoring the styles and products that are popular with our wholesale customers gives us insight into current fashion trends that help us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City and Los Angeles. Free People wholesale sales accounted for approximately 3% of consolidated net sales for fiscal 2004.

In addition to selling its merchandise to specialty retailers, Free People wholesale also provides production and design services to our retail segment. Free People has its own senior and creative management staff, but shares support services with the retail segment.

Store Environment

We create a unified environment in our stores that establishes an emotional bond with the customer. Every element of the environment is tailored to the aesthetic preferences of our target customers. Through creative design, the existing retail space is modified to incorporate a mosaic of fixtures, finishes and revealed architectural details. In our stores, merchandise is integrated into a variety of creative vignettes and displays designed to offer our customers an entire look at a distinct lifestyle. This dynamic visual merchandising and display technique provides the connection among the grand scale store design, the merchandise and the customer. Essential components of the ambience of each store include playing music that appeals to our target customers, using unique signage and employing a staff that understands and identifies with the target customer.

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

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2004 were in traditional enclosed shopping malls. We believe these Urban Outfitters mall stores have a faster return on investment and are more productive than their non-mall counterparts. We are planning to open the majority of new Urban Outfitters stores in enclosed mall locations in fiscal 2005. Anthropologie stores are typically placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2004 were located in more traditional specialty centers. We also have several Anthropologie stores located in traditional enclosed shopping malls. We plan a similar Anthropologie location expansion strategy in fiscal 2005. Our first Free People retail store was opened in an enclosed shopping mall in fiscal 2003. We expect that our Free People retail stores will average approximately 1,800 selling square feet and will be located in traditional enclosed shopping malls.

Buying Operations

Maintaining a constant flow of fresh, fashionable merchandise for our retail segment is critically important to the on-going performance of our stores and direct-to-consumer operations. We maintain our own buying organizations that select and develop products to satisfy our target customers and that provide us with the appropriate amount of products at the correct time. Merchandise managers supervise several buyers and assistant buyers. These buyers stay in touch with the evolving tastes of their target customers by constantly shopping at the major trade markets, attending national and regional trade shows and staying current with mass media influences, including music, video, film and magazines.

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

Catalogs and Web Sites

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise most of which is also available in our Anthropologie stores. During fiscal 2004, Anthropologie catalog circulation was over 13.3 million. Furthermore, we believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand circulation to more than 15.0 million catalogs during fiscal 2005 and continue to modestly increase the level of catalog circulation over the next few years.

Anthropologie operates an Internet web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Urban Outfitters stores. The circulation of the catalog exceeded three million during fiscal 2004. We believe this catalog has expanded our distribution channels and increased brand awareness. Based on an overwhelmingly positive customer response to the catalog, we plan to expand circulation to approximately eight million catalogs in fiscal 2005.

Urban Outfitters also operates an Internet web site that accepts orders directly from consumers. The web site, www.urbn.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the store. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers as well as helps to support the strength of Urban Outfitters store operations.

We plan to test a new Free People web site during the second half of fiscal 2005. We believe this site will further expose consumers to our Free People product assortment.

Direct-to-consumer sales were approximately 9% of consolidated net sales for fiscal 2004.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2004, we did business with approximately 2,000 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution.    The majority of merchandise purchased by both our retail and our wholesale businesses is shipped directly to our 191,000 square foot distribution center in Lancaster County, Pennsylvania. We own the facility, which has an advanced computerized materials handling system, and is approximately 60 miles from our home offices in Philadelphia. In addition, we are seeking to expand the capacity of our Lancaster County distribution center. Such expansion should be operational in fiscal 2006.

We also utilize a distribution facility in Reno, Nevada operated by a third-party. This facility services our stores in the western United States at a favorable freight cost per unit, and provides faster turnaround from selected vendors. Future expansion of distribution capabilities in the western United States is anticipated due to our growing retail store network. In addition, we utilize a portion of the Toronto Urban Outfitters store as a wholesale distribution facility in Canada, and have a distribution center in Essex, England to service our current and near-term needs for stores in the United Kingdom and Ireland.

Management Information Systems.    Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that we believe meets our processing and reporting requirements and will continue to do so into the foreseeable future. We utilize point-of-sale register systems connected by a frame relay network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for nightly polling of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie and Urban Outfitters catalogs and two retail web sites, maintain separate software systems that manage the merchandise and customer information for the in-house call center order processing and fulfillment functions. To manage its needs, Free People uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems. During fiscal 2004, we began to initiate new plans to enhance our existing systems and achieve greater efficiency within the transactional and analytical processes of our business. We expect these enhancements to improve the following areas: merchandise planning, assortment planning, allocation and replenishment; product sourcing calendar compression; store construction project management; and business analysis. We believe several of these initiatives will be completed, with the related application planned to be in service, during fiscal 2005.

Competition

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that our Urban Outfitters, Anthropologie and Free People stores compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we provide to our target customers. In addition, some of our suppliers offer products directly to consumers.

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

Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have wider distribution than ours. In addition, certain of our wholesale competitors have greater name recognition and financial and other resources than we do.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters,” “Anthropologie,” “Urban Renewal,” “Free People,” “Co-Operative,” “UO & Design,” “Ecote,” “Slant,” “Fink,” “Lucky Penny,” “Nap Time,” “365 Days,” “Stapleford,”

“Character Hero,” “Idra” and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well.

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

Employees

As of January 31, 2004, we employed approximately 4,600 people and approximately 48% of them are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work at Free People wholesale and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the retail segment and the wholesale segment. See Note 11: Segment Reporting in the notes to the Company’s consolidated financial statements for additional information.

Seasonality

Our business is subject to seasonal fluctuations. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results for additional information.

Item 2.    Properties

Our United States based home offices are located in Philadelphia, Pennsylvania and occupy approximately 36,000 square feet at 1809 Walnut Street, immediately adjacent to our Anthropologie store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street. Our direct-to-consumer offices and order processing call center are also located in Philadelphia and occupy approximately 5,600 square feet at 1700 Sansom Street. We also operate additional direct-to-consumer offices at 1701 Walnut Street in Philadelphia which occupy approximately 3,900 square feet. Our home office in the United Kingdom is located in London and occupies approximately 3,200 square feet of space at 24 Great Titchfield Street. Our home offices and call center facilities are leased properties with varying lease term expirations through 2011. We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. We also utilize a distribution facility in Reno, Nevada operated by a third-party. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition. However, we plan to locate and utilize additional space over the next several years to accommodate our growth demands. We are actively seeking alternative expanded office space in order to consolidate our multiple Philadelphia based offices into one location that would also support our growth needs for at least the next five to ten years. We expect to identify a suitable property for this consolidation during fiscal 2005. In addition, we are seeking to expand the capacity of our Lancaster County distribution center. Such expansion should be operational in fiscal 2006.

All of our Urban Outfitters, Anthropologie and Free People stores are leased and are well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet under lease at January 31, 2004, including stores not yet opened, by Urban Outfitters, Anthropologie and Free People was approximately 673,000, 478,000 and 1,800, respectively. The average store selling square feet is approximately 10,000 for Urban Outfitters, approximately 8,000 for Anthropologie and 1,800 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors. The following table shows the location of each of our existing retail stores, listed generally in the order that they were opened:

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION
North America

Philadelphia, PA 110 South 36th Street	Pasadena, CA 139 W. Colorado Blvd.	Lawrence, KS 1013 Massachusetts Street	Orlando, FL 4200 Conroy Road

Cambridge, MA 11 J.F. Kennedy Street	Chicago, IL 935 N. Rush Street	East Lansing, MI 119 E. Grand River Ave.	Irvine, CA 81 Fortune Drive

Philadelphia, PA 1627 Walnut Street	Portland, OR 2320 N.W. Westover Road	Miami, FL 5701 SW 72nd St., #146	Houston, TX 5137 W. Alabama St., #7000

New York, NY 628 Broadway	Austin, TX 2406 Guadalupe Street	Seattle, WA 1507 5th Avenue	Burbank, CA 330 N. San Fernando Blvd.

Washington, DC 3111 M Street, N.W.	Tempe, AZ 545 South Mill Ave.	Tucson, AZ 901 E. University Blvd.	Las Vegas, NV 3930 Las Vegas Blvd.

New York, NY 374 Avenue of the Americas	Houston, TX 2501 University Blvd.	Santa Barbara, CA 624 State Street	Garden City, NY Roosevelt Field Mall #1107A

Madison, WI 604 State Street	Montreal, PQ 1246 Ste. Catherine Street, W.	New York, NY 72nd & Broadway	Denver, CO 3000 E. 1st Ave., Cherry Creek

Ann Arbor, MI 231 S. State Street	Toronto, ON 235 Yonge Street	Evanston, IL 921 Church Street	Santa Cruz, CA 1401 Pacific Avenue

Boston, MA 361 Newbury Street	Miami Beach, FL 653 Collins Avenue	Providence, RI 285 Thayer Street	Miami, FL 19575 Biscayne Blvd., #1655

Minneapolis, MN 3006 Hennepin Ave., S.	Boulder, CO 934 Pearl Street	Dallas, TX 5331 E. Mockingbird Lane

Seattle, WA 401 Broadway, East	Bloomington, IN 530 E. Kirkwood Avenue	New Haven, CT 43 Broadway

Berkeley, CA 2590 Bancroft Way	San Diego, CA 665 Fifth Avenue	Cincinnati, OH 2510 Ohio Avenue	UK and Ireland

Santa Monica, CA 1440 Third Street Promenade	Columbus, OH 1782 N. High Street	New York, NY 526 Avenue of the Americas	London, England 36-38 Kensington High Street

San Francisco, CA 80 Powell Street	New York, NY 162 2nd Avenue	Tampa, FL 1600 E. 8th Avenue, Suite A-121	Dublin, Ireland 4 Cecilia St. & 7th Fownes St.

Costa Mesa, CA 2930 Bristol Street	Los Angeles, CA 7650 Melrose Avenue	King of Prussia, PA 580 Mall Boulevard, #1013	Glasgow, Scotland 157 Buchanan Street

Chicago, IL 2352 N. Clark Street	Burlington, VT 81 Church Street	Atlanta, GA 3393 Peachtree Road, NE	London, England 42-56 Earlham St., 7 Dials Warehouse

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION

Wayne, PA 201 W. Lancaster Ave.	Boston, MA 799 Boylston Street	Minneapolis, MN 4999 France Avenue South	Coral Gables, FL 330 San Lorenzo Avenue

Rockville, MD 11500 Rockville Pike	Chestnut Hill, MA 300 Boylston Street	Houston, TX 4066 Westheimer Road	Edgewater, NJ 43 The Promenade

Westport, CT 1365 Post Road, East	New York, NY 85 Fifth Avenue	Kansas City, MO 531 Nichols Road	Mt. Lebanon, PA 1500 Washington Rd., S. 2201

Greenvale, NY 9 Northern Blvd.	Atlanta, GA 3393 Peachtree Road, N.E.	Columbus, OH 4235 The Strand	Denver, CO 3000 E. 1st Ave., #1134

New York, NY (SoHo) 375 West Broadway	Philadelphia, PA 1801 Walnut Street	Salt Lake City, UT 116 South Rio Grande Street	Richmond, VA 9200 Stony Point Pkwy. #139

Santa Monica, CA 1402 Third Street Promenade	Seattle, WA 1509 Fifth Avenue	Woodcliff Lake, NJ 379 Chestnut Ridge Road	Maple Grove, MN 12413 Elm Creek, Blvd., N.

Newport Beach, CA 823 Newport Center Drive	Tampa, FL 705 S. Dakota Avenue	Los Angeles, CA 6301 W. 3rd Street, Suite J	Pasadena, CA 340 S. Lake Avenue

Chicago, IL 1120 N. State Street	Greenwich, CT 480 W. Putnam Avenue	White Plains, NY 125 Westchester Avenue, #3575	Princeton, NJ 3535 US 1, Market Fair #250

Highland Park, IL 1780 Green Bay Road	San Francisco, CA 880 Market Street	Palo Alto, CA 999 Alma Street	Berkeley, CA 750 Hearst Avenue

Beverly Hills, CA 320 N. Beverly Drive	Scottsdale, AZ 15210 N. Scottsdale Road	San Jose, CA 356 Santana Row	Palm Beach Gardens, FL 3101 PGA Blvd., P-209

Seattle, WA 2520 N.E. University Village, #120	Cincinnati, OH 2643 Edmonson Road	Geneva, IL 122 Commons Drive	Dallas, TX 1030 NorthPark Ctr., C-1-504

Santa Barbara, CA 901 State Street	West Palm Beach, FL 700 South Rosemary Avenue	McLean, VA 1701-M Galleria at Tysons II	Dallas, TX 100 Highland Park Village, #105

Birmingham, MI 214 West Maple Road	Miami Beach, FL 1108 Lincoln Road	Orlando, FL 4200 Conroy Road	Woodmere, OH 28829 Chagrin Blvd., Eton Collection

Free People Store

LOCATION
Paramus, NJ 2132 Garden State Plaza

Free People operates wholesale sales and showroom facilities in New York City and Los Angeles, which are leased through 2004 and 2007, respectively.

Item 3.    Legal Proceedings

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc. in the Superior Court of California for Orange County. The complaint alleges that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. The Company believes the claim is frivolous, without merit and intends to defend it vigorously.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our common shares are traded on the NASDAQ National Market (“NASDAQ”) under the symbol “URBN.” The following table sets forth, for the periods indicated below, the reported high and low sale prices for our common shares as reported on the NASDAQ National Market.

Market Information

	High (1)	Low (1)
Fiscal 2004
Quarter ended April 30, 2003	$15.25	$8.38
Quarter ended July 31, 2003	$20.43	$14.45
Quarter ended October 31, 2003	$34.16	$19.78
Quarter ended January 31, 2004	$42.10	$32.57

Fiscal 2003
Quarter ended April 30, 2002	$16.18	$10.48
Quarter ended July 31, 2002	$18.62	$10.75
Quarter ended October 31, 2002	$15.00	$8.86
Quarter ended January 31, 2003	$14.60	$9.90

(1)	The prices for fiscal 2003 and the quarters ended April 30 and July 31, 2003 have been adjusted to reflect the two-for-one split of our common shares, which was effective September 19, 2003.

Holders

On March 23, 2004, the Company had 8,842 beneficial holders of its common shares.

Dividends

The Company’s current line of credit facility prohibits the payment of cash dividends on its common shares. The Company has not paid any cash dividends since its initial public offering and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated income statement data for the fiscal year and balance sheet data at the fiscal year end for each of the five fiscal years presented below is derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements of the Company, and the related notes thereto, which appear elsewhere in this report.

	Fiscal Year Ended January 31,
	2004	2003	2002	2001	2000
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$548,361	$422,754	$348,958	$295,333	$278,113
Gross profit	213,473	150,791	113,647	95,331	104,654
Income from operations	80,706	45,399	25,498	17,878	37,565
Net income	48,376	27,413	15,007	10,495	18,680
Net income per common share—basic	$1.23	$0.73	$0.44	$0.30	$0.53
Weighted average common shares outstanding—basic	39,267,463	37,776,456	34,537,230	34,514,372	35,063,942
Net income per common share—diluted	$1.20	$0.71	$0.43	$0.30	$0.52
Weighted average common shares outstanding—diluted	40,415,569	38,776,904	34,876,914	34,549,660	35,688,712

Balance Sheet Data:
Working capital	$118,073	$101,512	$41,319	$31,655	$38,006
Total assets	359,595	279,177	195,102	168,716	153,501
Total liabilities	69,465	54,792	49,214	39,104	32,585
Capital lease obligations	$271	$471	$609	$—	$—
Total shareholders’ equity	290,130	224,385	145,888	129,612	120,916

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the Securities and Exchange Commission. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel business. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores. In addition, Urban Outfitters and Anthropologie offer merchandise through our direct-to-consumer operations, which consist of a catalog and web site for each of these brands. Our wholesale segment consists of our Free People wholesale division.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2004 ended on January 31, 2004. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

Retail Stores

As of January 31, 2004, we operated 61 Urban Outfitters stores (“Urban Retail”) of which 55 were located in the United States, 2 in Canada, 2 in the United Kingdom, 1 in Scotland and 1 in Ireland. During fiscal 2004 we opened eight new Urban Retail stores, all of which are located within the United States except for one store, which we opened in London. Urban Retail targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales, accounted for approximately 46% and 3% of consolidated net sales, respectively, for fiscal 2004.

We operated 52 Anthropologie stores as of January 31, 2004, all of which were located in the United States. During fiscal 2004 we opened 13 new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years. Anthropologie’s store sales accounted for approximately 39% of consolidated net sales for fiscal 2004.

Our Free People retail store is located in Paramus, New Jersey and primarily offers Free People branded women’s merchandise targeted to young contemporary women. We plan to open a limited number of additional stores over the next several fiscal years, including one to two stores in fiscal 2005. Free People’s sales accounted for less than 1% of consolidated net sales for fiscal 2004.

We plan to open approximately 24 to 27 stores during fiscal 2005, including one to two new Free People stores. The remaining new stores will be divided approximately evenly between Urban Retail and Anthropologie. Our goal thereafter is to increase net sales 20 to 25% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise most of which is also available in our Anthropologie stores. During fiscal 2004, Anthropologie catalog circulation was over 13.3 million. Furthermore, we believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand circulation to more than 15.0 million catalogs during fiscal 2005 and continue to modestly increase the level of catalog circulation over the next few years.

Anthropologie operates an Internet web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Urban Outfitters stores. The circulation of the catalog exceeded three million during fiscal 2004. We believe this catalog has expanded our distribution channels and increased brand awareness. Based on an overwhelmingly positive customer response to the catalog, we plan to expand circulation to approximately eight million catalogs in fiscal 2005.

Urban Outfitters also operates an Internet web site that accepts orders directly from consumers. The web site, www.urbn.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the store. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers as well as helps to support the strength of Urban Outfitters store operations.

We plan to test a new Free People web site during the second half of fiscal 2005. We believe this site will further expose consumers to our Free People product assortment.

Direct-to-consumer sales were approximately 9% of consolidated net sales for fiscal 2004.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Urban Outfitters and our own Free People store. Free People wholesale sales accounted for approximately 3% of consolidated net sales for fiscal 2004.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Payment for merchandise at our stores, and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card, therefore, our need to collect outstanding accounts receivable is negligible and mainly results from returned checks or unauthorized credit card charges. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of January 31, 2004 and January 31, 2003 totaled $63.2 million and $50.0 million, respectively, representing 17.6% and 17.9% of total assets. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements as well as furniture and fixtures and are included in the “Property and Equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over five years. Net property and equipment as of January 31, 2004 and January 31, 2003 totaled $121.9 million and $108.8 million, respectively, representing 33.9% and 39.0% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2004, 2003 and 2002, we had no write-downs of long-lived assets.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. We determine our provision for income taxes based on tax legislation currently in effect. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase the transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense, which could have a material adverse effect on our results of operations. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of January 31, 2004 and January 31, 2003 totaled $13.8 million and $12.7 million, respectively, representing 3.8% and 4.5% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations.

We have valuation allowances of $2.1 million as of January 31, 2004 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries and capital loss carryforwards. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions or to realize off-setting capital gains becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts the valuation allowances if required.

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

Results of Operations

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period.

	Fiscal Year Ended January 31,
	2004	2003	2002
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	61.1	64.3	67.4

Gross profit	38.9	35.7	32.6
Selling, general and administrative expenses	24.2	25.0	25.3

Income from operations	14.7	10.7	7.3
Other income (expense), net	0.1	0.2	(0.1)

Income before income taxes	14.8	10.9	7.2
Income tax expense	6.0	4.4	2.9

Net income	8.8%	6.5%	4.3%

Period over Period Change:
Net sales	29.7%	21.1%	18.2%
Gross profit	41.6%	32.7%	19.2%
Income from operations	77.8%	78.0%	42.6%
Net income	76.5%	82.7%	43.0%

Fiscal 2004 Compared to Fiscal 2003

Net sales in fiscal 2004 increased by 29.7% to $548.4 million from $422.8 million in the prior fiscal year. The $125.6 million increase was primarily attributable to a $126.1 million, or 31.2% increase, in retail segment sales, offset in part by a slight decline in Free People wholesale sales of $0.5 million, excluding sales to Urban Retail, Anthropologie and Free People retail operations. The growth in our retail segment during fiscal 2004 was driven by a $61.6 million increase in noncomparable and new store net sales, a $45.1 million or 12.9% increase in comparable store sales and an increase in direct-to-consumer sales of $19.4 million or 61.1%. The increase in comparable store net sales was comprised of a 13.1% increase for Urban Retail and a 12.6% increase for Anthropologie.

The increase in net sales attributable to noncomparable and new stores was the result of opening 21 new stores in fiscal 2004 and 13 new stores in fiscal 2003 that are considered noncomparable during fiscal 2004. Comparable store net sales increases were principally the result of an increase in the number of transactions and average sales prices resulting from higher initial markons and a lower proportion of markdowns. Comparable store sales continue to significantly exceed our plan, thus far during fiscal 2005. Direct-to-consumer net sales increased over the prior year primarily due to additional customer response related to the initial circulation of three million new Urban Outfitters catalogs and increased traffic to the Urban Outfitters web site. Anthropologie also contributed to the direct-to-consumer net sales growth by increasing circulation of the Anthropologie catalog to approximately 13.3 million catalogs, including a new “Winter Essentials” catalog, increased traffic to the Anthropologie web site, and an improvement in the average order value.

Gross profit margins increased to 38.9% of net sales in fiscal 2004 compared to 35.7% of net sales in fiscal 2003. Improvements to initial margins due to better sourcing and a reduction in markdown requirements accounted for the majority of the increase. Total inventories at January 31, 2004 increased by 29.5%, including an increase in comparable store inventories of 0.3%, primarily related to the acquisition of inventory to stock new retail stores. We anticipate making similar investments in connection with new store openings in fiscal 2005.

Selling, general and administrative expenses decreased to 24.2% of net sales for fiscal 2004 versus 25.0% of net sales for fiscal 2003. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in the comparable store sales and leveraging of fixed expenses.

Accordingly, our operating margins increased to 14.7% of net sales for fiscal 2004 compared to 10.7% of net sales for fiscal 2003.

Our effective tax rate of 40.5% remained the same for fiscal 2004 compared to fiscal 2003. See Note 7 to our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2003 Compared to Fiscal 2002

Net sales in fiscal 2003 increased by 21.1% to $422.8 million from $349.0 million in fiscal 2002. The $73.8 million increase was primarily attributable to a $73.9 million, or 22.4% increase, in retail segment sales, offset in part by a slight decline in Free People wholesale sales of $0.1 million, excluding sales to Urban Retail, Anthropologie and Free People retail operations. Noncomparable and new store net sales increases of $41.3 million, comparable store net sales increases of $25.7 million or 9.1%, and direct-to-consumer net sales increases of $6.9 million or 27.9% accounted for the retail segment increase. The increase in comparable store net sales was comprised of a 7.1% increase for Urban Retail and a 12.3% increase for Anthropologie.

The increase in net sales attributable to noncomparable and new stores was the result of opening 13 new stores in fiscal 2003 and 12 new stores in fiscal 2002 that are considered noncomparable in fiscal 2003. Comparable store net sales increases were principally the result of an increase in the number of transactions and average sales price resulting from higher initial markons and a lower proportion of markdowns, which more than offset a decrease in the number of items purchased per transaction. Direct-to-consumer net sales increased over the prior year primarily due to an increase in the average catalog and web order value and additional customer response related to an increase in catalog circulation for Anthropologie, including a new “Summer Essentials” catalog. The Urban Retail web site also contributed to the direct-to-consumer net sales increase as a result of increased site traffic and an improvement in average order value.

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

Our effective tax rate of 40.5% remained the same for fiscal 2003 compared to fiscal 2002. See Note 7 to our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $139.5 million as of January 31, 2004 as compared to $95.1 million as of January 31, 2003 and $28.3 million as of January 31, 2002. Increases in cash, cash equivalents and marketable securities since January 31, 2003 were primarily a result of cash provided by operating activities.

In April 2002, we completed a public offering of 3.2 million shares of our common stock at a price of $14.00 per share. We received net proceeds of approximately $41.5 million from the offering. In conjunction with the offering, certain selling shareholders exercised options, which resulted in additional cash proceeds of approximately $1.5 million.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations and the proceeds generated from the public offering of our common shares. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our United Kingdom and Ireland subsidiaries. We expect to increase the level of capital expenditures in support of our goal of expanding our store base by approximately 20% per annum. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, assuming renewal or replacement, are expected to fund such expansion-related uses of cash at least through fiscal 2007.

On September 9, 2003, we renewed and amended our line of credit facility (the “Line”). The Line is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchase and prohibits the payment of cash dividends on our common shares. As of January 31, 2004, we were in compliance with all covenants under the Line. As of and during the twelve months ended January 31, 2004, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $14.6 million as of January 31, 2004. The available borrowing under the Line was $15.4 million as of January 31, 2004.

Based on fiscal 2004 operating trends and the operating model that management has planned for fiscal 2005, we do not believe it will be necessary to borrow short-term or long-term funds during fiscal 2005.

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

Contractual Obligations (1)

Description	Total Obligations	Payments Due by Period (in thousands)
		Less Than One Year	One to Three Years	Four to Five Years	More than Five Years
Operating leases (2)	$407,801	$46,732	$94,169	$86,199	$180,701
Capital lease (3)	271	211	60	—	—

Total contractual obligations	$408,072	$46,943	$94,229	$86,199	$180,701

(1)	Excludes purchase orders for merchandise and supplies in the normal course of business, which are liquidated within 12 months.
(2)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are seven locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected. Total rent expense related to these seven locations was approximately $942,000 for fiscal 2004. The Urban Outfitters at Covent Gardens (London, UK) has rent defined for only five years, although the lease is for a period of 15 years, with minimum rent subject to review every five years. Included in the table above is an estimate of our rent obligation on this property for the remaining 10 years of the lease based upon our rent obligation for the first 5 years. Amounts noted above include commitments for 19 executed leases for stores not opened as of January 31, 2004.
(3)	As of January 31, 2002, the Company entered into a capital lease for computer equipment with a cost of approximately $609,000, which was recorded in the first quarter of fiscal 2003 upon receipt of the related equipment in accordance with the contract. The lease provides for the payment of interest as well as principal.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Line of credit (1)	$14,577	$14,577	$—	$—	$—
Standby letters of credit	20	20	—	—	—

Total commercial commitments	$14,597	$14,597	$—	$—	$—

(1)	Consists solely of outstanding letter of credit commitments in connection with inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three years ended January 31, 2004, we were not party to any off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS No. 150 must be classified as liabilities within our Consolidated Financial Statements and be reported at settlement date value. The provisions of SFAS No. 150 are effective for (i) instruments entered into or modified after May 31, 2003, and (ii) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FASB Staff Position 150-3 (“FSP 150-3”), the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150. The adoption of SFAS No. 150, as modified by FSP 150-3, had no impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. It also specifies when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In

December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN-46R”). FIN 46R, among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not have any interest in any entity that requires disclosure or consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the quarterly disclosure requirements of SFAS No. 148; however, we continue to account for our stock-based compensation based upon the guidance of SFAS No. 123, which allows us to measure stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We will continue to consider alternative methods as future pronouncements are issued by the FASB.

In November 2002, the FASB issued Interpretation No. (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have a material effect on our financial position or results of operations.

Seasonality and Quarterly Results

While we have been profitable in each of our last 56 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations.

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

	Fiscal 2004 Quarter Ended
	April 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004
	(dollars in thousands, except per share data)
Net sales	$107,028	$122,879	$142,331	$176,123
Gross profit	37,933	45,648	56,811	73,081
Net income	6,393	9,467	14,087	18,429
Net income per common share—basic	0.17	0.24	0.36	0.46
Net income per common share—diluted	0.16	0.24	0.35	0.45

As a Percentage of Fiscal Year:
Net sales	20%	22%	26%	32%
Net income	13%	20%	29%	38%

	Fiscal 2003 Quarter Ended
	April 30, 2002	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003
	(dollars in thousands, except per share data)
Net sales	$94,074	$101,001	$110,106	$117,573
Gross profit	32,170	35,757	39,174	43,690
Net income	4,755	6,255	8,026	8,377
Net income per common share—basic	0.14	0.16	0.21	0.22
Net income per common share—diluted	0.13	0.16	0.20	0.21

As a Percentage of Fiscal Year:
Net sales	22%	24%	26%	28%
Net income	17%	23%	29%	31%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company’s inventory turnover rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2004, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate instruments rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results of Operations and from pages F-1 through F-24.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 19, 2002, the Company dismissed Arthur Andersen LLP (“Andersen”) as the principal accountant for the Company and its subsidiaries. For neither of the two years preceding its dismissal had the former principal accountant’s reports on the Company’s financial statements contained an adverse opinion or a disclaimer of opinion, nor had its opinion been qualified or modified as to uncertainty, audit scope or accounting principles. The Company’s decision to dismiss its former principal accountant was recommended by the Audit Committee of the Board of Directors of the Company and was approved by the Board of Directors. During the periods in which Andersen was the principal accountant for the Company, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements. In addition, during Andersen’s tenure, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

In connection with the Company’s Current Report on Form 8-K filed June 21, 2002, the Company provided Arthur Andersen LLP with a copy of the foregoing disclosures.

On July 23, 2002, the Company engaged KPMG LLP to serve as the Company’s independent public accountant. The appointment of KPMG LLP was effective immediately. The decision to engage KPMG LLP was recommended by the Audit Committee of the Board of Directors of the Company and was approved by the Board of Directors.

During the fiscal year ended January 31, 2002 and through July 23, 2002, the Company did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matters or reportable events as set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K.

In connection with the Company’s Current Report on Form 8-K filed July 24, 2002, the Company provided KPMG LLP with a copy of the foregoing disclosures relating to its engagement as the Company’s independent public accountant.

Item 9A.    Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	56	Chairman of the Board of Directors and President
John E. Kyees	56	Chief Financial Officer
Glen A. Bodzy	51	General Counsel and Secretary
Glen T. Senk	47	President, Anthropologie, Inc.
Tedford G. Marlow	52	President, Urban Outfitters Retail Division
Robert Ross	35	Controller
Freeman M. Zausner	56	Chief Administrative Officer
Scott A. Belair (1)(2)(3)	56	Director
Harry S. Cherken, Jr.	54	Director
Joel S. Lawson III (1)(2)(3)	56	Director
Robert H. Strouse (1)(2)	55	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since our incorporation in 1976.

Mr. Kyees joined Urban Outfitters in November 2003. He is a 30-year veteran in the retail industry with Chief Financial Officer (“CFO”) roles at several retailers. Most recently John was CFO and Chief Administrative Officer for bebe stores, Inc., a 185-store retailer headquartered in San Francisco, from March 2002 through November 2003. Prior to joining bebe, John served as CFO for Skinmarket, a startup teenage cosmetic retailer from March 2000 through March 2002. John was also CFO for HC Holdings from December 1997 through March 2000. HC Holdings filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code during January 2000. From May 1997 through December 1997, John was CFO for Ashley Stewart and from November 1984 through January 1997 John was CFO for Express, which is a division of The Limited Brands, Inc.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Senk has served as President of Anthropologie, Inc. since April 1994. Mr. Senk was named Executive Vice President of Urban Outfitters, Inc. in May 2002, and assumed responsibility for the Company’s Free People division in May 2003. Prior to joining the Company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England. Mr. Senk began his retail career at Bloomingdale’s, where he served in a variety of roles including Managing Director of Bloomingdale’s By Mail.

Mr. Marlow has served as President of the Urban Outfitters Retail Division since joining the Company in July 2001. Prior to joining the Company, for the period from September 2000 to July 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development, Production and Marketing at Chicos FAS, Inc. Previously, he was Senior Vice President at Saks Fifth Avenue from November 1998 to September 2000, where he was responsible for all Saks Fifth Avenue private brand product development. From January 1995 to November 1998, Mr. Marlow served as President and Chief Executive Officer of Henri Bendel, a division of The Limited Brands, Inc.

Mr. Ross joined Urban Outfitters in October 1997. He assumed responsibility for the Controller position in early 1999. Prior to joining the Company, Mr. Ross had been the Controller for American Appliance, Inc., a northeast regional appliance retail chain. Previous to his 10-year tenure in the retail industry, Mr. Ross worked in the public accounting sector, audit and advisory services. Mr. Ross obtained his CPA license in 1994.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management 1998 and it’s Secretary in 1990, respectively. Mr. Zausner retired from the Company in 1996.

Mr. Belair co-founded Urban Outfitters in 1970 and has been a director since its incorporation in 1976. He has served as Principal of The ZAC Group, a financial advisory firm, during the last fourteen years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc.

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and served as a Managing Partner of that firm from February 1996 to January 2000.

Mr. Lawson, a director since 1985, has, since November 2001, been an independent consultant. From November 2001 until November 2003, he also served as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly owned subsidiary of FleetBoston Financial Corporation in March 2001.

Mr. Strouse, a director since 2002, has, since 1998, been Chief Operating Officer of The AMC Group, L.P., a company that oversees a diversified group of industrial, service and real estate businesses.

Code of Ethics

We have adopted a code of conduct and ethics, applicable to all employees, officers and directors of the Company, that provides an ethical and legal framework for business practices and conduct to which such persons must adhere. Any waivers to the code will be disclosed in a Current Report on Form 8-K. A copy of this code will be available on our website in the near future at www.urbanoutfittersinc.com or you may request a copy in writing addressed to: Investor Relations, Urban Outfitters, Inc., 1809 Walnut Street, Philadelphia, PA 19103.

Section 16(a)    Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Consolidated Financial Statements filed herewith are listed in the accompanying index on page F-1.

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.
3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.
10.1	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10.2	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.
10.3	2000 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.
10.4	Credit Agreement, dated September 12, 2001, between the Company and First Union National Bank is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001.
10.5	First Amendment to Credit Agreement and Guarantee Agreement, dated September 11, 2002, between the Company and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002.
10.6	Second Amendment to Credit Agreement, dated November 15, 2002, between the Company and Wachovia Bank, National Association and JPMorgan Chase Bank is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002.
10.7	Third Amendment to Credit Agreement, dated September 9, 2003, between the Company and Wachovia Bank, National Association and JP Morgan Chase Bank is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report in Form 10-Q for the quarterly period ended July 31, 2003.
10.8*	Urban Outfitters 2004 Stock Incentive Plan.

Exhibit Number	Description
14.1*	Code of Conduct and Ethics.
16.1	Letter dated June 20, 2002, from Arthur Andersen LLP is incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K filed on June 21, 2002.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
23.2*	Statement Regarding Consent of Arthur Andersen LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.
32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

(b)    Reports on Form 8-K:

On November 6, 2003, the Company filed a Current Report on Form 8-K under Item 12, in which the Company furnished non-public information regarding the Company’s sales for the three and nine months ended October 31, 2003.

On November 13, 2003, the Company filed a Current Report on Form 8-K under Item 12, in which the Company furnished non-public information regarding the Company’s earnings for the three and nine months ended October 31, 2003.

On January 8, 2004, the Company filed a Current Report on Form 8-K under Item 12, in which the Company furnished non-public information regarding the Company’s sales for the two-month holiday selling season ending December 31, 2003.

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

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, President and Director	April 15, 2004

/s/ JOHN E. KYEES John E. Kyees (Principal Financial Officer)	Chief Financial Officer	April 15, 2004

/s/ ROBERT ROSS Robert Ross (Controller)	Controller	April 15, 2004

Scott A. Belair	Director

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 15, 2004

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 15, 2004

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 15, 2004

URBAN OUTFITTERS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and the Board of Directors

of Urban Outfitters, Inc.:

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Urban Outfitters, Inc. and subsidiaries for the year ended January 31, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 2 to the consolidated financial statements, in their report dated March 6, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Urban Outfitters, Inc. and subsidiaries for the year ended January 31, 2002 were audited by other auditors who have ceased operations. As described in Note 2, all share and per share data have been restated to reflect a 2-for-1 stock split. We audited the adjustments that were applied to restate the share and per share data related to the January 31, 2002 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the January 31, 2002 consolidated financial statements of Urban Outfitters, Inc. and subsidiaries other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the January 31, 2002 consolidated financial statements taken as a whole.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 12, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP (“Andersen”) in connection with the Company’s filing on Form 10-K for the fiscal year ended January 31, 2002. This audit report has not been reissued by Andersen nor has Andersen provided a consent to the inclusion of its report in this annual report on Form 10-K. The consolidated balance sheets as of January 31, 2002 and 2001 and the consolidated statements of income, shareholders’ equity and cash flows for the years ended January 31, 2001 and 2000 have not been included in the accompanying financial statements. For further discussion, see Exhibit 23.2 to this Form 10-K.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

March 6, 2002

URBAN OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$67,194	$72,127
Marketable securities	19,979	7,379
Accounts receivable, net of allowance for doubtful accounts of $651 and $563, respectively	6,711	3,262
Inventories	63,247	50,006
Prepaid expenses and other current assets	13,872	8,633
Deferred taxes	4,832	4,358

Total current assets	175,835	145,765

Property and equipment, net	121,919	108,847
Marketable securities	52,315	15,640
Deferred income taxes and other assets	9,526	8,925

	$359,595	$279,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,353	$19,186
Accrued compensation	7,756	5,197
Accrued expenses and other current liabilities	22,653	19,870

Total current liabilities	57,762	44,253
Deferred rent and other liabilities	11,703	10,539

Total liabilities	69,465	54,792

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 50,000,000 shares authorized, 39,888,271 and 38,763,272 issued and outstanding, respectively	4	4
Additional paid-in capital	83,283	67,160
Retained earnings	204,905	156,529
Accumulated other comprehensive income	1,938	692

Total shareholders’ equity	290,130	224,385

	$359,595	$279,177

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2004	2003	2002
Net sales	$548,361	$422,754	$348,958
Cost of sales, including certain buying, distribution and occupancy costs	334,888	271,963	235,311

Gross profit	213,473	150,791	113,647
Selling, general and administrative expenses	132,767	105,392	88,149

Income from operations	80,706	45,399	25,498
Interest income	1,524	1,497	318
Other expenses, net	(926)	(823)	(594)

Income before income taxes	81,304	46,073	25,222
Income tax expense	32,928	18,660	10,215

Net income	$48,376	$27,413	$15,007

Net income per common share:
Basic	$1.23	$0.73	$0.44

Diluted	$1.20	$0.71	$0.43

Weighted average common shares outstanding:
Basic	39,267,463	37,776,456	34,537,230

Diluted	40,415,569	38,776,904	34,876,914

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Comprehensive Income (Loss)	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Par Value
Balances as of February 1, 2001		34,506,972	$4	$16,266	$114,109	$(767)	$129,612
Net income	$15,007	—	—	—	15,007	—	15,007
Foreign currency translation	(360)	—	—	—	—	(360)	(360)
Unrealized gains on marketable securities, net	25	—	—	—	—	25	25

Comprehensive income	$14,672

Exercise of stock options		198,800	—	1,281	—	—	1,281
Tax effect of exercises		—	—	323	—	—	323

Balances as of January 31, 2002		34,705,772	4	17,870	129,116	(1,102)	145,888
Net income	$27,413	—	—	—	27,413	—	27,413
Foreign currency translation	1,722	—	—	—	—	1,722	1,722
Unrealized gains on marketable securities, net	72	—	—	—	—	72	72

Comprehensive income	$29,207

Stock issued for cash, net of issuance costs		3,200,000	—	41,546	—	—	41,546
Exercise of stock options		857,500	—	5,496	—	—	5,496
Tax effect of exercises		—	—	2,248	—	—	2,248

Balances as of January 31, 2003		38,763,272	4	67,160	156,529	692	224,385
Net income	$48,376	—	—	—	48,376	—	48,376
Foreign currency translation	1,338	—	—	—	—	1,338	1,338
Unrealized losses on marketable securities, net	(92)	—	—	—	—	(92)	(92)

Comprehensive income	$49,622

Exercise of stock options		1,124,999	—	8,542	—	—	8,542
Tax effect of exercises		—	—	7,581	—	—	7,581

Balances as of January 31, 2004		39,888,271	$4	$83,283	$204,905	$1,938	$290,130

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$48,376	$27,413	$15,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,415	18,208	15,462
Provision for deferred income taxes	(1,132)	(3,079)	(1,274)
Tax benefit of stock option exercises	7,581	2,248	323
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,437)	887	(691)
Increase in inventories	(13,125)	(8,735)	(6,348)
(Increase) decrease in prepaid expenses and other assets	(5,148)	(2,718)	1,120
Increase in accounts payable, accrued expenses and other liabilities	14,247	7,567	9,141

Net cash provided by operating activities	69,777	41,791	32,740

Cash flows from investing activities:
Capital expenditures	(33,079)	(22,247)	(22,309)
Purchases of marketable securities	(87,322)	(43,585)	—
Sales of marketable securities	36,751	20,230	307

Net cash used in investing activities	(83,650)	(45,602)	(22,002)

Cash flows from financing activities:
Exercise of stock options	8,542	5,496	1,281
Issuance of common shares, net of issuance costs	—	41,546	—

Net cash provided by financing activities	8,542	47,042	1,281

Effect of exchange rate changes on cash and cash equivalents	398	645	(54)

(Decrease) increase in cash and cash equivalents	(4,933)	43,876	11,965
Cash and cash equivalents at beginning of period	72,127	28,251	16,286

Cash and cash equivalents at end of period	$67,194	$72,127	$28,251

Supplemental cash flow information:
Cash paid during the year for:
Interest	$152	$31	$—

Income taxes	$28,003	$20,146	$9,417

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, two catalogs and two web sites. As of January 31, 2004 and 2003, the Company operated 114 and 93 stores, respectively. Stores located in the United States totaled 108 as of January 31, 2004 and 88 as of January 31, 2003, while operations in Europe and Canada included six stores and five stores as of the same respective dates. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,100 better specialty retailers worldwide.

2.	Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2004 ended on January 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Urban Outfitters, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

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

Stock Split

On August 14, 2003, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 19, 2003 to shareholders of record as of September 5, 2003. All relevant amounts in the accompanying consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2004 and 2003, cash and cash equivalents included cash on hand, cash in banks, money market accounts and certain auction rate instruments.

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Marketable securities as of January 31, 2004 and 2003 were classified as available-for-sale.

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and primarily includes the cost of merchandise and freight. As of January 31, 2004 and 2003, the amount of finished goods included in inventories was $63,038 and $49,648 respectively. In addition, the amount of work-in-process included in inventories was $209 and $358, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over five years for furniture and fixtures, the lesser of the lease term or useful life for leasehold improvements, three to ten years for other operating equipment and thirty-nine years for the building.

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2004.

Deferred Rent

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid is recorded as deferred rent.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $1,950 and $967 as of January 31, 2004 and 2003, respectively. Advertising expenses were $11,165, $9,806 and $8,141 for fiscal 2004, 2003 and 2002, respectively.

Start-up Costs

The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2004, 2003 and 2002, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated United States federal income tax return.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised (see Note 9).

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (see Note 8). In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which established a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123.

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have been decreased to the following pro forma amounts:

	Fiscal Year Ended January 31,
	2004	2003	2002
Net income—as reported	$48,376	$27,413	$15,007
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4,528)	(1,426)	(1,396)

Net income—pro forma	$43,848	$25,987	$13,611

Net income per common share—basic—as reported	$1.23	$0.73	$0.44

Net income per common share—basic—pro forma	$1.12	$0.69	$0.40

Net income per common share—diluted—as reported	$1.20	$0.71	$0.43

Net income per common share—diluted—pro forma	$1.08	$0.67	$0.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Expected life	6.4 years	6.6 years	6.5 years
Risk-free interest rate	2.8%	4.8%	5.2%
Volatility	56.7%	58.5%	55.4%
Dividend rate	0%	0%	0%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments and unrealized gains (losses) on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. As of January 31, 2004, 2003 and 2002, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments of $1,958, $620 and ($1,102), respectively and unrealized (losses) and gains on marketable securities of $(20), $72 and $0, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses are included in operating results and were not material in fiscal 2004, 2003 or 2002.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution. Receivables with third party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both liabilities and equity. Instruments within the scope of SFAS No. 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. The provisions of SFAS No. 150 are effective for (i) instruments entered into or modified after May 31, 2003, and (ii) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FASB Staff Position 150-3 (“FSP 150-3”), the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150. The adoption of SFAS No. 150, as modified by FSP 150-3, had no impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. It also specifies when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN-46R”). FIN 46R, among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not have any interest in any entity that requires disclosure or consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the quarterly disclosure requirements of SFAS No. 148; however, we continue to account for our stock-based compensation based upon the guidance of SFAS No. 123, which allows us to measure stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company will continue to consider alternative methods as future pronouncements are issued by the FASB.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have a material effect on our financial position or results of operations.

3.	Marketable Securities

The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of January 31, 2004 and 2003 were as follows:

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
As of January 31, 2004
Municipal bonds:
Maturing in less than one year	$11,567	$12	$11,579
Maturing after one year through four years	45,347	(32)	45,315

	56,914	(20)	56,894

Auction rate instruments:
Maturing in less than one year	8,400	—	8,400
Maturing after one year through four years	7,000	—	7,000

	15,400	—	15,400

	$72,314	$(20)	$72,294

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
As of January 31, 2003
One-year Canadian term deposit	$986	$—	$986
Municipal bonds:
Maturing in less than one year	4,300	93	4,393
Maturing after one year through four years	13,661	(21)	13,640

	18,947	72	19,019

Auction rate instruments:
Maturing in less than one year	2,000	—	2,000
Maturing after one year through four years	2,000	—	2,000

	4,000	—	4,000

	$22,947	$72	$23,019

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the sales of available-for-sale securities were $36,751, $20,230 and $307 in fiscal 2004, 2003 and 2002, respectively. Gross realized gains included in other income in fiscal 2004 and 2003 were $190 and $311, respectively. There were no gross realized gains included in other income for fiscal 2002.

4.	Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2004	2003
Land	$543	$543
Building	4,331	4,331
Furniture and fixtures	59,220	44,487
Leasehold improvements	139,051	121,878
Other operating equipment	12,638	10,056
Construction-in-progress	3,467	3,487

	219,250	184,782
Accumulated depreciation and amortization	(97,331)	(75,935)

Total	$121,919	$108,847

Depreciation and amortization expense for property and equipment for fiscal 2004, 2003 and 2002 was $21,034, $17,885 and $15,434, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2004	2003
Accrued sales taxes	$1,880	$1,095
Accrued rents and related taxes	2,840	2,867
Gift certificates and merchandise credits	5,712	3,523
Accrued income taxes	2,610	4,379
Other current liabilities	9,611	8,006

Total	$22,653	$19,870

6.	Line of Credit Facility

On September 9, 2003, the Company renewed and amended its line of credit facility (the “Line”). The Line is a one-year $30,000 committed line of credit to fund working capital requirements and letters of credit. The Line contains a sublimit for borrowings by the Company’s European subsidiaries

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and is guaranteed by the Company, as defined in the credit facility. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on the achievement of prescribed adjusted debt ratios. The agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth and limits capital expenditures and share repurchases, while prohibiting the payment of cash dividends on the Company’s common shares. As of January 31, 2004, the Company was in compliance with all covenants under the Line. There were no borrowings under the Line outstanding as of January 31, 2004 or January 31, 2003. Outstanding letters of credit under the Line totaled $14,597 and $13,268 as of January 31, 2004 and January 31, 2003, respectively. The available borrowings under the Line were $15,403 and $16,732 as of January 31, 2004 and January 31, 2003, respectively.

7.	Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2004	2003	2002
Domestic	$82,011	$46,350	$25,705
Foreign	(707)	(277)	(483)

	$81,304	$46,073	$25,222

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2004	2003	2002
Current:
Federal	$29,408	$18,340	$9,694
State	3,833	3,130	1,632
Foreign	819	269	163

	34,060	21,739	11,489

Deferred:
Federal	(951)	(2,215)	(789)
State	(104)	(676)	(495)
Foreign	(520)	(159)	(28)

	(1,575)	(3,050)	(1,312)

Change in valuation allowances	443	(29)	38

	$32,928	$18,660	$10,215

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2004	2003	2002
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.2	6.2	3.2
Expenses relating to provision for foreign net operating losses, investment in equity securities and other	0.3	(0.7)	2.3

Effective tax rate	40.5%	40.5%	40.5%

The significant components of deferred tax assets and liabilities as of January 31, 2004 and 2003 are as follows:

	January 31,
	2004	2003
Deferred tax liability:
Prepaid expenses	$(401)	$(235)
Deferred tax assets:
Depreciation	4,663	4,281
Deferred rent	4,230	3,763
Inventories	4,825	3,975
Accounts receivable	407	227
Capital loss carryforwards	628	704
Net operating loss carryforwards	1,598	1,276
Accrued salaries and benefits, and other	7	391

Gross deferred tax assets, before valuation allowances	15,957	14,382
Valuation allowances	(2,145)	(1,702)

Net deferred tax assets	$13,812	$12,680

As of January 31, 2004, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $5,572 that do not expire and certain U.S. subsidiaries had state net operating loss carryforwards for tax purposes of approximately $822 that expire from 2005 through 2023. Additionally, as of January 31, 2004, the Company had capital loss carryforwards for tax purposes that expire in 2006. As of January 31, 2004, the Company had a full valuation allowance for the foreign net operating loss carryforwards and the capital loss carryforwards. As of January 31, 2004, the Company had no valuation allowance for the state net operating loss carryforwards as management believes it is more likely than not that the tax benefit of these carryforwards will be realized. As of January 31, 2004 and 2003, the noncurrent portion of deferred tax assets aggregated $8,980 and $8,322, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $5,926 as of January 31, 2004. These earnings are deemed to be permanently reinvested to finance growth programs.

8.	Stock Option Plans

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) authorizes up to 2,500,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. The vesting periods for the 2000 Plan range from one to ten years. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superceded Plans”), expired during the year ended January 31, 2004. However, individual grants outstanding under the 1997 Plan or certain of the Superceded Plans have expiration dates, which extend into the year 2010. The Company will present for shareholder approval the 2004 Stock Incentive Plan (the “2004 Plan”) at its annual shareholder meeting scheduled to be held on June 1, 2004. The 2004 Plan will provide up to 2,500,000 common shares for future grants. As of January 31, 2004, 75,300 common shares were available for grant under the 2000 Plan.

Information regarding options under these option plans is as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,190,000	$7.90	3,628,800	$6.92	2,908,000	$7.46
Options granted	1,130,000	17.04	464,500	12.75	1,080,000	6.09
Options exercised	(1,124,999)	7.59	(857,500)	6.41	(198,800)	6.45
Options canceled	(452,200)	7.99	(45,800)	6.03	(160,400)	11.81

Options outstanding at end of year	2,742,801	11.78	3,190,000	7.90	3,628,800	6.92

Options exercisable at end of year	720,200	8.83	1,187,000	7.84	1,417,800	7.40

Weighted average fair value of grants per share	$10.23		$8.01		$3.54

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 3.69—$ 7.38	971,200	6.3	$5.96	348,800	$5.88
$ 7.39—$ 11.07	408,400	7.2	9.00	177,400	8.50
$11.08—$ 14.75	372,201	7.2	12.12	113,800	12.89
$14.76—$ 18.44	876,000	9.0	17.10	80,200	16.63
$18.45 and over	115,000	9.7	31.30	—	—

	2,742,801	7.5	11.87	720,200	8.83

9.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2004	2003	2002
Basic weighted average shares outstanding	39,267,463	37,776,456	34,537,230
Effect of dilutive options	1,148,106	1,000,448	339,684

Diluted weighted average shares outstanding	40,415,569	38,776,904	34,876,914

For the years ended January 31, 2004, 2003, and 2002, options to purchase 330,875 shares ranging in price from $11.43 to $17.70, options to purchase 347,900 shares ranging in price from $12.16 to $17.40 and options to purchase 229,000 shares ranging in price from $13.10 to $13.49 were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was antidilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Commitments and Contingencies

Leases

The Company leases its stores under noncancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2005	$46,732
2006	47,798
2007	46,371
2008	43,737
2009	42,462
Thereafter	180,701

Total minimum lease payments	$407,801

Amounts noted above include commitments for nineteen executed leases for stores not opened as of January 31, 2004. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2004	2003	2002
Minimum rentals	$43,810	$36,975	$32,704
Contingent rentals	786	797	216

Total	$44,596	$37,772	$32,920

The Company also leases certain office equipment under a noncancelable capital lease, which expires in April 2005. Principal payments under this capital lease for fiscal 2005 and 2006 are $ 211 and $60, respectively.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $401, $336 and $285 for fiscal 2004, 2003 and 2002, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc., a subsidiary of the Company, in the Superior Court of California for Orange County. The complaint alleges that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. The Company believes the claim is frivolous, without merit and intends to defend it vigorously.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

11.	Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, is a partner in the law firm of Drinker Biddle & Reath LLP (“DBR”), which provides real estate, regulatory and general legal services to the Company. Fees paid to DBR during fiscal 2004, 2003, and 2002 were $1,024, $1,253 and $501, respectively.

12.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 114 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and two web sites. Net sales from the retail segment accounted for over 94% of total consolidated net sales for fiscal 2004, 2003 and 2002. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2004	2003	2002
Net sales
Retail operations	$530,797	$404,656	$330,691
Wholesale operations	19,431	21,030	24,391
Intersegment elimination	(1,867)	(2,932)	(6,124)

Total net sales	$548,361	$422,754	$348,958

Income from operations
Retail operations	$84,254	$48,336	$27,961
Wholesale operations	932	951	1,403
Intersegment elimination	(332)	(519)	(1,290)

Total segment operating income	84,854	48,768	28,074
General corporate expenses	(4,148)	(3,369)	(2,576)

Total income from operations	$80,706	$45,399	$25,498

Depreciation and amortization expense
Retail operations	$22,146	$17,956	$15,295
Wholesale operations	269	252	167

Total depreciation and amortization expense	$22,415	$18,208	$15,462

Inventories
Retail operations	$60,571	$47,993	$39,014
Wholesale operations	2,676	2,013	2,072

Total inventories	$63,247	$50,006	$41,086

Property and equipment, net
Retail operations	$120,948	$108,106	$104,655
Wholesale operations	971	741	850

Property and equipment, net	$121,919	$108,847	$105,505

Capital expenditures
Retail operations	$32,592	$22,118	$22,275
Wholesale operations	487	129	34

Total capital expenditures	$33,079	$22,247	$22,309

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and the Board of Directors

Urban Outfitters, Inc.:

Under date of March 12, 2004, we reported on the consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 12, 2004

URBAN OUTFITTERS, INC.

SCHEDULE II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts

Year ended January 31, 2004	$563	$604	$(516)	$651
Year ended January 31, 2003	562	612	(611)	563
Year ended January 31, 2002	501	410	(349)	562

Sales return/discount reserve

Year ended January 31, 2004	$1,361	$951	$—	$2,312
Year ended January 31, 2003	276	1,085	—	1,361
Year ended January 31, 2002	260	16	—	276