Form 10-Q
period 2004-04-30
URBAN OUTFITTERS INC
filed 2004-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2004

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

(215) 564-2313

(Registrant’s Telephone Number, Including Area Code)

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

Common stock, $0.0001 par value—40,236,371 shares outstanding on June 2, 2004.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	April 30, 2004	January 31, 2004	April 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$72,547	$67,194	$57,632
Marketable securities	23,526	19,979	7,000
Accounts receivable, net of allowance for doubtful accounts of $819, $651 and $625, respectively	7,446	6,711	5,538
Inventories	78,399	63,247	53,739
Prepaid expenses, deferred taxes and other current assets	16,959	18,704	15,222

Total current assets	198,877	175,835	139,131
Property and equipment, net	134,549	121,919	110,406
Marketable securities	58,547	52,315	28,672
Deferred income taxes and other assets	9,522	9,526	8,929

	$401,495	$359,595	$287,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,929	$27,353	$21,604
Accrued expenses, accrued compensation and other current liabilities	38,673	30,409	22,734

Total current liabilities	76,602	57,762	44,338
Deferred rent and other liabilities	11,882	11,703	10,740

Total liabilities	88,484	69,465	55,078

Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 50,000,000 shares authorized, 40,193,971, 39,888,271 and 38,915,872 shares issued and outstanding, respectively	4	4	4
Additional paid-in capital	89,864	83,283	68,623
Retained earnings	221,774	204,905	162,922
Accumulated other comprehensive income	1,369	1,938	511

Total shareholders’ equity	313,011	290,130	232,060

	$401,495	$359,595	$287,138

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended April 30,
	2004	2003
Net sales	$170,290	$107,028
Cost of sales, including certain buying, distribution and occupancy costs	100,396	69,095

Gross profit	69,894	37,933
Selling, general and administrative expenses	41,498	27,273

Income from operations	28,396	10,660
Other income (expense), net	(44)	84

Income before income taxes	28,352	10,744
Income tax expense	11,483	4,351

Net income	$16,869	$6,393

Net income per common share:
Basic	$0.42	$0.16

Diluted	$0.41	$0.16

Weighted average common shares outstanding:
Basic	40,147,971	38,819,574

Diluted	41,472,332	39,532,440

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

		Common Shares				Accumulated Other Comprehensive Income	Total
	Comprehensive Income (Loss)	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings
Balances as of February 1, 2004		39,888,271	$4	$83,283	$204,905	$1,938	$290,130
Net income	$16,869	—	—	—	16,869	—	16,869
Foreign currency translation	(184)	—	—	—	—	(184)	(184)
Unrealized loss on marketable securities, net	(385)	—	—	—	—	(385)	(385)

Comprehensive income	$16,300

Exercise of stock options		305,700	—	2,263	—	—	2,263
Tax effect of exercises		—	—	4,318	—	—	4,318

Balances as of April 30, 2004		40,193,971	$4	$89,864	$221,774	$1,369	$313,011

Balances as of February 1, 2003		38,763,272	$4	$67,160	$156,529	$692	$224,385
Net income	$6,393	—	—	—	6,393	—	6,393
Foreign currency translation	(185)	—	—	—	—	(185)	(185)
Unrealized gains on marketable securities, net	4	—	—	—	—	4	4

Comprehensive income	$6,212

Exercise of stock options		152,600	—	1,175	—	—	1,175
Tax effect of exercises		—	—	288	—	—	288

Balances at April 30, 2003		38,915,872	$4	$68,623	$162,922	$511	$232,060

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three months ended April 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,869	$6,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,431	4,948
Tax benefit of stock option exercises	4,318	288
Changes in assets and liabilities:
Increase in accounts receivable	(740)	(2,279)
Increase in inventories	(15,206)	(4,941)
Decrease (increase) in prepaid expenses and other assets	1,732	(2,253)
Increase in accounts payable, accrued expenses and other liabilities	12,515	703

Net cash provided by operating activities	25,919	2,859

Cash flows from investing activities:
Capital expenditures	(11,858)	(5,925)
Purchases of marketable securities	(19,792)	(24,228)
Sales and maturities of marketable securities	9,205	11,578

Net cash used in investing activities	(22,445)	(18,575)

Cash flows from financing activities:
Exercise of stock options	2,262	1,175

Net cash provided by financing activities	2,262	1,175

Effect of exchange rate changes on cash and cash equivalents	(383)	46

Increase (decrease) in cash and cash equivalents	5,353	(14,495)
Cash and cash equivalents at beginning of period	67,194	72,127

Cash and cash equivalents at end of period	$72,547	$57,632

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission on April 15, 2004.

2.    Stock Split

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

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Marketable Securities

The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class were as follows:

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
As of April 30, 2004
Municipal bonds:
Maturing in less than one year	$12,427	$(1)	$12,426
Maturing after one year through four years	56,952	(405)	56,547

	69,379	(406)	68,973

Auction rate instruments:
Maturing in less than one year	11,100	—	11,100
Maturing after one year through two years	1,999	1	2,000

	13,099	1	13,100

	$82,478	$(405)	$82,073

As of January 31, 2004
Municipal bonds:
Maturing in less than one year	$11,567	$12	$11,579
Maturing after one year through four years	45,347	(32)	45,315

	56,914	(20)	56,894

Auction rate instruments:
Maturing in less than one year	8,400	—	8,400
Maturing after one year through four years	7,000	—	7,000

	15,400	—	15,400

	$72,314	$(20)	$72,294

As of April 30, 2003
Canadian term deposit	$1,044	$—	$1,044

Municipal bonds:
Maturing in less than one year	3,944	12	3,956
Maturing after one year through four years	28,608	64	28,672

	32,552	76	32,628

Auction rate instruments:
Maturing in less than one year	2,000	—	2,000

	35,596	76	$35,672

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Line of Credit Facility

On September 9, 2003, we renewed and amended our line of credit facility (the “Line”). The Line is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchase and prohibits the payment of cash dividends on our common shares. As of April 30, 2004, we were in compliance with all covenants under the Line. As of and during the three months ended April 30, 2004, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $19.3 million as of April 30, 2004. The available borrowing under the Line was $10.7 million as of April 30, 2004.

5.    Commitments and Contingencies

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

6.    Stock Based Employee Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 1995, the FASB issued SFAS No. 123, which established a fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 123.

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three Months Ended April 30,
	2004	2003
Net income—as reported	$16,869	$6,393
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(738)	(694)

Net income—pro forma	$16,131	$5,699

Net income per common share—basic—as reported	$0.42	$0.16

Net income per common share—basic—pro forma	$0.40	$0.15

Net income per common share—diluted—as reported	$0.41	$0.16

Net income per common share—diluted—pro forma	$0.39	$0.14

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2004	2003
Basic weighted average shares outstanding	40,147,971	38,819,574
Effect of dilutive options	1,324,361	712,866

Diluted weighted average shares outstanding	41,472,332	39,532,440

For the quarter ended April 30, 2004, all outstanding options were included in our diluted weighted average shares outstanding calculation. For the quarter ended April 30, 2003, options to purchase 653,500 shares ranging in price from $11.43 to $17.04 were outstanding, but were not included in the computation, as their effect would have been anti-dilutive.

8.    Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise consisting of 115 stores as of

April 30, 2004, operating under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and two web sites. Net sales from this retail segment accounted for over 95% of total consolidated net sales for the fiscal quarter ended April 30, 2004. The remainder was derived from a wholesale division that manufactures and distributes apparel to the Company’s retail segment and to approximately 1,100 specialty retailers worldwide.

The Company has separated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany royalty and interest charges) of the segment. Corporate expenses include expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventory and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets, which are typically not allocated to the segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of consolidated net sales. Foreign operations are immaterial.

	Three Months Ended April 30,
	2004	2003
Net sales
Retail operations	$163,969	$102,738
Wholesale operations	6,570	4,605
Inter-segment elimination	(249)	(315)

Total net sales	$170,290	$107,028

Income from operations
Retail operations	$29,643	$11,060
Wholesale operations	1,134	470
Inter-segment elimination	(41)	(57)

Total segment operating income	30,736	11,473
General corporate expenses	(2,340)	(813)

Total income from operations	$28,396	$10,660

	April 30, 2004	January 31, 2004	April 30, 2003
Property and equipment, net
Retail operations	$133,611	$120,948	$109,627
Wholesale operations	938	971	779

Total property and equipment, net	$134,549	$121,919	$110,406

Inventories
Retail operations	$76,598	$60,571	$51,980
Wholesale operations	1,801	2,676	1,759

Total inventories	$78,399	$63,247	$53,739

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Subsequent Event

On June 1, 2004, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split are to be distributed on or about July 9, 2004 to shareholders of record as of June 22, 2004. All relevant amounts in the accompanying consolidated financial statements and the notes thereto have not been restated to reflect the stock split and are therefore presented on a pre-split basis.

The Company’s historical earnings per share for the three months ended April 30, 2004 and 2003, on a pro-forma basis assuming the stock split had occurred as of February 1, 2003, would be as follows (unaudited):

	Three months ended April 30,
	2004	2003
Pro forma net income per common share:
Basic	$0.21	$0.08

Diluted	$0.20	$0.08

Pro forma weighted average common shares outstanding:
Basic	80,295,942	77,639,148

Diluted	82,944,664	79,064,880

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect”, “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in the Company’s filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

Retail Stores

As of April 30, 2004, we operated 62 Urban Outfitters stores (“Urban Retail”) of which 56 were located in the United States, 2 in Canada, 3 in the United Kingdom and 1 in Ireland. Urban Retail targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales, accounted for approximately 43% and 3% of consolidated net sales, respectively, for the three months ended April 30, 2004, as compared to 46% and 3% during the first quarter of fiscal 2004.

We operated 52 Anthropologie stores as of April 30, 2004, all of which were located in the United States. Anthropologie targets its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years in the United States. Anthropologie’s store sales accounted for approximately 39% of consolidated net sales for the three months ended April 30, 2004, as compared to 38% during first quarter of fiscal 2004.

Our Free People retail store is located in Paramus, New Jersey and offers Free People branded women’s merchandise targeted to young contemporary women. We plan to open a limited number of additional stores in the United States over the next several fiscal years, including one to two stores in fiscal 2005. Free People’s retail store sales accounted for less than 1% of consolidated net sales for the three months ended April 30, 2004 and 2003.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand circulation to more than 15.0 million catalogs during fiscal 2005 and to continue to modestly increase the level of catalog circulation over the next few years. During the first quarter of fiscal 2005, Anthropologie distributed approximately 3.6 million catalogs.

Anthropologie operates an Internet web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, and household and gift merchandise to that found in the store. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and contributes to the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Urban Outfitters stores. We believe this catalog has expanded our distribution channels and increased brand awareness. Based on the overwhelmingly positive customer response we received to the catalog in fiscal 2004, we plan to expand circulation to approximately 8.0 million catalogs in fiscal 2005, of which approximately 2.2 million copies were distributed during the first quarter.

Urban Outfitters also operates an Internet web site that accepts orders directly from consumers. The web site, www.urbn.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise to that found in the store. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of this brand with its target customers, as well as contributing to the strength of Urban Outfitters store operations.

We plan to test a new Free People web site during the second half of fiscal 2005. We believe this web site will further expose consumers to our Free People product assortment.

Direct-to-consumer sales were approximately 11% of consolidated net sales for the three months ended April 30, 2004, as compared to 9% during the fist quarter of fiscal 2004.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Urban Outfitters and our own Free People store. Free People wholesale sales accounted for approximately 4% of consolidated net sales for the three months ended April 30, 2004 and 2003.

New Stores

Thus far this fiscal year, we have opened two new Anthropologie stores and one new Urban Outfitters store. We plan to open approximately nine additional new stores during the second quarter, and a total of 24 to 27 new stores during fiscal 2005, including one to two new Free People stores. The new stores, with the exception of our planned Free People stores, will be divided approximately evenly between Urban Outfitters and Anthropologie. We plan to add new store units at a rate in excess of 20% per annum. In addition, through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations, our goal is to increase net sales by at least 20% per year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the fiscal year ended January 31, 2004, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Our senior management has reviewed the critical accounting policies with our audit committee.

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

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of April 30, 2004, January 31, 2004 and April 30, 2003 totaled $78.4 million, $63.2 million and $53.7 million, respectively, representing approximately 19.5%, 17.6% and 18.7% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Net property and equipment as of April 30, 2004, January 31, 2004 and April 30, 2003 totaled $134.5 million, $121.9 million and $110.4 million, respectively, representing 33.5%, 33.9% and 38.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2004 and April 30, 2003 as well as the year ended January 31, 2004, we had no write-downs of long-lived assets.

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

The temporary differences between the treatment of items for tax and accounting purposes, result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2004, January 31, 2004 and April 30, 2003 totaled approximately $13.8 million, $13.8 million and $12.7 million, respectively, representing approximately 3.4%, 3.8% and 4.4% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The following table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	59.0	64.6

Gross profit	41.0	35.4
Selling, general and administrative expenses	24.3	25.4

Income from operations	16.7	10.0
Other income, net	0.0	0.1

Income before income taxes	16.7	10.1
Income tax expense	6.8	4.1

Net income	9.9%	6.0%

THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO

THREE MONTHS ENDED APRIL 30, 2003

Net sales increased by 59.1% during the first quarter ended April 30, 2004 to $170.3 million from $107.0 million for the same quarter last year. The $63.3 million increase over the prior year’s first quarter was the result of an increase in comparable store sales of $30.1 million, or 32.4%, an increase in noncomparable and new store sales of $22.1 million, an increase in direct-to-consumer sales of $9.1 million, or 95.3%, and an increase in net sales at Free People wholesale of $2.0 million or 47.4%.

Urban Outfitters and Anthropologie experienced an increase in comparable store sales for the first quarter of fiscal 2005 of 32.5% and 32.2%, respectively, compared to the first quarter of fiscal 2004. The majority of comparable store sales increases were driven by a greater number of transactions recorded during the quarter generated by additional customer traffic. In addition, an increase in average sales prices and the number of items sold per transaction moderately impacted the increase.

The increase in net sales attributable to noncomparable and new stores was the result of a 24.2% increase in the number of stores in operation that did not operate for the full comparable quarter last year.

Direct-to-consumer net sales increased as a result of increased customer response to our catalog and improved traffic flow through our web sites. The direct-to consumer business increased its total catalog circulation by 64.0% over the prior period. In addition, Urban Outfitters successfully launched an enhanced version of its www.urbn.com web site during the fourth quarter of fiscal 2004 to provide our customers greater functionality and increased speed, which we believe also improved our response rate.

The increase in our Free People wholesale business was driven by an increase in customer response to our spring and summer fashion offerings.

Based upon information available as of the date of this report, thus far during the second quarter of fiscal 2005, we continue to experience comparable store sales that are very significantly above our plan.

Our gross profit margin increased to 41.0% of net sales in the first quarter of fiscal 2005 compared to 35.4% of net sales for the comparable period last year. The increase was primarily driven by the leveraging of occupancy costs due to the significant comparable store sale increases, improvements to the initial cost of goods due improvements in the buying and sourcing of our products, and a reduction in markdowns.

Selling, general and administrative expenses decreased to 24.3% of net sales in the first quarter of fiscal 2005 compared to 25.4% for the comparable quarter last year. This improvement was primarily generated by the leveraging of selling expenses as a result of the increase in comparable store sales.

Net income for the quarter ended April 30, 2004 increased by 163.9% to $16.9 million, or $0.41 per diluted common share, compared to $6.4 million, or $0.16 per diluted common share, for the comparable quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $154.6 million at April 30, 2004, as compared to $139.5 million and $93.3 million at January 31, 2004 and April 30, 2003, respectively. Increases in cash, cash equivalents and marketable securities since April 30, 2003 were primarily a result of cash provided by operating activities. Our net working capital was $122.3 million at April 30, 2004, as compared to $118.1 million at January 31, 2004 and $94.8 million at April 30, 2003. The increase in net working capital is primarily due to the increase in our cash and cash equivalents, short-term marketable securities and inventories, which have increased in order to support our growth.

We mainly satisfy our cash requirements through our cash flow from operations. Our primary uses of cash are to open new stores and purchase inventories. We expect that capital expenditures for the current fiscal year will not exceed $50 million. We believe that existing cash and marketable securities at April 30, 2004, together with future cash from operations and available credit under our line of credit facility, assuming renewal or replacement, will be sufficient to meet our cash needs at least through fiscal 2007.

On September 9, 2003, we renewed and amended our line of credit facility (the “Line”). The Line is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchase and prohibits the payment of cash dividends on our common shares. As of April 30, 2004, we were in compliance with all covenants under the Line. As of and during the three months ended April 30, 2004, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $19.3 million as of April 30, 2004. The available borrowing under the Line was approximately $10.7 million as of April 30, 2004.

OTHER MATTERS

Seasonality and Quarterly Results

While we have been profitable in each of our last 57 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While the comparable store sales trend for the first quarter of fiscal 2005 and since April 30, 2004 has continued to exceed our plan, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of April 30, 2004, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, auction rate preferred stock rated AA or better and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Item 4.     Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

3.2		Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2	**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

(b) Reports on Form 8-K that were filed during the first quarter of Fiscal 2005.

On February 5, 2004, the Company filed a Current Report on Form 8-K under Item 12, in which the Company furnished non-public information regarding the Company’s sales for the three months and year ended January 31, 2004.

On March 16, 2004, the Company filed a Current Report on Form 8-K under Item 12, in which the Company furnished non-public information regarding the Company’s earnings for the three months and year ended January 31, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2004

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: June 9, 2004

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees Chief Financial Officer