Form 10-Q/A
period 2004-04-30
URBAN OUTFITTERS INC
filed 2004-08-27
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Urban Outfitters, Inc. (the “Company”) for the quarterly period ended April 30, 2004 is being filed solely to correct the date of the Section 1350 Certification of the Company’s Principal Financial Officer that had been furnished as Exhibit 32.2 to the Company’s original Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on June 9, 2004; this Amendment No. 1 does not otherwise update any information that was presented in the Company’s original Quarterly Report on Form 10-Q.

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

Date: August 27, 2004

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: August 27, 2004

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees Chief Financial Officer