Form 10-Q
period 2004-07-31
URBAN OUTFITTERS INC
filed 2004-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

Common stock, $0.0001 par value—80,945,342 shares outstanding on September 1, 2004.

PART I

FINANCIAL INFORMATION

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	July 31, 2004	January 31, 2004	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64,213	$67,194	$50,452
Marketable securities	38,073	19,979	9,501
Accounts receivable, net of allowance for doubtful accounts of $813, $651 and $655, respectively	10,420	6,711	6,402
Inventories	90,930	63,247	61,467
Prepaid expenses, deferred taxes and other current assets	18,707	18,704	14,917

Total current assets	222,343	175,835	142,739
Property and equipment, net	141,065	121,919	110,993
Marketable securities	60,195	52,315	44,237
Deferred income taxes and other assets	9,555	9,526	8,868

	$433,158	$359,595	$306,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,214	$27,353	$26,664
Accrued expenses, accrued compensation and other current liabilities	45,836	30,409	23,172

Total current liabilities	83,050	57,762	49,836
Deferred rent and other liabilities	12,164	11,703	11,047

Total liabilities	95,214	69,465	60,883

Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 80,895,742, 79,776,542 and 78,742,344 shares issued and outstanding, respectively	8	8	8
Additional paid-in capital	99,517	83,279	73,118
Unearned compensation	(5,646)	—	—
Retained earnings	242,282	204,905	172,389
Accumulated other comprehensive income	1,783	1,938	439

Total shareholders’ equity	337,944	290,130	245,954

	$433,158	$359,595	$306,837

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net sales	$189,484	$122,879	$359,774	$229,907
Cost of sales, including certain buying, distribution and occupancy costs	112,466	77,231	212,862	146,326

Gross profit	77,018	45,648	146,912	83,581
Selling, general and administrative expenses	42,898	30,147	84,396	57,420

Income from operations	34,120	15,501	62,516	26,161
Other income, net	346	410	302	494

Income before income taxes	34,466	15,911	62,818	26,655
Income tax expense	13,958	6,444	25,441	10,795

Net income	$20,508	$9,467	$37,377	$15,860

Net income per common share:
Basic	$0.25	$0.12	$0.46	$0.20

Diluted	$0.25	$0.12	$0.45	$0.20

Weighted average common shares and common share equivalents outstanding:
Basic	80,554,025	78,195,568	80,421,047	77,925,640

Diluted	83,411,392	80,404,412	83,174,091	79,801,388

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Comprehensive Income (Loss)		Common Shares		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Quarter	Year to-Date	Number of Shares	Par Value
Balances at February 1, 2004			79,776,542	$8	$83,279	$—	$204,905	$1,938	$290,130
Net income	$20,508	$37,377	—	—	—	—	37,377	—	37,377
Foreign currency translation	413	229	—	—	—	—	—	229	229
Unrealized gain/(loss) on marketable securities, net	1	(384)	—	—	—	—	—	(384)	(384)

Comprehensive income	$20,922	$37,222

Restricted stock issued			200,000	—	5,766	(5,646)	—	—	120
Exercise of stock options			919,200	—	4,274	—	—	—	4,274
Tax effect of exercises			—	—	6,198	—	—	—	6,198

Balances at July 31, 2004			80,895,742	$8	$99,517	$(5,646)	$242,282	$1,783	$337,944

Balances at February 1, 2003			77,526,544	$8	$67,156	$—	156,529	$692	$224,385
Net income	$9,467	$15,860	—	—	—	—	15,860	—	15,860
Foreign currency translation	74	(111)	—	—	—	—	—	(111)	(111)
Unrealized loss on marketable securities, net	(146)	(142)	—	—	—	—	—	(142)	(142)

Comprehensive income	$9,395	$15,607

Exercise of stock options			1,215,800	—	4,892	—	—	—	4,892
Tax effect of exercises			—	—	1,070	—	—	—	1,070

Balances at July 31, 2003			78,742,344	$8	$73,118	$—	$172,389	$439	$245,954

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six months ended July 31,
	2004	2003
Cash flows from operating activities:
Net income	$37,377	$15,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,635	10,510
Tax benefit of stock option exercises	6,198	1,070
Stock-based compensation expense	120	—
Changes in assets and liabilities:
Increase in receivables	(3,708)	(3,145)
Increase in inventories	(27,685)	(12,674)
Increase in prepaid expenses and other assets	(32)	(1,953)
Increase in payables, accrued expenses and other liabilities	25,749	5,371

Net cash provided by operating activities	51,654	15,039

Cash flows from investing activities:
Capital expenditures	(31,466)	(10,353)
Purchases of marketable securities	(42,846)	(56,931)
Sales and maturities of marketable securities	15,548	25,608

Net cash used in investing activities	(58,764)	(41,676)

Cash flows from financing activities:
Exercise of stock options	4,274	4,892

Net cash provided by financing activities	4,274	4,892

Effect of exchange rate changes on cash and cash equivalents	(145)	70

Decrease in cash and cash equivalents	(2,981)	(21,675)
Cash and cash equivalents at beginning of period	67,194	72,127

Cash and cash equivalents at end of period	$64,213	$50,452

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission on April 15, 2004.

The retail portion of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.    Equity and Stock Splits

On August 14, 2003, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 19, 2003 to shareholders of record as of September 5, 2003.

In addition, on June 1, 2004, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on or about July 9, 2004 to shareholders of record as of June 22, 2004.

All relevant amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

At the Company’s annual meeting on June 1, 2004, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation which resulted in an increase in the number of authorized common shares to 200,000,000 common shares.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class were as follows:

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
As of July 31, 2004
Municipal bonds:
Maturing in less than one year	$26,991	$(18)	$26,973
Maturing after one year through four years	49,582	(387)	49,195

	76,573	(405)	76,168

Auction rate instruments:
Maturing in less than one year	11,100	—	11,100
Maturing after one year through three years	10,999	1	11,000

	22,099	1	22,100

	$98,672	$(404)	$98,268

As of January 31, 2004
Municipal bonds:
Maturing in less than one year	$11,567	$12	$11,579
Maturing after one year through four years	45,347	(32)	45,315

	56,914	(20)	56,894

Auction rate instruments:
Maturing in less than one year	8,400	—	8,400
Maturing after one year through four years	7,000	—	7,000

	15,400	—	15,400

	$72,314	$(20)	$72,294

As of July 31, 2003
Municipal bonds:
Maturing in less than one year	$7,476	$25	$7,501
Maturing after one year through four years	44,332	(95)	44,237

	51,808	(70)	51,738

Auction rate instruments:
Maturing in less than one year	2,000	—	2,000

	$53,808	$(70)	$53,738

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Line of Credit Facility

On September 9, 2003, we renewed and amended our line of credit facility (the “Line”). The Line is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchase and prohibits the payment of cash dividends on our common shares. As of July 31, 2004, we were in compliance with all covenants under the Line. As of and during the six months ended July 31, 2004, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $22,400 as of July 31, 2004. The available borrowing under the Line was $7,600 as of July 31, 2004. The Line was extended on September 9, 2004, with Wachovia Bank, and will expire on September 30, 2004. The Company plans to renew the Line prior to its expiration.

5.    Commitments and Contingencies

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc., a subsidiary of the Company, in the Superior Court of California for Orange County. The complaint alleges that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. The Company believes the claim is frivolous and without merit and intends to defend it vigorously.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

6.    Stock Based Employee Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123, which established a fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 123.

The Company may also make restricted stock awards to employees, non-employee directors and consultants. A restricted stock award is an award of Common Shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment with the Company or the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation is recorded as a component of Shareholders’ Equity and amortized over the vesting period of the award as stock compensation expense in the Company’s result of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net income—as reported	$20,508	$9,467	$37,377	$15,860
Add: Stock based employee compensation expense included in the determination of net income as reported, net of related tax effect	71	—	71	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(5,356)	(1,049)	(6,094)	(1,743)

Net income—pro forma	$15,223	$8,418	$31,354	$14,117

Net income per common share—basic—as reported	$0.25	$0.12	$0.46	$0.20

Net income per common share—basic—pro forma	$0.19	$0.11	$0.39	$0.18

Net income per common share—diluted—as reported	$0.25	$0.12	$0.45	$0.20

Net income per common share—diluted—pro forma	$0.18	$0.10	$0.38	$0.18

7.    Net Income Per Common Share

The following is a reconciliation of the weighted average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	80,554,025	78,195,568	80,421,047	77,925,640
Effect of dilutive options	2,857,367	2,208,844	2,753,044	1,875,748

Diluted weighted average common shares and common share equivalents outstanding	83,411,392	80,404,412	83,174,091	79,801,388

For the three months ended July 31, 2004 and 2003, options to purchase 2,103,000 and 1,340,000 common shares were outstanding, respectively, but were not included in our computation of diluted weighted average common shares and common share equivalents outstanding, as their effect would have been anti-dilutive. Furthermore, options to purchase 2,103,000 and 1,742,000 common shares were outstanding for the six months ended July 31, 2004 and 2003, respectively, but were not included in our computation, as their effect would have been anti-dilutive.

8.    Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise consisting of 127 stores as of July 31, 2004, operating under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and two web sites. Net sales from this retail segment accounted for over 96% of total consolidated net sales for the three and six months ended July 31, 2004 and 2003. The remainder was derived

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from our wholesale division that manufactures and distributes apparel to the Company’s retail segment and to approximately 1,100 specialty retailers worldwide.

The Company has separated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding corporate expenses, intercompany royalty and interest charges) of the segment. Corporate expenses, which include expenses incurred in and directed by the corporate office, are not allocated to segments. The principal identifiable assets for each operating segment are inventory and property and equipment. Other assets are comprised primarily of general corporate assets, principally consisting of cash and cash equivalents, marketable securities and other assets, which are typically not allocated to the segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net sales
Retail operations	$183,226	$118,003	$347,195	$220,741
Wholesale operations	6,860	5,587	13,430	10,192
Intersegment elimination	(602)	(711)	(851)	(1,026)

Total net sales	$189,484	$122,879	$359,774	$229,907

Income from operations
Retail operations	$35,161	$16,045	$64,804	$27,105
Wholesale operations	1,147	394	2,281	864
Intersegment elimination	(112)	(106)	(153)	(163)

Total segment operating income	36,196	16,333	66,932	27,806
General corporate expenses	(2,076)	(832)	(4,416)	(1,645)

Total income from operations	$34,120	$15,501	$62,516	$26,161

	July 31, 2004	January 31, 2004	July 31, 2003
Property and equipment, net
Retail operations	$140,086	$120,948	$110,187
Wholesale operations	979	971	806

Total property and equipment, net	$141,065	$121,919	$110,993

Inventories
Retail operations	$87,751	$60,571	$58,566
Wholesale operations	3,179	2,676	2,901

Total inventories	$90,930	$63,247	$61,467

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has foreign operations in Europe and Canada. Revenues and long-term assets based upon our domestic and foreign operations are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net sales
Domestic Operations	$180,629	$117,757	$342,958	$220,204
Foreign Operations	8,855	5,122	16,816	9,703

Total net sales	$189,484	$122,879	$359,774	$229,907

		July 31, 2004	January 31, 2004	July 31, 2003
Property and equipment, net
Domestic Operation		$126,813	$109,485	$101,779
Foreign Operations		14,252	12,434	9,214

Total property and equipment, net		$141,065	$121,919	$110,993

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in the Company’s filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

A store is included in comparable store net sales data, as presented in this discussion, when it has been open at least one year and it has not been materially expanded or remodeled within that year or has not been operating at its full capacity. A store is considered non-comparable when, in general, the store had no comparable prior year sales. Non-store sales, such as catalog and internet sales, are also considered non-comparable.

Our comparable store sales, thus far in the third quarter of fiscal 2005, remain significantly ahead of our plan. Increases to comparable stores sales help leverage costs that are fixed in nature, including occupancy and the store management payroll portion of selling expenses. If our total comparable store sales rates were to decrease significantly or become negative, it is more than likely that our occupancy costs and selling expenses as a percentage of revenue could be negatively impacted. Any of the business risk factors, some of which are discussed on above, could impact our sales, and accordingly, our occupancy costs and selling expenses could become de-leveraged. It is reasonably likely that a significant decrease in the comparable store sales rates or a negative comparable store sale rate will have a material effect on our financial condition or results of operations.

Our business segments are sensitive to economic conditions, consumer spending, shifts in fashion and industry and demographic conditions. We are subject to seasonal variations and face numerous business risk factors. Consumer purchases of discretionary retail items and specialty retail products, which include our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations. There is a risk that consumer sentiment may turn negative due to economic and/or geo-political factors which could negatively impact our financial position and results of operations.

Our business is dependent upon our ability to predict fashion trends, customer preferences and other fashion-related factors. Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in part on management’s ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings far in advance. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations. Compared to our retail segments, our wholesale business is more sensitive to changes in fashion trends because of longer lead times in the design and manufacture of its apparel. While we do not plan for mistakes in our fashion offering selections, our fashion decisions constitute a material risk and may have an adverse effect on our financial condition and results of operations.

We plan to grow its store base by approximately 20% per year. We may not be successful in expanding our business and opening new retail stores. Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis. Our operating complexity and management responsibilities will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operations, including our distribution and business support infrastructures, and expand, train and manage our employee base. In addition, we may be unable to hire a sufficient number of qualified personnel to work in our new stores or to successfully integrate the stores into our business.

Our expansion prospects also depend on a number of other factors, many of which are beyond our control, including, among other things:

•	competition;

•	the availability of financing for capital expenditures and working capital requirements;

•	the availability of suitable sites for new store locations on acceptable lease terms; and

•	the availability of inventory.

There can be no assurance that we will be able to achieve our store expansion goals. Even if we succeed in opening new stores as planned, we cannot assure you that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable revenue and profitability levels, we may incur significant costs associated with closing those stores.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2005 ended on January 31, 2005.

Retail Stores

As of July 31, 2004, we operated 68 Urban Outfitters stores (“Urban Retail”) of which 62 were located in the United States, 2 in Canada, 3 in the United Kingdom and 1 in Ireland. Urban Retail targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales, accounted for approximately 44% and 3% of consolidated net sales, respectively, for the six months ended July 31, 2004, as compared to 46% and 3% during the comparable period last year.

We operated 58 Anthropologie stores as of July 31, 2004, all of which were located in the United States. Anthropologie tailors its merchandise to sophisticated contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years in the United States. Anthropologie’s store sales accounted for approximately 39% of consolidated net sales for the six months ended July 31, 2004 and 2003.

Our Free People retail store is located in Paramus, New Jersey and primarily offers Free People branded women’s merchandise targeted to young contemporary women. We plan to open a limited number of additional stores in the United States over the next several fiscal years, including one to two stores in fiscal 2005. Free People’s retail store sales accounted for less than 1% of consolidated net sales for the six months ended July 31, 2004 and 2003.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. We believe that this catalog has been instrumental in building brand awareness with our target customers. We plan to circulate more than 15.0 million catalogs during fiscal 2005 and thereafter we will continue to modestly increase the level of catalog circulation over the next few years. During the first six months of fiscal 2005, Anthropologie distributed approximately 6.8 million catalogs.

Anthropologie operates an Internet web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, and household and gift merchandise to that found in the store. As with our Anthropologie catalog, we believe that the web site enhances Anthropologie’s reputation and increases brand recognition with its target customers and contributes to the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to circulate more than 8.0 million catalogs in fiscal 2005, of which approximately 3.6 million copies were distributed during the first six months of fiscal 2005.

Urban Outfitters also operates an Internet web site that accepts orders directly from consumers. The web site, www.urbn.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise to that found in the store. As with the Urban Outfitters catalog, we believe the web site enhances the reputation and increases recognition of this brand with its target customers, as well as contributes to the strength of Urban Outfitters store operations.

We plan to test a new Free People web site during the second half of fiscal 2005. We believe this web site will further expose consumers to our Free People product assortment.

Direct-to-consumer sales were approximately 10% of consolidated net sales for the six months ended July 31, 2004, as compared to 8% for the six months ended July 31, 2003.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Urban Outfitters and our own Free People store. Free People wholesale sales accounted for approximately 4% of consolidated net sales for the six months ended July 31, 2004 and 2003.

New Stores

During the six months ended July 31, 2004, we have opened six new Anthropologie stores and seven new Urban Outfitters stores. We plan to open approximately 11 to 14 additional new stores during the remainder of the fiscal year, including one or two new Free People stores. The new stores, with the exception of our planned Free People stores, will be divided approximately evenly between Urban Outfitters and Anthropologie. We plan to add new store units at a rate of approximately 20% per annum. In addition, through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations, our goal is to increase net sales by at least 20% per year.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that based only on our observations the increases in our key sales metrics, as discussed in our Results of Operations, correlate to an increase in customer traffic based on our physical observations. We believe this may be caused by a combination of positive response to our brands’ fashion offerings, our web advertising, additional circulation of our catalogs and an overall growth in brand recognition as we expand our store base, including expansion into enclosed malls and specialty retail centers. Any significant change in the business risk factors, some of which are discussed above may affect our sales and may have a material effect on our financial condition or results of operations.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the fiscal year ended January 31, 2004, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from our estimates, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Our senior management has reviewed the critical accounting policies with our audit committee.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Payment for merchandise at our stores, and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable is negligible and mainly results from returned checks or unauthorized credit card charges. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption.

Sales Return Reserve

We record a reserve for estimated product returns based on our most recent historical return trends. If the actual return rate is materially different than the rate we project, additional sales returns would be recorded in the future.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of July 31, 2004, January 31, 2004 and July 31, 2003 totaled $90.9 million, $63.2 million and $61.5 million, respectively, representing approximately 21.0%, 17.6% and 20.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

We rely heavily on our ability to identify changes in fashion. Our inability to reasonably determine these changes may lead to higher seasonal inventory levels and a future need to increase markdowns to liquidate our inventory. We take measures to mitigate this risk, including designing goods in-house in conjunction with buying our goods from the open market. We use our catalogs to help predict the fashion appropriateness of seasonal merchandise in our stores. Our reserves related to adjusting the net realizable value of our inventories are primarily based on recent historical trends, our estimates generally have been accurate and our reserve methods are consistent. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Net property and equipment as of July 31, 2004, January 31, 2004 and July 31, 2003 totaled $141.1 million, $121.9 million and $111.0 million, respectively, representing 32.6%, 33.9% and 36.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. However, even though we review all store locations on a periodic basis, we generally allow a three year period to occur from the date a new store location has opened before we consider it for impairment. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data, operating margin improvement trends and current fashion trends are all considered in determining whether our investment in a new store has possibly become impaired. For the six months ended July 31, 2004 and 2003, as well as for fiscal 2004 we had no write-downs of long-lived assets.

We have only closed two stores in our history. We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period.

As of the date of this report, all of our stores opened in excess of three years are generating positive cash flow before allocation of corporate overhead.

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

The temporary differences between the treatment of items for tax and accounting purposes result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2004, January 31, 2004 and July 31, 2003 totaled approximately $13.8 million, $13.8 million and $12.7 million, respectively, representing approximately 3.2%, 3.8% and 4.1% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The following table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	59.4	62.9	59.2	63.6

Gross profit	40.6	37.1	40.8	36.4
Selling, general and administrative expenses	22.6	24.5	23.5	25.0

Income from operations	18.0	12.6	17.3	11.4
Other income, net	0.2	0.3	0.1	0.2

Income before income taxes	18.2	12.9	17.4	11.6
Income tax expense	7.4	5.2	7.1	4.7

Net income	10.8%	7.7%	10.3%	6.9%

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO

THREE MONTHS ENDED JULY 31, 2003

Net sales increased by 54.2% during the three months ended July 31, 2004 to $189.5 million from $122.9 million for the same quarter last year. This $66.6 million increase was the result of an increase in comparable store sales of $28.4 million, or 26.3%, an increase in noncomparable and new store sales of $27.7 million, an increase in direct-to-consumer sales of $9.2 million, or 99.6%, and an increase in net sales at Free People wholesale of $1.3 million or 28.4%.

Urban Outfitters and Anthropologie experienced an increase in comparable store sales for the second quarter ended July 31, 2004 of 28.3% and 24.8%, respectively, versus the comparable quarter last year. The majority of comparable store sales increases were driven by an increase in the number of transactions recorded during the quarter generated by additional customer traffic as well as a slight increase in the number of items per transaction both of which more than offset a slight decrease in the average unit retail price.

The increase in net sales attributable to noncomparable and new stores was the result of a 34% increase in the number of stores in operation that did not operate for the full comparable quarter last year.

Direct-to-consumer net sales increased as a result of increased customer response to our catalog solicitations and improved traffic flow through our web sites. Both the Anthropologie and Urban Outfitters direct businesses benefited from an increase in catalog circulation, during the quarter ended July 31, 2004, of 38% and 115%, respectively, versus the comparable quarter last year. In addition, customer response rates during the quarter increased 31% compared to the same period in the prior year.

The increase in our Free People wholesale business was driven by an increase in customer response to our fall fashion offerings.

Based upon information available as of the date of this report, we continue to experience comparable store sales that are significantly above our plan.

Our gross profit margin increased to 40.6% during the quarter ended July 31, 2004 compared to 37.1% of net sales for the comparable quarter last year. The increase was primarily driven by the leveraging of occupancy costs due to the significant comparable store sale increases and an increase in initial margins due to improvements in the buying and sourcing of our products which more than offset a modest increase in markdowns to liquidate seasonal merchandise.

Selling, general and administrative expenses decreased to 22.6% of net sales in the second quarter of fiscal 2005 compared to 24.5% for the comparable quarter last year. This improvement was primarily generated by the leveraging of selling expenses as a result of the increase in comparable store sales. Total selling, general and administrative expenses were $42.9 million compared to $30.1 million in the prior quarter, an increase of $12.8 million or 42.3%. The increase is primarily related to store direct selling costs, as well as general and administrative costs to operate 28 additional stores that were opened since the end of the second quarter of fiscal 2004.

Net income for the quarter ended July 31, 2004 increased by 116.6% to $20.5 million, or $0.25 per diluted common share, compared to $9.5 million, or $0.12 per diluted common share, for the comparable quarter last year.

SIX MONTHS ENDED JULY 31, 2004 COMPARED TO

SIX MONTHS ENDED JULY 31, 2003

Net sales increased by 56.5% during the six months ended July 31, 2004 to $359.8 million from $229.9 million for the same period last year. This $129.9 million increase was the result of an increase in comparable store sales of $58.1 million, or 29.1%, an increase in noncomparable and new store sales of $50.2 million, an increase in direct-to-consumer sales of $18.2 million, or 97.4%, and an increase in net sales at Free People wholesale of $3.4 million or 37.3%.

Urban Outfitters and Anthropologie experienced an increase in comparable store sales for the six months ended July 31, 2004 of 29.8% and 28.3%, respectively, compared to the same period in fiscal 2004. The majority of comparable store sales increases were driven by an increase in the number of transactions recorded during the six months generated by additional customer traffic as well as modest increases in the average sales prices and number of items per transaction.

The increase in net sales attributable to noncomparable and new stores was the result of a 36.6% increase in the number of stores in operation that did not operate for the full comparable period last year.

Direct-to-consumer net sales increased as a result of increased customer response to our catalog solicitations and improved traffic flow through our web sites. Both the Anthropologie and Urban Outfitters direct businesses benefited from an increase in catalog circulation during the six months ended July 31, 2004, of 22% and 279% respectively, over the same period in fiscal year 2004. Customer response rates during the first half of the fiscal year increased 38.5% compared to the same period in the prior year.

The increase in our Free People wholesale business was driven by an increase in customer response to our seasonal fashion offerings during the first half of the year.

Our gross profit margin increased to 40.8% of net sales in the first six months of fiscal 2005 compared to 36.4% of net sales for the comparable period last year. The increase was primarily driven by the leveraging of occupancy costs due to the significant comparable store sale increases experienced during the first half of the year as well as improvements in initial margins resulting from better buying and sourcing of our products.

Selling, general and administrative expenses decreased to 23.5% of net sales in the first six months of fiscal 2005 compared to 25.0% for the comparable period last year. This improvement was primarily generated by the leveraging of store-related expenses as a result of the increase in comparable store sales. Total selling, general and administrative expenses were $84.4 million compared to $57.4 million in the prior year, an increase of $27.0 million or 47.0%. The increase is primarily related to store direct selling costs to operate 28 additional stores that were opened since January 31, 2003.

Net income for the six months ended July 31, 2004 increased by 135.7% to $37.4 million, or $0.45 per diluted common share, compared to $15.9 million, or $0.20 per diluted common share, for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $162.5 million at July 31, 2004, as compared to $139.5 million and $104.2 million at January 31, 2004 and July 31, 2003, respectively. Increases in cash, cash equivalents and marketable securities since July 31, 2003 were primarily a result of cash provided by operating activities. Our net working capital was $139.3 million at July 31, 2004, as compared to $118.1 million at January 31, 2004 and $92.9 million at July 31, 2003. The increase in net working capital is primarily due to the increase in our cash and cash equivalents, short-term marketable securities and inventories, which have increased in order to support our growth.

We mainly satisfy our cash requirements through our cash flow from operations. We plan to construct 11-14 additional stores during the remainder of this fiscal year for a total of 24 to 27 new stores planned for the year, renovate certain existing stores, increase our catalog circulation by 40% to approximately 23 million catalogs and purchase inventory for our stores and direct business. In connection with our construction and renovation plans, we expect that capital expenditures for the current fiscal year will not exceed $60 million unless we incur expenses during fiscal 2005 relating to our planned build out or acquisition of an additional distribution center to expand the capacity of our Lancaster County facility. At the end of fiscal 2004, we believed such expansion would be operational in fiscal 2006, however, after conducting an initial search a permanent expansion may be delayed resulting in the lease of a temporary facility in fiscal 2006 until a proper permanent facility can be located or constructed. Both our new store and catalog investments have the ability to generate positive cash flow within a year. We believe that existing cash and marketable securities at July 31, 2004, together with future cash from operations and available credit under our line of credit facility, assuming renewal or replacement, will be sufficient to fund these current commitments as well as our cash needs at least through fiscal 2007.

On September 9, 2003, we renewed and amended our line of credit facility (the “Line”). The Line is a one-year $30.0 million committed line of credit to fund working capital requirements and letters of credit. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 1.25% to 1.75% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage, adjusted debt and minimum tangible net worth, limits capital expenditures and share repurchase and prohibits the payment of cash dividends on our common shares. As of July 31, 2004, we were in compliance with all covenants under the Line. As of and during the three months ended July 31, 2004, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $22.4 million as of July 31, 2004. The available borrowing under the Line was approximately $7.6 million as of July 31, 2004. The Line was extended on September 9, 2004, with Wachovia Bank, and will expire on September 30, 2004. The Company plans to renew the Line prior to its expiration.

OTHER MATTERS

Seasonality and Quarterly Results

While we have been profitable in each of our last 58 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While the comparable store sales trend for the three and six months ended July 31, 2004 and subsequent to that date has continued to exceed our plan, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of July 31, 2004, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, auction rate preferred stock rated AA or better and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Item 4.     Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 1, 2004. The following items reflect the matters that were voted upon and the results of each vote.

The following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

Name	For	Withheld
Richard A. Hayne	31,596,787	6,629,102
Scott A. Belair	31,218,935	7,006,954
Harry S. Cherken, Jr.	31,766,040	6,459,849
Joel S. Lawson III	35,382,701	2,843,188
Robert H. Strouse	36,428,655	1,797,234
Glen T. Senk	32,226,714	5,999,175

The following matters were approved and received the number of votes set forth opposite each respective item:

	For	Against	Withheld
Amend Articles of Incorporation	27,091,828	11,115,275	18,787
Adopt Urban Outfitters 2004 Stock Incentive Plan	21,246,486	13,220,310	3,759,094

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation.

3.2	*	Amendment No. 1 to Amended and Restated Articles of Incorporation.

3.3		Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2	**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

(b) Reports on Form 8-K that were filed during the second quarter of Fiscal 2005.

On May 18, 2004, the Company filed a Current Report on Form 8-K, dated May 13, 2004, under Item 12, in which the Company furnished non-public information regarding the Company’s earnings for the three months ended April 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2004

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: September 9, 2004

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees Chief Financial Officer