Form 10-Q
period 2004-10-31
URBAN OUTFITTERS INC
filed 2004-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2004

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

Common stock, $0.0001 par value—81,330,144 shares outstanding on November 30, 2004.

PART I

FINANCIAL INFORMATION

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	October 31, 2004	January 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,413	$37,144	$14,446
Marketable securities	81,502	50,029	44,494
Accounts receivable, net of allowance for doubtful accounts of $911, $651 and $705, respectively	13,635	6,711	6,478
Inventories	112,893	63,247	72,213
Prepaid expenses, deferred taxes and other current assets	26,006	18,704	14,771

Total current assets	239,449	175,835	152,402
Property and equipment, net	148,026	121,919	123,023
Marketable securities	67,099	52,315	48,714
Deferred taxes and other assets	9,548	9,526	8,863

	$464,122	$359,595	$333,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,744	$27,353	$31,260
Accrued expenses, accrued compensation and other current liabilities	38,280	30,409	28,004

Total current liabilities	82,024	57,762	59,264
Deferred rent and other liabilities	12,101	11,703	11,190

Total liabilities	94,125	69,465	70,454

Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 81,221,292, 79,776,542 and 79,000,144 shares issued and outstanding, respectively	8	8	8
Additional paid-in capital	104,761	83,279	74,997
Unearned compensation	(5,349)	—	—
Retained earnings	268,318	204,905	186,476
Accumulated other comprehensive income	2,259	1,938	1,067

Total shareholders’ equity	369,997	290,130	262,548

	$464,122	$359,595	$333,002

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net sales	$216,353	$142,331	$576,127	$372,238
Cost of sales, including certain buying, distribution and occupancy costs	124,895	85,520	337,757	231,846

Gross profit	91,458	56,811	238,370	140,392
Selling, general and administrative expenses	48,276	33,333	132,672	90,753

Income from operations	43,182	23,478	105,698	49,639
Other income, net	576	198	878	692

Income before income taxes	43,758	23,676	106,576	50,331
Income tax expense	17,722	9,589	43,163	20,384

Net income	$26,036	$14,087	$63,413	$29,947

Net income per common share:
Basic	$0.32	$0.18	$0.79	$0.38

Diluted	$0.31	$0.17	$0.76	$0.37

Weighted average common shares and common share equivalents outstanding:
Basic	81,047,615	78,888,858	80,563,086	78,248,780

Diluted	84,076,256	81,507,826	83,407,996	80,257,298

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Comprehensive Income (Loss)		Common Shares		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Quarter	Year to- Date	Number of Shares	Par Value
Balances at February 1, 2004			79,776,542	$8	$83,279	$—	$204,905	$1,938	$290,130
Net Income	$26,036	$63,413	—	—	—	—	63,413	—	63,413
Foreign currency translation	180	409	—	—	—	—	—	409	409
Unrealized gain/(loss) on marketable securities, net	296	(88)	—	—	—	—	—	(88)	(88)

Comprehensive income	$26,512	$63,734

Restricted stock issued			200,000	—	5,766	(5,766)	—	—	—
Amortization of unearned compensation			—	—	—	417	—	—	417
Exercise of stock options			1,244,750	—	5,676	—	—	—	5,676
Tax effect of exercises			—	—	10,040	—	—	—	10,040

Balances at October 31, 2004			81,221,292	$8	$104,761	$(5,349)	$268,318	$2,259	$369,997

Balances at February 1, 2003			77,526,544	$8	$67,156	$—	$156,529	$692	$224,385
Net income	$14,087	$29,947	—	—	—	—	29,947	—	29,947
Foreign currency translation	563	452	—	—	—	—	—	452	452
Unrealized gain/(loss) on marketable securities, net	65	(77)	—	—	—	—	—	(77)	(77)

Comprehensive income	$14,715	$30,322

Exercise of stock options			1,473,600	—	5,896	—	—	—	5,896
Tax effect of exercises			—	—	1,945	—	—	—	1,945

Balances at October 31, 2003			79,000,144	$8	$74,997	$—	$186,476	$1,067	$262,548

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net income	$63,413	$29,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,347	16,055
Tax benefit of stock option exercises	10,040	1,945
Stock-based compensation expense	417	—
Changes in assets and liabilities:
Increase in receivables	(6,914)	(3,213)
Increase in inventories	(49,590)	(23,355)
Increase in prepaid expenses and other assets	(7,309)	(1,709)
Increase in payables, accrued expenses and other liabilities	24,627	11,926

Net cash provided by operating activities	55,031	31,596

Cash flows from investing activities:
Capital expenditures	(44,755)	(24,245)
Purchases of marketable securities	(349,519)	(248,708)
Sales and maturities of marketable securities	301,649	216,647

Net cash used in investing activities	(92,625)	(56,306)

Cash flows from financing activities:
Exercise of stock options	5,676	5,896

Net cash provided by financing activities	5,676	5,896

Effect of exchange rate changes on cash and cash equivalents	187	133

Decrease in cash and cash equivalents	(31,731)	(18,681)
Cash and cash equivalents at beginning of period	37,144	33,127

Cash and cash equivalents at end of period	$5,413	$14,446

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

The retail portion of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

All relevant amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto have been restated to reflect the stock splits for all periods presented.

3.    Reclassification

Certain auction rate securities have been reclassified from cash equivalents to short-term marketable securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

Based upon the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term marketable securities for each of the periods presented in the accompanying condensed consolidated balance

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheets. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included in the accompanying Condensed Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

4.     Marketable Securities

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class were as follows:

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
As of October 31, 2004
Municipal bonds:
Maturing in less than one year	$23,605	$(102)	$23,503
Maturing after one year through four years	64,105	(6)	64,099

	87,710	(108)	87,602

Auction rate instruments:
Maturing in less than one year	57,999	—	57,999
Maturing after one year through two years	3,000	—	3,000

	60,999	—	60,999

	$148,709	$(108)	$148,601

As of January 31, 2004
Municipal bonds:
Maturing in less than one year	$11,567	$12	$11,579
Maturing after one year through four years	45,347	(32)	45,315

	56,914	(20)	56,894

Auction rate instruments:
Maturing in less than one year	38,450	—	38,450
Maturing after one year through two years	7,000	—	7,000

	45,450	—	45,450

	$102,364	$(20)	$102,344

As of October 31, 2003
Municipal bonds:
Maturing in less than one year	$9,127	$17	$9,144
Maturing after one year through four years	46,735	(21)	46,714

	55,862	(4)	55,858

Auction rate instruments:
Maturing in less than one year	35,350	—	35,350
Maturing after one year through four years	2,000	—	2,000

	37,350	—	37,350

	$93,212	$(4)	$93,208

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Line of Credit Facility

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35.0 million revolving credit facility with an accordion feature allowing an increase to $50.0 million at the Company’s discretion. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of October 31, 2004, the Company is in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2004, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $23.4 million as of October 31, 2004. The available borrowing under the Line was $11.6 million as of October 31, 2004.

6.    Commitments and Contingencies

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

7.    Stock Based Employee Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 1995, the FASB issued SFAS No. 123, which established a fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 123.

The Company may make restricted stock awards to employees, non-employee directors and consultants. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment with the Company or the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation is recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income—as reported	$26,036	$14,087	$63,413	$29,947
Add: Stock based employee compensation expense included in the determination of net income as reported, net of related tax effect	177	—	248	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(11,493)	(1,463)	(17,442)	(3,281)

Net income—pro forma	$14,720	$12,624	$46,219	$26,666

Net income per common share—basic—as reported	$0.32	$0.18	$0.79	$0.38

Net income per common share—basic—pro forma	$0.18	$0.16	$0.57	$0.34

Net income per common share—diluted—as reported	$0.31	$0.17	$0.76	$0.37

Net income per common share—diluted—pro forma	$0.18	$0.16	$0.56	$0.33

8.    Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Basic weighted average shares outstanding	81,047,615	78,888,858	80,563,086	78,248,780
Effect of dilutive options	3,028,641	2,618,968	2,844,910	2,008,518

Diluted weighted average shares outstanding	84,076,256	81,507,826	83,407,996	80,257,298

For the three months ended October 31, 2004 and 2003, there were no options outstanding that were not included in our computation of diluted “weighted average common shares and common share equivalents outstanding”. Options to purchase 701,000 and 100,000 common shares were outstanding for the nine months ended October 31, 2004 and 2003, respectively, but were not included in our computation, as their effect would have been anti-dilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Segment Reporting

Urban Outfitters is a national retailer of lifestyle-oriented general merchandise consisting of 134 stores as of October 31, 2004, operating under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and three web sites. Net sales from this retail segment accounted for over 96% of total consolidated net sales for the three and nine months ended October 31, 2004 and 2003. The remainder was derived from our wholesale division that manufactures and distributes apparel to the Company’s retail segment and to approximately 1,100 specialty retailers and department stores worldwide.

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

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net sales
Retail operations	$208,072	$137,101	$555,268	$357,842
Wholesale operations	9,062	5,946	22,491	16,138
Intersegment elimination	(781)	(716)	(1,632)	(1,742)

Total net sales	$216,353	$142,331	$576,127	$372,238

Income from operations
Retail operations	$42,930	$23,991	$107,734	$51,096
Wholesale operations	2,005	376	4,286	1,240
Intersegment elimination	(77)	(128)	(230)	(291)

Total segment operating income	44,858	24,239	111,790	52,045
General corporate expenses	(1,676)	(761)	(6,092)	(2,406)

Total income from operations	$43,182	$23,478	$105,698	$49,639

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 31, 2004	January 31, 2004	October 31, 2003
Property and equipment, net
Retail operations	$146,970	$120,948	$122,146
Wholesale operations	1,056	971	877

Total property and equipment, net	$148,026	$121,919	$123,023

Inventories
Retail operations	$109,359	$60,571	$70,389
Wholesale operations	3,534	2,676	1,824

Total inventories	$112,893	$63,247	$72,213

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon our domestic and foreign operations, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net sales
Domestic operations	$203,908	$136,172	$546,879	$356,372
Foreign operations	12,445	6,159	29,248	15,866

Total net sales	$216,353	$142,331	$576,127	$372,238

	October 31, 2004	January 31, 2004	October 31, 2003
Property and equipment, net
Domestic operation	$131,684	$109,485	$112,307
Foreign operations	16,342	12,434	10,716

Total property and equipment, net	$148,026	$121,919	$123,023

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

OVERVIEW

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2005 will end on January 31, 2005.

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel business. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores. In addition, Urban Outfitters and Anthropologie offer merchandise through our direct-to-consumer operations, which consist of a catalog and web site for each of these brands. Also our Free People brand launched its new web site during the third quarter of fiscal 2005. Our wholesale segment consists of our Free People Wholesale division.

A store is included in comparable store net sales data, as presented in this discussion, when it has been open at least one year and it has not been materially expanded or remodeled within that year or has not been operating at its full capacity. A store is considered non-comparable when, in general, the store had no comparable prior year sales. Non-store sales, such as catalog, internet and wholesale sales, are also considered non-comparable.

Our comparable store sales, thus far in the fourth quarter of fiscal 2005, remain significantly ahead of our plan. Increases to comparable stores sales help leverage costs that are fixed in nature, including occupancy and the store management payroll portion of selling expenses. If our total comparable store sales rates were to decrease significantly or become negative, it is more than likely that our occupancy costs and selling expenses as a percentage of revenue could be negatively impacted. Any of our business risk factors could impact our sales, and accordingly, our occupancy costs and selling expenses could de-leverage. It is reasonably likely that a significant decrease in the comparable store sales rates or a negative comparable store sale rate will have a material adverse effect on our financial condition or results of operations.

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

We plan to grow our store base by approximately 20% per year. We may not be successful in expanding our business and opening new retail stores. Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis. Our operating complexity and management responsibilities will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operations, including our distribution and business support infrastructures, and expand, train and manage our employee base. In addition, we may be unable to hire a sufficient number of qualified personnel to work in our new stores or to successfully integrate the stores into our business.

Our expansion prospects also depend on a number of other factors, many of which are beyond our control, including, among other things:

•	competition;

•	the availability of capital to invest in new stores and infrastructure;

•	working capital requirements to fund operations;

•	the availability of suitable sites for new store locations on acceptable lease terms; and

•	the availability of inventory.

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

Retail Stores

As of October 31, 2004, we operated 71 Urban Outfitters stores (“Urban Retail”) of which 64 were located in the United States, 2 in Canada, 4 in the United Kingdom and 1 in Ireland. Urban Retail targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales accounted for approximately 44% and 4% of consolidated net sales, respectively, for the nine months ended October 31, 2004, as compared to 47% and 3% for the nine months ended October 31, 2003.

We operated 62 Anthropologie stores as of October 31, 2004, all of which were located in the United States. Anthropologie tailors its merchandise to sophisticated contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years in the United States. Anthropologie store sales accounted for approximately 38% of consolidated net sales for the nine months ended October 31, 2004 and 2003.

Our Free People retail store is located in Paramus, New Jersey and primarily offers Free People branded women’s merchandise targeted to young contemporary women. We plan to open a limited number of additional stores in the United States over the next several years, including one store in the fourth quarter of fiscal 2005. Free People’s retail store sales accounted for less than 1% of consolidated net sales for the nine months ended October 31, 2004 and 2003.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. We believe that this catalog has been instrumental in building brand awareness with our target customers. We plan to circulate approximately 16.0 million catalogs during fiscal 2005 and we plan to increase the level of catalog circulation over the next few years. During the first nine months of fiscal 2005, Anthropologie distributed approximately 12.0 million catalogs.

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

Urban Outfitters also launched a commerce enabled internet website in May 2000, www.urbanoutfitters.com. The web site captures the spirit of the store by offering a similar selection of merchandise to that found in the store. We believe the web site enhances the reputation and increases recognition of this brand with its target customers, as well as contributes to the strength of Urban Outfitters store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. We believe this catalog has expanded our distribution channels and increased brand awareness. Based on the overwhelmingly positive customer response we received to the catalog in fiscal 2004, we plan to expand circulation to approximately 10.0 million catalogs in fiscal 2005, of which approximately 7.0 million copies were distributed during the first nine months of fiscal 2005.

Free People has successfully launched its own Internet web site that accepts orders directly from consumers, www.freepeople.com, was launched in October 2004. The web site captures the spirit of the store by offering a similar selection of merchandise to that found in the store. As with the web sites of our other brands, we believe the Free People website enhances the reputation and increases recognition of this brand with its target customers, as well as contributes to the strength of Free People Wholesale and store operations.

Direct-to-consumer sales were approximately 10% of consolidated net sales for the nine months ended October 31, 2004, as compared to 8% for the nine months ended October 31, 2003.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Urban Outfitters and our own Free People store. Free People wholesale sales accounted for approximately 4% of consolidated net sales for the nine months ended October 31, 2004 and 2003.

New Stores

During the nine months ended October 31, 2004, we have opened ten new Anthropologie stores and ten new Urban Outfitters stores. We plan to open approximately four to eight additional new stores during the remainder of the fiscal year, including one new Free People store. The new stores, with the exception of our planned Free People store, will be divided approximately evenly between Urban Outfitters and Anthropologie. We plan to add new store units at a rate of approximately 20% per annum. Through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations, our goal is to increase net sales in excess of 20% per year.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe, based only on our physical observations, the increases in our key sales metrics, as discussed in our Results of Operations, correlate to an increase in customer traffic. We believe this may be caused by a combination of positive response to our brands’ fashion offerings, our web advertising, additional circulation of our catalogs and an overall growth in brand recognition as we expand our store base, including expansion into enclosed malls and specialty retail centers. Any significant change in the business risk factors, some of which are discussed above, may affect our sales and may have a material effect on our financial condition or results of operations.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable is negligible and mainly results from returned checks or unauthorized credit card charges. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, additional sales returns would be recorded in the future.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of October 31, 2004, January 31, 2004 and October 31, 2003 totaled $112.9 million, $63.2 million and $72.2 million, respectively, representing approximately 24.3%, 17.6% and 21.7% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

We rely heavily on our ability to identify changes in fashion. Our inability to reasonably determine these changes may lead to higher seasonal inventory levels and a future need to increase markdowns to liquidate our inventory. We take measures to mitigate this risk, including designing goods in-house in conjunction with buying our goods from the open market. We use our catalogs to help predict the fashion appropriateness of seasonal merchandise in our stores. Our reserves related to adjusting the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods are consistent. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Net property and equipment as of October 31, 2004, January 31, 2004 and October 31, 2003 totaled $148.0 million, $121.9 million and $123.0 million, respectively, representing 31.9%, 33.9% and 36.9% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. We review all store locations on a periodic basis, however we generally allow a three year period to occur from the date a new store location has opened before we consider it for impairment. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data, operating margin improvement trends and current fashion trends are all considered in determining whether our investment in a new store has possibly become impaired. For the nine months ended October 31, 2004 and 2003, as well as for fiscal 2004, we had no write-down of long-lived assets.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. We determine our provision for income taxes based on tax laws currently in effect. Legislative changes currently proposed by certain states in which we operate, if enacted, could increase the transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense, which could have a material adverse effect on our results of operations.

The temporary differences between the treatment of items for tax and accounting purposes result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2004, January 31, 2004 and October 31, 2003 totaled approximately $13.8 million, $13.8 million and $12.7 million, respectively, representing approximately 3.0%, 3.8% and 3.8% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The following table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	57.7	60.1	58.7	62.3

Gross profit	42.3	39.9	41.3	37.7
Selling, general and administrative expenses	22.3	23.4	23.0	24.4

Income from operations	20.0	16.5	18.3	13.3
Other income, net	0.2	0.1	0.2	0.2

Income before income taxes	20.2	16.6	18.5	13.5
Income tax expense	8.2	6.7	7.5	5.5

Net income	12.0%	9.9%	11.0%	8.0%

THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO

THREE MONTHS ENDED OCTOBER 31, 2003

Net sales increased by 52.1% during the three months ended October 31, 2004 to $216.4 million from $142.3 million for the same period last year. The $74.1 million increase during the third quarter of fiscal 2005 was the result of an increase in noncomparable and new store sales of $37.8 million, an increase in comparable store sales of $22.4 million, or 18.2%, an increase in direct-to-consumer sales of $10.8 million, or 85.3%, and an increase in net wholesale sales at Free People of $3.1 million or 58.2%.

Urban Outfitters, Anthropologie and Free People experienced an increase in comparable store sales for the third quarter of fiscal 2005 of 15.5%, 22.4% and 48.3%, respectively, compared to the third quarter of fiscal 2004. The increase was driven primarily by an increase in the number of transactions recorded and a moderate increase in the average unit retail price and the number of items sold per transaction.

The increase in net sales attributable to noncomparable and new stores was the result of a 37.1% increase in the number of stores in operation that did not operate for the full comparable quarter last year.

Direct-to-consumer net sales increased as a result of increased customer response to our catalogs, solicitations and improved traffic flow through our web sites. During the third quarter of fiscal 2005, both the Anthropologie and Urban Outfitters direct businesses benefited from an increase in catalog circulation of 16% and 88%, respectively, over the third quarter of fiscal year 2004. In addition, customer response rates during the quarter increased 28% compared to the same period in the prior fiscal year. Furthermore, in the fourth quarter of fiscal 2004, Urban Outfitters successfully launched an enhanced version of its www.urbanoutfitters.com web site to provide our customers greater functionality and increased speed. We believe the improvements helped to increase our response rate. Also during October 2004, Free People successfully launched its Internet web-site. Viewership and sales at this site are running well ahead of plan.

The increase in our Free People wholesale business was driven by an increase in customer response to our fall and holiday fashion offerings, which led to an increase in the average order value.

Our gross profit margin rose to 42.3% of net sales in the third quarter of fiscal 2005 compared to 39.9% of net sales for the comparable period last year. This increase was primarily driven by the leveraging of occupancy costs due to the significant comparable store sale increases as well as improvements to the initial cost of goods resulting from better buying and sourcing of our products.

Selling, general and administrative expenses decreased to 22.3% of net sales in the third quarter of fiscal 2005 compared to 23.4% for the comparable quarter last year. This improvement was primarily generated by the leveraging of selling expenses as a result of the increase in comparable store sales. Total selling, general and administrative expenses increased by $14.9 million or, 44.8% during the third quarter of fiscal 2005, compared to the comparable period in fiscal 2004 and is primarily related to store direct selling costs, as well as general and administrative costs to operate 31 additional stores that were opened since the end of the second quarter of fiscal 2004.

Net income for the quarter ended October 31, 2004 increased by 84.8% to $26.0 million, or $0.31 per diluted common share, compared to $14.1 million, or $0.17 per diluted common share, for the comparable quarter last year.

NINE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO

NINE MONTHS ENDED OCTOBER 31, 2003

Net sales increased by 54.8% during the nine months ended October 31, 2004 to $576.1 million from $372.2 million for the comparable period last year. The $203.9 million increase over the same nine month period in fiscal 2004 was the result of an increase in noncomparable and new store sales of $88.0 million, an increase in comparable store sales of $80.4 million, or 25.6%, an increase in direct-to-consumer sales of $29.0 million, or 92.4%, and an increase in net sales at Free People wholesale of $6.5 million or 44.9%.

Urban Outfitters, Anthropologie, and Free People experienced an increase in comparable store sales for the nine months ended October 31, 2004 of 25.0%, 27.0% and 47.4%, respectively, compared to the comparable period in fiscal 2004. The majority of comparable store sales increases were driven by an increase in the number of transactions recorded during the nine months generated by additional customer traffic as well as a modest increase in the number of items per transaction and average sales prices.

The increase in net sales attributable to noncomparable and new stores was the result of a 44.6% increase in the number of stores in operation that did not operate for the full comparable period last year.

Direct-to-consumer net sales increased as a result of increased customer response to our catalogs, solicitations and improved traffic flow through our web sites. Both the Anthropologie and Urban Outfitters direct businesses benefited from an increase in catalog circulation which increased 19% and 256% respectively, over the same period in fiscal year 2004. In addition, customer response rates during the first nine months of the fiscal year increased 41% compared to the same period in the prior year. Furthermore, Urban Outfitters successfully launched an enhanced version of its www.urbanoutfitters.com web site during the fourth quarter of fiscal 2004 to provide our customers greater functionality and increased speed, which we believe also improved our response rate. During the third quarter of fiscal 2005, Free People successfully launched its commerce-enabled website. Viewership and sales at this site are running well ahead of plan.

The increase in our Free People wholesale business was driven by an increase in customer response to our seasonal fashion offerings.

Our gross profit margin increased to 41.3% of net sales in the first nine months of fiscal 2005 compared to 37.7% of net sales for the comparable period last year. The increase was primarily driven by the leveraging of occupancy costs due to the significant comparable store sale increases experienced during the first nine months of the year as well as improvements to the initial cost of goods sold resulting from better buying and sourcing of our products.

Selling, general and administrative expenses decreased to 23.0% of net sales in the first nine months of fiscal 2005 compared to 24.4% for the comparable period last year. This improvement was primarily generated by the leveraging of store-related expenses as a result of the increase in comparable store sales. Total selling, general and administrative expenses increased by $41.9 million or, 46.2% during the first nine months of fiscal 2005, compared to the comparable period in fiscal 2004 and is primarily related to store direct selling costs, as well as general and administrative costs to operate 41 additional stores that were opened since January 31, 2003.

Net income for the nine months ended October 31, 2004 increased by 111.8% to $63.4 million, or $0.76 per diluted common share, compared to $29.9 million, or $0.37 per diluted common share, for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $154.0 million at October 31, 2004, as compared to $139.5 million and $107.7 million at January 31, 2004 and October 31, 2003, respectively. Increases in cash, cash equivalents and marketable securities since October 31, 2003 were primarily a result of cash provided by operating activities. Our net working capital was $157.4 million at October 31, 2004, as compared to $118.1 million at January 31, 2004 and $93.1 million at October 31, 2003. The increase in net working capital is primarily due to the increase in our cash and cash equivalents, short-term marketable securities and inventories. Inventories have increased primarily due to the increase in the number of stores in operation.

We mainly satisfy our cash requirements through our cash flow from operations. By the end of fiscal 2005, we plan to construct four to eight additional stores through the remainder of fiscal 2005 for a total of 24 to 28 new stores for the fiscal year, renovate certain existing stores, increase our catalog circulation by approximately 61% to approximately 26.4 million catalogs and purchase inventory for our stores and direct business. In connection with our construction and renovation plans, we expect that capital expenditures for the current fiscal year will not exceed $55.0 million. Both our new store and catalog investments have the ability to generate positive cash flow within the year. We believe that existing cash, cash equivalents and marketable securities at October 31, 2004, together with future cash from operations and available credit under our line of credit facility, assuming renewal or replacement, will be sufficient to fund these current commitments as well as our cash needs at least through fiscal 2007.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35.0 million revolving credit facility with an accordion feature allowing an increase to $50.0 million at our discretion. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of October 31, 2004, we were in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2004, there were no borrowings under the Line or under the prior credit facility which expired on September 30, 2004. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $23.4 as of October 31, 2004. The available borrowing under the Line was $11.6 as of October 31, 2004.

Included in our investment portfolio are auction rate securities which are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalent, to short-term marketable securities for the periods presented.

OTHER MATTERS

Seasonality and Quarterly Results

While we have been profitable in each of our last 59 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While the comparable store sales trend for the three and nine months ended October 31, 2004 and subsequent to that date, significantly exceeded our plan, results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

Sarbanes-Oxley Act of 2002: Section 404 Compliance

We are evaluating our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expense. While we anticipate being able to fully comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations because there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common shares.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the following types of market risks: fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company’s inventory turn rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of October 31, 2004, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, auction rate securities rated AA or better and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.    Exhibits

(a) Exhibits

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2		Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3		Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.1	*	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2	**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2004

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: December 10, 2004

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees Chief Financial Officer