Form 10-K
period 2005-01-31
URBAN OUTFITTERS INC
filed 2005-04-18
CIK 912615

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

Registrant’s telephone number, including area code: (215) 564-2313

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,138,680,902

The number of shares outstanding of the registrant’s common stock on April 5, 2005 was 81,825,736.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for registrant’s 2005 Annual Meeting of Shareholders.

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

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are an innovative lifestyle merchandising company that operates specialty retail stores under the Urban Outfitters, Anthropologie and Free People brands, as well as a wholesale division under the Free People brand. We have over 30 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbanoutfitters.com, www.anthropologie.com and www.freepeople.com, and Urban Outfitters and Anthropologie catalogs. We have achieved compounded annual sales growth of 24% over the past five years, with sales of approximately $827.8 million in fiscal 2005.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We opened our first Free People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002.

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

On June 1, 2004, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on or about July 9, 2004 to shareholders of record as of June 22, 2004. All relevant amounts included in this annual report, as well as in the accompanying consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented. In addition, at the Company’s annual meeting on June 1, 2004, our shareholders approved a proposal to amend our Articles of Incorporation, which resulted in an increase in the number of authorized common shares to 200,000,000.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2005 ended on January 31, 2005.

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 10,000 square feet of selling space, and typically carry 30,000 to 35,000 stock keeping units, or SKUs. Our stores are located in large metropolitan areas, select university communities as well as enclosed malls and accommodate our customers’ propensity not only to shop, but also to congregate with their peers. In fiscal 2005, we circulated approximately 10 million Urban Outfitters catalogs in an effort to expand our distribution channels and increase brand awareness. We plan to expand circulation to at least 11 million catalogs in fiscal 2006. As of January 31, 2005, we operated 75 Urban Outfitters stores in the United States, Canada, the United Kingdom, Scotland and Ireland, as well as the www.urbanoutfitters.com web site and the Urban Outfitters catalog. We plan to open 14 to 16 new Urban Outfitters stores in fiscal 2006. Urban Outfitters’ North American and European store sales accounted for approximately 43% and 4% of consolidated net sales, respectively, for fiscal 2005.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 8,000 square feet of selling space, typically carry 20,000 to 25,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. During fiscal 2005, we circulated approximately 16 million catalogs and plan to expand circulation to approximately 19 million catalogs in fiscal 2006. As of January 31, 2005, we operated 65 Anthropologie stores in the United States, as well as the www.anthropologie.com web site and the Anthropologie catalog. We plan to open 14 to 16 new Anthropologie stores in fiscal 2006. Anthropologie’s store sales accounted for approximately 39% of consolidated net sales for fiscal 2005.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, accessories and gifts. Our first Free People retail store opened in November 2002 and is located in the Garden State Plaza Mall in Paramus, New Jersey. We opened a second Free People store in Arlington, Virginia during December 2004. We plan to open two to three new Free People stores in fiscal 2006. Free People retail stores average approximately 2,000 square feet and carry approximately 1,600 SKUs. The retail channel of Free People exposes both our wholesale accounts and retail customers to the full Free People product assortment and store environment. We also distribute our Free People products in department stores using a shop-within-shops sales model. We implemented this model in a select Marshall Fields and a select Bloomingdale’s store during fiscal 2004. Based on the success of this format, we plan to expand this model to three additional stores in fiscal 2006. We believe that the shop-within-shops model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening our brand image. Free People retail store sales accounted for less than 1% of our consolidated net sales for fiscal 2005.

We launched our Free People web site, www.freepeople.com, in the third quarter of fiscal 2005. Initial customer response to our web site has exceeded our initial plan and we will continue to make strategic investments to market the direct-to-consumer channel of Free People by expanding the web site and merchandise assortment and potentially testing a catalog during fiscal 2006.

Wholesale Segment

Free People began as a wholesale division and was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive pricing in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Nordstrom, Urban Outfitters and its own Free People stores. Free People currently sells its merchandise under the Free People label. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends that help us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City and Los Angeles. Free People wholesale sales accounted for approximately 3% of consolidated net sales for fiscal 2005.

In addition to selling its merchandise to specialty retailers, Free People wholesale also provides production and design services to our retail segment. Free People employs its own senior and creative management staff, but shares support services with the retail segment.

Store Environment

We create a unified environment in our stores that establishes an emotional bond with the customer. Every element of the environment is tailored to the aesthetic preferences of our target customers. Through creative design, much of the existing retail space is modified to incorporate a mosaic of fixtures, finishes and revealed architectural details. In our stores, merchandise is integrated into a variety of creative vignettes and displays designed to offer our customers an entire look at a distinct lifestyle. This dynamic visual merchandising and display technique provides the connection among the grand scale store design, the merchandise and the customer. Essential components of the ambience of each store may include playing music that appeals to our target customers, using unique signage and employing a staff that understands and identifies with the target customer.

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are typically placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2005 were located in more traditional specialty centers. We also have several Anthropologie stores located in traditional enclosed shopping malls. We plan a similar Anthropologie location expansion strategy in fiscal 2006.

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2005 were in traditional enclosed shopping malls. We believe these Urban Outfitters mall stores have a faster return on investment and are more productive than their non-mall counterparts. We are planning to open the majority of new Urban Outfitters stores in enclosed mall locations in fiscal 2006.

Our first Free People retail store was opened in an enclosed shopping mall in fiscal 2003 and our second store, which opened in December 2004, is located in a specialty retail center. Free People retail stores average approximately 2,000 selling square feet. We expect the majority of Free People stores opening in fiscal 2006 to be located in traditional enclosed shopping malls and will consider additional location formats, including upscale street locations and specialty retail centers, as future potential formats.

Buying Operations

Maintaining a constant flow of fresh, fashionable merchandise for our retail segment is critically important to the on-going performance of our stores and direct-to-consumer operations. We maintain our own buying organizations that select and develop products to satisfy our target customers and provide us with the appropriate amount of products at the correct time. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, the www.urbanoutfitters.com web site and the Urban Outfitters catalog offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings at our Anthropologie stores, the www.anthropologie.com web site and the Anthropologie catalog include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail store offers a showcase for casual apparel, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores several times a week. The wide breadth of merchandise offered by our retail segment includes national brands, as well as exclusive private label merchandise developed and designed by Free People, Urban Outfitters and Anthropologie. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Private label merchandise generally yields higher gross profit margins than brand name merchandise, and helps to keep our product offerings fresh and unique.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts, each with a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical store includes a visual manager, several departmental managers and a full and part-time sales and visual staff. The staff of a typical Anthropologie store also includes a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. Our Free People retail stores include a store manager, a visual coordinator and a full and part-time sales staff.

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

Catalogs and Web Sites

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering select merchandise most of which is also available in our Anthropologie stores. During fiscal 2005, Anthropologie catalog circulation was approximately 16 million. Furthermore, we believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand catalog circulation to approximately 19 million during fiscal 2006 and intend to increase the level of catalog circulation over the next few years.

Anthropologie operates a web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the traffic of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2005, Urban Outfitters catalog circulation was approximately 10 million. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand catalog circulation to at least 11 million during fiscal 2006 and intend to increase the level of catalog circulation over the next few years.

Urban Outfitters also operates a web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the store. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helping to support the traffic of Urban Outfitters store operations.

We successfully launched a new Free People web site during September of fiscal 2005. The web site, www.freepeople.com, exposes consumers to the entire Free People product assortment. Initial customer reaction to our web site has exceeded our initial plan, and we will continue to make strategic investments to increase the awareness of the direct-to-consumer channel of Free People by further expanding the web site and merchandise assortment and potentially testing a catalog during fiscal 2006.

Direct-to-consumer sales were approximately 11% of consolidated net sales for fiscal 2005.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2005, we did business with approximately 2,000 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. The majority of merchandise purchased by both our retail and our wholesale businesses is shipped directly to our 191,000 square foot distribution center in Lancaster County, Pennsylvania. We own the facility, which has an advanced computerized materials handling system, and is approximately 60 miles from our home offices in Philadelphia.

In April 2005, we executed a long term operating lease to utilize an additional 459,000 square foot distribution center located in Edgefield County, South Carolina. This building will significantly expand our distribution capacity and is located on 43.6 acres of land which will provide us with future opportunities for additional expansion if it becomes necessary. We have also agreed to purchase related warehouse machinery, equipment and personal property attached with the space, including a fully functional tilt tray sorter, for approximately $3 million. The property will initially provide space to accommodate all direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, call center operations and customer shipping. We believe the investment in this additional space and equipment will allow us to significantly improve our efficiency. We will continue to operate from the Lancaster facility until we have tested and are satisfied with the service capabilities of this new distribution center. We will consider further use of this space, as it pertains to the additional growth requirements of both of our retail and wholesale business, during fiscal 2006.

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

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a frame relay network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for nightly polling of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie and Urban Outfitters catalogs and three retail web sites, maintain separate software systems that manage the merchandise and customer information for the in-house call center order processing and fulfillment functions. To manage its needs, the Free People wholesale segment uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems. During fiscal 2004, we initiated new plans to enhance our existing systems and achieve greater efficiency within the transactional and analytical processes of our business. We expect these enhancements to improve the following areas: merchandise planning, assortment planning, allocation and replenishment; product sourcing calendar compression; store construction project management and business analysis. The majority of these initiatives were completed and placed in service during fiscal 2005. We expect to begin generating returns from these investments and will closely monitor their performance during fiscal 2006.

During fiscal 2005, we also evaluated the opportunity to upgrade our existing point of sale platform. This upgrade would include the replacement of our existing register software and tender processing switch, replacement of registers and related hardware and the addition of radio frequency equipment to be utilized in the store receiving and operations areas. We believe this upgrade will allow us to process customer transactions more quickly and efficiently, while reducing existing administration. This initiative will also result in advanced flexibility and customer service in the areas of locating inventory and accessing the direct-to-consumer channel within our retail stores. This new platform establishes better long-term technology resources and provides the opportunity and required infrastructure to enable our brands to consider implementing a Customer Relationship Management (“CRM”) system. During fiscal 2006, we will further evaluate the potential to utilize CRM. The Company’s Management approved proceeding with this initiative in early fiscal 2006 and expects to begin thoroughly testing and implementing this system during fiscal 2006. Implementation is expected to occur in a phased process through fiscal 2006 and is anticipated to be completed sometime during fiscal 2007. This system will not be placed in service until we successfully complete implementation and testing. We will maintain and operate the existing register system concurrently until we are satisfied that the new platform is functioning as designed. Management estimates the capital cost related to this upgrade will approximate $8 million over fiscal 2006 and 2007.

Competition

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that our Urban Outfitters, Anthropologie and Free People stores compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors.

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

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters,” “Anthropologie,” “Urban Renewal,” “Free People,” “Co-Operative,” “Ecote,” “Slant,” “Fink,” “Lucky Penny,” “Nap Time,” “365 Days,” “Stapleford,” “Character Hero,” “Idra” and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well.

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

Employees

As of January 31, 2005, we employed approximately 6,200 people, approximately 46% of whom are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work at the wholesale segment and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

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

Item 2. Properties

Our United States based home offices are located in Philadelphia, Pennsylvania and occupy approximately 36,000 square feet at 1809 Walnut Street, immediately adjacent to our Anthropologie store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street. Our direct-to-consumer offices and order processing call center are also located in Philadelphia and occupy approximately 5,600 square feet at 1700 Sansom Street. We also operate additional direct-to-consumer offices at 1701 Walnut Street in Philadelphia which occupy approximately 3,900 square feet. Our home office in the United Kingdom re-located during fiscal 2005 to 20 Market Place in London and occupies approximately 5,300 square feet of space. Our home offices and call center facilities are leased properties with varying lease term expirations through 2011, with the exception of our building at 235 South 17th Street which we own. We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. In April 2005, we executed an operating lease for an additional 459,000 square foot distribution center located in Edgefield County, South Carolina. We also utilize a distribution facility in Reno, Nevada operated by a third-party. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition. However, we plan to identify and utilize additional space over the next several years to accommodate our growth demands.

In April 2005, we acquired several buildings in the historic core of the Philadelphia Navy Yard, approximately five miles from our existing Philadelphia based home offices. This acquisition will allow for the efficient consolidation of our multiple Philadelphia based offices on one campus and should support our growth needs for at least the next ten years. The buildings are located at 5000 S. Broad Street, 1109 Admiral Peary Way, 5101 S. 16th Street, 5199 S. 16th Street and 1500 Kitty Hawk Avenue, which contains three buildings. Five of the buildings were purchased at a nominal price and two will be considered for long-term capital leases. Upon completion of certain improvements, the campus will provide office space of approximately 250,000 square feet. Options on several adjacent buildings are also available for at least the next ten years to allow for additional expansion if necessary. We expect to begin moving certain of our offices during the third quarter of fiscal 2006 and expect to complete the move of all offices no later than the end of fiscal 2007. We don’t believe there will be a material financial impact to earnings associated with vacating our current headquarters. We expect to expend between $40 and $50 million to improve the property, net of potential incentive credits, over the next three years, most of which will be capitalized and depreciated based on the useful life of the improvements and fixtures.

All of our Urban Outfitters, Anthropologie and Free People stores are leased and are well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open and leased at January 31, 2005 by Urban Outfitters, Anthropologie and Free People was approximately 727,000, 501,000 and 3,800, respectively. The average store selling square feet is approximately 10,000 for Urban Outfitters, approximately 8,000 for Anthropologie and approximately 2,000 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors. The following table shows the location of each of our existing retail stores, as of January 31, 2005, listed generally in the order that they were opened:

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION
North America

Philadelphia, PA 110 South 36th Street	Tempe, AZ 545 South Mill Ave.	Providence, RI 285 Thayer Street	Los Angeles, CA 1100 Westwood Blvd.

Cambridge, MA 11 J.F. Kennedy Street	Houston, TX 2501 University Blvd.	Dallas, TX 5331 E. Mockingbird Lane	Bloomington, MN Mall of America # W-122A

Philadelphia, PA 1627 Walnut Street	Montreal, PQ 1246 Ste. Catherine Street, W.	New Haven, CT 43 Broadway	Spring, TX 1201 Lake Woodlands Dr. #3022

New York, NY 628 Broadway	Toronto, ON 235 Yonge Street	Cincinnati, OH 2510 Ohio Avenue	Schaumburg, IL 5 Woodfield Shopping Ctr. #E-306

Washington, DC 3111 M Street, N.W.	Miami Beach, FL 653 Collins Avenue	New York, NY 526 Avenue of the Americas	Charlotte, NC 4400 Sharon Rd., #E-22

New York, NY 374 Avenue of the Americas	Boulder, CO 934 Pearl Street	Tampa, FL 1600 E. 8th Avenue, Suite A-121	Washington, DC 737 7th St. NW #E-306

Madison, WI 604 State Street	Bloomington, IN 530 E. Kirkwood Avenue	King of Prussia, PA 580 Mall Boulevard, #1013	Thousand Oaks, CA 310 W. Hillcrest Dr., #L 15

Ann Arbor, MI 231 S. State Street	San Diego, CA 665 Fifth Avenue	Atlanta, GA 3393 Peachtree Road, NE	Pittsburgh, PA 435 Cinema, Dr. #C 141

Boston, MA 361 Newbury Street	Columbus, OH 1782 N. High Street	Orlando, FL 4200 Conroy Road	Westlake, OH 33 Main St.

Minneapolis, MN 3006 Hennepin Ave., S.	New York, NY 162 2nd Avenue	Irvine, CA 81 Fortune Drive	Elmhurst, NY 90-15 Queens Blvd. #1069

Seattle, WA 401 Broadway, East	Los Angeles, CA 7650 Melrose Avenue	Houston, TX 5137 W. Alabama St., #7000	England, Ireland and Scotland

Berkeley, CA 2590 Bancroft Way	Burlington, VT 81 Church Street	Burbank, CA 330 N. San Fernando Blvd.	London, England 36-38 Kensington High Street

Santa Monica, CA 1440 Third Street Promenade	Lawrence, KS 1013 Massachusetts Street	Las Vegas, NV 3930 Las Vegas Blvd.	Dublin, Ireland 4 Cecilia St. & 7th Fownes St.

San Francisco, CA 80 Powell Street	East Lansing, MI 119 E. Grand River Ave.	Garden City, NY Roosevelt Field Mall #1107A	Glasgow, Scotland 157 Buchanan St.

Costa Mesa, CA 2930 Bristol Street	Miami, FL 5701 SW 72nd St., #146	Denver, CO 3000 E. 1st Ave., Cherry Creek	London, England 42-56 Earlham St., 7 Dials Wrhs

Chicago, IL 2352 N. Clark Street	Seattle, WA 1507 5th Avenue	Santa Cruz, CA 1401 Pacific Avenue	London, England 200 Oxford Street

Pasadena, CA 139 W. Colorado Blvd	Tucson, AZ 901 E. University Blvd.	Miami, FL 19575 Biscayne Blvd., #1655

Chicago, IL 935 N. Rush Street	Santa Barbara, CA 624 State Street	New Orleans, LA 400 N. Peters St. #102

Portland, OR 2320 N.W. Westover Road	New York, NY 72nd & Broadway	San Jose, CA 355 Santana Row, #1050

Austin, TX 2406 Guadalupe Street	Evanston, IL 921 Church Street	Lone Tree, CO 8401 Park Meadows Ctr. Dr. #1400

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION
Wayne, PA 201 W. Lancaster Ave.	Philadelphia, PA 1801 Walnut Street	Palo Alto, CA 999 Alma Street	Woodmere, OH 28829 Chagrin Blvd., Eton Collection

Rockville, MD 11500 Rockville Pike	Seattle, WA 1509 Fifth Avenue	San Jose, CA 356 Santana Row	Spring, TX 1201 Lake Woodlands Dr., #3012

Westport, CT 1365 Post Road, East	Tampa, FL 705 S. Dakota Avenue	Geneva, IL 122 Commons Drive	Charlotte, NC 4400 Sharon Rd., #P-02

Greenvale, NY 9 Northern Blvd.	Greenwich, CT 480 W. Putnam Avenue	McLean, VA 1701-M Galleria at Tysons II	Lone Tree, CO 8401 Park Meadows Ctr. Dr., #1665

New York, NY (SoHo) 375 West Broadway	San Francisco, CA 880 Market Street	Orlando, FL 4200 Conroy Road	Dunwoody, GA 4400 Ashford-Dunwoody Rd., NE, #2540

Santa Monica, CA 1402 Third Street Promenade	Scottsdale, AZ 15210 N. Scottsdale Road	Coral Gables, FL 330 San Lorenzo Avenue	Towson, MD 825 Dulaney Valley Rd., #4195

Newport Beach, CA 823 Newport Center Drive	Cincinnati, OH 2643 Edmonson Road	Edgewater, NJ 43 The Promenade	Plano, TX 6121 W. Park Blvd., #B-212

Chicago, IL 1120 N. State Street	West Palm Beach, FL 700 South Rosemary Avenue	Mt. Lebanon, PA 1500 Washington Rd., S. 2201	Portland, OR 1103 NW Couch St., Block 4

Highland Park, IL 1780 Green Bay Road	Miami Beach, FL 1108 Lincoln Road	Denver, CO 3000 E. 1st Ave., #1134	Schaumburg, IL 5 Woodfield Shopping Ctr. #N-326

Beverly Hills, CA 320 N. Beverly Drive	Minneapolis, MN 4999 France Avenue South	Richmond, VA 9200 Stony Point Pkwy. #139	Las Vegas, NV 3500 Las Vegas Blvd. S., #T11

Seattle, WA 2520 N.E. University Village, #120	Houston, TX 4066 Westheimer Road	Maple Grove, MN 12413 Elm Creek, Blvd., N.	South Windsor, CT 300 Evergreen Way, #316

Santa Barbara, CA 901 State Street	Kansas City, MO 531 Nichols Road	Pasadena, CA 340 S. Lake Avenue	Thousand Oaks, CA 502 W. Hillcrest Dr., #R 13-15

Birmingham, MI 214 West Maple Road	Columbus, OH 4235 The Strand	Princeton, NJ 3535 US 1, Market Fair #250	Short Hills, NJ 1200 Morris Tpk, #D 210

Boston, MA 799 Boylston Street	Salt Lake City, UT 116 South Rio Grande Street	Berkeley, CA 750 Hearst Avenue	Hendersen, NV 2275 Village Walk Dr.

Chestnut Hill, MA 300 Boylston Street	Woodcliff Lake, NJ 379 Chestnut Ridge Road	Palm Beach Gardens, FL 3101 PGA Blvd., P-209

New York, NY 85 Fifth Avenue	Los Angeles, CA 6301 W. 3rd Street, Suite J	Dallas, TX 1030 NorthPark Ctr., C-1-504

Atlanta, GA 3393 Peachtree Road, N.E.	White Plains, NY 125 Westchester Avenue, #3575	Dallas, TX 100 Highland Park Village, #105

Free People Stores

LOCATION	LOCATION
Paramus, NJ 2132 Garden State Plaza	Arlington, VA 2700 Clarendon Blvd., #16-C

Free People operates wholesale sales and showroom facilities in New York City and Los Angeles, which are leased through 2014 and 2007, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ National Market under the symbol “URBN.” The following table sets forth, for the periods indicated below, the reported high and low sale prices for our common shares as reported on the NASDAQ National Market.

Market Information

	High (1)	Low (1)
Fiscal 2005
Quarter ended April 30, 2004	$25.35	$19.85
Quarter ended July 31, 2004	$31.62	$22.12
Quarter ended October 31, 2004	$41.47	$25.88
Quarter ended January 31, 2005	$48.47	$37.86

Fiscal 2004
Quarter ended April 30, 2003	$7.63	$4.19
Quarter ended July 31, 2003	$10.22	$7.23
Quarter ended October 31, 2003	$17.08	$9.89
Quarter ended January 31, 2004	$21.05	$16.29

(1)	The prices for fiscal 2004 and for the quarter ended April 30, 2004 have been adjusted to reflect the two-for-one split of our common shares, which was effective July 9, 2004.

Holders

On March 28, 2005, the Company had 50,538 beneficial holders of its common shares.

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

	Fiscal Year Ended January 31,
	2005	2004	2003	2002	2001
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$827,750	$548,361	$422,754	$348,958	$295,333
Gross profit	338,750	213,473	150,791	113,647	95,331
Income from operations	148,366	80,706	45,399	25,498	17,878
Net income	90,489	48,376	27,413	15,007	10,495
Net income per common share—basic	$1.12	$0.62	$0.36	$0.22	$0.15
Weighted average common shares outstanding—basic	80,709,949	78,534,926	75,552,912	69,074,460	69,028,744
Net income per common share—diluted	$1.08	$0.60	$0.35	$0.22	$0.15
Weighted average common shares outstanding—diluted	83,651,725	80,831,138	77,553,808	69,753,828	69,099,320

Balance Sheet Data:
Working capital	$189,597	$118,073	$101,512	$41,319	$31,655
Total assets	556,684	384,502	296,303	207,331	178,522
Total liabilities	154,440	94,372	71,918	61,443	48,910
Capital lease obligations	60	271	471	609	—
Total shareholders’ equity	402,244	290,130	224,385	145,888	129,612

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the SEC. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel business. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores. In addition, Urban Outfitters and Anthropologie offer merchandise through our direct-to-consumer operations, which consist of a catalog and web site for each of these brands. Free People offers merchandise through a web site. Our wholesale segment consists of our Free People wholesale division.

A store is included in comparable store net sales data, as presented in this discussion, when it has been open at least one year, unless it was materially expanded or remodeled within that year or was not operating at its full capacity within that year. A store is considered non-comparable when, in general, the store had no comparable prior year sales. Non-store sales, such as catalog and internet sales, are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, the increases in our key sales metrics, as discussed in our results of operations, correlate to an increase in customer traffic. We believe this may be caused by a combination of positive response to our brands’ fashion offerings, our web advertising, additional circulation of our catalogs and an overall growth in brand recognition as we expand our store base, including expansion into enclosed malls and specialty retail centers. Any significant change in the business risk factors, some of which are discussed below, may affect our sales and may have a material effect on our financial condition or results of operations.

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

Our business segments are sensitive to economic conditions, consumer spending, fashion shifts, industry trends and demographic conditions. We are subject to seasonal variations and face numerous business risk factors. Consumer purchases of discretionary retail items and specialty retail products, which include our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations. There is a risk that consumer sentiment may turn negative due to economic and/or geo-political factors which could negatively impact our financial position and results of operations.

As of the date of this report, we have not identified any known trends in the economy, industry or demography that are reasonably likely to have a material effect on our financial condition or results of operations.

Our business is dependent upon our ability to predict fashion trends, customer preferences and other fashion-related factors. Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in part on management’s ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations. Compared to our retail segments, our wholesale business is more sensitive to changes in fashion trends because of longer lead times in the design and manufacture of its apparel. While we do not plan for mistakes in our fashion offering selections, our fashion decisions constitute a material risk and may have an adverse effect on our financial condition and results of operations.

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

Retail Stores

As of January 31, 2005, we operated 75 Urban Outfitters stores of which 68 were located in the United States, two in Canada, three in England, one in Scotland and one in Ireland (“Urban Retail”). During fiscal 2005, we opened 14 new Urban Outfitters stores, all of which are located within the United States except for one store which we opened in London. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales accounted for approximately 43% and 4% of consolidated net sales, respectively, in fiscal 2005.

We operated 65 Anthropologie stores as of January 31, 2005, all of which were located in the United States. During fiscal 2005, we opened 13 new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years. Anthropologie’s store sales accounted for approximately 39% of consolidated net sales in fiscal 2005.

We operated two Free People stores as of January 31, 2005, both of which are located in the United States. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several fiscal years. Free People’s sales accounted for less than 1% of consolidated net sales in fiscal 2005.

All brands combined, we plan to open approximately 30 to 32 stores during fiscal 2006, including two to three new Free People stores. The remaining new stores will be divided approximately evenly between Urban Retail and Anthropologie. Our goal thereafter is to increase net sales at least 20% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During fiscal 2005, we circulated over 16 million catalogs and believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand circulation to approximately 19 million catalogs during fiscal 2006 and intend to increase the level of catalog circulation over the next few years.

Anthropologie operates a web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Urban Outfitters stores. In fiscal 2005, we circulated approximately 10 million Urban Outfitters catalogs, which expanded our distribution channels and increased brand awareness. We plan to expand circulation to at least 11 million catalogs in fiscal 2006.

Urban Outfitters also operates a web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the store. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers as well as helps to support the strength of Urban Outfitters store operations.

We successfully launched the Free People web site during September of fiscal 2005. The web site, www.freepeople.com, offers consumers the entire Free People product assortment. Initial customer reaction to our web site has exceeded our initial plan, and we intend to make strategic investments to market the direct-to-consumer channel of Free People by expanding the web site and merchandise assortment and potentially testing a catalog during fiscal 2006.

Direct-to-consumer sales were approximately 11% of consolidated net sales in fiscal 2005.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 3% of consolidated net sales in fiscal 2005.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Payment for merchandise at our stores, and through our direct-to-consumer business, is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable is negligible and mainly results from returned checks or unauthorized credit card charges. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be recorded in the future. As of January 31, 2005 and 2004, reserves for estimated sales returns in-transit totaled $4.0 million and $2.1 million, respectively, representing 2.6% and 2.2% of total liabilities.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of January 31, 2005 and January 31, 2004 totaled $99.0 million and $63.2 million, respectively, representing 17.8% and 16.4% of total assets. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

We rely heavily on our ability to identify changes in fashion. Our inability to reasonably determine these changes may lead to higher seasonal inventory levels and a future need to increase markdowns to liquidate our inventory. We take measures to mitigate this risk, including designing goods in-house in conjunction with buying our goods from the open market. We use our catalogs to help predict the fashion appropriateness of seasonal merchandise in our stores. Our reserves related to adjusting the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and Equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over five years. Net property and equipment as of January 31, 2005 and January 31, 2004 totaled $192.8 million and $146.8 million, respectively, representing 34.6% and 38.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2005, 2004 and 2003, we had no write-downs of long-lived assets.

We have only closed two stores in our history, which in both cases took place at the expiration of the lease term. We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period.

As of the date of this report, all of our stores opened in excess of three years are generating positive cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. We determine our provision for income taxes based on tax legislation currently in effect. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase the transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense, which could have a material adverse effect on our results of operations. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of January 31, 2005 and January 31, 2004 totaled $16.7 million and $13.8 million, respectively, representing

3.0% and 3.6% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income.

We have valuation allowances of $2.0 million as of January 31, 2005 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries and capital loss carryforwards. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions or to realize off-setting capital gains becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates and assesses if we will realize the deferred tax assets and adjusts the valuation allowances if necessary.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	59.1	61.1	64.3

Gross profit	40.9	38.9	35.7
Selling, general and administrative expenses	23.0	24.2	25.0

Income from operations	17.9	14.7	10.7
Interest income	0.3	0.3	0.4
Other income	—	—	—
Other expenses	(0.1)	(0.2)	(0.2)

Income before income taxes	18.1	14.8	10.9
Income tax expense	7.2	6.0	4.4

Net income	10.9%	8.8%	6.5%

Period over Period Change:
Net sales	51.0%	29.7%	21.1%
Gross profit	58.7%	41.6%	32.7%
Income from operations	83.8%	77.8%	78.0%
Net income	87.1%	76.5%	82.7%

Operating Leases

We lease our retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions or some combination of these items. We recognize rent expense on a straight-line basis over the accounting lease term.

In a February 2005 letter to the American Institute of Certified Public Accountants, the SEC clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Based upon the SEC’s conclusions included in their letter, we reviewed our historical treatment of these lease issues to ensure our accounting treatment reflected the SEC’s conclusions.

Historically, we had recorded rent expense on a straight-line basis over the lease period commencing on the date the store opened. The lease period did not include the construction period to make the lease space suitable for operations during which time we were not permitted to occupy the space for retail purposes. We changed our straight-line period to include this construction period in our calculation of rent expense over the lease term, which results in an accounting lease term that equals or exceeds the time period used for depreciation. Therefore, for purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date we take possession of the building for initial construction and setup.

We had also historically classified tenant improvement allowances on our consolidated balance sheets as a reduction of property and equipment. The related amortization was classified as a reduction of depreciation expense on our consolidated statements of income. Our consolidated statements of cash flows historically reflected tenant improvement allowances as a reduction of capital expenditures within cash flows from investing activities. We changed the classification of tenant improvement allowances on our consolidated financial statements to reflect such items as deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Furthermore, tenant improvement allowance activity is now presented as part of cash flows from operating activities in our consolidated statements of cash flows.

After assessing our findings using the guidance in SEC Staff Accounting Bulletin No. 99, we recorded a cumulative adjustment of $4.6 million, net of tax, which reduced net income in the fourth quarter of fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Net sales in fiscal 2005 increased by 51.0% to $827.8 million from $548.4 million in the prior fiscal year. The $279.4 million increase was primarily attributable to a $269.6 million, or 50.8% increase, in retail segment sales. Free People wholesale sales contributed $9.8 million or 1.8%, excluding sales to our retail segment, to the increase. The growth in our retail segment sales during fiscal 2005 was driven by a $131.5 million increase in non-comparable and new store net sales, a $95.3 million or 21.6% increase in comparable store sales and an increase in direct-to-consumer sales of $42.8 million or 83.6%. The increase in comparable store net sales was comprised of a 24.0%, 51.0% and 19.7% increase for Anthropologie, Free People and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 28 new stores in fiscal 2005 and 21 new stores in fiscal 2004 that are considered non-comparable during fiscal 2005. Comparable store net sales increases were principally the result of an increase in the number of transactions and average sales prices resulting from higher initial price points which more than offset a modest increase in markdowns. Comparable store sales continue to significantly exceed our plan thus far during fiscal 2006. Direct-to-consumer net sales increased over the prior year primarily due to additional customer response related to the circulation of approximately 9.6 million additional catalogs, increased traffic to the web sites and improvements in the average order value at both Urban Outfitters and Anthropologie. The increase in Free People wholesale sales was driven by an increase in customer response to our fashion offerings.

Gross profit in fiscal 2005 increased to 40.9% of net sales or $338.8 million from $213.5 million or 38.9% of net sales in fiscal 2004. Improvements to initial margins due to better merchandise sourcing and the leveraging of store related occupancy costs, driven by the comparable store sales increases, accounted for the majority of this increase. This combined increase more than offset the $7.7 million, or 1.0% of net sales, multi-year cumulative charge to accelerate deferred rent for store locations resulting from our review of our historical method of accounting for certain operating leases. Total inventories at January 31, 2005 increased by 56.5% to $99.0 million from $63.2 million in the prior fiscal year. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 19.8% versus the prior fiscal year. We anticipate making similar investments in connection with new store openings in fiscal 2006.

Selling, general and administrative expenses during fiscal 2005 decreased to 23.0% of net sales versus 24.2% of net sales for fiscal 2004. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in the comparable store sales and leveraging of fixed expenses. Selling, general and administrative expenses in fiscal 2005 increased to $190.4 million from $132.8 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Accordingly, income from operations increased to 17.9% of net sales or $148.4 million for fiscal 2005 compared to 14.7% of net sales or $80.7 million for fiscal 2004.

Our effective income tax rate decreased to 39.8% of income for fiscal 2005 compared to 40.5% of income for fiscal 2004. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions. See Note 7 to our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2004 Compared to Fiscal 2003

Net sales in fiscal 2004 increased by 29.7% to $548.4 million from $422.8 million in the prior fiscal year. The $125.6 million increase was primarily attributable to a $126.1 million, or 31.2% increase, in retail segment sales, offset in part by a slight decline in Free People wholesale sales of $0.5 million, excluding sales to our retail segment. The growth in our retail segment sales during fiscal 2004 was driven by a $61.6 million increase in non-comparable and new store net sales, a $45.1 million or 12.9% increase in comparable store sales and an increase in direct-to-consumer sales of $19.4 million or 61.1%. The increase in comparable store net sales was comprised of a 12.6% and 13.1% increase for Anthropologie and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 21 new stores in fiscal 2004 and 13 new stores in fiscal 2003 that are considered non-comparable during fiscal 2004. Comparable store net sales increases were principally the result of an increase in the number of transactions and average sales prices resulting from higher initial price points and a lower proportion of markdowns. Direct-to-consumer net sales increased over the prior year primarily due to additional customer response related to the initial circulation of 3 million new Urban Outfitters catalogs and increased traffic to the Urban Outfitters web site. Anthropologie also contributed to the direct-to-consumer net sales growth by increasing circulation of the Anthropologie catalog to approximately 13.3 million catalogs, including a new “Winter Essentials” catalog, increased traffic to the Anthropologie web site, and an improvement in the average order value.

Gross profit during fiscal 2004 increased to 38.9% of net sales or $213.5 million from $150.8 million or 35.7% of net sales in fiscal 2003. Improvements to initial margins due to better sourcing and a reduction in markdown requirements accounted for the majority of the increase. Total inventories at January 31, 2004 increased by 26.5% to $63.2 million from $50.0 million in the prior fiscal year primarily related to the acquisition of inventory to stock new retail stores. Comparable store inventories increased slightly by 0.3%.

Selling, general and administrative expenses during fiscal 2004 decreased to 24.2% of net sales versus 25.0% of net sales for fiscal 2003. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in the comparable store sales and leveraging of fixed expenses. Selling, general and administrative expenses in fiscal 2004 increased to $132.8 million from $105.4 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Accordingly, our income from operations increased to 14.7% of net sales or $80.7 million for fiscal 2004 compared to 10.7% of net sales or $45.4 million for fiscal 2003.

Our effective tax rate of 40.5% remained the same for fiscal 2004 compared to fiscal 2003. See Note 7 to our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $219.1 million as of January 31, 2005 as compared to $139.5 million as of January 31, 2004 and $95.1 million as of January 31, 2003. Increases in cash, cash equivalents and marketable securities since January 31, 2004 were primarily a result of cash provided by operating activities. As of January 31, 2005, 2004 and 2003, our net working capital was $189.6 million, $118.1 million and $101.5 million for these years, respectively. The change in net working capital is primarily due to the increase in our cash, cash equivalents, marketable securities and inventories that have increased in order to support our current growth.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our United Kingdom and Ireland subsidiaries. Capital expenditures, net of tenant improvement allowances included in deferred rent for fiscal 2005, 2004 and 2003 were $60.1 million, $33.1 million and $22.2 million respectively, and were primarily used to expand and support our store base. During fiscal 2006, we plan to construct and open 30 to 32 new stores, renovate certain existing stores, increase our catalog circulation by 4 million, to 30 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2006 to approximately $100 million, primarily to expand our store base, begin construction of our new home office campus and purchase equipment for our new distribution center in South Carolina. Both our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our new home office campus and distribution facilities are necessary to adequately support our growth. We expect to spend between $40 and $50 million to improve our new home office campus, net of potential incentive credits, over the next three years, most of which will be capitalized based on the useful life of the improvements and fixtures. The purchase of distribution center machinery, equipment and personal property will approximate $3 million.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2008.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35.0 million revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2005, we were in compliance with all covenants under the Line. As of and during the twelve months ended January 31, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $22.7 million as of January 31, 2005. The available borrowing, including the accordion feature, under the Line was $27.3 million as of January 31, 2005.

Our investment portfolio includes certain auction rate securities that have been reclassified from cash equivalents to short-term marketable securities in the January 31, 2004 consolidated balance sheet. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the January 31, 2004 consolidated balance sheet.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments as of January 31, 2005:

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Operating leases (1)	$521,491	$62,064	$125,980	$118,292	$215,155
Purchase orders (2)	129,450	129,450	—	—	—
Construction contracts (3)	10,056	10,056	—	—	—
Capital lease (4)	60	60	—	—	—

Total contractual obligations	$661,057	$201,630	$125,980	$118,292	$215,155

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are ten locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these seven locations was approximately $1,797,000 for fiscal 2005. The leases pertaining to our Urban Outfitters stores at Covent Gardens and Oxford Street only specify our rent obligation for a five-year period. The minimum rent obligation is then subject to review every five years. Included in the table above is an estimate of our rent obligation on these properties for the first five years. Amounts noted above include commitments for 19 executed leases for stores not opened as of January 31, 2005.
(2)	Includes an estimate of un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months.
(3)	Includes store construction contracts with contractors, fully liquidated upon the completion of construction, which is typically within 12 months.
(4)	During fiscal 2002, the Company entered into a capital lease for computer equipment with a cost of approximately $609,000, which was recorded in the first quarter of fiscal 2003 upon receipt of the related equipment in accordance with the contract. The lease provides for the payment of interest as well as principal.

Commercial Commitments

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Line of credit (1)	$22,341	$22,341	$—	$—	$—
Standby letters of credit	374	374	—	—	—

Total commercial commitments	$22,715	$22,715	$—	$—	$—

(1)	Consists solely of outstanding letter of credit commitments in connection with inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three years ended January 31, 2005, we were not party to any off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the statement of income. The amount of compensation cost will be measured based on the grant-date fair value of equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payment granted in the future. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. SFAS No. 123R is effective as of the first interim period of the fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and plan to adopt it in the first quarter of fiscal 2007.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Based upon our preliminary evaluation of the effects of the repatriation provision, we do not believe it will have any impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151, but do not believe it will have any impact on our financial position or results of operations.

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”), but delayed the recognition and measurement provisions of EITF No. 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. EITF No. 03-1 requires a company with investments in an unrealized loss position for which other-than-temporary impairments have not been recognized to disclose the aggregate amount of unrealized losses and aggregate related fair value of such investments. In addition, the factors taken into consideration which led to the conclusion that such unrealized losses are not other-than-temporary must also be disclosed. The Company adopted the disclosure requirements in the fourth quarter of fiscal 2005, and such disclosures are included in the accompanying consolidated financial statements.

Seasonality and Quarterly Results

While we have been profitable in each of our last 60 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While the comparable store sales trend thus far during fiscal 2006 continues to significantly exceed our plan, results of operations in any one fiscal quarter are not indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

	Fiscal 2005 Quarter Ended
	April 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005
	(dollars in thousands, except per share data)
Net sales	$170,290	$189,484	$216,353	$251,623
Gross profit	69,894	77,018	91,458	100,380
Net income	16,869	20,508	26,036	27,076
Net income per common share—basic	0.21	0.25	0.32	0.33
Net income per common share—diluted	0.20	0.25	0.31	0.32

As a Percentage of Fiscal Year:
Net sales	21%	23%	26%	30%
Net income	19%	22%	29%	30%

	Fiscal 2004 Quarter Ended
	April 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004
	(dollars in thousands, except per share data)
Net sales	$107,028	$122,879	$142,331	$176,123
Gross profit	37,933	45,648	56,811	73,081
Net income	6,393	9,467	14,087	18,429
Net income per common share—basic	0.08	0.12	0.18	0.23
Net income per common share—diluted	0.08	0.12	0.17	0.22

As a Percentage of Fiscal Year:
Net sales	20%	22%	26%	32%
Net income	13%	20%	29%	38%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Our inventory turnover rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase substantially all of our merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of January 31, 2005, our cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results of Operations and from pages F-1 through F-22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2005.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2005 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 27 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2005 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urban Outfitters, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Urban Outfitters, Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Urban Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Urban Outfitters, Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Urban Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2005, and our report dated April 18, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 18, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	57	Chairman of the Board of Directors and President
John E. Kyees	58	Chief Financial Officer
Glen A. Bodzy	52	General Counsel and Secretary
Glen T. Senk	48	Director and Executive Vice President; President, Anthropologie, Inc.
Tedford G. Marlow	53	President, Urban Outfitters Retail Division
Robert Ross	36	Controller
Freeman M. Zausner	57	Chief Administrative Officer
Scott A. Belair (1)(2)(3)	57	Director
Harry S. Cherken, Jr. (1)	55	Director
Joel S. Lawson III (1)(2)(3)	57	Director
Robert H. Strouse (1)(2)	56	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

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

Mr. Senk, a director since 2004, has served as President of Anthropologie, Inc. since April 1994. Mr. Senk was named Executive Vice President of Urban Outfitters, Inc. in May 2002, and assumed responsibility for the Company’s Free People division in May 2003. Prior to joining the Company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England. Mr. Senk began his retail career at Bloomingdale’s, where he served in a variety of roles including Managing Director of Bloomingdale’s By Mail.

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

Mr. Ross joined Urban Outfitters in October 1997. He assumed responsibility for the Controller position in early 1999. Prior to joining the Company, Mr. Ross had been the Controller for American Appliance, Inc., a northeast regional appliance retail chain. Previous to his 11-year tenure in the retail industry, Mr. Ross worked in the public accounting sector in audit and advisory services. Mr. Ross obtained his CPA license in 1994.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990, respectively. Mr. Zausner retired from the Company in 1996.

Mr. Belair co-founded Urban Outfitters in 1970 and has been a director since its incorporation in 1976. He has served as Principal of The ZAC Group, a financial advisory firm, during the last fourteen years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc.

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, served as a Managing Partner of that firm from February 1996 to January 2000, and currently serves as co-chair of its Real Estate Group.

Mr. Lawson, a director since 1985, has, since November 2001, been an independent consultant and private investor. From November 2001 until November 2003, he also served as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly owned subsidiary of FleetBoston Financial Corporation in March 2001.

Mr. Strouse, a director since 2002, has, since 1998, been Chief Operating Officer of The AMC Group, L.P., a company that oversees a diversified group of industrial, service and real estate businesses.

Code of Ethics

We have adopted a code of conduct and ethics, applicable to all employees, officers and directors of the Company, that provides an ethical and legal framework for business practices and conduct to which such persons must adhere. Any waivers to the code will be disclosed in a Current Report on Form 8-K. A copy of this code is available on our website at www.urbanoutfittersinc.com or you may request a copy in writing addressed to: Investor Relations, Urban Outfitters, Inc., 1809 Walnut Street, Philadelphia, PA 19103.

Section 16(a). Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(3) Exhibits

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2		Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3		Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.1		Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2004.

10.2+		Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004.

10.3+		1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.4+		Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.

10.5+		2000 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

14.1		Code of Conduct and Ethics is incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed on April 15, 2004.

21.1	*	List of Subsidiaries.

23.1	*	Consent of KPMG LLP.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2	**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

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

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, President and Director	April 18, 2005

/s/ JOHN E. KYEES John E. Kyees (Principal Financial Officer)	Chief Financial Officer	April 18, 2005

/s/ ROBERT ROSS Robert Ross (Controller)	Controller	April 18, 2005

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 18, 2005

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 18, 2005

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 18, 2005

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 18, 2005

URBAN OUTFITTERS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urban Outfitters, Inc.:

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Urban Outfitters, Inc.’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 18, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 18, 2005

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,731	$3,319
Marketable securities	125,953	83,854
Accounts receivable, net of allowance for doubtful accounts of $586 and $651, respectively	8,364	6,711
Inventories	98,996	63,247
Prepaid expenses and other current assets	20,123	13,872
Deferred taxes	4,701	4,832

Total current assets	287,868	175,835

Property and equipment, net	192,792	146,826
Marketable securities	63,457	52,315
Deferred income taxes and other assets	12,567	9,526

	$556,684	$384,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,102	$27,353
Accrued compensation	9,584	7,756
Accrued expenses and other current liabilities	49,585	22,653

Total current liabilities	98,271	57,762
Deferred rent and other liabilities	56,169	36,610

Total liabilities	154,440	94,372

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 81,447,444 and 79,776,542 issued and outstanding, respectively	8	8
Additional paid-in capital	109,430	83,279
Unearned compensation	(5,058)	—
Retained earnings	295,394	204,905
Accumulated other comprehensive income	2,470	1,938

Total shareholders’ equity	402,244	290,130

	$556,684	$384,502

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2005	2004	2003
Net sales	$827,750	$548,361	$422,754
Cost of sales, including certain buying, distribution and occupancy costs	489,000	334,888	271,963

Gross profit	338,750	213,473	150,791
Selling, general and administrative expenses	190,384	132,767	105,392

Income from operations	148,366	80,706	45,399
Interest income	2,577	1,545	1,552
Other income	435	87	74
Other expenses	(1,186)	(1,034)	(952)

Income before income taxes	150,192	81,304	46,073
Income tax expense	59,703	32,928	18,660

Net income	$90,489	$48,376	$27,413

Net income per common share:
Basic	$1.12	$0.62	$0.36

Diluted	$1.08	$0.60	$0.35

Weighted average common shares outstanding:
Basic	80,709,949	78,534,926	75,552,912

Diluted	83,651,725	80,831,138	77,553,808

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Comprehensive Income	Common Shares		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Par Value
Balances as of February 1, 2002		69,411,544	$8	$17,866	$—	$129,116	$(1,102)	$145,888
Net income	$27,413	—	—	—	—	27,413	—	27,413
Foreign currency translation	1,722	—	—	—	—	—	1,722	1,722
Unrealized gains on marketable securities, net	72	—	—	—	—	—	72	72

Comprehensive income	$29,207

Stock issued for cash, net of issuance costs		6,400,000	—	41,546	—	—	—	41,546
Exercise of stock options		1,715,000	—	5,496	—	—	—	5,496
Tax effect of exercises		—	—	2,248	—	—	—	2,248

Balances as of January 31, 2003		77,526,544	8	67,156	—	156,529	692	224,385
Net income	$48,376	—	—	—	—	48,376	—	48,376
Foreign currency translation	1,338	—	—	—	—	—	1,338	1,338
Unrealized losses on marketable securities, net	(92)	—	—	—	—	—	(92)	(92)

Comprehensive income	$49,622

Exercise of stock options		2,249,998	—	8,542	—	—	—	8,542
Tax effect of exercises		—	—	7,581	—	—	—	7,581

Balances as of January 31, 2004		79,776,542	8	83,279	—	204,905	1,938	290,130
Net income	$90,489	—	—	—	—	90,489	—	90,489
Foreign currency translation	1,002	—	—	—	—	—	1,002	1,002
Unrealized losses on marketable securities, net	(470)	—	—	—	—	—	(470)	(470))

Comprehensive income	$91,021

Restricted stock issued		200,000	—	5,766	(5,766)	—	—	—
Amortization of unearned compensation		—	—	—	708	—	—	708
Exercise of stock options		1,470,902	—	6,917	—	—	—	6,917
Tax effect of exercises		—	—	13,468	—	—	—	13,468

Balances as of January 31, 2005		81,447,444	$8	$109,430	$(5,058)	$295,394	$2,470	$402,244

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$90,489	$48,376	$27,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,858	25,010	19,950
Provision for deferred income taxes	(2,884)	(1,132)	(3,079)
Tax benefit of stock option exercises	13,468	7,581	2,248
Stock-based compensation expense	708	—	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,635)	(3,437)	887
Increase in inventories	(35,651)	(13,125)	(8,735)
Increase in prepaid expenses and other assets	(6,231)	(5,148)	(2,718)
Increase in accounts payable, accrued expenses and other liabilities	59,873	22,028	12,464

Net cash provided by operating activities	149,995	80,153	48,430

Cash flows from investing activities:
Capital expenditures	(75,141)	(43,455)	(28,886)
Purchases of marketable securities	(586,093)	(406,098)	(119,065)
Sales of marketable securities	530,301	330,652	56,710

Net cash used in investing activities	(130,933)	(118,901)	(91,241)

Cash flows from financing activities:
Exercise of stock options	6,917	8,542	5,496
Issuance of common shares, net of issuance costs	—	—	41,546

Net cash provided by financing activities	6,917	8,542	47,042

Effect of exchange rate changes on cash and cash equivalents	433	398	645

Increase (decrease) in cash and cash equivalents	26,412	(29,808)	4,876
Cash and cash equivalents at beginning of period	3,319	33,127	28,251

Cash and cash equivalents at end of period	$29,731	$3,319	$33,127

Supplemental cash flow information:
Cash paid during the year for:
Interest	$126	$152	$31

Income taxes	$44,970	$28,003	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, two catalogs and three web sites. As of January 31, 2005 and 2004, the Company operated 142 and 114 stores, respectively. Stores located in the United States totaled 135 as of January 31, 2005 and 108 as of January 31, 2004, while operations in Europe and Canada included seven stores and six stores as of the same respective dates. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,100 specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2005 ended on January 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Urban Outfitters, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Operating Leases

The Company leases its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions or some combination of these items. The Company recognizes rent expense on a straight-line basis over the accounting lease term.

In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Based upon the SEC’s conclusions included in their letter, the Company reviewed its historical treatment of these lease issues to ensure its accounting treatment reflected the SEC’s conclusions.

Historically, the Company had recorded rent expense on a straight-line basis over the lease period commencing on the date the store opened. The lease period did not include the construction period to make the leased space suitable for operations during which time the Company was not permitted to occupy the space for retail purposes. The Company changed its straight-line period to add this construction period in its calculation of rent expense over the lease term, which results in an accounting lease term that equals or exceeds the time period used for depreciation. Therefore, for purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

The Company had also historically classified tenant improvement allowances on the Company’s consolidated balance sheets as a reduction of property and equipment. The related amortization was classified as a reduction of depreciation expense on the Company’s consolidated statements of income. The Company’s consolidated statements of cash flows historically reflected tenant improvement allowances as a reduction of capital expenditures within cash flows from investing activities. The Company changed its classification of tenant improvement allowances on its consolidated financial statements to reflect such items as deferred rent that

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be amortized as a reduction of rent expense over the straight-line period. Furthermore, tenant improvement allowance activity is now presented as part of cash flows from operating activities in the accompanying consolidated statements of cash flows.

After assessing its findings using the guidance in SEC Staff Accounting Bulletin No. 99, the Company recorded a cumulative adjustment of $4.6 million, net of tax, which reduced net income in the fourth quarter of fiscal 2005 and concluded that restatement of the Company’s consolidated financial statements for prior years would not be required. In addition, the consolidated balance sheet as of January 31, 2004 and the consolidated cash flow statements for the years ended January 31, 2004 and 2003 have been reclassified to reflect the tenant improvement allowances as a component of deferred rent as opposed to leasehold improvements, net of previously recorded amortization.

Auction Rate Securities

Certain auction rate securities have been reclassified from cash equivalents to short-term marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period.

Based upon the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term marketable securities as of January 31, 2004. In addition, “Purchases of marketable securities” and “Sales of marketable securities” included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities for the years ended January 31, 2004 and 2003.

Certain other prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

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

Stock Splits and Shareholders’ Equity

On June 1, 2004, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on or about July 9, 2004 to shareholders of record as of June 22, 2004. All relevant amounts included in the consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

In addition, at the Company’s annual meeting on June 1, 2004, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation, which resulted in an increase in the number of authorized common shares to 200,000,000.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2005 and 2004, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Marketable securities as of January 31, 2005 and 2004 were classified as available-for-sale.

Accounts receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2005, 2004 and 2003 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2005	$651	$922	$(987)	$586
Year ended January 31, 2004	$563	$604	$(516)	$651
Year ended January 31, 2003	$562	$612	$(611)	$563

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. As of January 31, 2005 and 2004, the amount of finished goods included in inventories was $98,153 and $63,038 respectively. In addition, the amount of work-in-process included in inventories was $843 and $209, respectively.

Property and Equipment

Property and equipment is stated at cost and primarily consists of store related leasehold improvements, furniture and fixtures. Depreciation and amortization are computed using the straight-line method over five years for furniture and fixtures, the lesser of the lease term or useful life for leasehold improvements, three to ten years for other operating equipment and thirty-nine years for buildings.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2005.

Deferred Rent

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid is recorded as deferred rent. In addition, certain store leases provide for contingent rentals when sales exceed specified break-point levels that are weighted based upon historical cyclicality. For leases where achievement of these levels is considered probable based on cumulative lease year revenue versus the established breakpoint at any given point in time, contingent rent is accrued. This may be expensed concurrently with minimum rent which is recorded on a straight-line basis over the lease period.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2005, 2004 and 2003 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2005	$2,312	$14,898	$(12,683)	$4,527
Year ended January 31, 2004	$1,361	$8,472	$(7,521)	$2,312
Year ended January 31, 2003	$276	$5,248	$(4,163)	$1,361

Cost of Sales, Including Certain Buying, Distribution and Occupancy Costs

Cost of sales, including certain buying, distribution and occupancy costs, includes the following: the cost of merchandise; obsolescence and shrink; rent, insurance, depreciation of improvements and property related taxes for our stores; shipping expense related to direct orders; in-bound and outbound freight; U.S. Customs related taxes; inventory acquisition and purchasing costs; warehousing costs and other inventory acquisition related costs.

Selling, general and administrative expenses

Selling, general and administrative expenses included expenses such as (i) direct selling and selling supervisory expenses; (ii) various corporate expenses such as information systems, finance, loss prevention, human resources, and executive management expenses and; (iii) other associated general expenses.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing which are composed of catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our web sites. These costs are amortized over the period in which the customer responds to the marketing material and is determined based on historical response trends to a similar season’s catalog. Amortization rates may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on a customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog or web promotion is typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,586 and $1,950 as of January 31, 2005 and 2004, respectively. Advertising expenses were $22,455, $11,165 and $9,806 for fiscal 2005, 2004 and 2003, respectively.

Start-up Costs

The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2005, 2004 and 2003, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (see Note 8). In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which established a fair value based method of accounting for stock-based compensation plans. Pro forma compensation costs estimated based on the fair value method are applied on a straight-line basis over the vesting period of the award. The Company has adopted the disclosure requirements of SFAS No. 123.

During fiscal 2005, the Company issued certain stock option grants which will become fully vested within six months from the date of the grant, including grants totaling 1,855 stock options that fully vested by January 31, 2005. As a result of these grants, pro forma stock-based employee compensation expense determined under the fair value-based method is $24,912 for fiscal 2005 compared to $4,528 in fiscal 2004.

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have been decreased to the following pro forma amounts:

	Fiscal Year Ended January 31,
	2005	2004	2003
Net income—as reported	$90,489	$48,376	$27,413
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effect	427	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(24,912)	(4,528)	(1,426)

Net income—pro forma	$66,004	$43,848	$25,987

Net income per common share—basic—as reported	$1.12	$0.62	$0.36

Net income per common share—basic—pro forma	$0.82	$0.56	$0.35

Net income per common share—diluted—as reported	$1.08	$0.60	$0.35

Net income per common share—diluted—pro forma	$0.80	$0.54	$0.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Expected life	5.3 years	6.4 years	6.6 years
Risk-free interest rate	4.3%	2.8%	4.8%
Volatility	51.0%	56.7%	58.5%
Dividend rate	0%	0%	0%

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments and unrealized gains (losses) on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. As of January 31, 2005, 2004 and 2003, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments of $2,962, $1,958 and $620, respectively and unrealized (losses) and gains on marketable securities of $(490), $(20) and $72, respectively. In addition, reclassification adjustments for gains included in net income for the years ended January 31, 2005, 2004 and 2003 are $123, $190 and $311, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses are included in operating results and were not material in fiscal 2005, 2004 or 2003.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution. Receivables from third party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the likelihood of collecting its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which revised SFAS No. 123 and APB Opinion No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The amount of compensation cost will be measured based on the grant-date fair value of equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payment granted in the future. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. SFAS No. 123R is effective as of the first interim period of the fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and plans to adopt it in the first quarter of fiscal 2007.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, management does not believe it will have any impact on the Company’s financial position or results of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151, but does not believe it will have any impact on the Company’s financial position or results of operations.

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”), but delayed the recognition and measurement provisions of EITF No. 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. EITF No. 03-1 requires a company with investments in an unrealized loss position for which other-than-temporary impairments have not been recognized to disclose the aggregate amount of unrealized losses and aggregate related fair value of such investments. In addition, the factors taken into consideration which led to the conclusion that such unrealized losses are not other-than-temporary must also be disclosed. The Company adopted the disclosure requirements in the fourth quarter of fiscal 2005.

3. Marketable Securities

The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of January 31, 2005 and 2004 are as follows:

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
As of January 31, 2005
Municipal bonds:
Maturing in less than one year	$22,547	$(44)	$22,503
Maturing after one year through four years	54,910	(453)	54,457

	77,457	(497)	76,960

Auction rate securities:
Maturing in less than one year	103,443	7	103,450
Maturing after one year through four years	9,000	—	9,000

	112,443	7	112,450

	$189,900	$(490)	$189,410

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
As of January 31, 2004
Municipal bonds:
Maturing in less than one year	$11,567	$12	$11,579
Maturing after one year through four years	45,347	(32)	45,315

	56,914	(20)	56,894

Auction rate securities:
Maturing in less than one year	72,275	—	72,275
Maturing after one year through four years	7,000	—	7,000

	79,275	—	79,275

	$136,189	$(20)	$136,169

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the sale of available-for-sale securities were $530,301, $330,652 and $56,710 in fiscal 2005, 2004 and 2003, respectively. Gross realized gains included in other income in fiscal 2005, 2004 and 2003 were $123, $190 and $311 respectively.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position at January 31, 2005 and January 31, 2004, respectively.

	January 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total municipal bonds	$59,707	$(377)	$15,467	$(148)	$75,174	$(525)

	January 31, 2004
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total municipal bonds	$27,853	$(87)	$—	$—	$27,853	$(87)

The unrealized losses presented above are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity.

4. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2005	2004
Land	$543	$543
Building	6,431	4,331
Furniture and fixtures	80,464	59,220
Leasehold improvements	215,654	171,532
Other operating equipment	17,896	12,638
Construction-in-progress	6,677	3,467

	327,665	251,731
Accumulated depreciation and amortization	(134,873)	(104,905)

Total	$192,792	$146,826

Depreciation and amortization expense for property and equipment for fiscal 2005, 2004 and 2003 was $29,777, $23,629 and $19,627, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2005	2004
Accrued sales taxes	$2,932	$1,880
Accrued rents and estimated property taxes	6,288	2,840
Gift certificates and merchandise credits	10,225	5,712
Accrued construction	3,889	17
Accrued income taxes	10,380	2,610
Other current liabilities	15,871	9,594

Total	$49,585	$22,653

6. Line of Credit Facility

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35,000 revolving credit facility with an accordion feature allowing an increase in available credit to $50,000 at the Company’s discretion, subject to a seven day request period. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2005, the Company is in compliance with all covenants under the Line. As of and during the twelve months ended January 31, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $22,715 as of January 31, 2005. The available borrowing, including the accordion feature, under the Line was $27,285 as of January 31, 2005.

7. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2005	2004	2003
Domestic	$145,844	$82,011	$46,350
Foreign	4,348	(707)	(277)

	$150,192	$81,304	$46,073

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2005	2004	2003
Current:
Federal	$54,700	$29,408	$18,340
State	6,546	3,833	3,130
Foreign	1,341	819	269

	62,587	34,060	21,739

Deferred:
Federal	(2,133)	(951)	(2,215)
State	(665)	(104)	(676)
Foreign	107	(520)	(159)

	(2,691)	(1,575)	(3,050)

Change in valuation allowances	(193)	443	(29)

	$59,703	$32,928	$18,660

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2005	2004	2003
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.4	5.2	6.2
Expenses relating to provision for foreign net operating losses, investment in equity securities and other	0.4	0.3	(0.7)

Effective tax rate	39.8%	40.5%	40.5%

The significant components of deferred tax assets and liabilities as of January 31, 2005 and 2004 are as follows:

	January 31,
	2005	2004
Deferred tax liabilities:
Prepaid expenses	$(925)	$(401)
Depreciation	(9,997)	(4,888)

Gross deferred tax liabilities	(10,922)	(5,289)

Deferred tax assets:
Deferred rent	21,446	13,781
Inventories	3,314	4,825
Accounts receivable	557	407
Capital loss carryforwards	542	628
Net operating loss carryforwards	1,537	1,598
Accrued salaries and benefits, and other	2,175	7

Gross deferred tax assets, before valuation allowances	29,571	21,246

Valuation allowances	(1,952)	(2,145)

Net deferred tax assets	$16,697	$13,812

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2005 and 2004, respectively, $13,571 and $11,413 were attributable to U.S. federal, $3,063 and $2,399 were attributed to state jurisdictions and $63 and $0 were attributed to foreign jurisdictions.

As of January 31, 2005, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $5,208 that do not expire and certain U.S. subsidiaries had state net operating loss carryforwards for tax purposes of approximately $268 that expire from 2006 through 2024. Additionally, as of January 31, 2005, the Company had capital loss carry-forwards for tax purposes that expire in 2006. As of January 31, 2005, the Company had a full valuation allowance for the capital loss carryforwards and certain of the foreign net operating loss carryforwards. As of January 31, 2005, the Company had no valuation allowance for the state net operating loss carryforwards or certain other foreign net operating loss carryforwards as management believes it is more likely than not that the tax benefit of these carryforwards will be realized. As of January 31, 2005 and 2004, the non-current portion of net deferred tax assets aggregated $11,996 and $8,980, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $9,978 as of January 31, 2005. These earnings are deemed to be permanently re-invested to finance growth programs.

8. Stock Option Plans

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 5,000,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. However, options granted to non-employee directors generally vest over a period of one year and certain grants during fiscal 2005 fully vest within six months of the date of grant. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of January 31, 2005, 2,758,500 and 270,200 common shares were available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

The Company may make restricted stock awards to employees, non-employee directors and consultants. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment with the Company or the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation is recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations. During the year ended January 31, 2005, the Company granted 200,000 shares of restricted common stock with a grant date fair value of $5.8 million. Stock-based compensation resulting from this grant of $0.7 million is included in the accompanying consolidated statements of income for the year ended January 31, 2005. As of January 31, 2005, this is the only grant of restricted stock.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding options under these plans is a follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	5,485,602	$5.89	6,380,000	$3.95	7,257,600	$3.46
Options granted	2,271,000	29.72	2,260,000	8.52	929,000	6.38
Options exercised	(1,470,902)	4.70	(2,249,998)	3.80	(1,715,000)	3.21
Options forfeited	(154,300)	10.88	(851,600)	3.62	(89,600)	2.58
Options expired	—		(52,800)	5.45	(2,000)	2.16

Options outstanding at end of year	6,131,400	14.89	5,485,602	5.89	6,380,000	3.95

Options exercisable at end of year	3,206,800	18.93	1,440,400	4.42	2,374,000	3.92

Weighted average fair value of grants per share	$16.90		$5.12		$4.00

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 2.05—$ 4.75	1,682,600	6.4	$3.44	673,800	$3.11
$ 4.76—$ 9.50	1,994,300	7.6	7.86	643,500	7.63
$ 9.51—$14.25	88,000	8.6	11.76	20,000	11.81
$14.26—$19.00	136,000	7.1	18.16	24,000	18.20
$23.76—$28.51	190,000	9.3	27.40	—	—
$28.52—$33.26	1,915,500	9.4	28.81	1,845,500	28.73
$47.52	125,000	9.8	47.52	—	—

	6,131,400	7.9	14.89	3,206,800	18.93

9. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2005	2004	2003
Basic weighted average shares outstanding	80,709,949	78,534,926	75,552,912
Effect of dilutive options	2,941,776	2,296,212	2,000,896

Diluted weighted average shares outstanding	83,651,725	80,831,138	77,553,808

For the fiscal years ended January 31, 2005, 2004 and 2003, options to purchase 557,000 shares ranging in price from $27.43 to $47.52, options to purchase 661,750 shares ranging in price from $5.72 to $8.85 and options to purchase 695,800 shares ranging in price from $6.08 to $8.70, were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was antidilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2006	$62,064
2007	63,444
2008	62,536
2009	61,513
2010	56,779
Thereafter	215,155

Total minimum lease payments	$521,491

Amounts noted above include commitments for nineteen executed leases for stores not opened as of January 31, 2005. The majority of our leases allow for renewal options between five and fifteen years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2005	2004	2003
Minimum and percentage rentals	$54,992	$43,810	$36,975
Contingent rentals	2,329	786	797

Total	$57,321	$44,596	$37,772

The Company also leases certain office equipment under a non-cancelable capital lease, which expires in April 2005. Principal payments remaining under this capital lease for fiscal 2006 are $60.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $527, $401 and $336 for fiscal 2005, 2004 and 2003, respectively.

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

11. Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, is a partner in the law firm of Drinker Biddle & Reath LLP (“DBR”), which provides real estate, regulatory and general legal services to the Company. Fees paid to DBR during fiscal 2005, 2004 and 2003 were $1,162, $1,024 and $1,253, respectively. Fees due to DBR as of January 31, 2005 for services rendered were approximately $150.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2005, fiscal 2004 and fiscal 2003. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s directors and is president and the sole shareholder of The McDevitt Company. There were no amounts due to The McDevitt Company as of January 31, 2005.

12. Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 142 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and three web sites as of January 31, 2005. Net sales from the retail segment accounted for approximately 97% of total consolidated net sales for fiscal 2005, 2004 and 2003. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2005	2004	2003
Net sales
Retail operations	$800,361	$530,797	$404,656
Wholesale operations	29,389	19,431	21,030
Intersegment elimination	(2,000)	(1,867)	(2,932)

Total net sales	$827,750	$548,361	$422,754

Income from operations
Retail operations	$153,217	$84,254	$48,336
Wholesale operations	4,091	932	951
Intersegment elimination	(300)	(332)	(519)

Total segment operating income	157,008	84,854	48,768
General corporate expenses	(8,642)	(4,148)	(3,369)

Total income from operations	$148,366	$80,706	$45,399

Depreciation and amortization expense
Retail operations	$29,623	$23,360	$19,375
Wholesale operations	154	269	252

Total depreciation and amortization expense	$29,777	$23,629	$19,627

Inventories
Retail operations	$94,914	$60,571	$47,993
Wholesale operations	4,082	2,676	2,013

Total inventories	$98,996	$63,247	$50,006

Property and equipment, net
Retail operations	$191,695	$145,855	$125,232
Wholesale operations	1,097	971	741

Property and equipment, net	$192,792	$146,826	$125,973

Capital expenditures
Retail operations	$74,954	$42,968	$28,757
Wholesale operations	187	487	129

Total capital expenditures	$75,141	$43,455	$28,886

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon our domestic and foreign operations, are as follows:

Net sales
Domestic operations	$781,894	$523,136	$403,452
Foreign operations	45,856	25,225	19,302

Total net sales	$827,750	$548,361	$422,754

Property and equipment, net
Domestic operations	$174,778	$134,392	$116,203
Foreign operations	18,014	12,434	9,770

Property and equipment, net	$192,792	$146,826	$125,973