Form 10-Q
period 2005-04-30
URBAN OUTFITTERS INC
filed 2005-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

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

Common stock, $0.0001 par value—81,965,776 shares outstanding on June 2, 2005.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	April 30, 2005	January 31, 2005	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$22,124	$29,731	$25,597
Marketable securities	134,681	125,953	70,476
Accounts receivable, net of allowance for doubtful accounts of $621, $586 and $819, respectively	13,754	8,364	7,446
Inventories	113,477	98,996	78,399
Prepaid expenses, deferred taxes and other current assets	21,820	24,824	16,959

Total current assets	305,856	287,868	198,877

Property and equipment, net	203,163	192,792	158,976
Marketable securities	66,622	63,457	58,547
Deferred income taxes and other assets	12,581	12,567	9,522

	$588,222	$556,684	$425,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,846	$39,102	$37,929
Accrued expenses, accrued compensation and other current liabilities	52,140	59,169	38,673

Total current liabilities	90,986	98,271	76,602
Deferred rent and other liabilities	57,609	56,169	36,309

Total liabilities	148,595	154,440	112,911

Commitments and contingencies (see Note 7)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 81,847,376, 81,447,444 and 80,387,942 shares issued and outstanding, respectively	8	8	8
Additional paid-in capital	119,061	109,430	89,860
Unearned compensation	(4,777)	(5,058)	—
Retained earnings	322,834	295,394	221,774
Accumulated other comprehensive income	2,501	2,470	1,369

Total shareholders’ equity	439,627	402,244	313,011

	$588,222	$556,684	$425,922

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended April 30,
	2005	2004
Net sales	$231,325	$170,290
Cost of sales, including certain buying, distribution and occupancy costs	133,708	100,396

Gross profit	97,617	69,894
Selling, general and administrative expenses	52,839	41,498

Income from operations	44,778	28,396

Other income (expense), net	764	(44)

Income before income taxes	45,542	28,352

Income tax expense	18,102	11,483

Net income	$27,440	$16,869

Net income per common share:
Basic	$0.34	$0.21

Diluted	$0.32	$0.20

Weighted average common shares outstanding:
Basic	81,478,227	80,295,942

Diluted	84,528,948	82,944,664

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Comprehensive Income	Common Shares		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Par Value
Balances as of February 1, 2005		81,447,444	$8	$109,430	$(5,058)	$295,394	$2,470	$402,244
Net income	$27,440	—	—	—	—	27,440	—	27,440
Foreign currency translation	294	—	—	—	—	—	294	294
Unrealized loss on marketable securities, net	(263)	—	—	—	—	—	(263)	(263)

Comprehensive income	$27,471

Amortization of unearned compensation		—	—	—	281	—	—	281
Exercise of stock options		399,932	—	6,699	—	—	—	6,699
Tax effect of exercises		—	—	2,932	—	—	—	2,932

Balances as of April 30, 2005		81,847,376	$8	$119,061	$(4,777)	$322,834	$2,501	$439,627

Balances as of February 1, 2004		79,776,542	$8	$83,279	$—	$204,905	$1,938	$290,130
Net income	$16,869	—	—	—	—	16,869	—	16,869
Foreign currency translation	(184)	—	—	—	—	—	(184)	(184)
Unrealized loss on marketable securities, net	(385)	—	—	—	—	—	(385)	(385)

Comprehensive income	$16,300

Exercise of stock options		611,400	—	2,263	—	—	—	2,263
Tax effect of exercises		—	—	4,318	—	—	—	4,318

Balances at April 30, 2004		80,387,942	$8	$89,860	$—	$221,774	$1,369	$313,011

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three months ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$27,440	$16,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,799	7,241
Tax benefit of stock option exercises	2,932	4,318
Stock-based compensation expense	281	—
Changes in assets and liabilities:
Increase in accounts receivable	(5,384)	(740)
Increase in inventories	(14,440)	(15,206)
Decrease in prepaid expenses and other assets	3,006	1,732
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(5,898)	12,035

Net cash provided by operating activities	16,736	26,249

Cash flows from investing activities:
Capital expenditures	(18,451)	(12,188)
Purchases of marketable securities	(157,835)	(135,967)
Sales and maturities of marketable securities	145,145	142,305

Net cash used in investing activities	(31,141)	(5,850)

Cash flows from financing activities:
Exercise of stock options	6,699	2,262

Net cash provided by financing activities	6,699	2,262

Effect of exchange rate changes on cash and cash equivalents	99	(383)

(Decrease) increase in cash and cash equivalents	(7,607)	22,278
Cash and cash equivalents at beginning of period	29,731	3,319

Cash and cash equivalents at end of period	$22,124	$25,597

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	$24	$111

Income taxes	$16,583	$6,401

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on April 18, 2005.

The retail portion of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Splits

On June 1, 2004, our Board of Directors authorized a two-for-one stock split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on or about July 9, 2004 to shareholders of record as of June 22, 2004. All relevant amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

3.	Reclassifications

Lease Accounting

In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) clarified its position regarding certain lease accounting practices.

According to the SEC’s letter, under the requirements of Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. The Company has historically recorded rent expense on a straight-line basis over the lease period, commencing on the date the store opened. The lease period did not include the construction period for which the Company improved the lease space to make it suitable for operation during which time the Company was not permitted to occupy the space. The Company changed its straight-line period to include this construction period in its calculation of rent expense over the lease term.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability that is amortized over the term of the lease and reflected as a reduction to rent expense. The Company has historically classified tenant improvement allowances on the Company’s consolidated balance sheets as a reduction of property and equipment. The related amortization was classified as a reduction of depreciation expense on the Company’s consolidated statements of income. The Company’s consolidated statements of cash flows historically reflected tenant improvement allowances as a reduction of capital expenditures within cash flows from investing activities. The Company changed its classification of tenant improvement allowances on its consolidated financial statements to reflect such items as

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Furthermore, tenant improvement allowance activity is presented within cash flows from operating activities on the consolidated statements of cash flows. As a result, the accompanying condensed consolidated balance sheet as of April 30, 2004 and cash flow statement for the three months ended April 30, 2004 have been reclassified to reflect the tenant improvement allowances as a component of deferred rent as opposed to leasehold improvements, net of previously recorded amortization.

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

Based upon the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term marketable securities as of April 30, 2004. In addition, “Purchases of marketable securities” and “Sales of marketable securities” included in the accompanying condensed consolidated statement of cash flows have been revised to reflect the purchase and sale of auction rate securities for the three months ended April 30, 2004.

4.	Recently Issued Accounting Pronouncements

In March 2005, the “FASB” issued FASB interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2005, January 31, 2005 and April 30, 2004 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2005
Municipal bonds:
Maturing in less than one year	$36,031	$42	$(142)	$35,931
Maturing after one year through four years	58,278	24	(650)	57,652

	94,309	66	(792)	93,583

Auction rate instruments:
Maturing in less than one year	98,747	3	—	98,750
Maturing after one year through two years	9,000	—	(30)	8,970

	107,747	3	(30)	107,720

	$202,056	$69	$(822)	$201,303

As of January 31, 2005
Municipal bonds:
Maturing in less than one year	$22,547	$26	$(70)	$22,503
Maturing after one year through four years	54,910	2	(455)	54,457

	77,457	28	(525)	76,960

Auction rate instruments:
Maturing in less than one year	103,443	7	—	103,450
Maturing after one year through four years	9,000	—	—	9,000

	112,443	7	—	112,450

	$189,900	$35	$(525)	$189,410

As of April 30, 2004
Municipal bonds:
Maturing in less than one year	$12,427	$6	$(7)	$12,426
Maturing after one year through four years	56,952	3	(408)	56,547

	69,379	9	(415)	68,973

Auction rate instruments:
Maturing in less than one year	58,050	—	—	58,050
Maturing after one year through two years	1,999	1	—	2,000

	60,049	1	—	60,050

	$129,428	$10	$(415)	$129,023

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the sale of available-for-sale securities were $145,145 and $142,305 for the three months ended April 30, 2005 and 2004, respectively. No gains were realized for the three months ended April 30, 2005. For the three months ended April 30, 2004, $63 of realized gains were included in other income.

6.	Line of Credit Facility

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35,000 revolving credit facility with an accordion feature allowing an increase in available credit to $50,000 at the Company’s discretion, subject to a seven day request period. On May 16, 2005, we increased the available credit on the Line to $42,500. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of April 30, 2005, the Company is in compliance with all covenants under the Line. As of and during the three months ended April 30, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $27,370 as of April 30, 2005. The available borrowing, including the accordion feature, under the Line was $22,630 as of April 30, 2005.

7.	Commitments and Contingencies

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

8.	Stock Based Employee Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 1995, the FASB issued SFAS No. 123, which established a fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 123.

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 5,000,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. However, options granted to non-employee directors generally vest over a period of one year and certain grants during fiscal 2005 fully vest within six months of the date of grant. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of April 30, 2005, 2,738,500 and 270,200 common shares were available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may make restricted stock awards to employees, non-employee directors and consultants. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment with the Company or the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation is recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations. During the year ended January 31, 2005, the Company granted 200,000 shares of restricted common stock with a grant date fair value of $5.8 million. Stock-based compensation resulting from this grant of $0.3 million is included in the accompanying condensed consolidated statements of income for the three months ended April 30, 2005. As of April 30, 2005, this is the only grant of restricted stock.

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three Months Ended April 30,
	2005	2004
Net income—as reported	$27,440	$16,869
Add: Stock based employee compensation expense included in the determination of net income as reported, net of related tax effect	169	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(1,907)	(738)

Net income—pro forma	$25,702	$16,131

Net income per common share—basic—as reported	$0.34	$0.22

Net income per common share—basic—pro forma	$0.32	$0.20

Net income per common share—diluted—as reported	$0.32	$0.20

Net income per common share—diluted—pro forma	$0.30	$0.20

9.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2005	2004
Basic weighted average shares outstanding	81,478,227	80,295,942
Effect of restricted stock	94,778	—
Effect of dilutive options	2,955,943	2,648,722

Diluted weighted average shares outstanding	84,528,948	82,944,664

For the three months ended April 30, 2005, 145,000 options ranging in price from $47.09 to $47.52 were outstanding but were not included in our computation of diluted weighted average common share and common share equivalents outstanding, as their effect would have been anti-dilutive. For the three months ended April 30, 2004, all outstanding options were included in our diluted weighted average common and common share equivalents outstanding calculation.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 146 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through two catalogs and three web sites as of April 30, 2005. Net sales from the retail segment accounted for over 95% of total consolidated net sales for the three months ended April 30, 2005 and 2004. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

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

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Three Months Ended April 30,
	2005	2004
Net sales
Retail operations	$220,645	$163,969
Wholesale operations	11,138	6,570
Inter-segment elimination	(458)	(249)

Total net sales	$231,325	$170,290

Income from operations
Retail operations	$44,546	$29,643
Wholesale operations	3,003	1,134
Inter-segment elimination	(79)	(41)

Total segment operating income	47,470	30,736
General corporate expenses	(2,692)	(2,340)

Total income from operations	$44,778	$28,396

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	April 30, 2005	January 31, 2005	April 30, 2004
Property and equipment, net
Retail operations	$202,036	$191,695	$158,038
Wholesale operations	1,127	1,097	938

Total property and equipment, net	$203,163	$192,792	$158,976

Inventories
Retail operations	$109,916	$94,914	$76,598
Wholesale operations	3,561	4,082	1,801

Total inventories	$113,477	$98,996	$78,399

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon our domestic and foreign operations, are as follows:

	Three Months Ended April 30,
	2005	2004
Net sales
Domestic operations	$219,092	$162,704
Foreign operations	12,233	7,586

Total net sales	$231,325	$170,290

	April 30, 2005	January 31, 2005	April 30, 2004
Property and equipment, net
Domestic operations	$184,934	$174,778	$146,898
Foreign operations	18,229	18,014	12,078

Total property and equipment, net	$203,163	$192,792	$158,976

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Securities and Exchange Commission (“SEC”) filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the SEC. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel business. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores. In addition, Urban Outfitters and Anthropologie offer merchandise through our direct-to-consumer operations, which consist of a catalog and web site for each of these brands. Free People also offers merchandise through a web site as part of our direct-to-consumer operations. Our wholesale segment consists of our Free People wholesale division.

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

Although we have little empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, the increases in our key sales metrics, as discussed in our Results of Operations, partially correlate to an increase in customer traffic. We believe this may be caused by a combination of positive response to our brands’ fashion offerings, our web advertising, additional circulation of our catalogs and an overall growth in brand recognition as we expand our store base, including expansion into enclosed malls and specialty retail centers. Any significant change in business risk factors, some of which are discussed below, may affect our sales and may have a material effect on our financial condition or results of operations.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2006 will end on January 31, 2006. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

Our business segments are sensitive to economic conditions, consumer spending, shifts in fashion and industry and demographic conditions. We are subject to seasonal variations and face numerous business risk factors. Consumer purchases of discretionary retail items and specialty retail products, which include our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations. There is a risk that consumer sentiment may turn negative due to economic and/or geo-political factors, which could negatively impact our financial position and results of operations.

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

Retail Stores

As of April 30, 2005, we operated 77 Urban Outfitters stores of which 69 were located in the United States, three in Canada, three in England, one in Scotland and one in Ireland (“Urban Retail”). During the three months ended April 30, 2005, we opened two new Urban Outfitters stores, both of which are located within the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales accounted for approximately 41% and 4% of consolidated net sales, respectively, for the three months ended April 30, 2005.

We operated 67 Anthropologie stores as of April 30, 2005, all of which were located in the United States. During the three months ended April 30, 2005 we opened two new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years. Anthropologie’s store sales accounted for approximately 38% of consolidated net sales the three months ended April 30, 2005.

We operated two Free People stores as of April 30, 2005, both of which are located in the United States. Free People primarily offers Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several fiscal years. Free People’s sales accounted for less than 1% of consolidated net sales for the three months ended April 30, 2005.

All brands combined, we plan to open approximately 30 to 32 stores in total during fiscal 2006, including three to four new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. Our goal thereafter is to increase our store base at least 20% per year.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended April 30, 2005, we circulated approximately 4.2 million Anthropologie catalogs compared to approximately 3.6 million catalogs during the same period in fiscal 2005. We plan to circulate approximately 19 million Anthropologie catalogs in total during fiscal 2006 and intend to increase the level of catalog circulation over the next few years. We believe this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers.

Anthropologie operates an Internet web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise. As with the Anthropologie catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended April 30, 2005, we circulated approximately 2.3 million catalogs, compared to approximately 2.2 million catalogs during the same period in fiscal 2005. We plan to circulate approximately 12 million catalogs during fiscal 2006. We believe this catalog expands our distribution channels and increases brand awareness.

Urban Outfitters also operates an Internet web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the store. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers and helps to support the strength of Urban Outfitters store operations.

We introduced the Free People web site during September of 2004. This site offers consumers the entire Free People product assortment. Initial customer reaction to our web site has exceeded our initial plan, and we intend to make strategic investments to increase the direct-to-consumer channel of Free People by expanding the web site and merchandise assortment and potentially testing a catalog during fiscal 2006.

Direct-to-consumer sales were approximately 12% of consolidated net sales for the three months ended April 30, 2005.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy’s West, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 5% of consolidated net sales for the three months ended April 30, 2005.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the fiscal year ended January 31, 2005, which are included in our Annual Report on Form 10-K filed with the SEC on April 18, 2005. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, additional sales returns would be recorded in the future. As of April 30, 2005, January 31, 2005 and April 30, 2004, reserves for estimated sales returns in-transit totaled $5.0 million, $4.5 million and $3.3 million, respectively, representing 3.3%, 2.9% and 2.9% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of April 30, 2005, January 31, 2005 and April 30, 2004 totaled $113.5 million, $99.0 million and $78.4 million, respectively, representing 19.3%, 17.8%, and 18.4% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements as well as furniture and fixtures and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over five years. Net property and equipment as of April 30, 2005, January 31, 2005 and April 30, 2004 totaled $203.2 million, $192.8 million and $159.0 million, respectively, representing 34.5%, 34.6% and 37.3% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis as well as if events or changes in circumstances indicate that the assets may not be recoverable. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2005 and 2004, as well as for fiscal 2005, we had no write-downs of long-lived assets.

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

As of the date of this report, all of our stores opened in excess of three years are generating positive cash flow before allocation of corporate overhead on an annual basis.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. We determine our provision for income taxes based on tax legislation currently in effect. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase the transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense, which could have a material adverse effect on our results of operations. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2005 and January 31, 2005 totaled $16.7 million. As of April 30, 2004, deferred tax assets totaled $13.8 million. These balances represent 2.8%, 3.0% and 3.2% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income.

We have valuation allowances of $2.0 million as of April 30, 2005 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries and capital loss carryforwards. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions or to realize off-setting capital gains becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates and assesses if we will realize the deferred tax assets and adjusts the valuation allowances if necessary.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	57.8	59.0

Gross profit	42.2	41.0
Selling, general and administrative expenses	22.8	24.3

Income from operations	19.4	16.7
Other income, net	0.3	—

Income before income taxes	19.7	16.7
Income tax expense	7.8	6.8

Net income	11.9%	9.9%

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

We had also historically classified tenant improvement allowances on our consolidated balance sheets as a reduction of property and equipment. The related amortization was classified as a reduction of depreciation expense on our consolidated statements of income. Our consolidated statements of cash flows historically reflected tenant improvement allowances as a reduction of capital expenditures within cash flows from investing activities. We changed the classification of tenant improvement allowances on our condensed consolidated financial statements to reflect such items as deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Furthermore, tenant improvement allowance activity is now presented as part of cash flows from operating activities in our condensed consolidated statements of cash flows.

Three Months Ended April 30, 2005 Compared To Three Months Ended April 30, 2004

Net sales for the first quarter of fiscal 2006 increased by 35.8% to $231.3 million from $170.3 million during the same quarter in the prior fiscal year. The $61.0 million increase was primarily attributable to a $56.7 million, or 34.6% increase, in retail segment sales. Free People wholesale sales contributed $4.4 million, representing a 69.0% increase over sales from the same quarter in fiscal 2005, excluding sales to our retail segment. The growth in our retail segment sales during the quarter was driven by a $30.8 million increase in noncomparable and new store sales, an increase in comparable store sales of $15.8 million, or 11.0%, and an increase in direct-to-consumer sales of $10.1 million, or 54.4%. The increase in comparable store net sales were comprised of an 8.9%, 45.8% and 12.6% increase for Anthropologie, Free People and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of 33 new stores that did not operate for the full comparable quarter in fiscal 2005. Comparable store net sales increases were principally the result of an increase in average unit retail prices and the number of sales transactions. Comparable store sales continue to exceed our plan thus far during fiscal 2006. Direct-to-consumer net sales increased over the first quarter of fiscal 2005, primarily due to increased traffic to the web sites, improvements in the average order values and increased customer response related to the circulation of approximately 0.7 million additional catalogs versus the same quarter last year. The increase in Free People wholesale sales was driven by an increase in customer response to our fashion offerings.

Gross profit in the first quarter of fiscal 2006 increased to 42.2% of net sales or $97.6 million from $69.9 million or 41.0% of net sales in the comparable quarter in fiscal 2005. Improvements to initial margins due to better merchandise sourcing accounted for the majority of this increase.

Selling, general and administrative expenses during the first quarter of fiscal 2006 decreased to 22.8% of net sales compared to 24.3% of net sales during the first quarter of fiscal 2005. This improvement was primarily attributable to the leveraging of store related and administrative expenses. Selling, general and administrative expenses in the first quarter of fiscal 2006 increased to $52.8 million from $41.5 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 19.4% of net sales or $44.8 million for the first quarter of fiscal 2006 compared to 16.7% of net sales or $28.4 million for the comparable quarter of fiscal 2005.

Our effective income tax rate decreased to 39.8% of income for the first quarter of fiscal 2006 compared to 40.5% of income for the same period in fiscal 2005. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $223.4 million at April 30, 2005, as compared to $219.1 million and $154.6 million at January 31, 2005 and April 30, 2004, respectively. Increases in cash, cash equivalents and marketable securities in all periods, were primarily a result of cash provided by operating activities. Our net working capital was $214.9 million at April 30, 2005, as compared to $189.6 and $122.3 at January 31, 2005 and April 30, 2004, respectively. The change in net working capital is primarily due to the increase in our cash, cash equivalents, marketable securities and inventories required to support our current growth.

We mainly satisfy our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to open new stores and purchase inventories. During the first quarter of fiscal 2006 we opened four new stores and circulated approximately 6.5 million catalogs. In addition, during April 2005, we entered into an operating lease for a new distribution center located in South Carolina. As part of the lease agreement, we purchased the equipment housed within the distribution center such as fork lifts, racking systems, conveyor systems, as well as state-of-the-art tilt tray sorter equipment for $3 million. Furthermore, during April 2005, we acquired several buildings in the historic core of the Philadelphia Navy Yard, approximately five miles from our existing Philadelphia based offices, which will become our new home office campus. Five of the buildings were purchased for a nominal price and two will be leased through an operating lease. During the balance of fiscal 2006, we plan to construct and open an additional 26 to 28 new stores, renovate certain existing stores, increase our catalog circulation by 5 million to approximately 31 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. Capital expenditures for the balance of fiscal 2006 are expected to be approximately $82 million, primarily to expand our store base and begin construction of our new home office campus. Our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities are necessary to adequately support our growth. We expect to spend between $40 and $50 million to improve our new home office campus, net of potential incentive credits, over the next three years, most of which will be capitalized based on the useful life of the improvements and fixtures.

Accumulated cash and future cash from operating activities, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2008.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35.0 million revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at the Company’s discretion, subject to a seven day request period. On May 16, 2005, we increased the available credit on the Line to $42.5 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of April 30, 2005, we were in compliance with all covenants under the Line. As of and during the three months ended April 30, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $27.4 million as of April 30, 2005. The available borrowing, including the accordion feature, under the Line was $22.6 million as of April 30, 2005.

Our investment portfolio includes certain auction rate securities that have been reclassified from cash equivalents to short-term marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We have historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the our ability to either liquidate our holdings or roll our investment over to the next reset period.

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the April 30, 2004 condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2005, we were not party to any off-balance sheet arrangements.

Other Matters

Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. We are in the process of evaluating the impact of FIN 47.

Seasonality and Quarterly Results

While we have been profitable in each of our last 61 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. While the comparable store sales trend thus far during fiscal 2006 continues to significantly exceed our plan, results of operations in any one fiscal quarter are not indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of April 30, 2005, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.1*(a)	Acquisition and Development Agreement between Philadelphia Authority for Industrial Development and Urban Outfitters, Inc.

10.2*(a)	First Amendment to the Acquisition and Development Agreement between Philadelphia Authority for Industrial Development and Urban Outfitters, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
(a)	Certain exhibits and schedules have been omitted from this exhibit. The Company agrees to furnish the Securities and Exchange Commission on a supplemental basis a copy of any omitted exhibit or schedule upon request.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2005

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
President

Date: June 9, 2005

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees
Chief Financial Officer