Form 10-Q
period 2005-07-31
URBAN OUTFITTERS INC
filed 2005-09-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value—82,169,621 shares outstanding on September 2, 2005.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31, 2005	January 31, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,776	$29,731	$22,313
Marketable securities	143,262	125,953	79,973
Accounts receivable, net of allowance for doubtful accounts of $689, $586 and $813, respectively	19,195	8,364	10,420
Inventories	132,596	98,996	90,930
Prepaid expenses, deferred taxes and other current assets	29,097	24,824	18,707

Total current assets	345,926	287,868	222,343

Property and equipment, net	216,683	192,792	169,483
Marketable securities	62,113	63,457	60,195
Deferred income taxes and other assets	13,111	12,567	9,555

	$637,833	$556,684	$461,576

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,945	$39,102	$37,214
Accrued expenses, accrued compensation and other current liabilities	53,778	59,169	45,836

Total current liabilities	101,723	98,271	83,050

Deferred rent and other liabilities	58,805	56,169	40,582

Total liabilities	160,528	154,440	123,632

Commitments and contingencies (see Note 7)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 82,152,021, 81,447,444 and 80,895,742 shares issued and outstanding, respectively	8	8	8
Additional paid-in capital	127,938	109,430	99,517
Unearned compensation	(4,486)	(5,058)	(5,646)
Retained earnings	353,435	295,394	242,282
Accumulated other comprehensive income	410	2,470	1,783

Total shareholders’ equity	477,305	402,244	337,944

	$637,833	$556,684	$461,576

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net sales	$253,392	$189,484	$484,717	$359,774
Cost of sales, including certain buying, distribution and occupancy costs	148,556	112,466	282,264	212,862

Gross profit	104,836	77,018	202,453	146,912
Selling, general and administrative expenses	55,371	42,898	108,210	84,396

Income from operations	49,465	34,120	94,243	62,516
Other income, net	1,326	346	2,090	302

Income before income taxes	50,791	34,466	96,333	62,818
Income tax expense	20,190	13,958	38,292	25,441

Net income	$30,601	$20,508	$58,041	$37,377

Net income per common share:
Basic	$0.37	$0.25	$0.71	$0.46

Diluted	$0.36	$0.25	$0.69	$0.45

Weighted average common shares and common share equivalents outstanding:
Basic	81,806,803	80,554,025	81,647,205	80,421,047

Diluted	84,916,500	83,411,392	84,727,414	83,174,091

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Comprehensive Income		Common Shares		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Quarter	Year to- Date	Number of Shares	Par Value
Balances at February 1, 2005			81,447,444	$8	$109,430	$(5,058)	$295,394	$2,470	$402,244
Net Income	$30,601	$58,041	—	—	—	—	58,041	—	58,041
Foreign currency translation	(2,369)	(2,076)	—	—	—	—	—	(2,076)	(2,076)
Unrealized gain on marketable securities, net of tax	278	16	—	—	—	—	—	16	16

Comprehensive income	$28,510	$55,981

Amortization of unearned compensation				—		572	—	—	572
Exercise of stock options			704,577	—	11,134	—	—	—	11,134
Tax effect of exercises			—	—	7,374	—	—	—	7,374

Balances at July 31, 2005			82,152,021	$8	$127,938	$(4,486)	$353,435	$410	$477,305

Balances at February 1, 2004			79,776,542	$8	$83,279	$—	$204,905	$1,938	$290,130
Net income	$20,508	$37,377	—	—	—	—	37,377	—	37,377
Foreign currency translation	413	229	—	—	—	—	—	229	229
Unrealized gain/(loss) on marketable securities, net of tax	1	(384)	—	—	—	—	—	(384)	(384)

Comprehensive income	$20,922	$37,222

Restricted stock issued			200,000	—	5,766	(5,766)	—	—	—
Amortization of unearned compensation			—	—	—	120	—	—	120
Exercise of stock options			919,200		4,274				4,274
Tax effect of exercises			—	—	6,198	—	—	—	6,198

Balances at July 31, 2004			80,895,742	$8	$99,517	$(5,646)	$242,282	$1,783	$337,944

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$58,041	$37,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,571	15,274
Tax benefit of stock option exercises	7,374	6,198
Stock-based compensation expense	572	120
Changes in assets and liabilities:
Increase in accounts receivable	(10,870)	(3,708)
Increase in inventories	(33,795)	(27,685)
Increase in prepaid expenses and other assets	(4,995)	(32)
Increase in accounts payable, accrued expenses and other liabilities	1,947	29,260

Net cash provided by operating activities	36,845	56,804

Cash flows from investing activities:
Capital expenditures	(38,081)	(36,616)
Purchases of marketable securities	(291,964)	(221,622)
Sales and maturities of marketable securities	274,709	216,299

Net cash used in investing activities	(55,336)	(41,939)

Cash flows from financing activities:
Exercise of stock options	11,134	4,274

Net cash provided by financing activities	11,134	4,274

Effect of exchange rate changes on cash and cash equivalents	(598)	(145)

(Decrease) increase in cash and cash equivalents	(7,955)	18,994
Cash and cash equivalents at beginning of period	29,731	3,319

Cash and cash equivalents at end of period	$21,776	$22,313

Supplemental cash flow information:
Cash paid during period for:
Interest	$25	$123

Income taxes paid	$47,090	$12,117

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

The retail portion of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the six months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Splits

On August 17, 2005, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend. The additional shares to be issued as a result of the stock split will be distributed on or about September 23, 2005 (“distribution date”) to shareholders of record as of September 6, 2005. All relevant amounts in the accompanying condensed consolidated financial statements are presented on a pre-split basis since the Company’s stock has not yet begun trading on a post-split basis.

3.	Reclassifications

Lease Accounting

In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) clarified its position regarding certain lease accounting practices.

According to the SEC’s letter, under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. The Company had historically recorded rent expense on a straight-line basis over the lease period, commencing on the date the store opened. The lease period did not include the construction period for which the Company improved the lease space to make it suitable for operation, during which time the Company was not permitted to occupy the space. The Company changed its straight-line period to include this construction period in its calculation of rent expense over the lease term resulting in a cumulative adjustment to its Statement of Income in the fourth quarter of fiscal year 2005.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability that is amortized over the term of the lease and reflected as a reduction to rent expense. The Company had historically classified tenant improvement allowances on the Company’s consolidated balance sheets as a reduction of property and equipment. The related amortization was classified as a reduction of depreciation expense on the Company’s consolidated statements of income. The

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s consolidated statements of cash flows historically reflected tenant improvement allowances as a reduction of capital expenditures within cash flows from investing activities. The Company changed its classification of tenant improvement allowances on its consolidated financial statements to reflect such items as deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Furthermore, tenant improvement allowance activity is presented within cash flows from operating activities on the consolidated statements of cash flows. As a result, the accompanying condensed consolidated balance sheet as of July 31, 2004 and statement of cash flows for the six months ended July 31, 2004 have been reclassified to reflect the tenant improvement allowances as a component of deferred rent as opposed to leasehold improvements, net of previously recorded amortization.

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

Based upon the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term marketable securities as of July 31, 2004. In addition, “Purchases of marketable securities” and “Sales of marketable securities” included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities for the six months ended July 31, 2004.

4.	Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Marketable Securities

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2005, January 31, 2005 and July 31, 2004 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2005
Municipal bonds:
Maturing in less than one year	$31,405	$2	$(170)	$31,237
Maturing after one year through four years	57,679	7	(566)	57,120

	89,084	9	(736)	88,357

Auction rate instruments:
Maturing in less than one year	112,024	1	—	112,025
Maturing after one year through two years	5,000	—	(7)	4,993

	117,024	1	(7)	117,018

	$206,108	$10	$(743)	$205,375

As of January 31, 2005
Municipal bonds:
Maturing in less than one year	$22,547	$26	$(70)	$22,503
Maturing after one year through four years	54,910	2	(455)	54,457

	77,457	28	(525)	76,960

Auction rate instruments:
Maturing in less than one year	103,443	7	—	103,450
Maturing after one year through four years	9,000	—	—	9,000

	112,443	7	—	112,450

	$189,900	$35	$(525)	$189,410

As of July 31, 2004
Municipal bonds:
Maturing in less than one year	$26,991	$14	$(32)	$26,973
Maturing after one year through four years	49,582	41	(428)	49,195

	76,573	55	(460)	76,168

Auction rate instruments:
Maturing in less than one year	53,000	—	—	53,000
Maturing after one year through three years	10,999	1	—	11,000

	63,999	1	—	64,000

	$140,572	$56	$(460)	$140,168

Proceeds from the sale of available-for-sale securities were $274,709 and $216,299 for the six months ended July 31, 2005 and 2004, respectively. For the six months ended July 31, 2005 and 2004, $22 and $56 of realized gains, respectively, were included in other income.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Line of Credit Facility

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35,000 revolving credit facility with an accordion feature allowing an increase to $50,000 at the Company’s discretion, subject to a seven day request period. On May 16, 2005, we increased the Line to $42,500. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of July 31, 2005, the Company is in compliance with all covenants under the Line. As of and during the six months ended July 31, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $35,901 as of July 31, 2005. The available borrowing under the line, including the accordion feature, was $14,099 as of July 31, 2005.

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

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 5,000,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. The Company’s Compensation Committee, which approves the awards, determines the vesting period of the award, which is up to five years. Options granted to non-employee directors vest up to one year. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2003. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. As of July 31, 2005, 2,487,500 and 284,800 common shares were available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

The Company may make restricted stock awards to employees, non-employee directors and consultants. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period, such as an employee’s continued employment with the Company or the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation is recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations. During the year ended January 31, 2005, the Company granted 200,000 shares of restricted common stock with a grant date fair market value of $5.8 million. Stock-based compensation resulting from this grant included in the accompanying condensed consolidated statements of income for the three and six month periods ended July 31, 2005 totaled $291 and $572, respectively, compared to $120 for both the three and six month periods ended July 31, 2004. As of July 31, 2005, this was the only grant of restricted stock.

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Net income—as reported	$30,601	$20,508	$58,041	$37,377
Add: Stock based employee compensation expense included in the determination of net income as reported, net of related tax effect	176	71	345	71
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(1,769)	(5,356)	(3,676)	(6,094)

Net income—pro forma	$29,008	$15,223	$54,710	$31,354

Net income per common share—basic—as reported	$0.37	$0.25	$0.71	$0.46

Net income per common share—basic—pro forma	$0.35	$0.19	$0.67	$0.39

Net income per common share—diluted—as reported	$0.36	$0.25	$0.69	$0.45

Net income per common share—diluted—pro forma	$0.34	$0.18	$0.65	$0.38

9.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Basic weighted average shares outstanding	81,806,803	80,554,025	81,647,205	80,421,047
Effect of dilutive options	3,109,697	2,857,367	3,080,209	2,753,044

Diluted weighted average shares outstanding	84,916,500	83,411,392	84,727,414	83,174,091

For the three months ended July 31, 2005 and 2004, options to purchase 90,000 and 2,103,000 common shares were outstanding, respectively, but were not included in our computation of diluted weighted average

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common shares and common share equivalents outstanding, because their effect would have been anti-dilutive. The price of the options is $59.53 for the three months ended July 31, 2005 and range in price from $27.43 to $30.96 for the three months ended July 31, 2004. Furthermore, options to purchase 235,000 and 2,103,000 common shares were outstanding for the six months ended July 31, 2005 and 2004, respectively, but were not included in our computation, because their effect would have been anti dilutive. The price of the options range from $47.09 to $59.53 and $27.43 to $30.96 for the six months ended July 31, 2005 and 2004, respectively.

10.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 151 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through three catalogs and three web sites as of July 31, 2005. Net sales from the retail segment accounted for over 95% of total consolidated net sales for the six months ended July 31, 2005 and 2004. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,100 better specialty retailers worldwide.

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

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net sales
Retail operations	$241,870	$183,226	$462,515	$347,195
Wholesale operations	12,531	6,860	23,669	13,430
Intersegment elimination	(1,009)	(602)	(1,467)	(851)

Total net sales	$253,392	$189,484	$484,717	$359,774

Income from operations
Retail operations	$49,616	$35,161	$94,162	$64,804
Wholesale operations	2,430	1,147	5,433	2,281
Intersegment elimination	(182)	(112)	(261)	(153)

Total segment operating income	51,864	36,196	99,334	66,932
General corporate expenses	(2,399)	(2,076)	(5,091)	(4,416)

Total income from operations	$49,465	$34,120	$94,243	$62,516

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 31, 2005	January 31, 2005	July 31, 2004
Property and equipment, net
Retail operations	$215,583	$191,695	$168,504
Wholesale operations	1,100	1,097	979

Total property and equipment, net	$216,683	$192,792	$169,483

Inventories
Retail operations	$124,619	$94,914	$87,751
Wholesale operations	7,977	4,082	3,179

Total inventories	$132,596	$98,996	$90,930

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon our domestic and foreign operations, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net sales
Domestic operations	$239,064	$180,629	$458,155	$342,958
Foreign operations	14,328	8,855	26,562	16,816

Total net sales	$253,392	$189,484	$484,717	$359,774

	July 31, 2005	January 31, 2005	July 31, 2004
Property and equipment, net
Domestic operations	$197,681	$174,778	$155,231
Foreign operations	19,002	18,014	14,252

Total property and equipment, net	$216,683	$192,792	$169,483

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the Securities and Exchange Commission (“SEC”). We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale segment. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores. In addition, all brands offer merchandise through our direct-to-consumer operations, which consist of a catalog and web site for each of these brands. Our wholesale segment consists of our Free People wholesale division.

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

Our business segments are sensitive to economic conditions, consumer spending, shifts in fashion and industry and demographic conditions. We are subject to seasonal variations and face numerous business risk factors. Consumer purchases of discretionary retail items and specialty retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations. There is a risk that consumer sentiment may turn negative due to economic and/or geo-political factors, which could negatively impact our financial position and results of operations.

As of the date of this report, we have not identified any trends in the economy, industry or demography that are reasonably likely to have a material effect on our financial condition or results of operations.

Our business is dependent upon our ability to predict fashion trends, customer preferences and other fashion-related factors. Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations. Compared to our retail segments, our wholesale business is more sensitive to changes in fashion trends because of longer lead times in the manufacture and sale of its apparel. While we do not plan for mistakes in our fashion offering selections, our fashion decisions constitute a material risk and may have an adverse effect on our financial condition and results of operations.

We plan to grow our store base by approximately 20% per year. We may not be successful in expanding our business and opening new retail stores. Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis. Our operating complexity will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operating capabilities, and expand, train and manage our employee base. We may be unable to hire and train a sufficient number of qualified personnel or successfully manage our growth.

Our expansion prospects also depend on a number of other factors, many of which are beyond our control, including, among other things:

•	competition;

•	the availability of financing for capital expenditures and working capital requirements;

•	the availability of suitable sites for new store locations on acceptable lease terms; and

•	the availability of inventory.

There can be no assurance that we will be able to achieve our store expansion goals, nor can there be any assurance that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable revenue and profitability levels, we may incur significant costs associated with closing those stores.

Retail Stores

As of July 31, 2005, we operated 80 Urban Outfitters stores of which 72 were located in the United States, three in Canada, three in England, one in Scotland and one in Ireland. During the three months ended July 31, 2005, we opened three new Urban Outfitters stores, all of which are located within the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Our North American and European store sales accounted for approximately 43% and 4% of consolidated net sales, respectively, for the six months ended July 31, 2005, as compared to 44% and 3% of consolidated net sales, respectively, during the comparable period last year.

We operated 68 Anthropologie stores as of July 31, 2005, all of which were located in the United States. During the three months ended July 31, 2005, we opened one new Anthropologie store. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years. Anthropologie’s store sales accounted for approximately 37% of consolidated net sales for the six months ended July 31, 2005, as compared to 39% during the comparable period last year.

We operated three Free People stores as of July 31, 2005, all of which are located in the United States. During the three months ended July 31, 2005, we opened one new Free People store. Free People primarily offers Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open many additional stores over the next several fiscal years. Free People store sales accounted for less than 1% of consolidated net sales for the six months ended July 31, 2005 and 2004.

For all brands combined, we plan to open approximately 30 to 32 new stores during fiscal 2006, including three to four new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. Our goal thereafter is to increase our store count at least 20% per year.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog. During the three months ended July 31, 2005, we circulated approximately 3.5 million Anthropologie catalogs compared to approximately 3.2 million catalogs during the same period in the prior year. We plan to circulate approximately 19 million Anthropologie catalogs in total during fiscal 2006 and intend to increase the level of catalog circulation over the next few years. We believe this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers.

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

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended July 31, 2005, we circulated approximately 1.8 million catalogs, compared to approximately 1.4 million catalogs during the same period in fiscal 2005. We plan to circulate approximately 11 million catalogs during fiscal 2006. We believe this catalog expands our distribution channels and increases brand awareness.

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

We introduced the Free People web site, www.freepeople.com, during September of 2004. This site offers consumers much of the Free People wholesale product assortment. Initial customer reaction to our web site has exceeded our initial plan, and we intend to make strategic investments to expand the direct-to-consumer channel of Free People.

Direct-to-consumer sales were approximately 12% of consolidated net sales for the six months ended July 31, 2005, as compared to 10% during the comparable period last year.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,100 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 4% of consolidated net sales for the six months ended July 31, 2005, as compared to 4% during the comparable period last year.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, additional sales returns would be recorded in the future. As of July 31, 2005, January 31, 2005 and July 31, 2004, reserves for estimated sales returns in-transit totaled $4.8 million, $4.5 million and $3.3 million, respectively, representing 3.0%, 2.9% and 2.6% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce inventories to their estimated net realizable value, if required. Inventories as of July 31, 2005, January 31, 2005 and July 31, 2004 totaled $132.6 million, $99.0 million and $90.9 million, respectively, representing 20.8% 17.8%, and 19.7% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements as well as furniture and fixtures and are included in the “Property and Equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over five years. Net property and equipment as of July 31, 2005, January 31, 2005 and July 31, 2004 totaled $216.7 million, $192.8 million and $169.5 million, respectively, representing 34.0%, 34.6% and 36.7% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis as well as if events or changes in circumstances indicate that the assets may not be recoverable. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the six months ended July 31, 2005 and 2004, as well as for fiscal 2005, we had no write-downs of long-lived assets.

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

As of the date of this report, all of our stores open in excess of three years are generating positive cash flow on an annual basis before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. We determine our provision for income taxes based on tax legislation currently in effect. Legislation changes currently proposed by certain states, in which we operate, if enacted, could increase the transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense, which could have a material adverse effect on our results of operations. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2005, January 31, 2005, and July 31, 2004 totaled $17.6 million, $16.7 million and $13.8 million, respectively, representing 2.8%, 3.0% and 3.0% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income.

We have valuation allowances of $2.0 million as of July 31, 2005 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries and capital loss carryforwards. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions or to realize off-setting capital gains becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates and assesses if we will realize the deferred tax assets and adjusts the valuation allowances if necessary.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.6	59.4	58.2	59.2

Gross profit	41.4	40.6	41.8	40.8
Selling, general and administrative expenses	21.9	22.6	22.3	23.5

Income from operations	19.5	18.0	19.5	17.3
Other income, net	0.5	0.2	0.4	0.1

Income before income taxes	20.0	18.2	19.9	17.4
Income tax expense	8.0	7.4	7.9	7.1

Net income	12.0%	10.8%	12.0%	10.3%

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

Three Months Ended July 31, 2005 Compared To Three Months Ended July 31, 2004

Net sales for the second quarter of fiscal 2006 increased by 33.7% to $253.4 million from $189.5 million during the same quarter in the prior fiscal year. The $63.9 million increase was primarily attributable to a $58.6 million, or 32.0% increase, in retail segment sales. Free People wholesale sales contributed $5.3 million, representing an 84.1% increase over sales from the same quarter in fiscal 2005, excluding sales to our retail segment. The growth in our retail segment sales during the quarter was driven by a $33.1 million increase in noncomparable and new store sales, an increase in comparable store sales of $15.6 million, or 10.0%, and an increase in direct-to-consumer sales of $9.9 million, or 53.9%. The increase in comparable store net sales was comprised of a 13.1%, 6.0% and 35.9% increase for Urban Outfitters, Anthropologie, and Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of 38 new stores that did not operate for the full comparable quarter in fiscal 2005. Comparable store net sales increases were primarily due to an increase in the average unit retail price while the total number of transactions was essentially flat and the number of items sold per transaction declined slightly. Thus far during the third quarter, comparable store sales are significantly exceeding our plan. Direct-to-consumer net sales increased over the second quarter of fiscal 2005 primarily due to increased customer response related to the circulation of approximately 0.7 million additional catalogs versus the prior quarter, increased traffic to the web sites, and improvements in the average order value. The increase in Free People wholesale sales was primarily driven by an increase in the average order size led by growth in department store orders. Furthermore, fall and holiday regular bookings continued to be significantly ahead of the prior year.

Gross profit in the second quarter of fiscal 2006 increased to 41.4% of net sales or $104.8 million from $77.0 million or 40.6% of net sales in the comparable quarter in fiscal 2005. Improvements to initial margins were primarily driven by better merchandise sourcing and improved obsolescence and markdown charges.

Selling, general and administrative expenses during the second quarter of fiscal 2006 decreased to 21.9% of net sales compared to 22.6% of net sales during the second quarter of fiscal 2005. This improvement was primarily attributable to the leveraging of store related and administrative expenses. Selling, general and administrative expenses in the second quarter of fiscal 2006 increased to $55.4 million from $42.9 million for the comparable quarter of fiscal 2005. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 19.5% of net sales or $49.5 million for the second quarter of fiscal 2006 compared to 18.0% of net sales or $34.1 million for the comparable quarter of fiscal 2005.

Our effective income tax rate decreased to 39.8% of income for the second quarter of fiscal 2006 compared to 40.5% of income for the same period in fiscal 2005. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Six Months Ended July 31, 2005 Compared To Six Months Ended July 31, 2004

Net sales for the six months ended July 31, 2005 increased by 34.7% to $484.7 million from $359.8 million during the same period in the prior fiscal year. The $124.9 million increase was primarily attributable to a $115.3 million, or 33.2% increase, in retail segment sales. Free People wholesale sales contributed $9.6 million, representing a 76.5% increase over sales from the comparable period in fiscal 2005, excluding sales to our retail segment. The growth in our retail segment sales during the six months ended July 31, 2005 was driven by a $63.9 million increase in noncomparable and new store sales, an increase in comparable store sales of $31.4 million, or 10.6%, and an increase in direct-to-consumer sales of $20.0 million, or 54.2%. The increase in comparable store net sales was comprised of a 13.0%, 7.4%, and 40.4% increase for Urban Outfitters, Anthropologie, and Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of 39 new stores that did not operate for the full comparable period in fiscal 2005. Comparable store net sales increases were primarily due to an increase in the average unit retail price, while the total number of transactions was essentially flat and the number of items sold per transaction declined slightly. Direct-to-consumer net sales increased over the comparable period in fiscal 2005 primarily due to increased customer response related to the circulation of approximately 1.4 million additional catalogs versus the same period last year, increased traffic to the web sites, and improvements in the average order value. The increase in Free People wholesale sales was primarily driven by an increase in the average order size led by growth in department store orders. Furthermore, regular bookings continued to be significantly ahead of the prior year.

Gross profit for the six months ended July 31, 2006 increased to 41.8% of net sales or $202.5 million from $146.9 million or 40.8% of net sales in the comparable period in fiscal 2005. Improvements were primarily related to better initial margins and improved obsolescence and markdown charges.

Selling, general and administrative expenses during the six months ended July 31, 2005 decreased to 22.3% of net sales compared to 23.5% of net sales during the same period in fiscal 2005. This improvement was primarily attributable to the leveraging of store related and administrative expenses. Selling, general and administrative expenses for the six months ended July 31, 2005 increased to $108.2 million from $84.4 million for the comparable period of fiscal 2005. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 19.5% of net sales or $94.2 million for the six months ended July 31, 2005 compared to 17.3% of net sales or $62.5 million for the comparable quarter of fiscal 2005.

Our effective income tax rate decreased to 39.8% of income for the six months ended July 31, 2005 compared to 40.5% of income for the comparable period in fiscal 2005. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $227.2 million at July 31, 2005, as compared to $219.1 million and $162.5 million at January 31, 2005 and July 31, 2004, respectively. Increases in cash, cash equivalents and marketable securities in all periods were primarily a result of cash provided by operating activities. Our net working capital was $244.2 million at July 31, 2005, as compared to $189.6 and $139.3 at January 31, 2005 and July 31, 2004, respectively. The change in net working capital is primarily due to the increase in our cash, cash equivalents, marketable securities and inventories required to support our current growth.

We mainly satisfy our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to open new stores and purchase inventories. During the six months ended July 31, 2005, we opened nine new stores and circulated approximately 11.8 million catalogs. In addition, during April 2005, we entered into an operating lease for a new distribution center located in South Carolina. As part of the lease agreement, we purchased the equipment housed within the distribution center, including fork lifts, racking systems, conveyor systems, as well as state-of-the-art tilt tray sorter equipment, for $3 million. Furthermore, during April 2005, we acquired several buildings in the historic core of the Philadelphia Navy Yard, approximately five miles from our existing Philadelphia based offices, which will become our new home office campus. Five of the buildings were purchased for a nominal price and two will be leased through an operating lease. During the balance of fiscal 2006, we plan to construct and open an additional 21 to 23 new stores, renovate certain existing stores, increase our catalog circulation by 5 million to approximately 31 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. Capital expenditures for the balance of fiscal 2006 are expected to be approximately $62 million, primarily to expand our store base and continue construction of our new home office campus. Our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities are necessary to adequately support our growth. We expect to spend between $40 and $50 million to improve our new home office campus, net of potential incentive credits, over the next three years, most of which will be capitalized based on the useful life of the improvements and fixtures.

Accumulated cash and future cash from operating activities, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2008.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $35.0 million revolving credit facility with an accordion feature allowing an increase in the Line to $50.0 million at the Company’s discretion, subject to a seven day request period. On May 16, 2005, we increased the available credit on the Line to $42.5 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of July 31, 2005, we were in compliance with all covenants under the Line. As of and during the three months ended July 31, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $35.9 million as of July 31, 2005. The available borrowing under the line, including the accordion feature, was $14.1 million as of July 31, 2005.

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

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the July 31, 2004 condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

As of and for the three months ended July 31, 2005, except for operating leases entered into in the normal course of business, we were not party to any off-balance sheet arrangements.

Other Matters

Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We are in the process of evaluating the impact of FIN 47.

Seasonality and Quarterly Results

While we have been profitable in each of our last 62 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. Results of operations in any one fiscal quarter are not indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into our operations or by the size and timing of catalog mailings and web site traffic for our direct-to-consumer operations. Fluctuations in the bookings and shipments of wholesale merchandise among quarters can also have positive or negative effects on earnings during the quarters.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of July 31, 2005, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 24, 2005. The following items reflect the matters that were voted upon and the results of each vote.

The following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

Name	For	Withheld
Richard A. Hayne	64,824,917	11,140,633
Scott A. Belair	59,638,830	16,326,720
Harry S. Cherken, Jr.	58,406,390	17,559,160
Joel S. Lawson III	67,757,151	8,208,399
Glen T. Senk	64,062,236	11,903,314
Robert H. Strouse	70,347,448	5,618,102

The following matters were approved and received the number of votes set forth opposite each respective item:

	For	Against	Withheld
Amend Urban Outfitters 2004 Stock Incentive Plan	64,242,087	2,808,986	104,676
Adopt Urban Outfitters Executive Incentive Plan	72,384,953	3,470,634	109,962

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2005

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
President

Date: September 8, 2005

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees
Chief Financial Officer