Form 10-Q
period 2005-10-31
URBAN OUTFITTERS INC
filed 2005-12-12
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value—164,696,277 shares outstanding on December 1, 2005.

PART I

FINANCIAL INFORMATION

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31, 2005	January 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,067	$29,731	$5,413
Marketable securities	136,273	125,953	81,502
Accounts receivable, net of allowance for doubtful accounts of $855, $586 and $911, respectively	18,509	8,364	13,635
Inventories	170,232	98,996	112,893
Prepaid expenses, deferred taxes and other current assets	27,170	24,824	26,006

Total current assets	372,251	287,868	239,449
Property and equipment, net	255,091	192,792	179,166
Marketable securities	65,946	63,457	67,099
Deferred income taxes and other assets	17,165	12,567	9,548

	$710,453	$556,684	$495,262

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,299	$39,102	$43,744
Accrued expenses, accrued compensation and other current liabilities	74,409	59,169	38,280

Total current liabilities	127,708	98,271	82,024
Deferred rent	66,392	56,169	43,241
Total liabilities	194,100	154,440	125,265

Commitments and contingencies (see Note 7)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 164,434,327, 162,894,888 and 162,442,584 shares issued and outstanding, respectively	17	17	17
Additional paid-in capital	129,321	109,421	104,752
Unearned compensation	(4,196)	(5,058)	(5,349)
Retained earnings	390,597	295,394	268,318
Accumulated other comprehensive income	614	2,470	2,259

Total shareholders’ equity	516,353	402,244	369,997

	$710,453	$556,684	$495,262

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine months Ended October 31,
	2005	2004	2005	2004
Net sales	$288,801	$216,353	$773,518	$576,127
Cost of sales, including certain buying, distribution and occupancy costs	168,550	124,895	450,814	337,757

Gross profit	120,251	91,458	322,704	238,370
Selling, general and administrative expenses	59,592	48,276	167,802	132,672

Income from operations	60,659	43,182	154,902	105,698
Other income, net	1,021	576	3,111	878

Income before income taxes	61,680	43,758	158,013	106,576
Income tax expense	24,518	17,722	62,810	43,163

Net income	$37,162	$26,036	$95,203	$63,413

Net income per common share:
Basic	$0.23	$0.16	$0.58	$0.39

Diluted	$0.22	$0.15	$0.56	$0.38

Weighted average common shares and common share equivalents outstanding:
Basic	163,953,135	162,095,230	163,698,505	161,126,172

Diluted	170,328,859	168,152,512	169,934,178	166,815,992

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Comprehensive Income		Common Shares		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Quarter	Year to-Date	Number of Shares	Par Value
Balances at February 1, 2005			162,894,888	$17	$109,421	$(5,058)	$295,394	$2,470	$402,244
Net Income	$37,162	$95,203	—	—	—	—	95,203	—	95,203
Foreign currency translation	326	(1,750)	—	—	—	—	—	(1,750)	(1,750)
Unrealized loss on marketable securities, net of tax	(122)	(106)	—	—	—	—	—	(106)	(106)

Comprehensive income	$37,366	$93,347

Amortization of unearned compensation			—	—	—	862	—	—	862
Exercise of stock options			1,539,439	—	11,937	—	—	—	11,937
Tax effect of exercises			—	—	7,963	—	—	—	7,963

Balances at October 31, 2005			164,434,327	$17	$129,321	$(4,196)	$390,597	$614	$516,353

Balances at February 1, 2004			159,553,084	$17	$83,270	$—	$204,905	$1,938	$290,130
Net income	$26,036	$63,413	—	—	—	—	63,413	—	63,413
Foreign currency translation	180	409	—	—	—	—	—	409	409
Unrealized gain/(loss) on marketable securities, net of tax	296	(88)	—	—	—	—	—	(88)	(88)

Comprehensive income	$26,512	$63,734

Restricted stock issued			400,000	—	5,766	(5,766)	—	—	—
Amortization of unearned compensation			—	—	—	417	—	—	417
Exercise of stock options			2,489,500	—	5,676				5,676
Tax effect of exercises			—	—	10,040	—	—	—	10,040

Balances at October 31, 2004			162,442,584	$17	$104,752	$(5,349)	$268,318	$2,259	$369,997

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended October 31,
	2005	2004
Cash flows from operating activities:
Net income	$95,203	$63,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,483	21,350
Provision for deferred income taxes	(992)	—
Tax benefit of stock option exercises	7,963	10,040
Stock-based compensation expense	862	417
Gain on disposition of building	(1,562)	—
Changes in assets and liabilities:
Increase in accounts receivable	(10,187)	(6,914)
Increase in inventories	(71,546)	(49,590)
Increase in prepaid expenses and other assets	(7,628)	(7,309)
Increase in accounts payable, accrued expenses and other liabilities	27,105	27,349

Net cash provided by operating activities	67,701	58,756

Cash flows from investing activities:
Capital expenditures	(78,093)	(48,480)
Proceeds from disposition of building	3,769	—
Purchases of marketable securities	(396,716)	(368,794)
Sales and maturities of marketable securities	381,854	354,749

Net cash used in investing activities	(89,186)	(62,525)

Cash flows from financing activities:
Exercise of stock options	11,937	5,676

Net cash provided by financing activities	11,937	5,676

Effect of exchange rate changes on cash and cash equivalents	(116)	187

(Decrease) increase in cash and cash equivalents	(9,664)	2,094
Cash and cash equivalents at beginning of period	29,731	3,319

Cash and cash equivalents at end of period	$20,067	$5,413

Supplemental cash flow information:
Cash paid during period for:
Interest	$31	$129

Income taxes paid	$59,791	$33,026

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

The retail portion of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Splits

On August 17, 2005, the Company’s Board of Directors authorized a two-for-one split of its common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 23, 2005 to shareholders of record as of September 6, 2005. All relevant amounts in the accompanying condensed consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

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

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability that is amortized over the term of the lease and reflected as a reduction to rent expense. The Company had historically classified tenant improvement allowances on the Company’s consolidated balance sheets as a reduction of property and equipment. The related amortization was classified as a reduction of depreciation expense on the Company’s consolidated statements of income. The Company’s consolidated statements of cash flows historically reflected tenant improvement allowances as a reduction of capital expenditures within cash flows from investing activities. The Company changed its

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classification of tenant improvement allowances on its consolidated financial statements to reflect such items as deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Furthermore, tenant improvement allowance activity is presented within cash flows from operating activities on the consolidated statements of cash flows. As a result, the accompanying condensed consolidated balance sheet as of October 31, 2004 and statement of cash flows for the nine months ended October 31, 2004 have been reclassified to reflect the tenant improvement allowances as a component of deferred rent as opposed to leasehold improvements, net of previously recorded amortization.

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

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2005, January 31, 2005 and October 31, 2004 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2005
Municipal bonds:
Maturing in less than one year	$29,589	$5	$(146)	$29,448
Maturing after one year through four years	66,729	—	(783)	65,946

	96,318	5	(929)	95,394

Auction rate instruments:
Maturing in less than one year	106,825	—	—	106,825

	$203,143	$5	$(929)	$202,219

As of January 31, 2005
Municipal bonds:
Maturing in less than one year	$22,547	$26	$(70)	$22,503
Maturing after one year through four years	54,910	2	(455)	54,457

	77,457	28	(525)	76,960

Auction rate instruments:
Maturing in less than one year	103,443	7	—	103,450
Maturing after one year through four years	9,000	—	—	9,000

	112,443	7	—	112,450

	$189,900	$35	$(525)	$189,410

As of October 31, 2004
Municipal bonds:
Maturing in less than one year	$23,605	$—	$(102)	$23,503
Maturing after one year through four years	64,105	—	(6)	64,099

	87,710	—	(108)	87,602

Auction rate instruments:
Maturing in less than one year	57,999	—	—	57,999
Maturing after one year through three years	3,000	—	—	3,000

	60,999	—	—	60,999

	$148,709	$—	$(108)	$148,601

Proceeds from the sale of available-for-sale securities were $381,854 and $354,749 for the nine months ended October 31, 2005 and 2004, respectively. For the nine months ended October 31, 2005 and 2004, $32 and $56 of realized gains, respectively, were included in other income.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year $42,500 revolving credit facility with an accordion feature allowing an increase to $50,000 at the Company’s discretion, subject to a seven day request period. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of October 31, 2005, the Company was in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $25,288 as of October 31, 2005. The available borrowing under the line, including the accordion feature, was $24,712 as of October 31, 2005.

7.	Commitments and Contingencies

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc., a subsidiary of the Company, in the Superior Court of California for Orange County. The complaint alleges that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. On October 6, 2005, the Superior Court granted the plaintiff’s motion for class certification. The Company believes the claim is frivolous and without merit and intends to defend it vigorously.

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

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize the issuance of up to 10,000,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or nine months after the date of death or termination due to disability. The Company’s Compensation Committee, which approves the awards, determines the vesting period of the award, which is up to five years. Options granted to non-employee directors vest up to one year. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2003.

Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or nine months after the date of death or termination due to disability. As of October 31, 2005, 4,984,000 and 569,600 common shares were available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may make restricted stock awards to employees, non-employee directors and consultants. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment with the Company or the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation is recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations. During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair market value of $5.8 million. Stock-based compensation resulting from this grant included in the accompanying condensed consolidated statements of income for the three and nine month periods ended October 31, 2005 totaled $290 and $862, respectively, compared to $297 and $417 for the three and nine month periods ended October 31, 2004. As of October 31, 2005, this was the only grant of restricted stock.

Had compensation costs for the Company’s stock-based employee compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have decreased to the following pro forma amounts:

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net income—as reported	$37,162	$26,036	$95,203	$63,413
Add: Stock based employee compensation expense included in the determination of net income as reported, net of related tax effect	175	177	520	248
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(2,871)	(11,493)	(6,547)	(17,442)

Net income—pro forma	$34,466	$14,720	$89,176	$46,219

Net income per common share—basic—as reported	$0.23	$0.16	$0.58	$0.39

Net income per common share—basic—pro forma	$0.21	$0.09	$0.54	$0.29

Net income per common share—diluted—as reported	$0.22	$0.15	$0.56	$0.38

Net income per common share—diluted—pro forma	$0.20	$0.09	$0.53	$0.28

9.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine months Ended October 31,
	2005	2004	2005	2004
Basic weighted average shares outstanding	163,953,135	162,095,230	163,698,505	161,126,172
Effect of dilutive options	6,375,724	6,057,282	6,235,673	5,689,820

Diluted weighted average shares outstanding	170,328,859	168,152,512	169,934,178	166,815,992

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended October 31, 2005, options to purchase 180,000 common shares with an exercise price of $29.77 were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. All options were included in the Company’s computation for the three months ended October 31, 2004, as none of the options were anti-dilutive. Options to purchase 650,000 and 1,402,000 common shares were outstanding for the nine months ended October 31, 2005 and 2004, respectively, but were not included in the Company’s computation, because their effect would have been anti dilutive. The price of the options range from $23.55 to $29.77 and $13.72 to $15.48 for the nine months ended October 31, 2005 and 2004, respectively.

10.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 162 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through three catalogs and three web sites as of October 31, 2005. Net sales from the retail segment accounted for at least 95% of total consolidated net sales for the nine months ended October 31, 2005 and 2004. The remainder is derived from the Company’s wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,300 better specialty retailers worldwide.

The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. Corporate expenses include expenses incurred in and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets, which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Three Months Ended October 31,		Nine months Ended October 31,
	2005	2004	2005	2004
Net sales
Retail operations	$271,480	$208,072	$733,995	$555,268
Wholesale operations	18,854	9,062	42,523	22,491
Intersegment elimination	(1,533)	(781)	(3,000)	(1,632)

Total net sales	$288,801	$216,353	$773,518	$576,127

Income from operations
Retail operations	$56,695	$42,930	$150,857	$107,734
Wholesale operations	4,485	2,005	9,918	4,286
Intersegment elimination	(273)	(77)	(534)	(230)

Total segment operating income	60,907	44,858	160,241	111,790
General corporate expenses	(248)	(1,676)	(5,339)	(6,092)

Total income from operations	$60,659	$43,182	$154,902	$105,698

		October 31, 2005	January 31, 2005	October 31, 2004
Property and equipment, net
Retail operations		$253,902	$191,695	$178,110
Wholesale operations		1,189	1,097	1,056

Total property and equipment, net		$255,091	$192,792	$179,166

Inventories
Retail operations		$164,897	$94,914	$109,359
Wholesale operations		5,335	4,082	3,534

Total inventories		$170,232	$98,996	$112,893

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	Three Months Ended October 31,		Nine months Ended October 31,
	2005	2004	2005	2004
Net sales
Domestic operations	$272,025	$203,908	$730,180	$546,879
Foreign operations	16,776	12,445	43,338	29,248

Total net sales	$288,801	$216,353	$773,518	$576,127

		October 31, 2005	January 31, 2005	October 31, 2004
Property and equipment, net
Domestic operations		$232,950	$174,778	$162,824
Foreign operations		22,141	18,014	16,342

Total property and equipment, net		$255,091	$192,792	$179,166

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

Risks Related to Our Business and Industry

Our business segments are sensitive to economic conditions, consumer spending, shifts in fashion and industry and demographic conditions. We are subject to seasonal variations and face numerous business risk factors. Consumer purchases of discretionary retail items and specialty retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations. There is a risk that consumer sentiment may decline due to economic and/or geo-political factors, which could negatively impact our financial position and results of operations. As of the date of this report, however, we have not identified any trends in the economy, industry or demography that are reasonably likely to have a material adverse effect on our financial condition or results of operations. We rely heavily on our ability to identify changes in fashion. Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. Our inability to reasonably determine these changes may lead to higher seasonal inventory levels and a future need to increase markdowns to liquidate our inventory. Compared to our retail segments, our wholesale business is more sensitive to changes in fashion trends because of longer lead times in the manufacture and sale of its apparel. While we do not plan for mistakes in our fashion offering selections, our fashion decisions constitute a material risk and may have an adverse effect on our financial condition and results of operations. We take measures to mitigate this risk, including designing goods in-house in conjunction with buying our goods from the open market. Additionally, we use our catalogs as an early gauge to help predict the fashion appropriateness of seasonal merchandise purchased for sale in our stores. We may not be successful in expanding our business and opening new retail stores. Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis. Our operating complexity will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operating capabilities, and expand, train and manage our employee base. We may be unable to hire and train a sufficient number of qualified personnel or successfully manage our growth. Our expansion prospects also depend on a number of other factors, many of which are beyond our control, including, among other things, competition, the availability of financing for capital expenditures and working capital requirements, the availability of suitable sites for new store locations on acceptable lease terms, and the availability of inventory. There can be no assurance that we will be able to achieve our store expansion goals, nor can there be any assurance that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable revenue and profitability levels, we may incur significant costs associated with closing those stores.

Seasonality and Quarterly Results

While we have been profitable in each of our last 63 operating quarters, our operating results are subject to seasonal fluctuations. Our highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. Results of operations in any one fiscal quarter are not indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year. Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store expansions and the integration of new stores into our operations or by the size and timing of catalog mailings and web site traffic for our direct-to-consumer operations. Fluctuations in the bookings and shipments of wholesale merchandise among quarters can also have positive or negative effects on earnings during the quarters. We determine our provision for income taxes based on tax legislation currently in effect. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase the number of transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense, which could have a material adverse effect on our results of operations.

Overview

Subject to the Risks Related to Our Business and Industry

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale segment. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores. In addition, all brands offer merchandise through our direct-to-consumer operations, which consist of a catalog and web site. Our wholesale segment consists of our Free People wholesale division.

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

Retail Stores

As of October 31, 2005, we operated 84 Urban Outfitters stores, of which 75 were located in the United States. During the three months ended October 31, 2005, we opened four new Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to continue to open additional stores over the next several years, some of which may be outside the United States. Our Urban Outfitters North American and European store sales accounted for approximately 43% and 4% of consolidated net sales, respectively, for the nine months ended October 31, 2005, as compared to 44% and 4% of consolidated net sales, respectively, during the comparable period last year.

We operated 73 Anthropologie stores as of October 31, 2005, all of which were located in the United States. During the three months ended October 31, 2005, we opened five new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to continue to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 36% of consolidated net sales for the nine months ended October 31, 2005, as compared to 38% during the comparable period last year.

We operated five Free People stores as of October 31, 2005, all of which are located in the United States. During the three months ended October 31, 2005, we opened two new Free People stores. Free People primarily offers Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to continue to open additional stores over the next several years. Free People store sales accounted for approximately 1% of consolidated net sales for the nine months ended October 31, 2005, as compared to less than 1% during the comparable period last year.

For all brands combined, we plan to open approximately 30 to 32 new stores during fiscal 2006, including three to four new Free People stores. During the nine months ended October 31, 2005, the Company has opened 20 new stores. Our goal thereafter is to increase our store count by at least 20% per year.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog. During the three months ended October 31, 2005, we circulated approximately 6.3 million Anthropologie catalogs compared to approximately 5.0 million catalogs during the same quarter in the prior year. We plan to circulate approximately 19 million Anthropologie catalogs in total during fiscal 2006 and intend to increase the level of catalog circulation over the next few years. We believe this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers.

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

In May 2000, Urban Outfitters launched an internet website, www.urbanoutfitters.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the store. We believe the web site increases the reputation and recognition of the brand with its target customers and helps to support the strength of Urban Outfitters store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended October 31, 2005, we circulated approximately 2.9 million catalogs, compared to approximately 3.2 million catalogs during the same quarter in the prior year. We plan to circulate approximately 11 million catalogs during fiscal 2006. We believe this catalog expands our distribution channels and increases brand awareness.

We introduced the Free People web site, www.freepeople.com, during September of 2004. This site offers consumers much of the Free People wholesale product assortment. Initial customer reaction to our web site has exceeded our initial plan and we intend to make strategic investments, including testing a catalog, to expand the direct-to-consumer channel of Free People.

Direct-to-consumer sales were approximately 11% of consolidated net sales for the nine months ended October 31, 2005, as compared to 10% during the comparable period last year.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,300 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 5% of consolidated net sales for the nine months ended October 31, 2005, as compared to 4% during the comparable period last year.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.4	57.7	58.3	58.7

Gross profit	41.6	42.3	41.7	41.3
Selling, general and administrative expenses	20.6	22.3	21.7	23.0

Income from operations	21.0	20.0	20.0	18.3
Other income, net	0.4	0.2	0.4	0.2

Income before income taxes	21.4	20.2	20.4	18.5
Income tax expense	8.5	8.2	8.1	7.5

Net income	12.9%	12.0%	12.3%	11.0%

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

Three Months Ended October 31, 2005 Compared To Three Months Ended October 31, 2004

Net sales for the third quarter of fiscal 2006 increased by 33.5% to $288.8 million from $216.4 million during the same quarter in the prior fiscal year. The $72.4 million increase was primarily attributable to a $63.4 million, or 30.5% increase, in retail segment sales. Free People wholesale sales contributed $9.0 million, representing a 109.0% increase over sales from the same quarter last year, excluding sales to our retail segment. The growth in our retail segment sales during the quarter was driven by a $32.8 million increase in noncomparable and new store sales, an increase in comparable store sales of $23.2 million, or 13.4%, and an increase in direct-to-consumer sales of $7.4 million, or 31.5%. The increase in comparable store net sales was comprised of an 18.5%, 6.9% and 21.8% increase for Urban Outfitters, Anthropologie, and Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of 38 new stores that did not operate for the full comparable quarter in either fiscal 2006 or 2005. Comparable store net sales increases were primarily due to an increase in the average unit retail price and number of transactions while the number of items sold per transaction was essentially flat. Thus far during the fourth quarter, comparable store sales continue to exceed our plan. The increase in Free People wholesale sales was primarily driven by an increase in the average order size led by growth in department store orders. Wholesale Holiday and Spring bookings are significantly ahead of the prior year. Direct-to-consumer net sales increased over the third quarter of fiscal 2005 primarily due to increased customer response related to the circulation of approximately 1.0 million additional catalogs, increased traffic to the web sites, and higher average order values.

Gross profit in the third quarter of fiscal 2006 increased to $120.3 million or 41.6% of sales from $91.5 million or 42.3% of net sales in the comparable quarter last year. The decrease in gross profit, as a rate of sales, primarily related to additional markdowns to clear seasonal inventory.

Selling, general and administrative expenses during the third quarter of fiscal 2006 decreased to 20.6% of net sales compared to 22.3% of net sales during the third quarter last year. This improvement was primarily attributable to the leveraging of store related and administrative expenses. Also included in this improvement is a $1.6 million gain on the disposition of a building representing approximately 50 basis points. Selling, general and administrative expenses in the third quarter of fiscal 2006 increased to $59.6 million from $48.3 million for the comparable quarter last year. The increase is primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 21.0% of net sales or $60.7 million for the third quarter of fiscal 2006 compared to 20.0% of net sales or $43.2 million for the comparable quarter last year.

Our effective income tax rate decreased to 39.8% of income for the third quarter of fiscal 2006 compared to 40.5% of income for the same quarter last year. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Nine months Ended October 31, 2005 Compared To Nine months Ended October 31, 2004

Net sales for the nine months ended October 31, 2005 increased by 34.3% to $773.5 million from $576.1 million during the same period in the prior fiscal year. The $197.4 million increase was primarily attributable to a $178.7 million, or 32.2% increase, in retail segment sales. Free People wholesale sales contributed $18.7 million, representing an 89.5% increase over wholesale sales from the comparable period last year, excluding sales to our retail segment. The growth in our retail segment sales during the nine months ended October 31, 2005 was driven by a $97.1 million increase in noncomparable and new store sales, an increase in comparable store sales of $54.2 million, or 11.9%, and an increase in direct-to-consumer sales of $27.4 million, or 45.4%. The increase in comparable store net sales was comprised of a 15.1%, 7.8%, and 32.5% increase for Urban Outfitters, Anthropologie, and Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of 50 new stores that did not operate for the full comparable periods in either fiscal 2006 or 2005. Comparable store net sales increases were primarily due to an increase in the average unit retail price, while the total number of transactions was up slightly and the number of items sold per transaction declined slightly. Direct-to-consumer net sales increased over the comparable period in fiscal 2005 primarily due to increased customer response related to the circulation of approximately 2.7 million additional catalogs verses the same period last year, increased traffic to the web sites, and higher average order values. The increase in Free People wholesale sales was primarily driven by an increase in the average order size led by growth in department store orders. Wholesale Holiday and Spring bookings are significantly ahead of the prior year.

Gross profit for the nine months ended October 31, 2005 increased to $322.7 million or 41.7% of sales from $238.4 million or 41.3% of net sales in the comparable period last year. The increase primarily relates to higher initial margins and improved inventory management, resulting in lower shrink and obsolescence, which more than offset additional markdowns to clear seasonal merchandise.

Selling, general and administrative expenses during the nine months ended October 31, 2005 decreased to 21.7% of net sales compared to 23.0% of net sales during the same period in fiscal 2005. This improvement was primarily attributable to the leveraging of store related and administrative expenses. Selling, general and administrative expenses for the nine months ended October 31, 2005 increased to $167.8 million from $132.7 million for the comparable period last year. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 20.0% of net sales or $154.9 million for the nine months ended October 31, 2005 compared to 18.3% of net sales or $105.7 million for the comparable period last year.

Our effective income tax rate decreased to 39.8% of income for the nine months ended October 31, 2005 compared to 40.5% of income for the comparable period in fiscal 2005. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $222.3 million at October 31, 2005, as compared to $219.1 million and $154.0 million at January 31, 2005 and October 31, 2004, respectively. Increases in cash, cash equivalents and marketable securities in all periods were primarily a result of cash provided by operating activities. Our net working capital was $244.5 million at October 31, 2005, as compared to $189.6 and $157.4 at January 31, 2005 and October 31, 2004, respectively. The change in net working capital is primarily due to the increase in our cash, cash equivalents, marketable securities and inventories required to support our current growth.

We mainly satisfy our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to open new stores and purchase inventories. During the nine months ended October 31, 2005, we opened twenty new stores and circulated approximately 21.3 million catalogs. In addition, during April 2005, we entered into an operating lease for a new distribution center located in South Carolina. As part of the lease agreement, we purchased the equipment housed within the distribution center, including fork lifts, racking systems, conveyor systems, as well as state-of-the-art tilt tray sorter equipment, for $3 million. During April 2005, we acquired several buildings in the historic core of the Philadelphia Navy Yard, approximately five miles from our existing Philadelphia based offices, which will become our new home office campus. Five of the buildings were purchased for a nominal price and two will be leased through an operating lease. During the balance of fiscal 2006, we plan to construct and open an additional 10 to 12 new stores, renovate certain existing stores, increase our catalog circulation by 5 million to approximately 31 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. Capital expenditures for the balance of fiscal 2006 are expected to be approximately $27.5 million, primarily to expand our store base and continue construction of our new home office campus. We believe our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities are necessary to adequately support our growth. We expect to spend between $55 and $65 million to improve our new home office campus, net of potential incentive credits, over the next three years, most of which will be capitalized based on the useful life of the improvements and fixtures.

Accumulated cash and future cash from operating activities, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2008.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year $42.5 million revolving credit facility with an accordion feature allowing an increase in the Line to $50.0 million at the Company’s discretion, subject to a seven day request period. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by Urban Outfitters, Inc. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of October 31, 2005, we were in compliance with all covenants under the Line. As of and during the three months ended October 31, 2005, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $25.3 million as of October 31, 2005. The available borrowing under the line, including the accordion feature, was $24.7 million as of October 31, 2005.

Off-Balance Sheet Arrangements

As of and for the three months ended October 31, 2005, except for operating leases entered into in the normal course of business, we were not party to any off-balance sheet arrangements.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the fiscal year ended January 31, 2005, which are included in our Annual Report on Form 10-K filed with the SEC on April 18, 2005. We believe that the following discussion addresses our critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, additional sales returns would be recorded in the future. As of October 31, 2005, January 31, 2005 and October 31, 2004, reserves for estimated sales returns in-transit totaled $5.8 million, $4.5 million and $3.8 million, respectively, representing 3.0%, 2.9% and 3.1% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce inventories to their estimated net realizable value, if required. Inventories as of October 31, 2005, January 31, 2005 and October 31, 2004 totaled $170.2 million, $99.0 million and $112.9 million, respectively, representing 24.0% 17.8%, and 22.8% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements as well as furniture and fixtures and are included in the “Property and Equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years, exclusive of any construction period. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over five years. Net property and equipment as of October 31, 2005, January 31, 2005 and October 31, 2004 totaled $255.1 million, $192.8 million and $179.2 million, respectively, representing 35.9%, 34.6% and 36.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis as well as if events or changes in circumstances indicate that the assets may not be recoverable. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2005 and 2004, as well as for fiscal 2005, we had no write-downs of long-lived assets.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2005, January 31, 2005, and October 31, 2004 totaled $20.6 million, $16.7 million and $13.8 million, respectively, representing 2.9%, 3.0% and 2.8% of total assets, respectively. To the extent we believe that recovery is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income.

We have valuation allowances of $1.9 million as of October 31, 2005 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions or to realize off-setting capital gains becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates and assesses if we will realize the deferred tax assets and adjusts the valuation allowances if necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turnover rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase substantially all of our merchandise in U.S. dollars, including a portion of the goods for our stores located in Canada and Europe.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2005, our cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: December 12, 2005

URBAN OUTFITTERS, INC.

By:	/S/ RICHARD A. HAYNE
Richard A. Hayne President

Date: December 12, 2005

URBAN OUTFITTERS, INC.

By:	/S/ JOHN E. KYEES
John E. Kyees Chief Financial Officer