Form 10-K
period 2006-01-31
URBAN OUTFITTERS INC
filed 2006-04-12
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Shares, $.0001 par value

(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $3,374,103,650.

The number of shares outstanding of the registrant’s common stock on April 3, 2006 was 165,006,717.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for registrant’s 2006 Annual Meeting of Shareholders.

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the United States Securities and Exchange Commission (“SEC”). We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are an innovative lifestyle merchandising company that operates specialty retail stores under the Urban Outfitters, Anthropologie and Free People brands, as well as a wholesale division under the Free People brand. We have over 30 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbanoutfitters.com, www.anthropologie.com and www.freepeople.com, and Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 30% over the past five years, with sales of approximately $1,092 million in fiscal 2006.

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

On August 17, 2005, our Board of Directors authorized a two-for-one split of our common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 23, 2005 to shareholders of record as of September 6, 2005. All relevant amounts included in this annual report, as well as in the accompanying consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2006 ended on January 31, 2006.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,600 square feet of selling space, and typically carry 30,000 to 35,000 stock keeping units, or SKUs. Our stores are located in large metropolitan areas, select university communities as well as enclosed malls and accommodate our customers’ propensity not only to shop, but also to congregate with their peers. In fiscal 2006, we circulated approximately 11 million Urban Outfitters catalogs in an effort to expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 14 million catalogs in fiscal 2007. As of January 31, 2006, we operated 90 Urban Outfitters stores in the United States, Canada, the United Kingdom and Ireland, as well as the www.urbanoutfitters.com web site and the Urban Outfitters catalog. We plan to open approximately 16 new Urban Outfitters stores in fiscal 2007. Urban Outfitters’ North American and European store sales accounted for approximately 42% and 4% of consolidated net sales, respectively, for fiscal 2006.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,600 square feet of selling space, typically carry 20,000 to 25,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. During fiscal 2006, we circulated approximately 19 million catalogs and plan to expand circulation to approximately 21 million catalogs in fiscal 2007. As of January 31, 2006, we operated 79 Anthropologie stores in the United States, as well as the www.anthropologie.com web site and the Anthropologie catalog. We plan to open approximately 16 new Anthropologie stores in fiscal 2007. Anthropologie’s store sales accounted for approximately 36% of consolidated net sales for fiscal 2006.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, accessories and gifts. Our first Free People retail store opened in November 2002 and is located in the Garden State Plaza Mall in Paramus, New Jersey. We opened a second Free People store in Arlington, Virginia during fiscal 2005 and four additional stores during fiscal 2006. We plan to open three to five new Free People stores in fiscal 2007. Free People retail stores average approximately 1,500 square feet and carry approximately 1,600 SKUs. The retail channel of Free People exposes both our wholesale accounts and retail customers to the full Free People product assortment and store environment. In the fourth quarter of fiscal 2006, we introduced the Free People catalog, and circulated approximately 2 million catalogs by the end of the fiscal year. We plan to expand circulation to approximately 5 million catalogs in fiscal 2007. As of January 31, 2006, we operated six Free People stores in the United States, as well as the www.freepeople.com web site and the Free People catalog. Free People retail store sales accounted for less than 1% of our consolidated net sales for fiscal 2006.

Catalogs and Web Sites

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering select merchandise most of which is also available in our Anthropologie stores. During fiscal 2006, Anthropologie catalog circulation was approximately 19 million. Furthermore, we believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand catalog circulation to approximately 21 million during fiscal 2007 and intend to increase the level of catalog circulation over the next few years.

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

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2006, Urban Outfitters catalog circulation was approximately 11 million. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand catalog circulation to approximately 14 million during fiscal 2007 and intend to increase the level of catalog circulation over the next few years.

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

We launched the Free People web site, www.freepeople.com, in September 2004. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. The Free People catalog was introduced in October 2005, with a circulation of approximately 2 million catalogs distributed during fiscal 2006. We plan to expand catalog circulation to approximately 5 million during fiscal 2007 and intend to increase the level of catalog circulation over the next few years.

Increases in our catalog circulation are driven by our direct brands evaluation of the response rate to each individual catalog. Based upon that evaluation, our direct brands will adjust the frequency and circulation of its catalog portfolio as needed. In addition, our direct brands evaluate the buying pattern of our direct customers to determine those customers who respond to our catalog mailings. Our direct brands also utilize the services of list rental companies to identify potential customers that will receive future catalogs.

Direct-to-consumer sales were approximately 12% of consolidated net sales for fiscal 2006.

Wholesale Segment

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive pricing in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Nordstrom, Urban Outfitters and its own Free People stores. Free People currently sells its merchandise under the Free People label. We also distribute our Free People products in these department stores using a shop-within-shops sales model. We implemented this model in selected Parisian and Bloomingdale’s stores during fiscal 2004, and have expanded this format to a total of seven department store locations. Based on the success of this format, we plan to expand this model to additional store locations in fiscal 2007. We believe that the shop-within-shops model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends that help us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City and Los Angeles. Free People wholesale sales accounted for approximately 5% of consolidated net sales for fiscal 2006.

In addition to selling its merchandise to specialty retailers, Free People wholesale also provides production sourcing to our retail segment. Free People employs its own senior and creative management staff, but shares support services with the retail segment.

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

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are often placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2006 were located in enclosed shopping malls and specialty retail centers. We plan a similar Anthropologie location expansion strategy in fiscal 2007.

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2006 were located in traditional enclosed shopping malls and specialty retail centers. We believe these Urban Outfitters mall stores have a faster return on investment and are more productive than their non-mall counterparts. We are planning to open the majority of new Urban Outfitters stores in enclosed mall locations in fiscal 2007.

Our Free People retail stores opened to date are all located in enclosed shopping malls and specialty retail centers. We expect Free People stores opening in fiscal 2007 to be located in traditional enclosed shopping malls, upscale street locations and specialty retail centers.

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

Merchandise

Our Urban Outfitters stores, the www.urbanoutfitters.com web site and the Urban Outfitters catalog offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings at our Anthropologie stores, the www.anthropologie.com web site and the Anthropologie catalog include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, the www.freepeople.com web site and the Free People catalog offer a showcase for casual apparel, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores several times a week. The wide breadth of merchandise offered by our retail segment includes national brands, as well as exclusive private label merchandise developed and designed by Free People, Urban Outfitters and Anthropologie. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Private label merchandise generally yields higher gross profit margins than brand name merchandise, and helps to keep our product offerings fresh and unique.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts, each with a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical Urban Outfitters and Anthropologie store includes a visual manager, several departmental managers and a full and part-time sales and visual staff. The staff of a typical Anthropologie store also includes a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. Our Free People retail stores include a store manager, a visual coordinator and a full and part-time sales staff.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2006, we did business with approximately 2,000 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. The majority of merchandise purchased by our retail and our wholesale businesses is shipped directly to our 191,000 square foot distribution center in Lancaster County, Pennsylvania. We own the facility, which has an advanced computerized materials handling system, and is approximately 60 miles from our home offices in Philadelphia.

In March 2005, we executed a long-term operating lease to utilize an additional 459,000 square foot distribution center located in Edgefield County, South Carolina. This building significantly expands our distribution capacity and provides us with future opportunities for additional growth as it becomes necessary. We also purchased related warehouse machinery, equipment and personal property, including a fully functional tilt tray sorter, for approximately $3 million. The property currently accommodates all direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, call center operations and customer shipping. The Company believes the investment in this additional space and equipment will allow us to significantly improve our efficiency. We will consider further use of this space, as it pertains to the additional growth requirements of both of our retail and wholesale businesses.

We also utilize a distribution facility in Reno, Nevada operated by a third-party. This facility services our stores in the western United States at a favorable freight cost per unit, and provides faster turnaround from selected vendors. Future expansion of distribution capabilities in the western United States is anticipated due to our growing retail store network. In addition, we utilize a portion of the Toronto Urban Outfitters store as a wholesale distribution facility in Canada, and have a distribution center in Essex, England to service our current and near-term needs for stores in Europe.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a frame relay network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for nightly polling of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Free People and Urban Outfitters catalogs and retail web sites, maintain separate software systems that manage the merchandise and customer information for the in-house call center order processing and fulfillment functions. To manage its needs, the Free People wholesale segment uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems. During fiscal 2005 we installed enhancements to improve the following areas: merchandise planning, assortment planning, allocation and replenishment; product sourcing calendar compression; store construction project management and business analysis.

During fiscal 2006, we completed planning to upgrade our existing point of sale platform. This upgrade would include the replacement of our existing register software and tender processing switch, replacement of registers and related hardware and the addition of radio frequency equipment to be utilized in the store receiving and operations areas. We believe this upgrade will allow us to process customer transactions more quickly and efficiently, while reducing existing administration. This initiative will also result in advanced flexibility and customer service in the areas of locating inventory and accessing the direct-to-consumer channel within our retail stores. This new platform establishes better long-term technology resources and provides the opportunity and required infrastructure to enable our brands to consider implementing a Customer Relationship Management (“CRM”) system. During fiscal 2007, we will further evaluate the potential to utilize CRM. The Company’s management approved proceeding with this initiative in early fiscal 2006 and expects to complete installation during fiscal 2007 using a phased process implementation schedule upon completion of thorough testing. We will maintain and operate the existing register system concurrently until we are satisfied that the new platform is functioning as designed. Management estimates the capital cost related to this upgrade will approximate $8 million over fiscal 2006 and 2007.

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

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters,” “Anthropologie,” “Urban Renewal,” “Free People,” “Co-Operative,” “Ecote,” “Field Flower,” “Hei-Hei,” “Fink,” “Lucky Penny,” “Nap Time,” “365 Days,” “Stapleford,” “Character Hero,” “Idra” and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well.

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

Employees

As of January 31, 2006, we employed approximately 7,500 people and approximately 47% of them are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work in the wholesale segment and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the retail segment and the wholesale segment. See Note 12, “Segment Reporting”, in the notes to the Company’s consolidated financial statements for additional information.

Seasonality

Our business is subject to seasonal fluctuations. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results for additional information.

Item 1A. Risk Factors

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

Existing and increased competition in the specialty retail, direct-to-consumer and wholesale apparel businesses may reduce our net revenues, profits and market share.

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Our Anthropologie and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors. Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings, many of whose products have wider distribution than ours. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business.

We believe that we have benefited substantially from the leadership and experience of our senior executives, including our Chairman, President and co-founder, Richard A. Hayne, and the President of Anthropologie, Inc., Glen T. Senk. The loss of the services of any of our senior executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not have an employment agreement with Mr. Hayne, Mr. Senk or any of our other key personnel. In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue and could otherwise harm our business.

We could be materially and adversely affected if any of our distribution centers are shut down.

We operate three distribution facilities worldwide to support our retail and wholesale business segments in the United States, Western Europe and Canada, and for fulfillment of catalog and web site orders. We have also engaged a third-party to operate an additional distribution facility to service our stores in the western United States and utilize a portion of the Toronto Urban Outfitters store as a wholesale distribution facility in Canada. The merchandise purchased for our retail and wholesale operations is shipped directly to our distribution center in Lancaster County, Pennsylvania and merchandise purchased for our direct to consumer operations is shipped directly to our distribution center in Trenton, South Carolina. If any of our distribution centers were to shut down for any reason the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

We rely significantly on foreign sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources.

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war and acts of terrorism could adversely affect our business. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us, In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products we purchase from overseas vendors.

Our operating results fluctuate from period to period.

Our business experiences seasonal fluctuations in net sales and operating income, with a significant portion of operating income typically realized during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Any decrease in sales or margins during this period, or in the availability of working capital needed in the months preceding this period, could have a material adverse effect on our business, financial condition and results of operations. Seasonal fluctuations also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the back-to-school and holiday selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, and have established a separate subsidiary whose primary purpose is to maintain and manage our current and future trademarks and service marks. We are not aware of any claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see We rely significantly on foreign sources of production on page 10. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and web site orders. In the event of war or additional acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

Our expansion into enclosed shopping malls may not be successful.

Our retail stores have often been located in unconventional retail spaces and in free-standing buildings. We have sought to expand the range of possible new store locations by opening Urban Outfitters, Anthropologie and Free People stores in enclosed shopping malls. We cannot assure you that these mall stores will be accepted by our target customers or that they will achieve revenue or profitability levels comparable to those of our existing stores. The success of all of our mall stores will depend, in part, on the ability of the malls’ anchor tenants, such as large department stores, and other tenants and area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, the closing of anchor tenants or competition from non-mall retailers and other malls where we do not have stores.

Item 1B. Unresolved Staff Comments

The Company has no outstanding comments with the staff of the SEC.

Item 2. Properties

Our United States based home offices are located in Philadelphia, Pennsylvania and occupy approximately 36,000 square feet at 1809 Walnut Street, immediately adjacent to our Anthropologie store at 1801 Walnut Street, and approximately 22,000 square feet at 235 South 17th Street. Our direct-to-consumer offices and order processing call center are located in Edgefield County, South Carolina as part of our 459,000 square foot distribution center, and occupy approximately 15,200 square feet. We also operate additional direct-to-consumer offices at 1701 Walnut Street and 1700 Sansom Street in Philadelphia, which occupy approximately 3,900 square feet. Our home office in Europe is located at 20 Market Place in London and occupies approximately 5,300 square feet of space. Our home offices and call center facilities are leased properties with varying lease term expirations through 2016. We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. We also utilize a distribution facility in Reno, Nevada operated by a third-party. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition. We plan to identify and utilize additional space over the next several years to accommodate our growth demands.

In April 2005, we acquired several buildings in the historic core of the Philadelphia Navy Yard. This acquisition will allow for the efficient consolidation of our multiple Philadelphia-based offices on one campus and will support our growth needs for at least the next ten years. The property is located at 5000 South Broad Street in Philadelphia, approximately five miles from our existing Philadelphia-based home offices. Five of the buildings were purchased at a nominal price and two will be considered long-term operating leases. Upon completion of certain improvements, the campus will provide office space of approximately 250,000 square feet. Options on several adjacent buildings are also available for at least the next ten years to allow for additional expansion if necessary. Anthropologie took occupancy of one of the buildings during the third quarter and we expect the balance of our Philadelphia-based support employees to take occupancy of the offices no later than the third quarter of fiscal 2007. We do not believe there will be a material financial impact to earnings associated with vacating our current headquarters. The Company spent approximately $22 million on improvements at the Navy Yard during fiscal 2006. Total expenditures on the project are expected to be between $50 and $60 million to improve the property, net of potential incentive credits, most of which will be capitalized and depreciated based on the useful life of the improvements and fixtures. The project is expected to be completed by the end of fiscal 2008.

All of our Urban Outfitters, Anthropologie and Free People stores are leased and are well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease at January 31, 2006, by Urban Outfitters, Anthropologie and Free People was approximately 864,000, 598,000 and 9,100, respectively. The average store selling square feet is approximately 9,600 for Urban Outfitters, approximately 7,600 for Anthropologie and 1,500 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors. The following table shows the location of each of our existing retail stores, as of January 31, 2006:

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION

Arizona

Tempe

Tucson

Scottsdale

California

Berkeley

Burbank

Costa Mesa

Irvine

Los Angeles

Pasadena

Rancho Cucamonga

Santa Cruz

San Diego

San Francisco

San José

San Luis Obispo

Santa Barbara

Santa Monica

Simi Valley

Thousand Oaks

Westwood

Colorado

Boulder

Lone Tree

Denver

Connecticut

New Haven

Florida

Miami

Miami Beach

Orlando

South Miami

Tampa

Georgia

Atlanta

Illinois

Chicago

on Clark St.

on North Rush St.

Evanston

Oak Brook

Schaumburg

Indiana

Bloomington

Kansas

Lawrence

Louisiana

New Orleans

Massachusetts

Boston

on Newbury St.

at Faneuil Hall

Cambridge

Michigan

Ann Arbor

East Lansing

Troy

Minnesota

Bloomington

Minneapolis

Missouri

Kansas City

St. Louis

Nevada

Las Vegas

New York

Garden City

New York

in Chelsea

New York (Cont.)

on The East Side

in Midtown

in NoHo

in Queens

on The West Side

on The Upper West Side

North Carolina

Charlotte

Ohio

Cincinnati

Columbus

Westlake

Oregon

Portland

Pennsylvania

King of Prussia

Philadelphia

Pittsburgh

West Philadelphia

Rhode Island

Providence

South Carolina

Charleston

Texas

Austin

Dallas

Houston

on University Blvd.

at The Galleria

Spring

Vermont

Burlington

Virginia

McLean

Washington

Seattle

on Broadway East

on Fifth Ave.

Washington D.C.

Chinatown

Georgetown

Wisconsin

Madison

Canada

Montréal

Toronto

West Edmonton

England

Birmingham

London

on Kensington High St.

on Oxford St.

in Covent Garden

Manchester

Ireland

Dublin

Scotland

Glasgow

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Arizona

Scottsdale

at Fashion Square

at Kierland Commons

Tucson

California

Berkeley

Beverly Hills

Carlsbad

Irvine

Los Angeles

Newport Beach

Pasadena

Palo Alto

San Francisco

San José

Santa Barbara

Santa Monica

Simi Valley

Thousand Oaks

Colorado

Denver

at Cherry Creek

at Lone Tree

Connecticut

Westport

Greenwich

South Windsor

Florida

Coral Gables

Jacksonville

Miami Beach

Orlando

Palm Beach Gardens

Tampa

West Palm Beach

Georgia

Atlanta

Dunwoody

Illinois

Chicago

Geneva

Highland Park

Oak Brook

Schaumburg

Maryland

Rockville

Towson

Massachusetts

Boston

Chestnut Hill

Michigan

Birmingham

Minnesota

Maple Grove

Minneapolis

Missouri

Kansas City

St. Louis

Nevada

Henderson

Las Vegas

New Jersey

Edgewater

Princeton

Short Hills

Woodcliff Lake

New York

Garden City

Greenvale

New York

at Union Square

in SoHo

White Plains

North Carolina

Charlotte

at Northlake Mall

at SouthPark Mall

Ohio

Cincinnati

Columbus

Woodmere

Oregon

Portland

Tigard

Pennsylvania

Philadelphia

Pittsburgh

Wayne

Texas

Dallas

at Highland Park Village

at NorthPark Center

Houston

Plano

San Antonio

Spring

Utah

Salt Lake City

Virginia

McLean

Richmond

Washington

Seattle

on Fifth Ave.

at University Village

Washington D.C.

Georgetown

Free People Stores

LOCATION	LOCATION	LOCATION

New Jersey Paramus Short Hills	Pennsylvania Ardmore King of Prussia	Virginia Arlington McLean

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

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ National Market under the symbol “URBN.” The following table sets forth, for the periods indicated below, the reported high and low sale prices for our common shares as reported on the NASDAQ National Market.

Market Information

	High (1)	Low (1)
Fiscal 2006
Quarter ended April 30, 2005	$24.72	$20.32
Quarter ended July 31, 2005	$31.48	$21.94
Quarter ended October 31, 2005	$31.77	$24.90
Quarter ended January 31, 2006	$33.77	$23.87

Fiscal 2005
Quarter ended April 30, 2004	$12.67	$9.93
Quarter ended July 31, 2004	$15.81	$11.06
Quarter ended October 31, 2004	$20.74	$12.94
Quarter ended January 31, 2005	$24.24	$18.93

(1)	The prices for fiscal 2005 and for the quarters ended April 30, 2005, July 31, 2005, and October 31, 2005 have been adjusted to reflect the two-for-one split of our common shares, which was effective September 23, 2005.

Holders

On April 6, 2006 the Company had 94 beneficial holders of its common shares.

Dividends

The Company’s current credit facility prohibits the payment of cash dividends on its common shares. The Company has not paid any cash dividends since its initial public offering and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6. Selected Financial Data

The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated income statement and balance sheet data for each of the five fiscal years presented below is derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the related notes thereto, which appear elsewhere in this report.

	Fiscal Year Ended January 31,
	2006	2005	2004	2003	2002
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$1,092,107	$827,750	$548,361	$422,754	$348,958
Gross profit	448,606	338,750	213,473	150,791	113,647
Income from operations	207,699	148,366	80,706	45,399	25,498
Net income	130,796	90,489	48,376	27,413	15,007
Net income per common share—basic	$0.80	$0.56	$0.31	$0.18	$0.11
Weighted average common shares outstanding— basic	163,717,726	161,419,898	157,069,852	151,105,824	138,148,920
Net income per common share—diluted	$0.77	$0.54	$0.30	$0.18	$0.11
Weighted average common shares outstanding— diluted	169,936,041	167,303,450	161,662,276	155,107,616	139,507,656

Balance Sheet Data:
Working capital	$251,675	$189,597	$118,073	$101,512	$41,319
Total assets	769,205	556,684	384,502	296,303	207,331
Total liabilities	208,325	154,440	94,372	71,918	61,443
Capital lease obligations	—	60	271	471	609
Total shareholders’ equity	560,880	402,244	290,130	224,385	145,888

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel business. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores and our direct-to-consumer operations, which consist of a catalog and web site for each of these brands.

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least one full fiscal year prior to fiscal 2006, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and internet sales, are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume, as discussed in our results of operations, correlate to changes in customer traffic. We believe this may be caused by a combination of response to our brands’ fashion offerings, our web advertising, additional circulation of our catalogs and an overall growth in brand recognition as we expand our store base, including expansion into enclosed malls and specialty retail centers.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2006 ended on January 31, 2006. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least twelve full months at the beginning of the period for which such data is presented.

We plan to grow our store base by approximately 20% per year.

Retail Stores

As of January 31, 2006, we operated 90 Urban Outfitters stores of which 80 are located in the United States, three in Canada and seven in Europe. During fiscal 2006, we opened 15 new Urban Outfitters stores, twelve of which are located within the United States, one store which we opened in Canada and two of which we opened in the United Kingdom. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open many additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales accounted for approximately 42% and 4% of consolidated net sales, respectively, for fiscal 2006.

We operated 79 Anthropologie stores as of January 31, 2006, all of which are located in the United States. During fiscal 2006 we opened 14 new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open many additional stores over the next several years. Anthropologie’s store sales accounted for approximately 36% of consolidated net sales for fiscal 2006.

We operated six Free People stores as of January 31, 2006, all of which are located in the United States. During fiscal 2006 we opened four new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several fiscal years. Free People’s retail sales accounted for less than 1% of consolidated net sales for fiscal 2006.

For all brands combined, we plan to open approximately 35 to 38 stores during fiscal 2007, including three to five new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. Our goal thereafter is to increase net sales by at least 20% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During fiscal 2006, we circulated over 19 million catalogs and believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand circulation to approximately 21 million catalogs during fiscal 2007 and intend to increase the level of catalog circulation over the next few years.

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

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Urban Outfitters stores. In fiscal 2006, we circulated approximately 11 million Urban Outfitters catalogs which expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 14 million catalogs in fiscal 2007.

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

We successfully launched the Free People web site in September 2004. The web site, www.freepeople.com, offers consumers the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. In fiscal 2006, we circulated approximately 2 million Free People catalogs which expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 5 million catalogs in fiscal 2007.

Direct-to-consumer sales were approximately 12% of consolidated net sales for fiscal 2006.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 5% of consolidated net sales for fiscal 2006.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, additional sales returns would be recorded in the future. As of January 31, 2006 and 2005, reserves for estimated sales returns in-transit totaled $6.4 million and $4.5 million, representing 3.1% and 2.9% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of January 31, 2006 and January 31, 2005 totaled $140.4 million and $99.0 million, representing 18.2% and 17.8% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Our reserves related to adjusting the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life which is typically five years. Net property and equipment as of January 31, 2006 and January 31, 2005 totaled $299.3 million and $192.8 million, respectively, representing 38.9% and 34.6% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2006, 2005 and 2004, write-downs of long-lived assets were immaterial.

We have only closed three store locations in our history, which in all cases took place at the expiration of the lease and renewal terms. We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

As of January 31, 2006, all of our stores opened in excess of three years are generating positive cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of January 31, 2006 and January 31, 2005 totaled $23.9 million and $16.7 million, respectively, representing 3.1% and 3.0% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income.

We had valuation allowances of $3.1 million as of January 31, 2006 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood we will realize the deferred tax assets and adjusts the valuation allowances if appropriate.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.9	59.1	61.1

Gross profit	41.1	40.9	38.9
Selling, general and administrative expenses	22.1	23.0	24.2

Income from operations	19.0	17.9	14.7
Interest income	0.5	0.3	0.3
Other income	—	—	—
Other expenses	(0.1)	(0.1)	(0.2)

Income before income taxes	19.4	18.1	14.8
Income tax expense	7.5	7.2	6.0

Net income	11.9%	10.9%	8.8%

Period over Period Change:
Net sales	31.9%	51.0%	29.7%
Gross profit	32.4%	58.7%	41.6%
Income from operations	40.0%	83.8%	77.8%
Net income	44.5%	87.1%	76.5%

Fiscal 2006 Compared to Fiscal 2005

Net sales in fiscal 2006 increased by 31.9% to $1,092.1 million from $827.8 million in the prior fiscal year. The $264.3 million increase was primarily attributable to a $238.5 million, or 29.8% increase, in retail segment sales. Free People wholesale sales contributed $25.8 million or 9.8%, excluding sales to our retail segment, to the increase. The growth in our retail segment sales during fiscal 2006 was driven by a $133.7 million increase in non-comparable and new store net sales, a $68.1 million or 10.9% increase in comparable store sales and an increase in direct-to-consumer sales of $36.7 million or 39.0%. The increase in comparable store net sales was comprised of a 6.4%, 28.0% and 14.9% increase for Anthropologie, Free People and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 33 new stores in fiscal 2006 and 28 new stores in fiscal 2005 that were considered non-comparable during fiscal 2006. Comparable store net sales increases were primarily the result of an increase in the average sales prices resulting from higher initial margins which more than offset a heavy increase in markdowns during the third and fourth quarter of fiscal 2006. Comparable store transactions improved modestly while units per transaction were down slightly. Thus far during fiscal 2007, comparable store sales are below the same period in fiscal 2006. Direct-to-consumer net sales increased over the prior year primarily due to additional customer response related to the circulation of approximately 5.4 million additional catalogs, increased traffic to the web sites and improvements in the average order value at all brands. The increase in Free People wholesale sales was driven by an increase in customer response to our fashion offerings.

Gross profit in fiscal 2006 increased to 41.1% of net sales or $448.6 million from 40.9% of net sales or $338.8 million in fiscal 2005. The increase was primarily due to the leveraging of store related occupancy costs, driven by the increase in comparable store sales which more than offset the increase in markdowns. Total inventories at January 31, 2006 increased by 41.8% to $140.4 million from $99.0 million in the prior fiscal year. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 13.1% versus the prior fiscal year. Inventory supply at the first quarter of fiscal 2007 has exceeded the current sales trends and most likely will result in first quarter fiscal 2007 markdown rates exceeding the comparable quarter from last year. We anticipate making similar inventory investments in connection with new store openings in fiscal 2007.

Selling, general and administrative expenses during fiscal 2006 decreased to 22.1% of net sales versus 23.0% of net sales for fiscal 2005. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in the comparable store sales and leveraging of fixed expenses. Selling, general and administrative expenses in fiscal 2006 increased to $240.9 million from $190.4 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Accordingly, income from operations increased to 19.0% of net sales or $207.7 million for fiscal 2006 compared to 17.9% of net sales or $148.4 million for fiscal 2005.

Our effective income tax rate decreased to 38.4% of income for fiscal 2006 compared to 39.8% of income for fiscal 2005. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions. See Note 7 “Income Taxes” in our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2005 Compared to Fiscal 2004

Operating Leases

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

We had also historically classified tenant improvement allowances on our consolidated balance sheets as a reduction of property and equipment. The related amortization was classified as a reduction of depreciation expense on our consolidated statements of income. Our consolidated statements of cash flows historically reflected tenant improvement allowances as a reduction of capital expenditures within cash flows from investing activities. We changed the classification of tenant improvement allowances on our consolidated financial statements to reflect such items as deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Furthermore, tenant improvement allowance activity is now presented as part of cash flows from operating activities in our consolidated statements of cash flows

After assessing our findings using the guidance in SEC Staff Accounting Bulletin No. 99, we recorded a cumulative adjustment of $4.6 million, net of tax, which reduced net income in the fourth quarter of fiscal 2005.

Net sales in fiscal 2005 increased by 51.0% to $827.8 million from $548.4 million in the prior fiscal year. The $279.4 million increase was primarily attributable to a $269.6 million, or 50.8% increase, in retail segment sales. Free People wholesale sales contributed $9.8 million or 1.8%, excluding sales to our retail segment, to the increase. The growth in our retail segment sales during fiscal 2005 was driven by a $131.5 million increase in non-comparable and new store net sales, a $95.3 million or 21.6% increase in comparable store net sales and an increase in direct-to-consumer sales of $42.8 million or 83.6%. The increase in comparable store net sales was comprised of a 24.0%, 51.0% and 19.7% increase for Anthropologie, Free People and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 28 new stores in fiscal 2005 and 21 new stores in fiscal 2004 that were considered non-comparable during fiscal 2005. Comparable store net sales increases were principally the result of an increase in the number of transactions and average sales prices resulting from higher initial price points which more than offset a modest increase in markdowns. Direct-to-consumer net sales increased over the prior year primarily due to additional customer response related to the circulation of approximately 9.6 million additional catalogs, increased traffic to the web sites and improvements in the average order value at both Urban Outfitters and Anthropologie. The increase in Free People wholesale sales was driven by an increase in customer response to our fashion offerings.

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

Our effective income tax rate decreased to 39.8% of income for fiscal 2005 compared to 40.5% of income for fiscal 2004. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions. See Note 7, “Income Taxes”, in our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $256.5 million as of January 31, 2006 as compared to $219.1 million as of January 31, 2005 and $139.5 million as of January 31, 2004. Increases in cash, cash equivalents and marketable securities, in all years presented, were primarily a result of cash provided by operating activities. Our working capital was $251.7 million, $189.6 million and $118.1 million for these years, respectively. The change in working capital is primarily due to the increase in our cash, cash equivalents, marketable securities and inventories that have increased in order to support our current growth.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment, net of tenant improvement allowances included in deferred rent for fiscal 2006, 2005 and 2004 were $111.0 million, $60.1 million and $33.1 million respectively, and were primarily used to expand and support our store base. During fiscal 2007, we plan to construct and open 35 to 38 new stores, renovate certain existing stores, increase our catalog circulation by 8 million, to 40 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2007 to approximately $140 million, primarily to expand our store base and continue construction of our new home office campus. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities are necessary to adequately support our growth. The Company spent approximately $22 million on improvements at the Navy Yard during fiscal 2006. Total expenditures on the project are expected to be between $50 and $60 million to improve the property, net of potential incentive credits, most of which will be capitalized and depreciated based on the useful life of the improvements and fixtures. The project is expected to be completed by the end of fiscal 2007.

We anticipate opening a distribution center in fiscal 2007 on the west coast of the United States to support our western stores. The facility will be financed through an operating lease, however, we expect to spend $3 to $5 million on equipment and other improvements.

Furthermore, on February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 8,000,000 shares from time-to-time, based upon prevailing market conditions.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2009.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. As of January 31, 2006, the credit limit under the line is $42.5 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2006, we were in compliance with all covenants under the Line. As of and during the twelve months ended January 31, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $29.0 million as of January 31, 2006. The available borrowing, including the accordion feature, under the Line was $21.0 million as of January 31, 2006.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments as of January 31, 2006:

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Operating leases (1)	$673,779	$78,761	$164,229	$143,613	$287,176
Purchase orders (2)	151,137	151,137	—	—	—
Construction contracts (3)	36,814	36,814	—	—	—
Unsettled trades (4)	3,205	3,205	—	—	—

Total contractual obligations	$864,935	$269,917	$164,229	$143,613	$287,176

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are ten locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these ten locations was approximately $2,973,000 for fiscal 2006. The leases pertaining to two of our Urban Outfitters stores in London at Covent Gardens and Oxford Street only specify our rent obligation for a five year period. The minimum rent obligation is then subject to review every five years. Included in the table above is an estimate of our rent obligation on these properties for the first five years. Amounts noted above include commitments for 26 executed leases for stores not opened as of January 31, 2006.
(2)	Includes an estimate of un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months.
(3)	Includes store construction contracts with contractors, fully liquidated upon the completion of construction which is typically within 12 months, as well as, executed construction contracts relating to the build out of our home office campus located at the Philadelphia Navy Yard.
(4)	Represents the purchase of two Securities which did not settle until February 2, 2006.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Line of credit (1)	$28,126	$28,126	$—	$—	$—
Standby letters of credit	904	904	—	—	—

Total commercial commitments	$29,030	$29,030	$—	$—	$—

(1)	Consists solely of outstanding letter of credit commitments in connection with inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three years ended January 31, 2006, except for operating leases entered into in the normal course of business, we were not party to any off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date or later modification. In addition, SFAS No. 123R will require stock based compensation resulting from the continued vesting of grants issued prior to adoption of SFAS 123R to be reflected in our Consolidated Statements of Income over the remaining requisite service period.

We will adopt SFAS No. 123R on February 1, 2006, using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options beginning as of February 1, 2006. We expect to continue using the Black-Scholes valuation model in determining the fair value of share-based payments to employees. For pro forma footnote disclosure purposes, we recognized the majority of our share-based compensation costs using the accelerated recognition method as permitted by SFAS No. 123. Upon adoption of SFAS No. 123R, we will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method.

SFAS No. 123R will also require us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in our Consolidated Statement of Cash Flows.

We are continuing to evaluate the requirements of SFAS No. 123R and SAB 107. As of February 1, 2006, unvested stock based compensation expense, not including our restricted stock grant, is approximately $2.6 million and we currently expect that the adoption of SFAS No. 123R will result in an increase in compensation expense for fiscal 2007 of approximately $1.7 million.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This

Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 in the fourth quarter of fiscal 2006 and this adoption did not have a material effect on our financial position, cash flows or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net earnings during the period of the change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our financial position, cash flows or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. We adopted EITF 05-06 in the second quarter of fiscal 2006 and this adoption did not have a material effect on our financial position, cash flows or results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. We do not believe adoption of FSP 13-1 will have a material effect on our financial position, cash flows or results of operations.

Seasonality and Quarterly Results

The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income.

	Fiscal 2006 Quarter Ended
	April 30, 2005	July 31, 2005	Oct. 31, 2005	Jan. 31, 2006
	(dollars in thousands, except per share data)
Net sales	$231,325	$253,392	$288,801	$318,589
Gross profit	97,617	104,836	120,251	125,902
Net income	27,440	30,601	37,162	35,593
Net income per common share—basic	0.17	0.19	0.23	0.22
Net income per common share—diluted	0.16	0.18	0.22	0.21

As a Percentage of Fiscal Year:
Net sales	22%	23%	26%	29%
Net income	21%	23%	29%	27%

	Fiscal 2005 Quarter Ended
	April 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005
	(dollars in thousands, except per share data)
Net sales	$170,290	$189,484	$216,353	$251,623
Gross profit	69,894	77,018	91,458	100,380
Net income	16,869	20,508	26,036	27,076
Net income per common share—basic	0.11	0.13	0.16	0.17
Net income per common share—diluted	0.10	0.12	0.15	0.16

As a Percentage of Fiscal Year:
Net sales	21%	23%	26%	30%
Net income	19%	22%	29%	30%

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2006, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results of Operations and from pages F-1 through F-27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2006.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is designed to provide reasonable, not absolute assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2006 was audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 31 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Urban Outfitters, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated April 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 10, 2006

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	58	Chairman of the Board of Directors and President
John E. Kyees	59	Chief Financial Officer
Glen A. Bodzy	53	General Counsel and Secretary
Glen T. Senk	49	Director and Executive Vice President; President, Anthropologie, Inc.
Tedford G. Marlow	54	President, Urban Outfitters Retail Division
Robert Ross	37	Controller
Freeman M. Zausner	58	Chief Administrative Officer
Scott A. Belair (2)(3)	58	Director
Harry S. Cherken, Jr. (1)	56	Director
Joel S. Lawson III (2)(3)	58	Director
Robert H. Strouse (1)(2)(3)	57	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since its incorporation in 1976.

Mr. Kyees joined Urban Outfitters in November 2003. He is a 30-year veteran in the retail industry with Chief Financial Officer (“CFO”) roles at several retailers. Most recently Mr. Kyees was CFO and Chief Administrative Officer for bebe stores, Inc., a 185-store retail chain headquartered in San Francisco, from March 2002 through November 2003. Prior to joining bebe, Mr. Kyees served as CFO for Skinmarket, a startup teenage cosmetic retailer, from March 2000 through March 2002. Mr. Kyees was also CFO for HC Holdings from December 1997 through March 2000. From May 1997 through December 1997, Mr. Kyees was CFO for Ashley Stewart and from November 1984 through January 1997 Mr. Kyees was CFO for Express, which is a division of The Limited Brands, Inc.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Senk, a director since 2004, has served as President of Anthropologie, Inc. since April 1994. Mr. Senk was named Executive Vice President of Urban Outfitters, Inc. in May 2002, and assumed responsibility for the Company’s Free People division in May 2003. Prior to joining the Company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England. Mr. Senk began his retail career at Bloomingdale’s, where he served in a variety of roles including Managing Director of Bloomingdale’s By Mail. Mr. Senk is also a director of MD Beauty, Inc.

Mr. Marlow has served as President of the Urban Outfitters Retail and Direct Divisions since July 2001. Prior to joining the Company, for the period from September 2000 to July 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development, Production and Marketing at Chicos FAS, Inc., a clothing retailer. Previously, he was Senior Vice President at Saks Fifth Avenue from November 1998 to September 2000, where he was responsible for all Saks Fifth Avenue private brand product development. From January 1995 to November 1998, Mr. Marlow served as President and Chief Executive Officer of Henri Bendel, a division of The Limited Brands, Inc.

Mr. Ross joined Urban Outfitters in October 1997. He assumed responsibility for the Controller position in early 1999. Prior to joining the Company, Mr. Ross had been the Controller for American Appliance, Inc., a northeast regional appliance retail chain. Previous to his 12-year tenure in the retail industry, Mr. Ross worked in the public accounting sector in audit and advisory services. Mr. Ross obtained his CPA license in 1994.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990. Mr. Zausner retired from the Company in 1996.

Mr. Belair co-founded Urban Outfitters in 1970 and has been a director since its incorporation in 1976. He has served as Principal of The ZAC Group, a financial advisory firm, during the last fifteen years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc.

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and currently serves as Co-Chair of its Real Estate Group.

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

Mr. Strouse, a director since 2002, serves as President and Chief Operating Officer of Wind River Holdings, L.P., (formerly called The AMC Group, L.P.). Wind River oversees a diversified group of industrial, service and real estate businesses.

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

Section 16(a). Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

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

(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.1	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2004.

10.2+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004.

10.3+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.4+	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.

10.5+	2000 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

14.1	Code of Conduct and Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2004.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 11, 2006	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, President and Director	April 11, 2006

/s/ JOHN E. KYEES John E. Kyees (Principal Financial Officer)	Chief Financial Officer	April 11, 2006

/s/ ROBERT ROSS Robert Ross (Controller)	Controller	April 11, 2006

/s/ GLEN T. SENK Glen T. Senk	Director and Executive Vice President; President, Anthropologie, Inc.	April 11, 2006

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 11, 2006

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 11, 2006

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 11, 2006

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 11, 2006

URBAN OUTFITTERS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urban Outfitters, Inc.:

We have audited the accompanying consolidated balance sheet of Urban Outfitters, Inc. and subsidiaries as of January 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 18, 2005, except as to the

fourth paragraph of Note 2,

which is as of March 31, 2006.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$49,912	$29,731
Marketable securities	141,883	125,953
Accounts receivable, net of allowance for doubtful accounts of $445 and $586, respectively	14,324	8,364
Inventories	140,377	98,996
Prepaid expenses and other current assets	33,993	20,123
Deferred taxes	4,694	4,701

Total current assets	385,183	287,868

Property and equipment, net	299,291	192,792
Marketable securities	64,748	63,457
Deferred income taxes and other assets	19,983	12,567

	$769,205	$556,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,291	$39,102
Accrued compensation	12,673	9,584
Accrued expenses and other current liabilities	79,544	49,585

Total current liabilities	133,508	98,271
Deferred rent	74,817	56,169

Total liabilities	208,325	154,440

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 164,831,477 and 162,894,888 issued and outstanding, respectively	16	16
Additional paid-in capital	138,051	109,422
Unearned compensation	(3,905)	(5,058)
Retained earnings	426,190	295,394
Accumulated other comprehensive income	528	2,470

Total shareholders’ equity	560,880	402,244

	$769,205	$556,684

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2006	2005	2004
Net sales	$1,092,107	$827,750	$548,361
Cost of sales, including certain buying, distribution and occupancy costs	643,501	489,000	334,888

Gross profit	448,606	338,750	213,473
Selling, general and administrative expenses	240,907	190,384	132,767

Income from operations	207,699	148,366	80,706
Interest income	5,486	2,577	1,545
Other income	775	435	87
Other expenses	(1,563)	(1,186)	(1,034)

Income before income taxes	212,397	150,192	81,304
Income tax expense	81,601	59,703	32,928

Net income	$130,796	$90,489	$48,376

Net income per common share:
Basic	$0.80	$0.56	$0.31

Diluted	$0.77	$0.54	$0.30

Weighted average common shares outstanding:
Basic	163,717,726	161,419,898	157,069,852

Diluted	169,936,041	167,303,450	161,662,276

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Compre- hensive Income	Common Shares		Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
		Number of Shares	Par Value
Balances as of February 1, 2003		155,053,088	$16	$67,148	$—	$156,529	$692	$224,385
Net income	$48,376	—	—	—	—	48,376	—	48,376
Foreign currency translation	1,338	—	—	—	—	—	1,338	1,338
Unrealized losses on marketable securities, net	(92)	—	—	—	—	—	(92)	(92)

Comprehensive income	$49,622

Exercise of stock options		4,499,996	—	8,542	—	—	—	8,542
Tax effect of exercises		—	—	7,581	—	—	—	7,581

Balances as of January 31, 2004		159,553,084	16	83,271	—	204,905	1,938	290,130
Net income	$90,489	—	—	—	—	90,489	—	90.489
Foreign currency translation	1,002	—	—	—	—	—	1,002	1,002
Unrealized losses on marketable securities, net	(470)	—	—	—	—	—	(470)	(470)

Comprehensive income	$91,021

Restricted stock issued		400,000	—	5,766	(5,766)	—	—	—
Amortization of unearned compensation		—	—	—	708	—	—	708
Exercise of stock options		2,941,804	—	6,917	—	—	—	6,917
Tax effect of exercises		—	—	13,468	—	—	—	13,468

Balances as of January 31, 2005		162,894,888	16	109,422	(5,058)	295,394	2,470	402,244
Net income	$130,796	—	—	—	—	130,796	—	130,796
Foreign currency translation	(1,909)	—	—	—	—	—	(1,909)	(1,909)
Unrealized losses on marketable securities, net of tax	(33)	—	—	—	—	—	(33)	(33)

Comprehensive income	$128,854

Amortization of unearned compensation		—	—	—	1,153	—	—	1,153
Exercise of stock options		1,936,589	—	15,230	—	—	—	15,230
Tax effect of exercises		—	—	13,399	—	—	—	13,399

Balances as of January 31, 2006		164,831,477	$16	$138,051	$(3,905)	$426,190	$528	$560,880

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$130,796	$90,489	$48,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,340	31,858	25,010
Provision for deferred income taxes	(6,870)	(2,884)	(1,132)
Tax benefit of stock option exercises	13,399	13,468	7,581
Stock-based compensation expense	1,153	708	—
Gain on disposition of property and equipment, net	(631)	—	—
Changes in assets and liabilities:
Increase in receivables	(6,002)	(1,635)	(3,437)
Increase in inventories	(41,597)	(35,651)	(13,125)
Increase in prepaid expenses and other assets	(14,201)	(6,231)	(5,148)
Increase in accounts payable, accrued expenses and other liabilities	33,804	59,873	22,028

Net cash provided by operating activities	149,191	149,995	80,153

Cash flows from investing activities:
Cash paid for property and equipment	(127,730)	(75,141)	(43,455)
Proceeds on disposition of property and equipment	3,769	—	—
Purchases of marketable securities	(416,018)	(586,093)	(406,098)
Sales and maturities of marketable securities	396,304	530,301	330,652

Net cash used in investing activities	(143,675)	(130,933)	(118,901)

Cash flows from financing activities:
Exercise of stock options	15,230	6,917	8,542

Net cash provided by financing activities	15,230	6,917	8,542

Effect of exchange rate changes on cash and cash equivalents	(565)	433	398

Increase (decrease) in cash and cash equivalents	20,181	26,412	(29,808)
Cash and cash equivalents at beginning of period	29,731	3,319	33,127

Cash and cash equivalents at end of period	$49,912	$29,731	$3,319

Supplemental cash flow information:
Cash paid during the year for:
Interest	$18	$126	$152

Income taxes	$79,182	$44,970	$28,003

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, three catalogs and three web sites. As of January 31, 2006 and 2005, the Company operated 175 and 142 stores, respectively. Stores located in the United States totaled 165 as of January 31, 2006 and 135 as of January 31, 2005, while operations in Europe and Canada included ten stores and seven stores as of the same respective dates. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,500 better specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2006 ended on January 31, 2006.

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

Stock Split

On August 17, 2005, the Company’s Board of Directors authorized a two-for-one split of the Company’s common shares in the form of a 100% stock dividend. The additional shares issued as a result of the stock split were distributed on September 23, 2005 to shareholders of record as of September 6, 2005. All relevant amounts included in the consolidated financial statements and the notes thereto have been restated to reflect the stock split for all periods presented.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2006 and 2005, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Marketable securities as of January 31, 2006 and 2005 were classified as available-for-sale.

The Company also includes disclosure about its investments that are in an unrealized loss position for which other-than-temporary impairments have not been recognized in accordance with the Emerging Issues Task Force (“ETIF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments”.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2006, 2005 and 2004 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2006	$586	$1,156	$(1,297)	$445
Year ended January 31, 2005	$651	$922	$(987)	$586
Year ended January 31, 2004	$563	$604	$(516)	$651

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. As of January 31, 2006 and 2005, the amount of finished goods included in inventories was $138,134 and $98,153 respectively. In addition, the amount of work-in-process included in inventories was $2,243 and $843, respectively.

Property and Equipment

Property and equipment is stated at cost and primarily consists of store related leasehold improvements, furniture and fixtures. Depreciation and amortization are typically computed using the straight-line method over five years for furniture and fixtures, the lesser of the lease term or useful life for leasehold improvements, three to ten years for other operating equipment and thirty-nine years for buildings. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2006.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2006, 2005 and 2004 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2006	$4,527	$21,959	$(20,096)	$6,390
Year ended January 31, 2005	$2,312	$14,898	$(12,683)	$4,527
Year ended January 31, 2004	$1,361	$8,472	$(7,521)	$2,312

Cost of Sales, Including Certain Buying, Distribution and Occupancy Costs

Cost of sales including certain buying, distribution and occupancy costs includes the following: the cost of merchandise; obsolescence and shrink; rent, insurance, depreciation of property and equipment and property related taxes for our stores; shipping expense related to direct orders; in-bound and outbound freight; U.S. Customs related taxes; inventory acquisition and purchasing costs; warehousing costs and other inventory acquisition related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes expenses such as (i) direct selling and selling supervisory expenses; (ii) various corporate expenses such as information systems, finance, loss prevention, human resources, and executive management expenses and; (iii) other associated general expenses.

Shipping and Handling Fees and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing which are composed of catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our web sites. These costs are amortized over the period in which the customer responds to the marketing material and is determined based on historical response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on a customers’ reference to a specific catalog or by product

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

placed and sold. The average amortization period for a catalog or web promotion is typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,747 and $2,586 as of January 31, 2006 and 2005, respectively. Advertising expenses were $30,033, $22,455 and $11,165 for fiscal 2006, 2005 and 2004, respectively.

Start-up Costs

The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2006, 2005 and 2004, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (see Note 8). In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which established a fair value based method of accounting for stock-based compensation plans. Pro forma compensation costs estimated based on the fair value method are applied on a straight-line basis over the vesting period of the award. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income and net income per common share would have been decreased to the following pro forma amounts:

	Fiscal Year Ended January 31,
	2006	2005	2004
Net income—as reported	$130,796	$90,489	$48,376
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effect	710	427	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(60,462)	(24,912)	(4,528)

Net income—pro forma	$71,044	$66,004	$43,848

Net income per common share—basic—as reported	$0.80	$0.56	$0.31

Net income per common share—basic—pro forma	$0.43	$0.41	$0.28

Net income per common share—diluted—as reported	$0.77	$0.54	$0.30

Net income per common share—diluted—pro forma	$0.42	$0.40	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Expected life	6.5 years	5.3 years	6.4 years
Risk-free interest rate	4.4%	4.3%	2.8%
Volatility	55.5%	51.0%	56.7%
Dividend rate	0%	0%	0%

Accumulated Other Comprehensive Income

Comprehensive income is comprised of two subsets—net income and other comprehensive income. Amounts in accumulated other comprehensive income relate to foreign currency translation adjustments and unrealized gains (losses) on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. As of January 31, 2006, 2005 and 2004, accumulated other comprehensive income consists of foreign currency translation adjustments of $1,053, $2,962 and $1,958, respectively and unrealized losses on marketable securities of $525, $490 and $20, respectively. In addition, reclassification adjustments for gains included in net income for the years ended January 31, 2006, 2005 and 2004 are $32, $123 and $190, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income within shareholders’ equity. Transaction gains and losses are included in operating results and were not material in fiscal 2006, 2005 and 2004.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date or later modification. In addition, SFAS No. 123R will require stock based compensation resulting from the continued vesting of grants issued prior to adoption of SFAS 123R to be reflected in our Consolidated Statements of Income over the remaining requisite service period.

The Company will adopt SFAS No. 123R on February 1, 2006, using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options beginning as of February 1, 2006. The Company expects to continue using the Black-Scholes valuation model in determining the fair value of share-based payments to employees. For pro forma footnote disclosure purposes, the Company recognizes the majority of its share-based compensation costs using the accelerated recognition method as permitted by SFAS No. 123. Upon adoption of SFAS No. 123R, the Company will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method.

SFAS No. 123R will also require the Company to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in our Consolidated Statement of Cash Flows.

The Company is continuing to evaluate the requirements of SFAS No. 123R and SAB 107. As of February 1, 2006, unvested stock based compensation expense, not including our restricted stock grant) is approximately $2.6 million and the Company currently expects that the adoption of SFAS No. 123R will result in an increase in compensation expense for fiscal 2007 of approximately $1.7 million.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 in the fourth quarter of fiscal 2006 and this adoption did not have a material effect on its financial position, cash flows or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net earnings during the period of the change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position, cash flows or results of operations.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF Issue No. 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF Issue No. 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company adopted EITF Issue No. 05-06 in the second quarter of fiscal 2006 and this adoption did not have a material effect on its financial position, cash flows or results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. The Company does not believe adoption of FSP 13-1 will have a material effect on its financial position, cash flows or results of operations.

Reclassifications—Fiscal Year 2005

Operating Leases

The Company leases its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions or some combination of these items. The Company recognizes rent expense on a straight-line basis over the accounting lease term.

In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (“SEC”) clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Based upon the SEC’s conclusions included in their letter, the Company reviewed its historical treatment of these lease issues in fiscal 2005 to ensure its accounting treatment reflected the SEC’s conclusions.

Historically, the Company had recorded rent expense on a straight-line basis over the lease period commencing on the date the store opened. The lease period did not include the construction period to make the leased space suitable for operating during which time the Company was not permitted to occupy the space. The Company changed its straight-line period to add this construction period in its calculation of rent expense over the lease term, which results in an accounting lease term that equals or exceeds the time period used for depreciation. Therefore, for purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

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

After assessing its findings using the guidance in SEC Staff Accounting Bulletin No. 99, the Company recorded a cumulative adjustment of $4,662, net of tax, which reduced net income in the fourth quarter of fiscal 2005.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Marketable Securities

The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of January 31, 2006 and 2005 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2006
Municipal bonds:
Maturing in less than one year	$30,891	$12	$(95)	$30,808
Maturing after one year through four years	65,472	1	(725)	64,748

	96,363	13	(820)	95,556

Auction rate instruments:
Maturing in less than one year	111,075	—	—	111,075

	$207,438	$13	$(820)	$206,631

As of January 31, 2005
Municipal bonds:
Maturing in less than one year	$22,547	$26	$(70)	$22,503
Maturing after one year through four years	54,910	2	(455)	54,457

	77,457	28	(525)	76,960

Auction rate instruments:
Maturing in less than one year	103,443	7	—	103,450
Maturing after one year through four years	9,000	—	—	9,000

	112,443	7	—	112,450

	$189,900	$35	$(525)	$189,410

Proceeds from the sale and maturities of available-for-sale securities were $396,304, $530,301 and $330,652 in fiscal 2006, 2005 and 2004, respectively. Gross realized gains included in other income in fiscal 2006, 2005 and 2004 were $32, $123 and $190 respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2006 and January 31, 2005, respectively.

	January 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total municipal bonds	$32,996	$(236)	$48,489	$(584)	$81,485	$(820)

	January 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total municipal bonds	$59,707	$(377)	$15,467	$(148)	$75,174	$(525)

The unrealized losses presented above are primarily due to changes in market interest rates. At January 31, 2006 and 2005, there were a total of 50 and 52 issued securities, respectively, with an unrealized loss position within the Company’s portfolio. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company would realize the full value of all of these investments upon maturity.

4. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2006	2005
Land	$543	$543
Building	4,331	6,431
Furniture and fixtures	115,946	80,464
Leasehold improvements	280,640	215,654
Other operating equipment	26,961	17,896
Construction-in-progress	39,200	6,677

	467,621	327,665
Accumulated depreciation and amortization	(168,330)	(134,873)

Total	$299,291	$192,792

Depreciation and amortization expense for property and equipment for fiscal 2006, 2005 and 2004 was $37,080, $29,777 and $23,629, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2006	2005
Accrued rents and estimated property taxes	$5,968	$6,288
Gift certificates and merchandise credits	14,348	10,225
Accrued construction	23,982	3,889
Accrued income taxes	12,075	10,380
Other current liabilities	23,171	18,803

Total	$79,544	$49,585

6. Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase to $50,000 at the Company’s discretion, subject to a seven day request period. As of January 31, 2006, the credit limit under the line is $42,500. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2006, the Company was in compliance with all covenants under the Line. As of and during the twelve months ended January 31, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $29,030 as of January 31, 2006. The available borrowing under the line, including the accordion feature, was $20,970 as of January 31, 2006.

7. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2006	2005	2004
Domestic	$206,902	$145,844	$82,011
Foreign	5,495	4,348	(707)

	$212,397	$150,192	$81,304

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2006	2005	2004
Current:
Federal	$68,865	$54,700	$29,408
State	17,588	6,546	3,833
Foreign	2,018	1,341	819

	88,471	62,587	34,060

Deferred:
Federal	(2,388)	(2,133)	(951)
State	(3,628)	(665)	(104)
Foreign	(2,049)	107	(520)

	(8,065)	(2,691)	(1,575)

Change in valuation allowances	1,195	(193)	443

	$81,601	$59,703	$32,928

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2006	2005	2004
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.2	4.4	5.2
Other	(0.8)	0.4	0.3

Effective tax rate	38.4%	39.8%	40.5%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities as of January 31, 2006 and 2005 are as follows:

	January 31,
	2006	2005
Deferred tax liabilities:
Prepaid expenses	$(1,504)	$(925)
Depreciation	(11,892)	(9,997)

Gross deferred tax liabilities	(13,396)	(10,922)

Deferred tax assets:
Deferred rent	29,819	21,446
Inventories	3,460	3,314
Accounts receivable	572	557
Capital loss carryforwards	—	542
Net operating loss carryforwards	3,361	1,537
Accrued salaries and benefits, and other	3,181	2,175

Gross deferred tax assets, before valuation allowances	40,393	29,571

Valuation allowances	(3,147)	(1,952)

Net deferred tax assets	$23,850	$16,697

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2006 and 2005, respectively, $16,696 and $13,571 were attributable to U.S. federal, $6,778 and $3,063 were attributed to state jurisdictions and $376 and $63 were attributed to foreign jurisdictions.

As of January 31, 2006, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $12,201 that do not expire. As of January 31, 2006, the Company had a full valuation allowance for certain of the foreign net operating loss carryforwards. As of January 31, 2006, the Company had no valuation allowance for certain other foreign net operating loss carryforwards as management believes it is more likely than not that the tax benefit of these carryforwards will be realized. As of January 31, 2006 and 2005, the non-current portion of net deferred tax assets aggregated $19,156 and $11,996, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $12,241 as of January 31, 2006. These earnings are deemed to be permanently re-invested to finance growth programs.

As of January 31, 2006, the Company has tax contingency reserves of approximately $6,626 included in accrued expenses and other current liabilities. We recorded interest, net of any applicable related tax benefit, on potential tax contingencies as a component of our tax expense.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock Option Plans

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 10,000,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period , with options becoming exercisable in equal installments of twenty percent per year. However, options granted to non-employee directors generally vest over a period of one year and certain grants issued during fiscal 2006 and 2005 fully vested within six months of the date of grant. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of January 31, 2006, 790,250 and 586,000 common shares were available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

The Company may make restricted stock awards to employees, non-employee directors and consultants. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment with the Company or the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation is recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations. During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766. Stock based compensation, resulting from this grant of $1,153 and $708 is included in the accompanying Consolidated Statements of Income for the years ended January 31, 2006 and 2005, respectively. As of January 31, 2006, this is the only grant of restricted stock.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding options under these plans is as follows:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	12,262,800	$7.45	10,971,204	$2.95	12,760,000	$1.98
Options granted	4,749,750	30.72	4,542,000	14.86	4,520,000	4.26
Options exercised	(1,936,589)	7.79	(2,941,804)	2.35	(4,499,996)	1.90
Options forfeited	(53,800)	10.32	(308,600)	5.44	(1,703,200)	1.81
Options expired	—		—		(105,600)	2.73

Options outstanding at end of year	15,022,161	14.76	12,262,800	7.45	10,971,204	2.95

Options exercisable at end of year	11,565,521	17.94	6,413,600	9.47	2,880,800	2.21

Weighted average fair value of grants per share	$8.28		$8.45		$2.56

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 1.01 - $ 2.47	2,844,515	5.4	$1.70	1,700,275	$1.50
$ 2.48 - $ 6.18	3,499,700	6.6	4.04	1,499,300	3.98
$ 6.19 - $ 9.33	256,000	6.0	9.10	88,000	9.15
$12.44 - $15.56	3,472,196	8.4	14.33	3,328,196	14.31
$21.78 - $24.89	275,000	8.9	23.60	275,000	23.60
$24.90 - $28.00	202,000	9.4	27.45	202,000	27.45
$28.01 - $31.11	4,472,750	9.8	30.99	4,472,750	30.99

	15,022,161	7.8	14.76	11,565,521	17.94

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2006	2005	2004
Basic weighted average shares outstanding	163,717,726	161,419,898	157,069,852
Effect of dilutive options and restricted stock	6,218,315	5,883,552	4,592,424

Diluted weighted average shares outstanding	169,936,041	167,303,450	161,662,276

For the fiscal years ended January 31, 2006, 2005 and 2004, options to purchase 1,256,688 shares ranging in price from $23.55 to $31.11, options to purchase 1,114,000 shares ranging in price from $13.72 to $23.76 and options to purchase 1,323,500 shares ranging in price from $2.86 to $4.43, were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was antidilutive.

10. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2007	$78,761
2008	82,855
2009	81,374
2010	76,748
2011	66,865
Thereafter	287,176

Total minimum lease payments	$673,779

Amounts noted above include commitments for twenty six executed leases for stores not opened as of January 31, 2006. The majority of our leases allow for renewal options between five and fifteen years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2006	2005	2004
Minimum and percentage rentals	$61,603	$54,992	$43,810
Contingent rentals	3,309	2,329	786

Total	$64,912	$57,321	$44,596

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $151,137 and contracts with store construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $36,814. The Commitment for construction contracts also includes obligations in connection with the construction of our home office campus in the Philadelphia Navy Yard, which is expected to be complete by the end of the third quarter of fiscal 2007.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $691, $527 and $401 for fiscal 2006, 2005 and 2004, respectively.

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

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, is a partner in the law firm of Drinker Biddle & Reath LLP (“DBR”), which provides real estate, regulatory and general legal services to the Company. Fees paid to DBR during fiscal 2006, 2005 and 2004 were $1,458, $1,162 and $1,024, respectively. Fees due to DBR as of January 31, 2006 for services rendered were approximately $70.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2006, 2005 and 2004. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s directors and is president and the sole shareholder of The McDevitt Company. There were no amounts due to The McDevitt Company as of January 31, 2006.

12. Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 175 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through three catalogs and three web sites as of January 31, 2006. Net sales from the retail segment accounted for over 95% of total consolidated net sales for fiscal 2006, 2005 and 2004. The remainder is derived from a wholesale division that manufactures and distributes apparel to the retail segment and to approximately 1,500 better specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2006	2005	2004
Net sales
Retail operations	$1,038,842	$800,361	$530,797
Wholesale operations	57,363	29,389	19,431
Intersegment elimination	(4,098)	(2,000)	(1,867)

Total net sales	$1,092,107	$827,750	$548,361

Income from operations
Retail operations	$202,790	$153,217	$84,254
Wholesale operations	13,888	4,091	932
Intersegment elimination	(891)	(300)	(332)

Total segment operating income	215,787	157,008	84,854
General corporate expenses	(8,088)	(8,642)	(4,148)

Total income from operations	$207,699	$148,366	$80,706

Depreciation and amortization expense for property and equipment
Retail operations	$36,924	$29,623	$23,360
Wholesale operations	156	154	269

Total depreciation and amortization expense for property and equipment	$37,080	$29,777	$23,629

Inventories
Retail operations	$131,704	$94,914	$60,571
Wholesale operations	8,673	4,082	2,676

Total inventories	$140,377	$98,996	$63,247

Property and equipment, net
Retail operations	$297,509	$191,695	$145,855
Wholesale operations	1,782	1,097	971

Total property and equipment, net	$299,291	$192,792	$146,826

Cash paid for property and equipment
Retail operations	$126,790	$74,954	$42,968
Wholesale operations	940	187	487

Total cash paid for property and equipment	$127,730	$75,141	$43,455

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon our domestic and foreign operations, are as follows:

Net sales
Domestic operations	$1,026,589	$781,894	$523,136
Foreign operations	65,518	45,856	25,225

Total net sales	$1,092,107	$827,750	$548,361

Property and equipment, net
Domestic operations	$260,398	$174,778	$134,392
Foreign operations	38,893	18,014	12,434

Property and equipment, net	$299,291	$192,792	$146,826