Form 10-Q
period 2006-04-30
URBAN OUTFITTERS INC
filed 2006-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-22754

Urban Outfitters, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

1809 Walnut Street, Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 564-2313

(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value—165,258,182 shares outstanding on June 1, 2006.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	April 30, 2006	January 31, 2006	April 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$28,106	$49,912	$22,124
Marketable securities	146,725	141,883	134,681
Accounts receivable, net of allowance for doubtful accounts of $753, $445 and $621, respectively	23,686	14,324	13,754
Inventories	140,726	140,377	113,477
Prepaid expenses, deferred taxes and other current assets	38,299	38,687	21,820

Total current assets	377,542	385,183	305,856
Property and equipment, net	335,307	299,291	203,163
Marketable securities	63,711	64,748	66,622
Deferred income taxes and other assets	22,375	19,983	12,581

	$798,935	$769,205	$588,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,468	$41,291	$38,846
Accrued expenses, accrued compensation and other current liabilities	77,641	92,217	52,140

Total current liabilities	135,109	133,508	90,986
Deferred rent	78,017	74,817	57,609

Total liabilities	213,126	208,325	148,595

Commitments and contingencies (see Note 7)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 165,137,317, 164,831,477 and 163,694,752 shares issued and outstanding, respectively	17	16	16
Additional paid-in capital	138,054	134,146	114,276
Retained earnings	446,489	426,190	322,834
Accumulated other comprehensive income	1,249	528	2,501

Total shareholders’ equity	585,809	560,880	439,627

	$798,935	$769,205	$588,222

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three months ended April 30,
	2006	2005
Net sales	$270,007	$231,325
Cost of sales, including certain buying, distribution and occupancy costs	173,239	133,708

Gross profit	96,768	97,617
Selling, general and administrative expenses	65,217	52,839

Income from operations	31,551	44,778
Other income, net	1,412	764

Income before income taxes	32,963	45,542
Income tax expense	12,664	18,102

Net income	$20,299	$27,440

Net income per common share:
Basic	$0.12	$0.17

Diluted	$0.12	$0.16

Weighted average common shares outstanding:
Basic	164,576,157	162,956,454

Diluted	168,020,879	169,057,896

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

		Common Shares		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income	Number of Shares	Par Value		Retained Earnings		Total
Balances as of February 1, 2006		164,831,477	$16	$134,146	$426,190	$528	$560,880
Net income	$20,299	—	—	—	20,299	—	20,299
Foreign currency translation	879	—	—	—	—	879	879
Unrealized loss on marketable securities, net of tax	(158)	—	—	—	—	(158)	(158)

Comprehensive income	$21,020

Stock-based compensation		—	—	691	—	—	691
Exercise of stock options		305,840	1	1,409	—	—	1,410
Excess tax benefits from stock-based compensation		—	—	1,808	—	—	1,808

Balances as of April 30, 2006		165,137,317	$17	$138,054	$446,489	$1,249	$585,809

Balances as of February 1, 2005		162,894,888	$16	$104,364	$295,394	$2,470	$402,244
Net income	$27,440	—	—	—	27,440	—	27,440
Foreign currency translation	294	—	—	—	—	294	294
Unrealized loss on marketable securities, net of tax	(263)	—	—	—	—	(263)	(263)

Comprehensive income	$27,471

Stock-based compensation		—	—	281	—	—	281
Exercise of stock options		799,864	—	6,699	—	—	6,699
Tax effect of exercises		—	—	2,932	—	—	2,932

Balances as of April 30, 2005		163,694,752	$16	$114,276	$322,834	$2,501	$439,627

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$20,299	$27,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,937	8,799
Excess tax benefits from stock-based compensation	(1,808)	—
Stock-based compensation expense	691	281
Loss on disposition of property and equipment, net	275	—
Changes in assets and liabilities:
Increase in accounts receivable	(9,330)	(5,384)
Increase in inventories	(146)	(14,440)
Decrease in prepaid expenses and other assets	2,007	3,006
Increase (decrease) in accounts payable, accrued expenses and other liabilities	11,114	(2,966)

Net cash provided by operating activities	35,039	16,736

Cash flows from investing activities:
Cash paid for property and equipment	(55,692)	(18,451)
Purchases of marketable securities	(35,607)	(157,835)
Sales and maturities of marketable securities	31,061	145,145

Net cash used in investing activities	(60,238)	(31,141)

Cash flows from financing activities:
Exercise of stock options	1,410	6,699
Excess tax benefits from stock-based compensation	1,808	—

Net cash provided by financing activities	3,218	6,699

Effect of exchange rate changes on cash and cash equivalents	175	99

Decrease in cash and cash equivalents	(21,806)	(7,607)
Cash and cash equivalents at beginning of period	49,912	29,731

Cash and cash equivalents at end of period	$28,106	$22,124

Supplemental cash flow information: Cash paid during period for:
Interest	$11	$24

Income taxes paid	$19,637	$16,583

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the United States Securities and Exchange Commission on April 12, 2006.

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Our fiscal year ends on January 31. All references in these notes to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2007 will end on January 31, 2007.

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements to conform to the current year presentation.

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

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2006, January 31, 2006 and April 30, 2005 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2006
Municipal bonds:
Maturing in less than one year	$34,194	$12	$(156)	$34,050
Maturing after one year through four years	64,619	1	(909)	63,711

	98,813	13	(1,065)	97,761

Auction rate instruments:
Maturing in less than one year	112,675	—	—	112,675

	$211,488	$13	$(1,065)	$210,436

As of January 31, 2006
Municipal bonds:
Maturing in less than one year	$30,891	$12	$(95)	$30,808
Maturing after one year through four years	65,472	1	(725)	64,748

	96,363	13	(820)	95,556

Auction rate instruments:
Maturing in less than one year	111,075	—	—	111,075

	$207,438	$13	$(820)	$206,631

As of April 30, 2005
Municipal bonds:
Maturing in less than one year	$36,031	$42	$(142)	$35,931
Maturing after one year through four years	58,278	24	(650)	57,652

	94,309	66	(792)	93,583

Auction rate instruments:
Maturing in less than one year	98,747	3	—	98,750
Maturing after one year through two years	9,000	—	(30)	8,970

	107,747	3	(30)	107,720

	$202,056	$69	$(822)	$201,303

Proceeds from the sale of available-for-sale securities were $31,061 and $145,145 for the three months ended April 30, 2006 and 2005, respectively. For the three months ended April 30, 2006, $8 of realized gains were included in other income and no gains were realized for the three months ended April 30, 2005.

4.	Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase to $50,000 at the Company’s discretion, subject to a seven day request period. As of April 30, 2006, the credit limit under the line

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is $42,500. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of April 30, 2006, the Company was in compliance with all covenants under the Line. As of and during the three months ended April 30, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $28,471 as of April 30, 2006. The available borrowing under the Line, including the accordion feature, was $21,529 as of April 30, 2006.

5.	Stock Based Employee Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R requires all share-based payments, including grants of employee stock options and nonvested shares, to be recognized in the financial statements based on their fair values at date of grant. Under SFAS 123R, companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and to recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Effective February 1, 2006, the Company adopted SFAS 123R using the modified prospective method and as such, results for prior periods have not been restated. Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 31, 2006, are based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. The Company has used the Black-Scholes-Merton (“Black Scholes”) model to determine the grant date fair value of its share-based awards and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”) to amortize its stock-based compensation expense over the vesting term and will continue using these two methods under SFAS 123R. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the pro forma disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The effect of forfeitures on the pro forma expense amounts was recognized based on actual historical forfeitures. No compensation expense was historically recognized for the Company’s stock option plans because the quoted market price of the Company’s common shares at the date of grant was not in excess of the amount an employee must pay to acquire the common shares.

STOCK OPTIONS

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 10,000,000 common shares, which can be granted as incentive stock options, nonqualified stock options or nonvested shares. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. However, options granted to non-employee directors generally vest over a period of one year and certain grants issued during fiscal

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 and 2005 fully vested within six months after the date of grant. The Company’s 1997 Stock Option plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options under the 1997 Plan generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of April 30, 2006, there were 815,250 and 586,000 common shares available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

Under the provisions of SFAS 123R, we recorded $410 of stock compensation related to stock option awards as well as related tax benefits of $78 in the Company’s unaudited condensed consolidated statement of operations for the three months ended April 30, 2006, or less than $.01 for both basic and diluted earnings per share. The Company did not grant any stock option awards during the three months ended April 30, 2006. Accordingly, compensation cost recognized during the period relates to the awards that were not fully vested at February 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black Scholes option pricing model. The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The table below outlines the weighted average assumptions for these award grants:

	Three Months Ended April 30, 2006(a)	Three Months Ended April 30, 2005
Expected life, in years	—	6.40
Risk-free interest rate	—	4.00%
Volatility	—	61.55%
Expected dividend yield	—	0%

(a)	The Company did not grant any options during the three months ended April 30, 2006.

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 2% for its unvested options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than it estimated.

No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three months ended April 30, 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R requires the Company to present pro-forma information for the comparative period prior to the adoption as if it had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months ended April 30, 2005.

Three Months Ended April 30, 2005
Net income as reported	$27,440
Add: Stock based compensation included in the determination of net income as reported, net of related tax effect	169
Deduct: Total stock based compensation expense determined under the fair value method for all grants, net of related tax effects	(1,907)

Net income pro forma	$25,702

Net income per common share—basic—as reported	$0.17

Net income per common share—basic—pro forma	$0.16

Net income per common share—diluted—as reported	$0.16

Net income per common share—diluted—pro forma	$0.15

Total compensation cost of stock options granted but not yet vested, as of April 30, 2006, was $2,136, which is expected to be recognized over the weighted average period of 1.4 years.

The following tables summarizes activity under all stock option plans for the respective periods:

	Three Months Ended
(In thousands, except per share data)	April 30, 2006	April 30, 2005
Weighted-average fair value of options granted per share	$—	$8.58
Intrinsic value of options exercised	$5,082	$11,937
Cash received from option exercises	$1,409	$6,623
Actual tax benefit realized for tax deductions from option exercises	$1,808	$2,932

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at January 31, 2006	15,022,161	$14.76
Options granted	—	—
Options exercised	(305,840)	$4.61
Options forfeited	(41,400)	$20.46
Balance at April 30, 2006	14,674,921	$14.95	7.6	$156,646
Exercisable, April 30, 2006	11,608,841	17.78	7.9	$98,602

(1)	The aggregate intrinsic value in this table was calculated based upon the closing price of the Company’s common shares on April 30, 2006, which was $23.20, and the exercise price of the underlying options, provided the closing price exceeded the exercise price.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NONVESTED SHARES

The Company may make nonvested share awards to employees, non-employee directors and consultants. A nonvested share award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment combined with the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. During the year ended January 31, 2005, the Company granted 400,000 nonvested shares with a grant date fair value of $5,766. Stock based compensation resulting from this grant of $281 and related tax benefits of $116 are included in the accompanying Consolidated Statements of Income for the three months ended April 30, 2006 and 2005, respectively. As of April 30, 2006, this is the only grant of nonvested shares. Total unrecognized compensation cost of restricted nonvested shares, as of April 30, 2006, was $3,624, which is expected to be recognized over the weighted average period of 3.1 years.

Nonvested share activity under the Plan during the three months ended April 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 31, 2006, nonvested	400,000	$14.42
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at April 30, 2006, nonvested	400,000	$14.42

6.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three months Ended April 30,
	2006	2005
Basic weighted average shares outstanding	164,576,157	162,956,454
Effect of dilutive options and nonvested shares	3,444,722	6,101,442

Diluted weighted average shares outstanding	168,020,879	169,057,896

For the three months ended April 30, 2006 and 2005, options to purchase 4,657,750 common shares with an exercise price range of $27.45 to $31.11 and options to purchase 290,000 common shares with exercise price range of $23.55 to $23.76, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

7.	Commitments and Contingencies

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc., a subsidiary of the Company, in the Superior

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court of California for Orange County. The complaint alleged that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. On October 6, 2005, the Superior Court granted the plaintiff’s motion for class certification. The Company has denied any charges of wrongdoing or liability and agreed on May 12, 2006 to settle the suit to avoid further legal costs by paying an aggregate of up to $1,175,000, which amount, less fees and expenses of plaintiffs’ counsel and other costs, will be disbursed to the members of the class submitting claims based on their number of weeks of service to the Company. Any settlement amounts not claimed by the class members will be returned to the Company. The settlement was preliminarily approved by the Superior Court on May 25, 2006 and remains subject to final court approval and other conditions. The Company had recorded a contingency, related to this suit, in fiscal 2005. Any payment in excess of the accrual will not have a material impact on the Company’s consolidated financial statements.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

8.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 182 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through three catalogs and three web sites as of April 30, 2006. Net sales from the retail segment accounted for more than 93% of total consolidated net sales for the three months ended April 30, 2006 and 2005. The remainder is derived from the Company’s wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,500 better specialty retailers worldwide.

The Company has aggregated its operations into these two reportable segments based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets, and which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

		Three Months Ended April 30,
		2006	2005
Net sales
Retail operations		$252,338	$220,645
Wholesale operations		18,795	11,138
Intersegment elimination		(1,126)	(458)

Total net sales		$270,007	$231,325

Income from operations
Retail operations		$30,427	$44,546
Wholesale operations		4,501	3,003
Intersegment elimination		(294)	(79)

Total segment operating income		34,634	47,470
General corporate expenses		(3,083)	(2,692)

Total income from operations		$31,551	$44,778

	April 30, 2006	January 31, 2006	April 30, 2005
Inventories
Retail operations	$133,842	$131,704	$109,916
Wholesale operations	6,884	8,673	3,561

Total inventories	$140,726	$140,377	$113,477

Property and equipment, net
Retail operations	$333,521	$297,509	$202,036
Wholesale operations	1,786	1,782	1,127

Total property and equipment, net	$335,307	$299,291	$203,163

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

		Three months Ended April 30,
		2006	2005
Net sales
Domestic operations		$254,717	$219,092
Foreign operations		15,290	12,233

Total net sales		$270,007	$231,325

	April 30, 2006	January 31, 2006	April 30, 2005
Property and equipment, net
Domestic operations	$307,946	$273,745	$184,934
Foreign operations	27,361	25,546	18,229

Total property and equipment, net	$335,307	$299,291	$203,163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The following are some of the factors that alone or together, could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2006, filed on April 12, 2006. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel business. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People stores and our direct-to-consumer operations, which consist of a catalog and web site for each of these brands. Our wholesale apparel segment consists of our Free People wholesale division which designs, develops and markets young women’s contemporary casual apparel.

A store is included in comparable store net sales data, as presented in this discussion, if it opened on or prior to February 1, 2005, unless it was materially expanded, remodeled or was not otherwise operating at its full capacity within the current or comparable quarter. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and internet sales, are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in our key sales metrics, as discussed in our results of operations, correlate to changes in customer traffic. We believe this may be caused by a combination of response to our brands’ fashion offerings, our web advertising, additional circulation of our catalogs and an overall growth in brand recognition as we expand our store base, including expansion into enclosed malls and specialty retail centers.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2007 will end on January 31, 2007.

We plan to grow our store base by approximately 20% per year.

Retail Stores

As of April 30, 2006, we operated 95 Urban Outfitters stores of which 85 were located in the United States, three in Canada, and seven in Europe. During the three months ended April 30, 2006, we opened five new Urban Outfitters stores, all of which are located within the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Retail’s North American and European store sales accounted for approximately 39% and 4% of consolidated net sales, respectively, for the three months ended April 30, 2006, compared to 41% and 4%, respectively, for the comparable period in fiscal 2005.

We operated 81 Anthropologie stores as of April 30, 2006, all of which were located in the United States. During the three months ended April 30, 2006, we opened two new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 37% of consolidated net sales for the three months ended April 30, 2006 compared to 38% for the comparable period in fiscal 2005.

We operated six Free People stores as of April 30, 2006, all of which are located in the United States. We did not open any new stores during the three months ended April 30, 2006. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several fiscal years. Free People’s sales accounted for less than 1% of consolidated net sales for the three months ended April 30, 2006 and 2005.

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

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended April 30, 2006, we circulated approximately 5.9 million catalogs compared to 4.2 million catalogs during the same period in fiscal 2006. We believe that our catalogs have been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to increase circulation to approximately 21.7 million catalogs during fiscal 2007, compared to approximately 18.8 million catalogs circulated in fiscal 2006. We also intend to increase the level of catalog circulation over the next few years.

Anthropologie operates an Internet web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise. As with our catalog, we believe that the web site improves Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended April 30, 2006, we circulated approximately 3.4 million catalogs compared to approximately 2.3 million catalogs during the comparable period in fiscal 2006. We believe Urban Outfitters catalogs expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 10.9 million catalogs in fiscal 2007, compared to approximately 10.8 million catalogs circulated in fiscal 2006. We also intend to increase the level of catalog circulation over the next few years.

Urban Outfitters also operates a web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the store. As with the Urban Outfitters catalog, we believe the web site improves the reputation and recognition of the brand with its target customers as well as helps to support the strength of Urban Outfitters store operations.

We successfully launched the Free People web site in September 2004. The web site, www.freepeople.com, offers consumers the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Free People stores. During the three months ended April 30, 2005, we began circulating catalogs on a test basis and circulated approximately 850 thousand catalogs during the three months ended April 30, 2006. We plan to increase circulation to approximately 3.9 million catalogs in fiscal 2007, compared to approximately 1.8 million catalogs circulated in fiscal 2006. We also intend to increase the level of catalog circulation over the next few years.

Direct-to-consumer sales were approximately 12% of consolidated net sales for the three months ended April 30, 2006 and 2005.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Marshall Fields, Macy*s West, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 7% of consolidated net sales for the three months ended April 30, 2006 compared to 5% for the comparable period in fiscal 2006.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2- Summary of Significant Accounting Policies, to our consolidated financial statements for the fiscal year ended January 31, 2006, which are included in our Annual Report on Form 10-K filed with the SEC on April 12, 2006. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, additional sales returns would be recorded in the future. As of April 30, 2006, January 31, 2006 and April 30, 2005, reserves for estimated sales returns in-transit totaled $6.8 million, $6.4 million and $5.0 million, representing 3.2%, 3.1% and 3.3% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of April 30, 2006, January 31, 2006 and April 30, 2005 totaled $140.7 million, $140.4 million and $113.5, representing 17.6%, 18.2% and 19.3% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Our reserves related to adjusting the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2006, January 31, 2006 and April 30, 2005 totaled $335.3 million, $299.3 million and $203.2 million, respectively, representing 42.0%, 38.9% and 34.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of the Urban Outfitters, Anthropologie and Free People brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2006 and 2005, as well as for fiscal 2006, write downs of long-lived assets were immaterial.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2006, January 31, 2006 and April 30, 2005 totaled $27.8 million, $23.9 million and $16.7 million, respectively, representing 3.5%, 3.1% and 2.8% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of income.

We had valuation allowances of $3.3 million as of April 30, 2006 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood we will realize the deferred tax assets and adjusts the valuation allowances if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	64.2	57.8

Gross profit	35.8	42.2
Selling, general and administrative expenses	24.1	22.8

Income from operations	11.7	19.4
Other income, net	0.5	0.3

Income before income taxes	12.2	19.7
Income tax expense	4.7	7.8

Net income	7.5%	11.9%

Three Months Ended April 30, 2006 Compared To Three Months Ended April 30, 2005

Net sales for the first quarter of fiscal 2007 increased by 16.7% to $270.0 million from $231.3 million in the first quarter of fiscal 2006. The $38.7 million increase was primarily attributable to a $31.7 million, or 14.4% increase, in retail segment sales. Retail segment net sales for the first quarter of fiscal 2007 accounted for 93.5% of total net sales compared to 95.4% of net sales for the first quarter of fiscal 2006. Free People wholesale sales, excluding sales to our retail segment, increased $7.0 million, or 65.4%, to $17.7 million from $10.7 million during the first quarter of fiscal 2006. Free People wholesale sales account for 6.5% of total net sales for the first quarter of fiscal 2007 compared to 4.6% for the first quarter of fiscal 2006. The growth in our retail segment sales during the first quarter of fiscal 2007 was driven by a $32.4 million increase in non-comparable and new store net sales and an increase in direct to consumer net sales of $4.8 million, offset by a decrease in comparable store sales of $5.5 million. The overall decrease of 3.7% and 2.1% in comparable store net sales at Urban Outfitters and Anthropologie, respectively, more than offset a 13.8% increase at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 40 new stores that did not operate for the full comparable quarter. Comparable store net sales decreases for the first quarter of fiscal 2007 were primarily driven by a decrease in transactions, a slight decrease in average unit retail prices which offset a similar increase in units per transaction. Thus far during fiscal 2007, comparable store sales are below the same period in fiscal 2006. Direct-to-consumer net sales increased over the prior year primarily due to an increase in average order value, increased traffic to the web sites and an increase in our catalog circulation of approximately 3.5 million additional catalogs over the prior period. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with a slight increase in average unit selling price.

Gross profit for the first quarter of fiscal 2007 decreased to 35.8% of net sales, or $96.8 million, from $97.6 million or 42.2% of net sales in the same quarter of fiscal 2006. The decrease was primarily driven by a substantial increase in markdowns compared to the prior period in order to clear slow moving inventory coupled with the de-leveraging of store related occupancy expenses due to the decrease in comparable store sales. Total inventories at April 30, 2006 increased by 24.0% to $140.7 million from $113.5 million in the prior period. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 3.3% versus the first quarter of fiscal 2006. We anticipate making similar inventory investments in connection with new store openings in fiscal 2007.

Selling, general and administrative expenses during the first quarter of fiscal 2007 increased to 24.1% of net sales compared to 22.8% of net sales for the first quarter of fiscal 2006. The increase of selling, general and administrative expenses was primarily attributable to the de-leveraging of store related expenses as the result of the decrease in comparable store sales. Selling, general and administrative expenses in the first quarter of fiscal 2007 increased to $65.2 million from $52.8 million in the comparable quarter in fiscal 2006. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 11.7% of net sales or $31.6 million for the first quarter of fiscal 2007 compared to 19.4% of net sales or $44.8 million for the comparable quarter in fiscal 2006.

Our effective income tax rate decreased to 38.4% of income for the first quarter of fiscal 2007 from 39.8% of income for the first quarter of fiscal 2006. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $238.5 million as of April 30, 2006, as compared to $256.5 million as of January 31, 2006 and $223.4 million as of April 30, 2005. The decrease in cash of $21.8 million and $7.6 million for the three months ended April 30, 2006 and 2005, respectively, was mainly driven by net cash used in investing activities more than offsetting increases in net cash provided by operating activities. Our net working capital was $242.4 million at April 30, 2006 compared to $251.7 million at January 31, 2006 and $214.9 million at April 30, 2005. The increase in net working capital from April 30, 2005 is primarily due to the increase in our cash, cash equivalents, marketable securities and inventories to support our current growth. The decrease from January 31, 2006 is primarily due to our use of cash for capital projects, including the opening of new stores.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Store related capital expenditures, net of tenant improvement allowances included in deferred rent, for the quarters ended April 30, 2006 and 2005 were $24.8 million and $7.4 million, respectively, and were primarily used to expand and support our store base. During fiscal 2007, we plan to construct and open 35 to 38 new stores, renovate certain existing stores, increase our catalog circulation by 4 million, to approximately 36.1 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2007 to approximately $150 million, primarily to expand our store base and complete construction of our new home office campus. We believe that our new store, catalog and inventory investments generally have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities are necessary to adequately support our growth. We disbursed approximately $20.0 million on the Navy Yard home office improvements during the first quarter of fiscal 2007. Net expenditures on the project are expected to be $75 million to improve the property, net of potential incentive credits, most of which will be capitalized and depreciated based on the useful life of the improvements and fixtures. The initial project is expected to be completed by the end of fiscal 2007.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. No shares were repurchased during the first quarter of fiscal 2007, however, as of the date of this report, we had repurchased 30,000 shares at a cost of approximately $587 thousand.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2009.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. As of April 30, 2006, the credit limit under the Line is $42.5 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of April 30, 2006, we were in compliance with all covenants under the Line. As of and during the three months ended April 30, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $28.5 million as of April 30, 2006. The available borrowing, including the accordion feature, under the Line was $21.5 million as of April 30, 2006.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2006, we were not party to any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the our inventory turnover rate and our historical ability to pass through the impact of any generalized changes in our cost of goods to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchased substantially all of our merchandise in U.S. dollars, including a portion of the goods for our stores located in Canada and Europe.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of April 30, 2006, our cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc., a subsidiary of the Company, in the Superior Court of California for Orange County. The complaint alleged that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. On October 6, 2005, the Superior Court granted the plaintiff’s motion for class certification. The Company has denied any charges of wrongdoing or liability and agreed on May 12, 2006 to settle the suit to avoid further legal costs by paying an aggregate of up to $1,175,000, which amount, less fees and expenses of plaintiffs’ counsel and other costs, will be disbursed to the members of the class submitting claims based on their number of weeks of service to the Company. Any settlement amounts not claimed by the class members will be returned to the Company. The settlement was preliminarily approved by the Superior Court on May 25, 2006 and remains subject to final court approval and other conditions. The Company had recorded a contingency, related to this suit, in fiscal 2005. Any payment in excess of the accrual will not have a material impact on the Company’s consolidated financial statements.

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

The Company’s risk factors have remained unchanged since January 31, 2006. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the United States Securities and Exchange Commission on April 12, 2006, for a list of its risk factors.

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

Date: June 9, 2006

URBAN OUTFITTERS, INC.

By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
President

Date: June 9, 2006

URBAN OUTFITTERS, INC.

By:	/S/ JOHN E. KYEES
John E. Kyees
Chief Financial Officer