Form 10-Q
period 2006-07-31
URBAN OUTFITTERS INC
filed 2006-09-11
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-22754

Urban Outfitters, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

5000 South Broad Street, Philadelphia, PA	19112
(Address of Principal Executive Offices)	(Zip Code)

(215) 454-5500

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

Common stock, $0.0001 par value—165,329,817 shares outstanding on September 5, 2006.

PART I

FINANCIAL INFORMATION

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31, 2006	January 31, 2006	July 31, 2005
Assets
Current assets:
Cash and cash equivalents	$59,722	$49,912	$21,776
Marketable securities	92,809	141,883	143,262
Accounts receivable, net of allowance for doubtful accounts of $1,014, $445 and $689, respectively	22,299	14,324	19,195
Inventories	148,528	140,377	132,596
Prepaid expenses, deferred taxes and other current assets	37,419	38,687	29,097

Total current assets	360,777	385,183	345,926
Property and equipment, net	394,706	299,291	216,683
Marketable securities	60,195	64,748	62,113
Deferred income taxes and other assets	23,375	19,983	13,111

	$839,053	$769,205	$637,833

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,396	$41,291	$47,945
Accrued expenses, accrued compensation and other current liabilities	92,015	92,217	53,778

Total current liabilities	144,411	133,508	101,723
Deferred rent	79,800	74,817	58,805
Total liabilities	224,211	208,325	160,528

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 165,536,017, 164,831,477 and 164,304,042 shares issued and outstanding, respectively	17	16	16
Additional paid-in capital	140,816	134,146	123,444
Retained earnings	472,151	426,190	353,435
Accumulated other comprehensive income	1,858	528	410

Total shareholders’ equity	614,842	560,880	477,305

	$839,053	$769,205	$637,833

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net sales	$285,559	$253,392	$555,566	$484,717
Cost of sales, including certain buying, distribution and occupancy costs	180,807	148,556	354,046	282,264

Gross profit	104,752	104,836	201,520	202,453
Selling, general and administrative expenses	66,043	55,371	131,260	108,210

Income from operations	38,709	49,465	70,260	94,243
Other income, net	1,750	1,326	3,162	2,090

Income before income taxes	40,459	50,791	73,422	96,333
Income tax expense	14,797	20,190	27,461	38,292

Net income	$25,662	$30,601	$45,961	$58,041

Net income per common share:
Basic	$0.16	$0.19	$0.28	$0.36

Diluted	$0.15	$0.18	$0.27	$0.34

Weighted average common shares and common share equivalents outstanding:
Basic	164,994,329	163,613,606	164,787,024	163,294,410

Diluted	168,595,378	169,833,000	168,859,567	169,454,828

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Comprehensive Income		Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Quarter	Year to- Date	Number of Shares	Par Value
Balances at February 1, 2006			164,831,477	$16	$134,146	$426,190	$528	$560,880
Net Income	$25,662	$45,961	—	—	—	45,961	—	45,961
Foreign currency translation	517	1,396	—	—	—	—	1,396	1,396
Unrealized gain/(loss) on marketable securities, net of tax	92	(66)	—	—	—	—	(66)	(66)

Comprehensive income	$26,271	$47,291

Stock-based compensation				—	1,574	—	—	1,574
Stock retirement			(170,000)	—	(2,928)	—	—	(2,928)
Exercise of stock options			874,540	1	3,248	—	—	3,249
Tax effect of stock option exercises			—	—	4,776	—	—	4,776

Balances at July 31, 2006			165,536,017	$17	$140,816	$472,151	$1,858	$614,842

Balances at February 1, 2005			162,894,888	$16	$104,364	$295,394	$2,470	$402,244
Net income	$30,601	$58,041	—	—	—	58,041	—	58,041
Foreign currency translation	(2,369)	(2,076)	—	—	—	—	(2,076)	(2,076)
Unrealized gain/(loss) on marketable securities, net of tax	278	16	—	—	—	—	16	16

Comprehensive income	$28,510	$55,981

Stock-based compensation				—	572	—	—	572
Exercise of stock options			1,409,154		11,134			11,134
Tax effect of stock option exercises			—	—	7,374	—	—	7,374

Balances at July 31, 2005			164,304,042	$16	$123,444	$353,435	$410	$477,305

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$45,961	$58,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,034	18,571
Excess tax benefits from stock-based compensation	(4,685)	—
Stock-based compensation expense	1,574	572
Loss on disposition of property and equipment, net	297	—
Changes in assets and liabilities:
Increase in accounts receivable	(7,941)	(10,870)
Increase in inventories	(7,897)	(33,795)
Decrease (increase) in prepaid expenses and other assets	(2,018)	(4,995)
Increase in accounts payable, accrued expenses and other liabilities	7,278	9,321

Net cash provided by operating activities	57,603	36,845

Cash flows from investing activities:
Cash paid for property and equipment	(105,701)	(38,081)
Purchases of marketable securities	(75,643)	(291,964)
Sales and maturities of marketable securities	128,269	274,709

Net cash used in investing activities	(53,075)	(55,336)

Cash flows from financing activities:
Exercise of stock options	3,249	11,134
Excess tax benefits from stock-based compensation	4,685	—
Share repurchases	(2,928)	—

Net cash provided by financing activities	5,006	11,134

Effect of exchange rate changes on cash and cash equivalents	276	(598)

Increase (decrease) in cash and cash equivalents	9,810	(7,955)
Cash and cash equivalents at beginning of period	49,912	29,731

Cash and cash equivalents at end of period	$59,722	$21,776

Supplemental cash flow information:
Cash paid during period for:
Interest	$15	$25

Income taxes	$30,459	$47,090

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the United States Securities and Exchange Commission on April 12, 2006.

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the six months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Our fiscal year ends on January 31. All references in these notes to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2007 will end on January 31, 2007.

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

2.	Stockholders’ Equity

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

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the three and six months ended July 31, 2006, the Company repurchased and subsequently retired 170,000 common shares at a total cost of $2,928. The average cost per share was $17.22, including commissions.

3.	Recently Issued Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 addresses what type of government assessments should be included within the scope of EITF 06-3, and how such government assessments should be presented in the income statement. The EITF concluded that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition, the EITF also concluded that the presentation of taxes, within the scope of EITF 06-3, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies”. In

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The EITF observed that because EITF 06-3 requires only the presentation of additional disclosures, an entity would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt the disclosure requirements of EITF 06-3 effective February 1, 2007, however, since the Company presents its revenue net of sales tax on its Consolidated Statements of Income, no further disclosure under EITF 06-3 will be required.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 will require expanded disclosure with respect to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial statements and related disclosures.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Marketable Securities

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2006, January 31, 2006 and July 31, 2005 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2006
Municipal bonds:
Maturing in less than one year	$27,744	$—	$(165)	$27,579
Maturing after one year through four years	60,937	7	(749)	60,195

	88,681	7	(914)	87,774

Auction rate instruments:
Maturing in less than one year	65,230	—	—	65,230

	$153,911	$7	$(914)	$153,004

As of January 31, 2006
Municipal bonds:
Maturing in less than one year	$30,891	$12	$(95)	$30,808
Maturing after one year through four years	65,472	1	(725)	64,748

	96,363	13	(820)	95,556

Auction rate instruments:
Maturing in less than one year	111,075	—	—	111,075

	$207,438	$13	$(820)	$206,631

As of July 31, 2005
Municipal bonds:
Maturing in less than one year	$31,405	$2	$(170)	$31,237
Maturing after one year through four years	57,679	7	(566)	57,120

	89,084	9	(736)	88,357

Auction rate instruments:
Maturing in less than one year	112,024	1	—	112,025
Maturing after one year through two years	5,000	—	(7)	4,993

	117,024	1	(7)	117,018

	$206,108	$10	$(743)	$205,375

Proceeds from the sale of available-for-sale securities were $128,269 and $274,709 for the six months ended July 31, 2006 and 2005, respectively. For the six months ended July 31, 2006 and 2005, $8 and $22 of realized gains, respectively, were included in other income.

5.	Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase to $50,000 at the Company’s discretion, subject to a seven day request period. As of July 31, 2006, the credit limit under the line is

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$42,500. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of July 31, 2006, the Company was in compliance with all covenants under the Line. As of and during the six months ended July 31, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $30,467 as of July 31, 2006. The available borrowing under the Line, including the accordion feature, was $19,533 as of July 31, 2006.

6.	Stock Based Employee Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R requires all share-based payments, including grants of employee stock options and nonvested shares, to be recognized in the financial statements based on their fair values at date of grant. Under SFAS 123R, companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and to recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Effective February 1, 2006, the Company adopted SFAS 123R using the modified prospective method and as such, results for prior periods have not been restated. Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 31, 2006, are based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. The Company has used the Black-Scholes-Merton (“Black Scholes”) model to determine the grant date fair value of its share-based awards and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”) to amortize its stock-based compensation expense over the vesting term and has continued using these two methods under SFAS 123R. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the pro forma disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The effect of forfeitures on the pro forma expense amounts were recognized based on actual historical forfeitures. No compensation expense was historically recognized for the Company’s stock option plans because the quoted market price of the Company’s common shares at the date of grant was not in excess of the amount an employee must pay to acquire the common shares.

Stock Options

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 10,000,000 common shares, which can be granted as nonvested shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. However, options granted to non-employee directors generally vest over a period of one year and certain grants issued during fiscal 2006 and 2005 fully vested within six months after the date of grant. The Company’s 1997 Stock Option plan

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired on March 18, 2002. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options under the 1997 Plan generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of July 31, 2006, there were 856,750 and 630,800 common shares available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

Under the provisions of SFAS 123R, we recorded $592 and $1,002 of stock compensation related to stock option awards as well as related tax benefits of $146 and $224 in the Company’s Condensed Consolidated Statements of Income for the three and six months ended July 31, 2006, or less than $.01 for both basic and diluted earnings per share for each of these periods. The Company granted 80,000 stock option awards during the three and six months ended July 31, 2006. The estimated fair value of the options granted during prior years was calculated using a Black Scholes option pricing model. The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The table below outlines the weighted average assumptions for these award grants:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Expected life, in years	6.80	6.50	6.80	6.50
Risk-free interest rate	5.00%	3.75%	5.00%	3.78%
Volatility	55.10%	60.45%	55.10%	60.57%
Expected dividend yield	—	—	—	—

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 2% for its unvested options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

No compensation expense related to stock option grants has been recorded in the Condensed Consolidated Statements of Income for the three and six months ended July 31, 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R requires the Company to present pro-forma information for the comparative period prior to the adoption as if it had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended July 31, 2005.

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net income—as reported	$30,601	$58,041
Add: Stock based employee compensation expense included in the determination of net income as reported, net of related tax effect	176	345
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(1,769)	(3,676)

Net income—pro forma	$29,008	$54,710

Net income per common share—basic—as reported	$0.19	$0.36

Net income per common share—basic—pro forma	$0.18	$0.34

Net income per common share—diluted—as reported	$0.18	$0.34

Net income per common share—diluted—pro forma	$0.17	$0.32

Total compensation cost of stock options granted but not yet vested, as of July 31, 2006, was $2,485, which is expected to be recognized over the weighted average period of 0.8 years.

The following tables summarize activity under all stock option plans for the respective periods:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share data)	2006	2005	2006	2005
Weighted-average fair value of options granted per share	$11.75	$17.28	$11.75	$16.98
Intrinsic value of options exercised	$8,511	$11,176	$13,593	$23,113
Cash received from option exercises	$1,841	$4,539	$3,249	$11,134
Actual tax benefit realized for tax deductions from option exercises	$2,968	$4,442	$4,776	$7,374

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at January 31, 2006	15,022,161	$14.76
Options granted	80,000	$19.77
Options exercised	(874,540)	$3.72
Options forfeited	(67,600)	$3.82
Options expired	(146,500)	$23.63

Balance at July 31, 2006	14,013,521	$15.35	7.5	$66,169

Exercisable, July 31, 2006	11,936,640	$17.13	7.9	$45,978

(1)	The aggregate intrinsic value in this table was calculated based upon the closing price of the Company’s common shares on July 31, 2006, which was $14.62, and the exercise price of the underlying options, provided the closing price exceeded the exercise price.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Shares

The Company may make nonvested shares awards to employees, non-employee directors and consultants. A nonvested shares award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment combined with the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766. Stock based compensation resulting from this grant of $291 and $572 with related tax benefits of $122 and $238 are included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2006. Stock based compensation expense for the three and six months ended July 31, 2005 was $291 and $572 with related tax benefits of $115 and $227, respectively, and is also included in the accompanying Condensed Consolidated Statements of Income. As of July 31, 2006, this is the only grant of nonvested shares. Total unrecognized compensation cost of nonvested shares granted, as of July 31, 2006, was $ 3,333, which is expected to be recognized over the weighted average period of 2.9 years.

Nonvested shares activity under the Plan during the six months ended July 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 31, 2006, nonvested	400,000	$14.42
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at July 31, 2006, nonvested	400,000	$14.42

7.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Basic weighted average shares outstanding	164,994,329	163,613,606	164,787,024	163,294,410
Effect of dilutive options	3,601,049	6,219,394	4,072,543	6,160,418

Diluted weighted average shares outstanding	168,595,378	169,833,000	168,859,567	169,454,828

For the three months ended July 31, 2006 and 2005, options to purchase 4,813,250 common shares with an exercise price range of $15.48 to $31.11 and options to purchase 180,000 common shares with an exercise price of $29.77, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 4,735,500 and 470,000 common shares were outstanding for the six months ended July 31, 2006 and 2005, respectively, but were not included in the Company’s computation, because their effect would have been anti-dilutive. The price of the options range from $15.48 to $31.11 and $23.55 to $29.77 for the six months ended July 31, 2006 and 2005, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Commitments and Contingencies

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc., a subsidiary of the Company, in the Superior Court of California for Orange County. The complaint alleges that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. On October 6, 2005, the Superior Court granted the plaintiff’s motion for class certification. Although the Company has denied any charges of wrongdoing or liability, it agreed on May 12, 2006 to settle the suit by paying an aggregate of up to $1,175, which amount, less fees and expenses of plaintiffs’ counsel and other costs, will be disbursed to the members of the class submitting claims based on their number of weeks of service to the Company. Any settlement amounts not claimed by the class members will be returned to the Company. The Superior Court provided final approval of the settlement on August 17, 2006. The Company had recorded a settlement accrual, related to this suit, in fiscal 2005, and as a result, any payment in excess of the accrual will not have a material impact on the Company’s consolidated financial statements.

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

9.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise operating through 188 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and through three catalogs and three web sites as of July 31, 2006. Net sales from the retail segment accounted for more than 93% of total consolidated net sales for the six months ended July 31, 2006 and 2005. The remainder is derived from the Company’s wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,500 better specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net sales
Retail operations	$266,714	$241,870	$519,052	$462,515
Wholesale operations	20,415	12,531	39,210	23,669
Intersegment elimination	(1,570)	(1,009)	(2,696)	(1,467)

Total net sales	$285,559	$253,392	$555,566	$484,717

Income from operations
Retail operations	$36,919	$49,616	$67,346	$94,162
Wholesale operations	4,803	2,430	9,303	5,433
Intersegment elimination	(507)	(182)	(801)	(261)

Total segment operating income	41,215	51,864	75,848	99,334
General corporate expenses	(2,506)	(2,399)	(5,588)	(5,091)

Total income from operations	$38,709	$49,465	$70,260	$94,243

		July 31, 2006	January 31, 2006	July 31, 2005
Inventories
Retail operations		$137,889	$131,704	$124,619
Wholesale operations		10,639	8,673	7,977

Total inventories		$148,528	$140,377	$132,596

Property and equipment, net
Retail operations		$392,859	$297,509	$215,583
Wholesale operations		1,847	1,782	1,100

Total property and equipment, net		$394,706	$299,291	$216,683

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net sales
Domestic operations	$266,411	$239,064	$521,128	$458,155
Foreign operations	19,148	14,328	34,438	26,562

Total net sales	$285,559	$253,392	$555,566	$484,717

		July 31, 2006	January 31, 2006	July 31, 2005
Property and equipment, net
Domestic operations		$362,606	$273,745	$197,681
Foreign operations		32,100	25,546	19,002

Total property and equipment, net		$394,706	$299,291	$216,683

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

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People Wholesale division which designs, develops and markets young women’s contemporary casual apparel.

A store is included in comparable store net sales data, as presented in this discussion, if it opened twelve or more months prior to the beginning of the periods presented in the accompanying Condensed Consolidated Statements of Income, unless it was materially expanded, remodeled or was not otherwise consistently operating at its full capacity within the current or comparable period. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and internet sales, are also considered non-comparable.

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

Retail Stores

As of July 31, 2006, we operated 98 Urban Outfitters stores of which 88 were located in the United States, three in Canada, and seven in Europe. During the six months ended July 31, 2006, we opened eight new Urban Outfitters stores, all of which are located within the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters North American and European store sales accounted for approximately 39% and 5% of consolidated net sales, respectively, for the six months ended July 31, 2006, compared to 43% and 4%, respectively, for the comparable period in fiscal 2006.

We operated 83 Anthropologie stores as of July 31, 2006, all of which were located in the United States. During the six months ended July 31, 2006, we opened four new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 37% of consolidated net sales for the six months ended July 31, 2006 and 2005.

We operated seven Free People stores as of July 31, 2006, all of which are located in the United States. During the six months ended July 31, 2006, we opened one new store. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s sales accounted for less than 1% of consolidated net sales for the six months ended July 31, 2006 and 2005.

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

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended July 31, 2006, we circulated approximately 4.4 million catalogs compared to 3.5 million catalogs during the same period in fiscal 2006. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to expand circulation to approximately 21.7 million catalogs during fiscal 2007.

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

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended July 31, 2006, we circulated approximately 1.7 million catalogs compared to approximately 1.8 million catalogs during the comparable period in fiscal 2006. We believe Urban Outfitters catalogs expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 11.4 million catalogs in fiscal 2007.

Urban Outfitters also operates a web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers as well as helps to support the strength of Urban Outfitters store operations.

We successfully launched the Free People web site in September 2004. The web site, www.freepeople.com, offers consumers the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Free People stores. During the three months ended July 31, 2006, we did not circulate any catalogs. During the same period in fiscal 2006, we circulated 250 thousand catalogs on a test basis. We plan to expand circulation to approximately 2.9 million catalogs in fiscal 2007.

Direct-to-consumer sales for all brands were approximately 12% of consolidated net sales for the six months ended July 31, 2006 and 2005.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Nordstrom, Macy*s, Parisian, Lord & Taylor, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 7% of consolidated net sales for the six months ended July 31, 2006 compared to 4% for the comparable period in fiscal 2006.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, to our consolidated financial statements for the fiscal year ended January 31, 2006, which are included in our Annual Report on Form 10-K filed with the SEC on April 12, 2006. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Customers pay for merchandise at our stores, and through our direct-to-consumer business, using cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable is negligible and mainly results from returned checks or unauthorized credit card charges. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, additional sales returns would be recorded in the future. As of July 31, 2006, January 31, 2006 and July 31, 2005, reserves for estimated sales returns in-transit totaled $6.2 million, $6.4 million and $4.8 million, representing 2.8%, 3.1% and 3.0% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of July 31, 2006, January 31, 2006 and July 31, 2005 totaled $148.5 million, $140.4 million and $132.6, representing 17.7%, 18.2% and 20.8% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Our reserves related to adjusting the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2006, January 31, 2006 and July 31, 2005 totaled $394.7 million, $299.3 million and $216.7 million, respectively, representing 47.0%, 38.9% and 34.0% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three and six months ended July 31, 2006 and 2005, as well as for fiscal 2006, write downs of long-lived assets were not material.

We have only closed three store locations in our history, which in all cases took place at the expiration of these leases and renewal terms. We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2006, January 31, 2006 and July 31, 2005 totaled $27.5 million, $23.9 million and $17.6 million, respectively, representing 3.3%, 3.1% and

2.8% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statement of Income.

We had valuation allowances of $1.9 million as of July 31, 2006 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood we will realize the deferred tax assets and adjusts the valuation allowances if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	63.3	58.6	63.7	58.2

Gross profit	36.7	41.4	36.3	41.8
Selling, general and administrative expenses	23.1	21.9	23.6	22.3

Income from operations	13.6	19.5	12.7	19.5
Other income, net	0.6	0.5	0.5	0.4

Income before income taxes	14.2	20.0	13.2	19.9
Income tax expense	5.2	8.0	4.9	7.9

Net income	9.0%	12.0%	8.3%	12.0%

Three Months Ended July 31, 2006 Compared To Three Months Ended July 31, 2005

Net sales for the second quarter of fiscal 2007 increased by 12.7% to $285.6 million from $253.4 million in the second quarter of fiscal 2006. The $32.2 million increase was primarily attributable to a $24.9 million increase, or 10.3%, in retail segment sales. Retail segment net sales for the second quarter of fiscal 2007 accounted for 93.4% of total net sales compared to 95.5% of net sales for the second quarter of fiscal 2006. Free People wholesale sales, excluding sales to our retail segment, increased $7.3 million, or 63.6%, to $18.8 million from $11.5 million during the second quarter of fiscal 2006. Free People wholesale sales account for 6.6% of total net sales for the second quarter of fiscal 2007 compared to 4.5% for the second quarter of fiscal 2006. The growth in our retail segment sales during the second quarter of fiscal 2007 was driven by a $36.2 million increase in new and non-comparable store net sales and an increase in direct to consumer net sales of $3.2 million, that more than offset a decrease in comparable store sales of $14.6 million, or (7.0%). The decrease of 10.9% and 2.0% in comparable store net sales at Urban Outfitters and Anthropologie, respectively, more than offset an 8.4% increase at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 44 new or existing stores that were not in use for the full comparable quarter last fiscal year. Comparable store net sales decreases for the second quarter of fiscal 2007 were primarily driven by a decrease in transactions and a slight decrease in average unit retail prices that offset a similar increase in units per transaction. Thus far during the third quarter of fiscal 2007, comparable store sales are below the same period in fiscal 2006. Direct-to-consumer net sales increased over the prior year primarily due to an increase in average order value, increased traffic to the web sites and an increase in our catalog circulation of approximately 300 thousand additional catalogs over the prior period. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with an increase in average unit selling price.

Gross profit, as a rate, for the second quarter of fiscal 2007 decreased to 36.7% of net sales, or $104.8 million, from 41.4% of net sales during the same period in fiscal 2006. The decrease was primarily driven by de-leveraging of store related occupancy expenses due to the decrease in comparable store sales coupled with an increase in markdowns to clear slow moving inventory. Total inventories at July 31, 2006 increased by 12.0% to $148.5 million from $132.6 million in the prior period. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories decreased by 5.9% versus the second quarter of fiscal 2006.

Selling, general and administrative expenses during the second quarter of fiscal 2007 increased to 23.1% of net sales compared to 21.9% of net sales for the second quarter of fiscal 2006. The increase of selling, general and administrative expenses was primarily attributable to the de-leveraging of store-related expenses as the result of the decrease in comparable store sales. Selling, general and administrative expenses in the second quarter of fiscal 2007 increased to $66.0 million from $55.4 million in the comparable quarter in fiscal 2006. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 13.6% of net sales or $38.7 million for the second quarter of fiscal 2007 compared to 19.5% of net sales or $49.5 million for the comparable quarter in fiscal 2006.

Our effective income tax rate decreased to 36.6% of income for the second quarter of fiscal 2007 from 39.8% of income for the second quarter of fiscal 2006. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Six Months Ended July 31, 2006 Compared To Six Months Ended July 31, 2005

Net sales for the six months ended July 31, 2006 increased by 14.6% to $555.6 million from $484.7 million in the comparable period of fiscal 2006. The $70.9 million increase was primarily attributable to a $56.5 million, or 12.2% increase, in retail segment net sales. Retail segment net sales for the six months ended July 31, 2006 accounted for 93.4% of total net sales compared to 95.4% of net sales for the comparable period of fiscal 2006. Free People wholesale sales, excluding sales to our retail segment, increased $14.3 million, or 64.5%, to $36.5 million compared to $22.2 million during the six months ended July 31, 2005. Free People wholesale sales account for 6.6% of total net sales compared to 4.6% for the comparable period of fiscal 2006. The growth in our retail segment sales was driven by a $67.3 million increase in non-comparable and new store net sales and an increase in direct to consumer net sales of $8.0 million, offset by a decrease in comparable store sales of $18.8 million. The decrease of 7.5% and 2.0% in comparable store net sales at Urban Outfitters and Anthropologie, respectively, offset by an 11.3% increase at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 49 new or existing stores that were not in use for the full comparable period last fiscal year. Comparable store net sales decreases for the six months ended July 31, 2006 were primarily driven by a decrease in transactions, a decrease in average unit retail prices that more than offset an increase in units per transaction. Direct-to-consumer net sales increased over the prior year primarily due to an increase in average order value, increased traffic to the web sites and an increase in our catalog circulation of approximately 3.8 million additional catalogs over the prior period. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with a slight increase in average unit selling price.

Gross profit for the six months ended July 31, 2006, decreased to 36.3% of net sales, or $201.5 million, from 41.8% of net sales, or $202.5 during the same period in fiscal 2006. The decrease was primarily driven by a substantial increase in markdowns compared to the prior period in order to clear slow moving inventory coupled with the de-leveraging of store related occupancy expenses due to the decrease in comparable store sales.

Selling, general and administrative expenses during the six months ended July 31, 2006, increased to 23.6% of net sales compared to 22.3% of net sales for the comparable period of fiscal 2006. The increase of selling, general and administrative expenses was primarily attributable to the de-leveraging of store-related expenses as the result of the decrease in comparable store sales. Selling, general and administrative expenses during the period increased to $131.3 million from $108.2 million in the comparable period of fiscal 2006. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 12.7% of net sales or $70.3 million for the six months ended July 31, 2006, compared to 19.5% of net sales or $94.2 million for the comparable period of fiscal 2006.

Our effective income tax rate decreased to 37.4% of income for the six months ended July 31, 2006 from 39.8% of income for the comparable period of fiscal 2006. This decrease was primarily attributable to a lower effective state income tax rate due to a change in the weight of sales, property and income apportioned to lower tax jurisdictions.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $212.7 million as of July 31, 2006, as compared to $256.5 million as of January 31, 2006 and $227.2 million as of July 31, 2005. Cash provided by operating activities increased by $20.8 million for the six months ended July 31, 2006 versus the comparable period last fiscal year as reductions in comparable store inventory levels reduced overall inventory levels and more than offset a $12.0 million decrease in net income for the period. Cash used in investing activities decreased by $2.3 million as sales and maturities of marketable securities were primarily re-invested in capital expenditures, including new store expansion and construction of the Company’s new home office facilities. Cash provided by financing activities decreased due to a reduction in the exercise of employee stock options and the activation of the Company’s stock repurchase program. Our net working capital was $216.4 million at July 31, 2006 compared to $251.7 million at January 31, 2006 and $244.2 million at July 31, 2005. This decrease in net working capital is primarily attributable to an increase in the weight of construction related liabilities related to new stores and the Company’s home office facilities relative to total assets as a whole.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Store related capital expenditures, net of tenant improvement allowances included in deferred rent, for the six months ended July 31, 2006 and 2005 were $51.8 million and $21.7 million, respectively, and were primarily used to expand and support our store base. During fiscal 2007, we plan to construct and open 35 to 38 new stores, renovate certain existing stores, increase our catalog circulation by 4.0 million, to approximately 36.0 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2007 to approximately $150 million, primarily to expand our store base and finalize construction of the initial phase of our new home office campus. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year. Improvements to our home office and distribution facilities are necessary to adequately support our growth. We disbursed approximately $53.2 million for Navy Yard home office improvements during the six months of fiscal 2007. Net expenditures on the project are expected to be $75 million to improve the property, net of anticipated incentive credits, most of which will be capitalized and depreciated based on the useful life of the improvements and fixtures. The initial project is expected to be substantially complete by the end of the third quarter of fiscal 2007.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the three and six months ended July 31, 2006, we repurchased and subsequently retired 170,000 shares at a cost of $2.9 million.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2009.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. As of July 31, 2006, the credit limit under the Line is $42.5 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of July 31, 2006, we were in compliance with all covenants under the Line. As of and during the six months ended July 31, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $30.5 million as of July 31, 2006. The available borrowing, including the accordion feature, under the Line was $19.5 million as of July 31, 2006.

Off-Balance Sheet Arrangements

As of and for the three months ended July 31, 2006, we were not party to any material off-balance sheet arrangements, other than our operating leases.

Other Matters

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 addresses what type of government assessments should be included within the scope of EITF 06-3, and how such government assessments should be presented in the income statement. The EITF concluded that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition, the EITF also concluded that the presentation of taxes, within the scope of EITF 06-3, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies”. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The EITF observed that because EITF 06-3 requires only the presentation of additional disclosures, an entity would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. We will adopt the disclosure requirements of EITF 06-3 effective February 1, 2007, however, since we present our revenue net of sales tax on our Consolidated Statements of Income, no further disclosure under EITF 06-3 will be required.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 will require expanded disclosure with respect to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turnover rate and historical ability to pass through the impact of any generalized changes in our cost of goods to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchased the majority of our merchandise in U.S. dollars.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of July 31, 2006, our cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 26, 2004, an employee filed an employment related suit seeking class action status, unspecified monetary damages and equitable relief against Anthropologie, Inc., a subsidiary of the Company, in the Superior Court of California for Orange County. The complaint alleges that, under California law, the plaintiff and certain other employees were misclassified as employees exempt from overtime and seeks recovery of unpaid wages, penalties and damages. On October 6, 2005, the Superior Court granted the plaintiff’s motion for class certification. Although the Company has denied any charges of wrongdoing or liability, it agreed on May 12, 2006 to settle the suit by paying an aggregate of up to $1,175,000, which amount, less fees and expenses of plaintiffs’ counsel and other costs, will be disbursed to the members of the class submitting claims based on their number of weeks of service to the Company. Any settlement amounts not claimed by the class members will be returned to the Company. The Superior Court provided final approval of the settlement on August 17, 2006. The Company had recorded a settlement accrual, related to this suit, in fiscal 2005, and as a result, any payment in excess of the accrual will not have a material impact on the Company’s consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A Summary of the repurchase activity under the Company’s current stock repurchase program, for the quarter ended July 31, 2006 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
Month Ended May 31, 2006	15,000	$20.32	15,000	7,985,000
Month Ended June 30, 2006	65,000	$17.71	65,000	7,920,000
Month Ended July 31, 2006	90,000	$16.36	90,000	7,830,000

[1]	On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 8,000,000 common shares based upon prevailing market conditions.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 23, 2006. The following items reflect the matters that were voted upon and the results of each vote.

The following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

Name	For	Withheld
Richard A. Hayne	129,272,416	24,514,758
Scott A. Belair	145,611,249	8,175,925
Harry S. Cherken, Jr.	118,245,472	35,541,702
Joel S. Lawson III	142,456,919	11,330,255
Glen T. Senk	127,740,437	26,046,737
Robert H. Strouse	140,651,152	13,136,022

Item 6. Exhibits

(a)	Exhibits

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2		Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3		Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2	**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 2006

URBAN OUTFITTERS, INC.

By:	/S/ RICHARD A. HAYNE
Richard A. Hayne President

Date: September 11, 2006

URBAN OUTFITTERS, INC.

By:	/S/ JOHN E. KYEES
John E. Kyees Chief Financial Officer