Form 10-Q
period 2006-10-31
URBAN OUTFITTERS INC
filed 2006-12-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2006

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

Common stock, $0.0001 par value—164,689,887 shares outstanding on December 4, 2006.

PART I

FINANCIAL INFORMATION

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31, 2006	January 31, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$30,544	$49,912	$20,067
Marketable securities	96,048	141,883	136,273
Accounts receivable, net of allowance for doubtful accounts of $1,238, $445 and $855, respectively	19,553	14,324	18,509
Inventories	179,592	140,377	170,232
Prepaid expenses, deferred taxes and other current assets	33,197	38,687	27,170

Total current assets	358,934	385,183	372,251
Property and equipment, net	426,430	299,291	255,091
Marketable securities	58,636	64,748	65,946
Deferred income taxes and other assets	21,204	19,983	17,165

	$865,204	$769,205	$710,453

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$61,988	$41,291	$53,299
Accrued expenses, accrued compensation and other current liabilities	88,015	92,217	74,409

Total current liabilities	150,003	133,508	127,708
Deferred rent	80,626	74,817	66,392

Total liabilities	230,629	208,325	194,100

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 164,663,037, 164,831,477 and 164,434,327 shares issued and outstanding, respectively	17	16	16
Additional paid-in capital	124,970	134,146	125,126
Retained earnings	506,665	426,190	390,597
Accumulated other comprehensive income	2,923	528	614

Total shareholders’ equity	634,575	560,880	516,353

	$865,204	$769,205	$710,453

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales	$308,355	$288,801	$863,921	$773,518
Cost of sales, including certain buying, distribution and occupancy costs	190,407	168,550	544,453	450,814

Gross profit	117,948	120,251	319,468	322,704
Selling, general and administrative expenses	72,484	59,592	203,744	167,802

Income from operations	45,464	60,659	115,724	154,902
Other income, net	1,365	1,021	4,527	3,111

Income before income taxes	46,829	61,680	120,251	158,013
Income tax expense	12,315	24,518	39,776	62,810

Net income	$34,514	$37,162	$80,475	$95,203

Net income per common share:
Basic	$0.21	$0.23	$0.49	$0.58

Diluted	$0.21	$0.22	$0.48	$0.56

Weighted average common shares and common share equivalents outstanding:
Basic	164,707,980	163,953,135	164,760,387	163,698,505

Diluted	168,306,967	170,328,859	168,675,078	169,934,178

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Comprehensive Income		Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Quarter	Year to- Date	Number of Shares	Par Value
Balances at February 1, 2006			164,831,477	$16	$134,146	$426,190	$528	$560,880
Net Income	$34,514	$80,475	—	—	—	80,475	—	80,475
Foreign currency translation	774	2,170	—	—	—	—	2,170	2,170
Unrealized gain on marketable securities, net of tax	291	225	—	—	—	—	225	225

Comprehensive income	$35,579	$82,870

Stock-based compensation				—	2,515	—	—	2,515
Stock retirement			(1,220,000)	—	(20,801)	—	—	(20,801)
Exercise of stock options			1,051,560	1	4,430	—	—	4,431
Tax effect of stock option exercises			—	—	4,680	—	—	4,680

Balances at October 31, 2006			164,663,037	$17	$124,970	$506,665	$2,923	$634,575

Balances at February 1, 2005			162,894,888	$16	$104,364	$295,394	$2,470	$402,244
Net income	$37,162	$95,203	—	—	—	95,203	—	95,203
Foreign currency translation	326	(1,750)	—	—	—	—	(1,750)	(1,750)
Unrealized loss on marketable securities, net of tax	(122)	(106)	—	—	—	—	(106)	(106)

Comprehensive income	$37,366	$93,347

Stock-based compensation				—	862	—	—	862
Exercise of stock options			1,539,439		11,937			11,937
Tax effect of stock option exercises			—	—	7,963	—	—	7,963

Balances at October 31, 2005			164,434,327	$16	$125,126	$390,597	$614	$516,353

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$80,475	$95,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,239	28,483
Excess tax benefits from stock-based compensation	(4,680)	—
Stock-based compensation expense	2,515	862
Loss (gain) on disposition of property and equipment, net	1,236	(1,562)
Changes in assets and liabilities:
Increase in accounts receivable	(5,178)	(10,187)
Increase in inventories	(38,694)	(71,546)
Decrease (increase) in prepaid expenses and other assets	4,720	(7,628)
Increase in accounts payable, accrued expenses and other liabilities	30,685	34,076

Net cash provided by operating activities	110,318	67,701

Cash flows from investing activities:
Cash paid for property and equipment	(168,243)	(78,093)
Proceeds from disposition of building	—	3,769
Purchases of marketable securities	(114,913)	(396,716)
Sales and maturities of marketable securities	165,724	381,854

Net cash used in investing activities	(117,432)	(89,186)

Cash flows from financing activities:
Exercise of stock options	4,431	11,937
Excess tax benefits from stock-based compensation	4,680	—
Share repurchases	(20,801)	—

Net cash (used in) provided by financing activities	(11,690)	11,937

Effect of exchange rate changes on cash and cash equivalents	(564)	(116)

Decrease in cash and cash equivalents	(19,368)	(9,664)
Cash and cash equivalents at beginning of period	49,912	29,731

Cash and cash equivalents at end of period	$30,544	$20,067

Supplemental cash flow information: Cash paid during period for:
Interest	$105	$31

Income taxes	$44,618	$59,791

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

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the nine months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Our fiscal year ends on January 31. All references in these notes to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2007 will end on January 31, 2007.

2.	Shareholders’ Equity

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. As of the nine months ended October 31, 2006, the Company repurchased and subsequently retired 1,220,000 common shares at a total cost of $20,801. The average cost per share was $17.05, including broker commissions.

3.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS No. 157 could have on its consolidated financial statements.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact SAB 108 could have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 addresses what type of government assessments should be included within the scope of EITF 06-3, and how such government assessments should be presented in the income statement. The EITF

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concluded that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition the EITF also concluded that the presentation of taxes, within the scope of EITF 06-3, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies”. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The EITF observed that because EITF 06-3 requires only the presentation of additional disclosures, an entity would not be required to re-evaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt the disclosure requirements of EITF 06-3 effective February 1, 2007, however, since the Company presents its revenue on a net basis, no further disclosure under EITF 06-3 will be required.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 will require expanded disclosure with respect to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its consolidated financial statements and related disclosures.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Marketable Securities

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2006, January 31, 2006 and October 31, 2005 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2006
Municipal bonds:
Maturing in less than one year	$34,179	$3	$(159)	$34,023
Maturing after one year through four years	58,939	67	(370)	58,636

	93,118	70	(529)	92,659

Auction rate instruments:
Maturing in less than one year	62,025	—	—	62,025

	$155,143	$70	$(529)	$154,684

As of January 31, 2006
Municipal bonds:
Maturing in less than one year	$30,891	$12	$(95)	$30,808
Maturing after one year through four years	65,472	1	(725)	64,748

	96,363	13	(820)	95,556

Auction rate instruments:
Maturing in less than one year	111,075	—	—	111,075

	$207,438	$13	$(820)	$206,631

As of October 31, 2005
Municipal bonds:
Maturing in less than one year	$29,589	$5	$(146)	$29,448
Maturing after one year through four years	66,729	—	(783)	65,946

	96,318	5	(929)	95,394

Auction rate instruments:
Maturing in less than one year	106,825	—	—	106,825

	$203,143	$5	$(929)	$202,219

Proceeds and maturities from the sale of available-for-sale securities were $165,724 and $381,854 for the nine months ended October 31, 2006 and 2005, respectively. For the nine months ended October 31, 2006 and 2005, $8 of realized losses and $32 of realized gains, respectively, were included in other income.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase to $50,000 at the Company’s discretion, subject to a seven day request period. As of October 31, 2006, the credit limit under the line is $42,500. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of October 31, 2006, the Company was in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $27,551 as of October 31, 2006. The available borrowing under the Line, including the accordion feature, was $22,449 as of October 31, 2006.

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

Effective February 1, 2006, the Company adopted SFAS 123R using the modified prospective method and as such, results for prior periods have not been restated. Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 31, 2006, are based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. The Company has used the Black-Scholes-Merton (“Black Scholes”) model to determine the grant date fair value of its share-based awards and FASB Interpretation No. 28 (“FIN 28”) to amortize its stock-based compensation expense over the vesting term and has continued using these two methods under SFAS 123R. Compensation expense is recognized based on grant date fair value only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the pro forma disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.” The effect of forfeitures on the pro forma expense amounts were recognized based on actual historical forfeitures. No compensation expense was historically recognized for the Company’s stock option plans because the quoted market price of the Company’s common shares at the date of grant was not in excess of the amount an employee must pay to acquire the common shares.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 10,000,000 common shares, which can be granted as nonvested shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. However, options granted to non-employee directors generally vest over a period of one year and certain grants issued during fiscal 2006 and 2005 fully vested within six months after the date of grant. The Company’s 1997 Stock Option plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended March 18, 2002. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options under the 1997 Plan generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of October 31, 2006, there were 848,750 and 639,200 common shares available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

Under the provisions of SFAS 123R, we recorded $651 and $1,653 of stock compensation related to stock option awards as well as related tax benefits of $117 and $341 in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2006, or less than $.01 for both basic and diluted earnings per share for each of these periods. During the three and nines months ended October 31, 2006, the Company granted 10,000 and 90,000 stock option awards, respectively. The estimated fair value of the options granted during prior years was calculated using a Black Scholes option pricing model. The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The table below outlines the weighted average assumptions for these award grants:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Expected life, in years	6.80	6.50	6.80	6.50
Risk-free interest rate	4.50%	4.13%	4.94%	3.84%
Volatility	57.65%	60.33%	55.38%	60.53%
Expected dividend yield	—	—	—	—

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 2% for its unvested options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

No compensation expense related to stock option grants has been recorded in the Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R requires the Company to present pro-forma information for the comparative period prior to the adoption as if it had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended October 31, 2005.

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net income—as reported	$37,162	$95,203
Add: Stock based employee compensation expense included in the determination of net income as reported, net of related tax effects	175	520
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all grants, net of related tax effects	(2,871)	(6,547)

Net income—pro forma	$34,466	$89,176

Net income per common share—basic—as reported	$0.23	$0.58

Net income per common share—basic—pro forma	$0.21	$0.54

Net income per common share—diluted—as reported	$0.22	$0.56

Net income per common share—diluted—pro forma	$0.20	$0.53

Total compensation cost of stock options granted but not yet vested, as of October 31, 2006, was $1,948, which is expected to be recognized over the weighted average period of 1.03 years.

The following tables summarize activity under all stock option plans for the respective periods:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Weighted-average fair value of options granted per share	$11.20	$17.30	$11.69	$17.03
Intrinsic value of options exercised	$1,615	$2,342	$15,208	$25,455
Cash received from option exercises	$1,182	$791	$4,431	$11,925
Actual tax benefit realized for tax deductions from option exercises	$(308)	$589	$4,468	$7,963

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at January 31, 2006	15,022,161	$14.76
Options granted	90,000	$19.71
Options exercised	(1,051,560)	$4.35
Options forfeited	(59,600)	$3.83
Options expired	(193,400)	$23.93

Balance at October 31, 2006	13,807,601	$15.42	7.2	$90,475

Exercisable, October 31, 2006	11,840,321	$17.10	7.9	$66,273

(1)	The aggregate intrinsic value in this table was calculated based upon the closing price of the Company’s common shares on October 31, 2006, which was $17.50, and the exercise price of the underlying options, provided the closing price exceeded the exercise price.

Nonvested Shares

The Company may make nonvested shares awards to employees, non-employee directors and consultants. A nonvested shares award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment combined with the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766. Stock based compensation resulting from this grant of $291 and $863 with related tax benefits of $111 and $349 are included in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2006. Stock based compensation expense for the three and nine months ended October 31, 2005 was $291 and $863 with related tax benefits of $116 and $343, respectively, and is also included in the accompanying Condensed Consolidated Statements of Income. As of October 31, 2006, this is the only grant of nonvested shares. Total unrecognized compensation cost of nonvested shares granted, as of October 31, 2006, was $ 3,042, which is expected to be recognized over the weighted average period of 2.6 years.

Nonvested shares activity under the Plan during the nine months ended October 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 31, 2006, nonvested	400,000	$14.42
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at October 31, 2006, nonvested	400,000	$14.42

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Basic weighted average shares outstanding	164,707,980	163,953,135	164,760,387	163,698,505
Effect of dilutive options	3,598,987	6,375,724	3,914,691	6,235,673

Diluted weighted average shares outstanding	168,306,967	170,328,859	168,675,078	169,934,178

For the three months ended October 31, 2006 and 2005, options to purchase 4,853,250 common shares with an exercise price range of $15.48 to $31.11 and options to purchase 180,000 common shares with an exercise price of $29.77, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 4,774,750 and 650,000 common shares were outstanding for the nine months ended October 31, 2006 and 2005, respectively, but were not included in the Company’s computation, because their effect would have been anti-dilutive. The price of the options range from $15.48 to $31.11 and $23.55 to $29.77 for the nine months ended October 31, 2006 and 2005, respectively.

8.	Commitments and Contingencies

The Company is party to various other legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

9.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale”. The Company’s Retail segment consists of the aggregation of its three brands operating through 197 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and includes their direct marketing campaigns which consist of three catalogs and four web sites as of October 31, 2006. Our retail stores and their direct marketing campaigns are considered operating segments. Net sales from the retail segment accounted for more than 93% of total consolidated net sales for the nine months ended October 31, 2006 and 2005. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,500 better specialty retailers worldwide.

The Company has aggregated its retail stores and associated direct marketing campaigns into a Retail segment based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets, and which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales
Retail operations	$288,412	$271,480	$807,464	$733,995
Wholesale operations	21,379	18,854	60,589	42,523
Intersegment elimination	(1,436)	(1,533)	(4,132)	(3,000)

Total net sales	$308,355	$288,801	$863,921	$773,518

Income from operations
Retail operations	$43,809	$56,695	$111,155	$150,857
Wholesale operations	5,440	4,485	14,743	9,918
Intersegment elimination	(401)	(273)	(1,202)	(534)

Total segment operating income	48,848	60,907	124,696	160,241
General corporate expenses	(3,384)	(248)	(8,972)	(5,339)

Total income from operations	$45,464	$60,659	$115,724	$154,902

		October 31, 2006	January 31, 2006	October 31, 2005
Inventories
Retail operations		$170,169	$131,704	$164,897
Wholesale operations		9,423	8,673	5,335

Total inventories		$179,592	$140,377	$170,232

Property and equipment, net
Retail operations		$424,566	$297,509	$253,902
Wholesale operations		1,864	1,782	1,189

Total property and equipment, net		$426,430	$299,291	$255,091

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales
Domestic operations	$284,031	$272,025	$805,159	$730,180
Foreign operations	24,324	16,776	58,762	43,338

Total net sales	$308,355	$288,801	$863,921	$773,518

		October 31, 2006	January 31, 2006	October 31, 2005
Property and equipment, net
Domestic operations		$388,080	$273,745	$232,950
Foreign operations		38,350	25,546	22,141

Total property and equipment, net		$426,430	$299,291	$255,091

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

In April 2005, we acquired several buildings in the historic core of the Philadelphia Navy Yard. The acquisition has allowed for the consolidation of our multiple Philadelphia-based offices on one campus and will support our growth needs for at least the next ten years. Anthropologie took occupancy of one of the buildings during the third quarter of fiscal 2006 and the balance of our Philadelphia-based support employees took occupancy during the second and third quarters of fiscal 2007, once renovations were complete on the other buildings.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2007 will end on January 31, 2007.

We plan to grow our store base by approximately 20% per year.

Retail Stores

As of October 31, 2006, we operated 102 Urban Outfitters stores of which 91 are located in the United States, 3 in Canada and 8 in Europe. During the 9 months ended October 31, 2006, we opened 12 new Urban Outfitters stores, 11 of which are located within the United States and 1 located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Urban Outfitters North American and European store sales accounted for approximately 40% and 5% of consolidated net sales, respectively, for the nine months ended October 31, 2006, compared to 43% and 4%, respectively, for the comparable period in fiscal 2006.

We operated 87 Anthropologie stores as of October 31, 2006, all of which are located in the United States. During the nine months ended October 31, 2006, we opened eight new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. Anthropologie’s store sales accounted for approximately 36% of consolidated net sales for the nine months ended October 31, 2006 and 2005.

We operated eight Free People stores as of October 31, 2006, all of which are located in the United States. During the nine months ended October 31, 2006, we opened two new stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. Free People’s sales accounted for less than 1% of consolidated net sales for the nine months ended October 31, 2006 and 2005.

All brands combined, we plan to open approximately 32 to 33 stores during fiscal 2007, including two new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. Furthermore, we plan to open additional stores over the next several years, some of which as in the case of Urban Outfitters may be outside the United States. Our goal is to increase net sales at least 20% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the nine months ended October 31, 2006, we circulated approximately 17.0 million catalogs compared to 14.2 million catalogs during the same period in fiscal 2006. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to circulate approximately 21.9 million catalogs during fiscal 2007.

Anthropologie operates an Internet web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, home furnishings and gift merchandise. As with our catalog, we believe that the web site improves Anthropologie’s reputation and brand recognition with its target customers and helps support Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the nine months ended October 31, 2006, we circulated approximately 7.9 million catalogs compared to approximately 6.9 million catalogs during the comparable period in fiscal 2006. We believe Urban Outfitters catalogs expand our distribution channels and increase brand awareness. We plan to circulate approximately 11.4 million catalogs in fiscal 2007.

Urban Outfitters also operates a web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers as well as helps to support Urban Outfitters store operations.

In August 2006, Urban Outfitters launched a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise shipped directly from a distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with its target customers as well as helps to support our Urban Outfitters European store operations.

We successfully launched the Free People web site in September 2004. The web site, www.freepeople.com, offers consumers the entire Free People product assortment found in Free People retail stores as well as all of the Free People wholesale offerings. In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Free People stores. During the nine months ended October 31, 2006, we circulated approximately 1.9 million catalogs. During the comparable period in fiscal 2006, we did not circulate any catalogs. We plan to circulate approximately 3.3 million catalogs in fiscal 2007.

Direct-to-consumer sales for all brands for the nine months ended October 31, 2006 and 2005 were approximately 12% and 11%, respectively, of consolidated net sales.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Our range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Nordstrom, Macy*s, Parisian, Lord & Taylor, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 7% of consolidated net sales for the nine months ended October 31, 2006 compared to 5% for the comparable period in fiscal 2006.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of October 31, 2006, January 31, 2006 and October 31, 2005, reserves for estimated sales returns in-transit totaled $7.4 million, $6.4 million and $5.8 million, representing 3.2%, 3.1% and 3.0% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of October 31, 2006, January 31, 2006 and October 31, 2005 totaled $179.6 million, $140.4 million and $170.2, representing 20.8%, 18.2% and 24.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2006, January 31, 2006 and October 31, 2005 totaled $426.4 million, $299.3 million and $255.1 million, respectively, representing 49.3%, 38.9% and 35.9% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three and nine months ended October 31, 2006 and 2005, as well as for fiscal 2006, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2006, January 31, 2006 and October 31, 2005 totaled $24.1 million, $23.9 million and $20.6 million, respectively, representing 2.8%, 3.1% and 2.9% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statement of Income.

We had valuation allowances of $2.3 million as of October 31, 2006 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	61.8	58.4	63.0	58.3

Gross profit	38.2	41.6	37.0	41.7
Selling, general and administrative expenses	23.5	20.6	23.6	21.7

Income from operations	14.7	21.0	13.4	20.0
Other income, net	0.5	0.4	0.5	0.4

Income before income taxes	15.2	21.4	13.9	20.4
Income tax expense	4.0	8.5	4.6	8.1

Net income	11.2%	12.9%	9.3%	12.3%

Three Months Ended October 31, 2006 Compared To Three Months Ended October 31, 2005

Net sales for the third quarter of fiscal 2007 increased by 6.8% to $308.4 million from $288.8 million in the third quarter of fiscal 2006. The $19.6 million increase was primarily attributable to a $16.9 million increase, or 6.2%, in retail segment net sales. Retail segment net sales for the third quarter of fiscal 2007 accounted for 93.5% of total net sales compared to 94.0% of net sales for the third quarter of fiscal 2006. Free People wholesale sales, excluding sales to our retail segment, increased $2.6 million, or 15.1%, to $19.9 million from $17.3 million during the third quarter of fiscal 2006. Free People wholesale sales accounted for 6.5% of total net sales for the third quarter of fiscal 2007 compared to 6.0% for the third quarter of fiscal 2006. The growth in our retail segment sales during the third quarter of fiscal 2007 was driven by a $35.1 million increase in new and non-comparable store net sales and an increase in direct-to-consumer net sales of $5.1 million, that more than offset a 10.2% decrease in comparable store sales, or $23.3 million. By brand, comparable store sales decreased by 10.5% at Urban Outfitters, 10.0% at Anthropologie and increased 8.9% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 48 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales decreases for the third quarter of fiscal 2007 were primarily driven by a decrease in transactions along with slight decreases in average unit retail prices and units per transactions. Thus far during the fourth quarter of fiscal 2007, comparable store sales are below the same period in fiscal 2006. Direct-to-consumer net sales increased over the prior year primarily due to an increase in average order value, increased traffic to the web sites and an increase in our catalog circulation of approximately 1.5 million additional catalogs over the prior year. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with an increase in average unit selling price.

Gross profit for the third quarter of fiscal 2007 decreased to 38.2% of net sales, or $117.9 million, from 41.6%, or $120.3 million, of net sales during the same period in fiscal 2006. The decrease was primarily driven by de-leveraging of store related occupancy expenses due to the decrease in comparable store sales, additional markdowns to clear seasonal inventories and increases in inventory related valuation reserves. Total inventories at October 31, 2006 increased by 5.5% to $179.6 million from $170.2 million in the prior period. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories decreased by 13.2% versus the same quarter end last year.

Selling, general and administrative expenses during the third quarter of fiscal 2007 increased to 23.5% of net sales compared to 20.6% of net sales for the third quarter of fiscal 2006. The increase of selling, general and administrative expenses was primarily attributable to the de-leveraging of store-related expenses as the result of the decrease in comparable store sales and the anniversary of a one-time $1.6 million gain on the sale of property which occurred during the third quarter of fiscal 2006. Selling, general and administrative expenses in the third quarter of fiscal 2007 increased to $72.5 million from $59.6 million in the comparable quarter in fiscal 2006. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 14.7% of net sales or $45.5 million for the third quarter of fiscal 2007 compared to 21.0% of net sales, or $60.7 million, for the comparable quarter in fiscal 2006.

Our effective tax rate for the third quarter was 26.3% resulting in an annualized effective tax rate of 33.1%, which decreased from an effective rate of 39.8% of income for the third quarter of fiscal 2006. This decrease was primarily attributable to receipt of certification for work performed on the development of our new offices that qualifies for certain one-time federal tax incentives.

Nine Months Ended October 31, 2006 Compared To Nine Months Ended October 31, 2005

Net sales for the nine months ended October 31, 2006 increased by 11.7% to $863.9 million from $773.5 million in the comparable period of fiscal 2006. The $90.4 million increase was primarily attributable to a $73.5 million, or 10.0% increase, in retail segment net sales. Retail segment net sales for the nine months ended October 31, 2006 accounted for 93.5% of total net sales compared to 94.9% of net sales for the comparable period of fiscal 2006. Free People wholesale sales, excluding sales to our retail segment, increased $16.9 million, or 42.8%, to $56.5 million compared to $39.5 million during the nine months ended October 31, 2005. Free People wholesale sales accounted for 6.5% of total net sales compared to 5.1% for the comparable period of fiscal 2006. The growth in our retail segment sales was driven by a $100.6 million increase in non-comparable and new store net sales and an increase in direct-to-consumer net sales of $13.2 million, offset by a decrease in comparable store sales of $40.3 million. By brand, comparable store sales decreased by 8.5% at Urban Outfitters, 4.5% at Anthropologie and increased 10.8% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 58 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales decreases for the nine months ended October 31, 2006 were primarily driven by decreases in transactions. Direct-to-consumer net sales increased over the prior year primarily due to an increase in average order value, increased traffic to the web sites and an increase in our catalog circulation of approximately 5.6 million additional catalogs over the prior period. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with a slight increase in average unit selling price.

Gross profit for the nine months ended October 31, 2006, decreased to 37.0% of net sales, or $319.5 million, from 41.7% of net sales, or $322.7 million during the same period in fiscal 2006. The decrease was primarily driven by an increase in markdowns, compared to the prior period, in order to clear seasonal inventories and the de-leveraging of store related occupancy expenses due to the decrease in comparable store sales.

Selling, general and administrative expenses during the nine months ended October 31, 2006, increased to 23.6% of net sales compared to 21.7% of net sales for the comparable period of fiscal 2006. The increase of selling, general and administrative expenses was primarily attributable to the de-leveraging of store-related expenses as the result of the decrease in comparable store sales. Selling, general and administrative expenses during the period increased to $203.7 million from $167.8 million in the comparable period of fiscal 2006. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 13.4% of net sales or $115.7 million for the nine months ended October 31, 2006, compared to 20.0% of net sales or $154.9 million for the comparable period of fiscal 2006.

Our effective income tax rate decreased to 33.1% of income for the nine months ended October 31, 2006 from 39.8% of income for the comparable period of fiscal 2006. This decrease was primarily attributable to receipt of certification for work performed on the development of our new offices that qualifies for certain one-time federal tax incentives.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $185.2 million as of October 31, 2006, as compared to $256.5 million as of January 31, 2006 and $222.3 million as of October 31, 2005. Cash provided by operating activities increased by $42.6 million for the nine months ended October 31, 2006 versus the comparable period last fiscal year as reductions in comparable store inventory levels more than offset a $14.7 million decrease in net income for the period. The improvement in net cash provided by operating activities is also due to a $2.8 million improvement in disposition of property, which reflects a write-off of $1.2 million during the quarter ended October 31, 2006, compared to $1.6 million gain on the sale of our former Anthropologie home office located in Center City Philadelphia during the comparable quarter last year. The write-off is primarily driven by leasehold improvements located in our Center City offices which we abandoned during the quarter ended October 31, 2006, as part of our relocation to our Navy Yard home office. However, the write-offs were practically offset by reimbursements and allowances received by one of our primary Center City landlords. Cash used in investing activities increased by $28.2 million as cash paid for property and equipment increased, compared to the same period in fiscal 2006, as a result of completing construction of our new home office campus. We liquidated a portion of our marketable securities to fund the increase in capital expenditures and our share repurchase program. During the nine months ended October 31, 2006, we used $11.7 million of cash in our financing activities compared to providing $11.9 million of cash by financing activities during the same period in fiscal 2006. The change was mainly driven by our stock repurchase program and a decrease in option exercises. Our net working capital was $208.9 million at October 31, 2006 compared to $251.7 million at January 31, 2006 and $244.5 million at October 31, 2005. The decrease in net working capital is primarily a product of the activity mentioned above.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Store related capital expenditures, net of tenant improvement allowances included in deferred rent, for the nine months ended October 31, 2006 and 2005 were $80.6 million and $49.3 million, respectively, and were primarily used to expand and support our store base. During fiscal 2007, we expect to construct and open 32 to 33 new stores, renovate certain existing stores, increase our catalog circulation by 4.5 million, to approximately 36.5 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2007 to approximate $150 million, net of related allowances, which will be used primarily to expand our store base and finalize construction of our new home office campus. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year. Improvements to our home office and distribution facilities are necessary to adequately support our growth. We disbursed approximately $71.5 million for Navy Yard home office improvements during the first nine months of fiscal 2007. Net expenditures on the project are expected to be a total of $75 million to improve the property, net of anticipated incentive credits, most of which will be capitalized and depreciated based on the useful life of the improvements and fixtures. The initial project was complete and in service at the end of the third quarter of fiscal 2007.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the three and nine months ended October 31, 2006, we repurchased and subsequently retired 1,050,000 and 1,220,000 shares at a cost of $17.9 and $20.8 million, respectively.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2009.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. As of October 31, 2006, the credit limit under the Line is $42.5 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of October 31, 2006, we were in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2006, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $27.6 million as of October 31, 2006. The available borrowing, including the accordion feature, under the Line was $22.4 million as of October 31, 2006.

Off-Balance Sheet Arrangements

As of and for the three and nine months ended October 31, 2006, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS No. 157 could have on our consolidated financial statements.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact SAB 108 could have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 addresses what type of government assessments should be included within the scope of EITF 06-3, and how such government assessments should be presented in the income statement. The EITF reached a tentative conclusion that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition, the EITF also reached a tentative conclusion that the presentation of taxes, within the scope of EITF 06-3, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies”. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The EITF observed that because the tentative conclusion requires only the presentation of additional disclosures, an entity would not be required to re-evaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. We will adopt the disclosure requirements of EITF 06-3 effective February 1, 2007, however, since we present our revenue on a net basis, no further disclosure under EITF 06-3 will be required.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 will require expanded disclosure with respect to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial statements and related disclosures.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2006, our cash, cash equivalents and marketable securities consisted primarily of funds invested in tax exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the repurchase activity under the Company’s current stock repurchase program for the quarter ended October 31, 2006 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
August 1 – August 31, 2006	300,000	$16.05	300,000	7,530,000
September 1 – 30, 2006	500,000	$16.79	500,000	7,030,000
October 1 – 31, 2006	250,000	$18.66	250,000	6,780,000

Total	1,050,000	$17.02	1,050,000

[1]	On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 8,000,000 common shares based upon prevailing market conditions.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2		Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3		Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1	**	Section 1350 Certification of the Principal Executive Officer.

32.2	**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2006

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne President

Date: December 8, 2006

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees Chief Financial Officer