Form 10-K
period 2007-01-31
URBAN OUTFITTERS INC
filed 2007-03-30
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

Commission File No. 000-22754

URBAN OUTFITTERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5000 South Broad Street, Philadelphia, PA	19112-1495
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 454-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,640,624,909.

The number of shares outstanding of the registrant’s common stock on March 23, 2007 was 165,084,463.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders.

This Securities and Exchange Commission filing is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the United States Securities and Exchange Commission (“SEC”). We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are an innovative lifestyle merchandising company that operates specialty retail stores under the Urban Outfitters, Anthropologie and Free People brands, as well as a wholesale segment under the Free People brand. We have over 35 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbanoutfitters.com, www.anthropologie.com, www.freepeople.com and www.urbanoutfitters.co.uk and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 29.0% over the past five years, with sales of approximately $1.2 billion in fiscal 2007.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge, Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We started doing business in Europe in 1998, with our first European store located in London. We opened our first Free People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2007 ended on January 31, 2007.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,700 square feet of selling space, and typically carry 30,000 to 35,000 stock keeping units, or SKUs. Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. In fiscal 2007, we circulated approximately 11.4 million Urban Outfitters catalogs in an effort to expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 12.0 million catalogs in fiscal 2008. As of January 31, 2007, we operated 106 Urban Outfitters stores in North America and Europe, as well as the www.urbanoutfitters.com and www.urbanoutfitters.co.uk web sites and the Urban Outfitters catalog. We plan to open approximately 16 new Urban Outfitters stores in fiscal 2008. Urban Outfitters’ North American and European store sales accounted for approximately 38.9% and 5.8% of consolidated net sales, respectively, for fiscal 2007.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,600 square feet of selling space, typically carry 20,000 to 25,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. During fiscal 2007, we circulated approximately 21.8 million catalogs and plan to modestly expand circulation to approximately 21.9 million catalogs in fiscal 2008. As of January 31, 2007, we operated 93 Anthropologie stores in the United States, as well as the www.anthropologie.com web site and the Anthropologie catalog. We plan to open approximately 16 new Anthropologie stores in fiscal 2008. Anthropologie’s store sales accounted for approximately 35.9% of consolidated net sales for fiscal 2007.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, accessories and gifts. Our first Free People retail store opened in November 2002 and is located in the Garden State Plaza Mall in Paramus, New Jersey. We opened two new Free People stores during fiscal 2007. Free People retail stores average approximately 1,600 square feet and carry approximately 1,600 SKUs. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. During fiscal 2007, we circulated approximately 3.3 million catalogs and plan to expand circulation to approximately 4.3 million catalogs in fiscal 2008. As of January 31, 2007, we operated eight Free People stores in the United States, as well as the www.freepeople.com web site and the Free People catalog. Free People retail store sales accounted for less than 1% of our consolidated net sales for fiscal 2007.

Catalogs and Web Sites

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering select merchandise most of which is also available in our Anthropologie stores. During fiscal 2007, Anthropologie catalog circulation was approximately 21.8 million. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to modestly expand catalog circulation to approximately 21.9 million during fiscal 2008 and intend to increase the level of catalog circulation over the next few years.

Anthropologie operates a web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in the stores. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the traffic of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2007, Urban Outfitters catalog circulation was approximately 11.4 million. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to modestly expand catalog circulation to approximately 12.0 million during fiscal 2008 and intend to increase the level of catalog circulation over the next few years.

Urban Outfitters also operates a web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the traffic of Urban Outfitters store operations.

In August 2006, Urban Outfitters launched a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise as found in the stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with its European target customers as well as helps to support our Urban Outfitters European store operations.

We successfully launched the Free People web site, www.freepeople.com, in September 2004. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. The Free People catalog was introduced in October 2005. We circulated approximately 3.3 million catalogs during fiscal 2007. We plan to modestly expand catalog circulation to approximately 4.3 million during fiscal 2008 and intend to increase the level of catalog circulation over the next few years.

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we will adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct customers to determine those customers who respond to our catalog mailings. We also utilize the services of list rental companies to identify potential customers that will receive future catalogs.

Direct-to-consumer sales were approximately 12.6% of consolidated net sales for fiscal 2007.

Wholesale Segment

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Lord & Taylor, Nordstrom, Parisian, Urban Outfitters and its own Free People stores. Free People currently sells its merchandise under the Free People label. We also distribute our Free People products in certain department stores using a shop-within-shops sales model. We believe that the shop-within-shops model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends that help us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles and Chicago. Free People wholesale sales accounted for approximately 6% of consolidated net sales for fiscal 2007.

In addition to selling its merchandise to specialty retailers, Free People wholesale also contributes production sourcing to our retail segment. Free People employs its own senior and creative management staff, but shares support services with the retail segment.

Store Environment

We create a unified environment in our stores that establishes an emotional bond with the customer. Every element of the environment is tailored to the aesthetic preferences of our target customers. Through creative design, much of the existing retail space is modified to incorporate a mosaic of fixtures, finishes and revealed architectural details. In our stores, merchandise is integrated into a variety of creative vignettes and displays designed to offer our customers an entire look at a distinct lifestyle. This dynamic visual merchandising and display technique provides the connection among the store design, the merchandise and the customer. Essential components of the ambience of each store may include playing music that appeals to our target customers, using unique signage and employing a staff that understands and identifies with the target customer.

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are often placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2007 were located in specialty retail centers and upscale street locations. We plan a similar Anthropologie location expansion strategy in fiscal 2008.

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2007 were located in specialty retail centers, upscale street locations and enclosed shopping malls. We are planning a similar Urban Outfitters location expansion strategy in fiscal 2008.

Our Free People retail stores opened to date are located in enclosed shopping malls and specialty retail centers. We expect Free People stores opening in fiscal 2008 to be located in traditional enclosed shopping malls, upscale street locations and specialty retail centers.

Buying Operations

Maintaining a constant flow of fashionable merchandise for our retail segment is critically important to the on-going performance of our stores and direct-to-consumer operations. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount of products at the correct time. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, web sites and catalog offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings at our Anthropologie stores, web site and catalog include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, web site and catalog offer a showcase for casual apparel, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores several times a week. The wide breadth of merchandise offered by our retail segment includes national brands, as well as exclusive private label merchandise developed and designed by Free People, Urban Outfitters and Anthropologie. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Private label merchandise generally yields higher gross profit margins than brand name merchandise, and helps to keep our product offerings current and unique.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts, each with a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical Urban Outfitters and Anthropologie store includes a visual manager, several department managers and a full and part-time sales and visual staff. The staff of a typical Anthropologie store may also include a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. Our Free People retail stores include a store manager, a visual coordinator and full and part-time sales staff.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2007, we did business with approximately 2,000 vendors. No single vendor accounted for more than 10.0% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. The majority of merchandise purchased by our retail businesses is shipped directly to our 191,000 square foot distribution center in Lancaster County, Pennsylvania. We own the Pennsylvania facility, which has an advanced computerized materials handling system, and is approximately 65 miles from our home offices in Philadelphia.

In March 2005, we executed a long-term operating lease to utilize an additional 459,000 square foot distribution center located in Edgefield County, South Carolina. Currently, this facility houses the majority of merchandise purchased by our wholesale and direct-to-consumer operations. This building significantly expands our distribution capacity and provides us with future opportunities for additional growth as it becomes necessary. This facility also utilizes a state-of-the-art and fully functional tilt tray sorter. The property currently accommodates all direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, customer contact operations and customer shipping. We believe this additional space and equipment allows us to significantly improve our fulfillment efficiency. We can expand this space as it pertains to the additional growth requirements of both our retail and wholesale businesses.

We also utilize a distribution facility in Reno, Nevada operated by a third-party. This facility services our stores in the western United States at a favorable freight cost per unit, and provides faster turnaround from selected vendors. We plan to expand and bring this function in-house in fiscal 2008 due to our growing retail store network. In addition, we utilize a portion of the Toronto Urban Outfitters store as a wholesale distribution facility in Canada, and have a distribution center in Essex, England to service our current and near-term needs for stores in Europe.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line (DSL) network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for daily updates of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Free People and Urban Outfitters catalogs and retail web sites, maintain separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. We are currently testing and expect to launch a new, more functional web platform during fiscal 2008 that will expand capacity for additional traffic and sales through the web. The Free People wholesale segment uses a separate software system for customer service, order entry and allocations, production planning and inventory management. During fiscal 2007, we successfully completed installation of a new wholesale customer service system that provides significantly improved functionality and flexibility to help serve our customers. This system has the capability to handle additional workload related to increased order volume and will better suit us over the long term to meet its forward growth needs. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems.

During fiscal 2007, we also completed the upgrade of our existing point of sale platform at our North American locations. This upgrade included the replacement of our existing register software, replacement of registers and related hardware and the addition of radio frequency equipment to be utilized in the store receiving and operations areas. We believe this upgrade allows us to process customer transactions more quickly and efficiently, while reducing existing administration. This initiative will also result in advanced flexibility and customer service in the areas of locating inventory and accessing the direct-to-consumer channel within our retail stores. This new platform establishes better long-term technology resources and provides the opportunity and required infrastructure to enable our brands to implement a Customer Relationship Management (“CRM”) system during fiscal 2008.

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

Along with certain retail segment factors noted above, other key competitive factors for our direct-to-consumer operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. Our direct-to-consumer operations compete against numerous catalogs and web sites, which may have a greater volume of circulation and web traffic.

Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have a wider distribution network. In addition, certain of our wholesale competitors have greater name recognition and financial and other resources.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters”, “Anthropologie”, “Urban Renewal”, “Free People”, “Co-Operative”, “Ecote”, “Hei-Hei”, “Fink”, “Stapleford”, “Character Hero”, “BDG Guaranteed Tough”, “Brand: All-Son”, “Charlie & Robin”, “Darling Blue”, “Deletta”, “Elevenses”, “Ett Twa”, “Hi-Brow”, “Kimchi & Blue”, “Little Yellow Button”, “Maeve”, “Oiseau”, “Ric-Rac”, “Sitwell”, “Sleeping on Snow”, “Sparkle & Fade”, “Sparrow”, “Standard Cloth Washington Street”, “Sunday Monday Tuesday Wednesday Thursday Friday Saturday”, “UO”, “Idra” and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2007, we employed approximately 8,400 people, approximately 46% of whom are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work in the wholesale segment and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the retail segment and the wholesale segment. See Note 12, “Segment Reporting,” in the notes to our consolidated financial statements for additional information.

Financial Information about Geographical Areas

See Note 12, “Segment Reporting,” in the notes to our consolidated financial statements for information regarding net sales from domestic and foreign operation and long-lived assets.

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

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. Our inability to effectively determine these changes may lead to higher seasonal inventory levels and a future need to increase markdowns to liquidate our inventory. Compared to our retail segments, our wholesale business is more sensitive to changes in fashion trends because of longer lead times in the manufacture and sale of its apparel. While we do not plan for mistakes in our fashion offering selections, our fashion decisions constitute a material risk and may have an adverse effect on our financial condition and results of operations.

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

We believe that we have benefited substantially from the leadership and experience of our senior executives, including our Chairman, President and co-founder, Richard A. Hayne, and the President of Anthropologie, Inc., Glen T. Senk. The loss of the services of any of our senior executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not have an employment agreement with Mr. Hayne, Mr. Senk or any of our other key personnel. In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Our inability to meet our staffing requirements in the future, at costs that are favorable to us, or at all, could impair our ability to increase revenue and could otherwise harm our business.

We could be materially and adversely affected if any of our distribution centers are shut down.

We operate three distribution facilities worldwide to support our retail and wholesale business segments in the United States, Western Europe and Canada, and for fulfillment of catalog and web site orders. We have also engaged a third-party to operate an additional distribution facility in Reno, Nevada to service our stores in the western United States and utilize a portion of the Toronto Urban Outfitters store as a wholesale distribution facility in Canada. The merchandise purchased for our retail operation is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada while merchandise purchased for our direct-to-consumer and wholesale operations is shipped directly to our distribution center in Edgefield County, South Carolina. If any of our distribution centers were to shut down for any reason the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

We rely significantly on foreign sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war and acts of terrorism could adversely affect our business. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us, In addition, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

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

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. In order to more effectively protect them from infringement and to defend against claims of infringement, the marks are owned by separate subsidiaries whose purpose is to maintain and manage existing and future marks, thereby increasing their value to the company. We are not aware of any valid claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on foreign sources of production” on page 8. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and web site orders. In the event of war or additional acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

We may not be successful in introducing additional store concepts.

We may, from time to time, seek to develop and introduce new concepts or brands in addition to our existing Urban Outfitters, Anthropologie and Free People brands. Our ability to succeed in these new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

In August 2006, we moved and consolidated our home office into several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. This acquisition allows for a more efficient operation of our Philadelphia-based offices and will support our growth needs for at least the next ten years. The property located at 5000 South Broad Street in Philadelphia is approximately five miles from our previous Philadelphia-based home offices. We currently occupy approximately 282,000 square feet at the Navy Yard. Options on several adjacent buildings are also available for at least the next ten years to allow for additional expansion if necessary. We spent approximately $104.3 million on improvements made to our offices at the Navy Yard as of January 31, 2007. The expenditures to improve our Navy Yard facilities were capitalized and are being depreciated based on the useful life of the improvements and fixtures.

Our customer contact center is located in Edgefield County, South Carolina as part of our 459,000 square foot distribution center, and occupies approximately 16,000 square feet. Our office in Europe is located at 24 Market Place in London and occupies approximately 6,900 square feet of space. Our home offices and customer contact facilities are leased properties with varying lease term expirations through 2016. We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. We also utilize a distribution facility in Reno, Nevada operated by a third-party. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition. In fiscal 2008, we anticipate securing our own distribution center on the west coast of the United States to support our western stores. We expect the facility will be financed through an operating lease, however, we expect to spend $3 to $5 million on equipment and other improvements.

All of our Urban Outfitters, Anthropologie and Free People stores are leased and are well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease at January 31, 2007, by Urban Outfitters, Anthropologie and Free People was approximately 1,015,000, 708,000 and 13,000, respectively. The average store selling square feet is approximately 9,700 for Urban Outfitters, 7,600 for Anthropologie and 1,600 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors. The following table shows the location of each of our existing retail stores, as of January 31, 2007:

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION

Arizona

Tempe

Tucson

Scottsdale

California

Berkeley

Burbank

Costa Mesa

Fresno

Irvine

Los Angeles

Pasadena

Rancho Cucamonga

Santa Cruz

San Diego

San Francisco

San José

San Luis Obispo

Santa Barbara

Santa Monica

Simi Valley

Studio City

Thousand Oaks

Torrance

Westwood

Colorado

Boulder

Denver

Lone Tree

Connecticut

New Haven

Florida

Miami

Miami Beach

Orlando

Palm Beach Gardens

South Miami

Tampa

Georgia

Atlanta

Illinois

Chicago

Clark St.

North Rush St.

South State St.

Milwaukee Ave.

Evanston

Oak Brook

Schaumburg

Indiana

Bloomington

Kansas

Lawrence

Louisiana

New Orleans

Massachusetts

Boston

Newbury St.

Faneuil Hall

Cambridge

Michigan

Ann Arbor

East Lansing

Troy

Minnesota

Bloomington

Minneapolis

Missouri

Kansas City

St. Louis

Nevada

Las Vegas

Desert Passage

Mandalay Bay

New Jersey

Montclair

New York

Garden City

New York

Chelsea

New York (Cont.)
The East Side
Midtown
SoHo
Queens
The West Side
The Upper West Side

North Carolina
Charlotte
Durham

Ohio
Cincinnati
Columbus
Westlake

Oregon
Portland
Tigard

Pennsylvania
Ardmore
King of Prussia
Philadelphia
Pittsburgh
West Philadelphia

Rhode Island
Providence

South Carolina
Charleston

Texas
Austin
Dallas
Northpark Center
East Mockingbird Lane
Houston
University Blvd.
The Galleria
Spring

Vermont
Burlington

Virginia
McLean
Richmond

Washington
Seattle
Broadway East
Fifth Ave.
Lynnwood

Washington D.C.
Chinatown
Georgetown

Wisconsin
Madison

Canada
Montréal
Toronto
West Edmonton

England
Birmingham
London
Kensington High St.
Oxford St.
Covent Garden
Manchester

Ireland
Dublin

Scotland
Glasgow

Denmark
Copenhagen

Sweden
Stockholm

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Arizona

Scottsdale

Fashion Square

Kierland Commons

Tucson

California

Berkeley

Beverly Hills

Carlsbad

Carmel

Chula Vista

Corona

Corte Madera

Fresno

Irvine

Los Angeles

Newport Beach

Pasadena

Palo Alto

Rancho Cucamonga

San Francisco

San José

Santa Barbara

Santa Monica

Simi Valley

Thousand Oaks

Torrance

Colorado

Denver

Cherry Creek

Lone Tree

Connecticut

Westport

Greenwich

South Windsor

Florida

Coral Gables

Jacksonville

Miami Beach

Naples

Orlando

Palm Beach Gardens

Tampa

West Palm Beach

Georgia

Atlanta

Dunwoody

Illinois

Chicago

State St.

Southport Ave.

Geneva

Highland Park

Oak Brook

Schaumburg

Maryland

Rockville

Towson

Massachusetts

Boston

Chestnut Hill

Michigan

Birmingham

Troy

Minnesota

Maple Grove

Minneapolis

Missouri
Kansas City
St. Louis

Nevada
Henderson
Las Vegas

New Jersey
Edgewater
Princeton
Short Hills
Woodcliff Lake

New York
Garden City
Greenvale
New York
Union Square
SoHo
Rockefeller Center
White Plains

North Carolina
Charlotte
Northlake Mall
SouthPark Mall

Ohio
Cincinnati
Columbus
Woodmere

Oregon
Portland
Tigard

Pennsylvania
Glen Mills
Philadelphia
Pittsburgh
Wayne

Texas
Austin
Dallas
Highland Park Village
NorthPark Center
Houston
Plano
San Antonio
Southlake
Spring

Utah
Salt Lake City

Virginia
McLean
Richmond

Washington
Seattle
Fifth Ave.
University Village

Washington D.C.
Georgetown

Free People Stores

LOCATION	LOCATION	LOCATION

New Jersey Paramus Short Hills New York Garden City	Pennsylvania Ardmore King of Prussia Massachusetts Boston	Virginia Arlington McLean

In addition to the stores listed above, Free People operates wholesale sales and showroom facilities in New York City, Los Angeles and Chicago which are leased through 2014, 2007 and 2008, respectively.

Item 3. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007, through the solicitation of proxies or otherwise.

PART II

Item  5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ Global Select Market under the symbol “URBN.” The following table sets forth, for the periods indicated below, the reported high and low closing sale prices for our common shares as reported on the NASDAQ Global Select Market.

Market Information

	High (1)	Low (1)
Fiscal 2007
Quarter ended April 30, 2006	$28.92	$22.00
Quarter ended July 31, 2006	$22.93	$14.42
Quarter ended October 31, 2006	$19.64	$14.01
Quarter ended January 31, 2007	$25.89	$17.19

Fiscal 2006
Quarter ended April 30, 2005	$24.72	$20.32
Quarter ended July 31, 2005	$31.48	$21.94
Quarter ended October 31, 2005	$31.77	$24.90
Quarter ended January 31, 2006	$33.77	$23.87

(1)	The prices for the quarters ended April 30, 2005, July 31, 2005, and October 31, 2005 have been adjusted to reflect the two-for-one split of our common shares that was effective September 23, 2005.

Holders of Record

On March 23, 2007 there were 103 holders of record of our common shares.

Dividend Policy

Our current credit facility prohibits the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The following tables and graph compare the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning February 1, 2002 and ending January 31, 2007, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	ANNUAL RETURN PERCENTAGE Years Ended
Company / Index	Jan-03	Jan-04	Jan-05	Jan-06	Jan-07
Urban Outfitters, Inc.	(21.65)	295.41	107.80	29.83	(10.66)
S&P 500 Index	(23.02)	34.57	6.23	10.38	14.51
S&P 500 Apparel Retail	0.92	31.54	21.06	(5.20)	15.06

	Base Period Jan-02	INDEXED RETURNS Years Ended
Company / Index		Jan-03	Jan-04	Jan-05	Jan-06	Jan-07
Urban Outfitters, Inc.	$100	$78.35	$309.79	$643.76	$835.81	$746.75
S&P 500 Index	100	76.98	103.60	110.05	121.47	139.10
S&P 500 Apparel Retail	100	100.92	132.75	160.71	152.35	175.29

Equity Compensation Plan Information

The following table shows the status of option grants under the Plan as of January 31, 2007:

	EQUITY COMPENSATION PLAN
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Referenced in Column (A))
Plan Category	(A)		(B)	(C)
Equity Compensation Plans Approved by Security Holders:
Options	13,355,675	(1)	$15.61	1,642,350
Equity Compensation Plans not Approved by Security Holders:	—		—	—

Total	13,355,675		$15.61	1,642,350

(1)	Amounts are subject to adjustment to reflect any stock dividend, stock split, share consideration or similar change in our capitalization.

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

	Fiscal Year Ended January 31,
	2007	2006	2005	2004	2003
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$1,224,717	$1,092,107	$827,750	$548,361	$422,754
Gross profit	451,921	448,606	338,750	213,473	150,791
Income from operations	163,989	207,699	148,366	80,706	45,399
Net income	116,206	130,796	90,489	48,376	27,413
Net income per common share—basic	$0.71	$0.80	$0.56	$0.31	$0.18
Weighted average common shares outstanding—basic	164,679,786	163,717,726	161,419,898	157,069,852	151,105,824
Net income per common share—diluted	$0.69	$0.77	$0.54	$0.30	$0.18
Weighted average common shares outstanding—diluted	168,652,005	169,936,041	167,303,450	161,662,276	155,107,616

Balance Sheet Data:
Working capital	$231,087	$251,675	$189,597	$118,073	$101,512
Total assets	899,251	769,205	556,684	384,502	296,303
Total liabilities	223,968	208,325	154,440	94,372	71,918
Capital lease obligations	—	—	60	271	471
Total shareholders’ equity	$675,283	$560,880	$402,244	$290,130	$224,385

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People Wholesale division that designs, develops and markets young women’s contemporary casual apparel.

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least one full fiscal year prior to fiscal 2007, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and internet sales, are also considered non-comparable.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2007 ended on January 31, 2007. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least 12 full months at the beginning of the period for which such data is presented.

Our goal is to increase net sales by at least 20% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

Retail Stores

As of January 31, 2007, we operated 106 Urban Outfitters stores of which 94 are located in the United States, three are located in Canada and nine are located in Europe. During fiscal 2007, we opened 16 new Urban Outfitters stores, 14 of which are located within the United States and two of which are located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 38.9% and 5.8% of consolidated net sales, respectively, for fiscal 2007.

We operated 93 Anthropologie stores as of January 31, 2007, all of which are located in the United States. During fiscal 2007 we opened 14 new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 35.9% of consolidated net sales for fiscal 2007.

We operated eight Free People stores as of January 31, 2007, all of which are located in the United States. During fiscal 2007 we opened two new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several fiscal years. Free People’s retail sales accounted for less than 1% of consolidated net sales for fiscal 2007.

For all brands combined, we plan to open at least 38 stores during fiscal 2008, including six to ten new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. We plan to grow our store base by approximately 20% per year.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During fiscal 2007, we circulated approximately 21.8 million catalogs and believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to modestly expand circulation to approximately 21.9 million catalogs during fiscal 2008 and intend to increase the level of catalog circulation over the next few years.

Anthropologie operates a web site that accepts orders directly from consumers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in the stores. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2007, we circulated approximately 11.4 million Urban Outfitters catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 12.0 million in fiscal 2008 and intend to increase the level of catalog circulation over the next few years.

Urban Outfitters also operates a web site that accepts orders directly from consumers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Urban Outfitters store operations.

In August 2006, Urban Outfitters launched a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with our European customers as well as helps to support our Urban Outfitters European store operations.

We successfully launched the Free People web site, www.freepeople.com, in September 2004. The web site offers consumers the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. In fiscal 2007, we circulated approximately 3.3 million Free People catalogs which expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 4.3 million catalogs in fiscal 2008 and intend to increase the level of catalog circulation over the next few years.

Direct-to-consumer sales were approximately 12.6% of consolidated net sales for fiscal 2007.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Lord & Taylor, Parisian, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.0% of consolidated net sales for fiscal 2007.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. We maintain an allowance for doubtful accounts for our wholesale business accounts receivable which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of January 31, 2007 and 2006, reserves for estimated sales returns in-transit totaled $8.9 million and $6.4 million, representing 4.0% and 3.1% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and inventory currently priced below its original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Net inventories as of January 31, 2007 and January 31, 2006 totaled $154.4 million and $140.4 million, representing 17.2% and 18.2% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on the market value of our physical inventory at January 31, 2007 and recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, furniture and fixtures and buildings, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2007 and January 31, 2006 totaled $445.7 million and $299.3 million, respectively, representing 49.6% and 38.9% of total assets, respectively.

In assessing potential impairment of our store related assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be measurable within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2007, 2006 and 2005, write-downs of long-lived assets were not material.

We have only closed three store locations in our history, which in all cases, were eventually re-located, and took place at the expiration of the lease and renewal terms. We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations in fiscal 2007.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of January 31, 2007 and January 31, 2006 totaled $28.5 million and $23.9 million, respectively, representing 3.2% and 3.1% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the consolidated statement of income.

We reduced valuation allowances to $0.2 million as of January 31, 2007 from $3.1 million as of January 31, 2006. This reduction occurred based on evidence of our ability to generate sufficient future taxable income in certain foreign jurisdictions. Existing valuation allowances are due to remaining uncertainties related to our ability to utilize other net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued in our consolidated financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	63.1	58.9	59.1

Gross profit	36.9	41.1	40.9
Selling, general and administrative expenses	23.5	22.1	23.0

Income from operations	13.4	19.0	17.9
Interest income	0.5	0.5	0.3
Other income	—	—	—
Other expenses	—	(0.1)	(0.1)

Income before income taxes	13.9	19.4	18.1
Income tax expense	4.4	7.5	7.2

Net income	9.5%	11.9%	10.9%

Period over Period Change:
Net sales	12.1%	31.9%	51.0%
Gross profit	0.7%	32.4%	58.7%
Income from operations	(21.0)%	40.0%	83.8%
Net income	(11.2)%	44.5%	87.1%

Fiscal 2007 Compared to Fiscal 2006

Net sales in fiscal 2007 increased by 12.1% to $1.22 billion, from $1.09 billion in the prior fiscal year. The $133 million increase was primarily attributable to a $112 million or 10.7% increase, in retail segment sales. Free People wholesale sales contributed $21 million or 15.8%, excluding sales to our retail segment, to the increase. The growth in our retail segment sales during fiscal 2007 was driven by a $139 million increase in non-comparable and new store net sales and an increase in direct-to-consumer sales of $23 million or 17.7% that more than offset a $50 million or 6.2% decline in comparable store sales. The decrease in comparable store net sales was comprised of 5.0% and 7.2% declines at Anthropologie and Urban Outfitters, respectively. Free People comparable store sales increased 11.5% for fiscal year 2007.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 32 new stores in fiscal 2007 and 33 new stores in fiscal 2006 that were considered non-comparable during fiscal 2007. Comparable store net sales decreases were primarily the result of a decrease in transactions, and a slight decrease in the average unit sales prices resulting from a lower response to the Company’s merchandise offerings as it adjusted to a significant shift in fashion trends. These decreases more than offset a modest increase in the number of units sold per transaction. Thus far during fiscal 2008, total Company comparable store sales are positive. Direct-to-consumer net sales increased over the prior year primarily due to improved customer response related to the circulation of approximately 5 million additional catalogs, increased traffic to our web sites and improvements in the average order value at all brands. The increase in Free People wholesale sales was driven by a favorable customer response to our fashion offerings.

Gross profit rates in fiscal 2007 decreased to 36.9% of net sales or $452 million from 41.1% of net sales or $449 million in fiscal 2006. These reductions were primarily due to additional markdowns and price adjustments to clear seasonal inventory, a higher rate of fixed store occupancy expense due to comparable store sales decreases and increases to inventory related valuation reserves. Total inventories at January 31, 2007 increased by 10.0% to $154 million from $140 million in the prior fiscal year. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories decreased by 2.9% versus the prior fiscal year. We anticipate making similar inventory investments in connection with new store openings in fiscal 2008.

Selling, general and administrative expenses during fiscal 2007 increased to 23.5% of net sales versus 22.1% of net sales for fiscal 2006. This unfavorable increase was primarily attributable to the de-leveraging of store-level expenses as a result of the decreases in comparable store sales. Selling, general and administrative expenses in fiscal 2007 increased to $288 million from $241 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 13.4% of net sales or $164 million for fiscal 2007 compared to 19.0% of net sales or $208 million for fiscal 2006.

Our annual effective income tax rate improved to 31.7% of income for fiscal 2007 compared to 38.4% of income for fiscal 2006. This decrease is based upon a number of factors including: certification for work performed on the development of our new offices that qualifies for certain one-time federal tax incentives; the execution of certain related reorganization efforts and the relief of certain valuation allowances related to net operating loss carry-forwards of our wholly owned foreign subsidiaries. We believe we will receive an additional one-time benefit in fiscal 2008 from our office relocation work and on-going benefits in fiscal 2008 and future years from our tax planning efforts. See Note 7 “Income Taxes” in our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2006 Compared to Fiscal 2005

Net sales in fiscal 2006 increased by 31.9% to $1.09 billion, from $828 million in the prior fiscal year. The $264 million increase was primarily attributable to a $239 million or 29.8% increase, in retail segment sales. Free People wholesale sales contributed $26 million or 9.8%, excluding sales to our retail segment, to the increase. The growth in our retail segment sales during fiscal 2006 was driven by a $134 million increase in non-comparable and new store net sales, a $68 million or 10.9% increase in comparable store sales and an increase in direct-to-consumer sales of $37 million or 39.0%. The increase in comparable store net sales was comprised of a 6.4%, 28.0% and 14.9% increase for Anthropologie, Free People and Urban Outfitters, respectively.

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

Gross profit in fiscal 2006 increased to 41.1% of net sales or $449 million from 40.9% of net sales or $339 million in fiscal 2005. The increase was primarily due to the leveraging of store related occupancy costs, driven by the increase in comparable store sales which more than offset the increase in markdowns. Total inventories at January 31, 2006 increased by 41.8% to $140 million from $99 million in the prior fiscal year. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 13.1% versus the prior fiscal year.

Selling, general and administrative expenses during fiscal 2006 decreased to 22.1% of net sales versus 23.0% of net sales for fiscal 2005. This improvement was primarily attributable to the leveraging of store-level expenses as a result of the increases in the comparable store sales and leveraging of fixed expenses. Selling, general and administrative expenses in fiscal 2006 increased to $241 million from $190 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Accordingly, income from operations increased to 19.0% of net sales or $208 million for fiscal 2006 compared to 17.9% of net sales or $148 million for fiscal 2005.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $222 million as of January 31, 2007 as compared to $257 million as of January 31, 2006 and $219 million as of January 31, 2005. The decrease in cash, cash equivalents and marketable securities during fiscal 2007 occurred primarily as a result of investments in store related property and equipment and the completion of our new offices at the Philadelphia Navy Yard. Navy Yard expenditures approximated $82 million during fiscal 2007. We also repurchased approximately $21 million of our common shares during the year. Cash used in these investing and financing activities offset $187 million of cash provided by operations. During fiscal years 2006 and 2005, cash increases were primarily a result of cash provided by operating activities. Our working capital for fiscal years 2007, 2006 and 2005 was $231 million, $252 million and $190 million, respectively. The changes in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment, net of tenant improvement allowances included in deferred rent for fiscal 2007, 2006 and 2005 were $193 million, $111 million and $60 million respectively, and were primarily used to expand and support our store base. During fiscal 2008, we plan to construct and open at least 38 new stores, renovate certain existing stores, increase our catalog circulation by approximately 2 million to approximately 38 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We plan to reduce the level of capital expenditures during fiscal 2008 to approximately $100 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities were necessary to adequately support our growth. For the fiscal years ended January 31, 2007 and January 31, 2006 we spent approximately $82 million and $22 million, respectively, on improvements made to our offices at the Navy Yard. Total expenditures for the project as of January 31, 2007, were approximately $104 million at which time the project was complete.

We anticipate opening a distribution center in fiscal 2008 on the west coast of the United States to support our western stores. We expect the facility will be financed through an operating lease and that we will spend $3 to $5 million on equipment and other improvements.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the fiscal year ended January 31, 2007, we repurchased and subsequently retired 1,220,000 shares at a cost of approximately $21 million.

We anticipate making investments to begin testing a new retail concept during fiscal 2008. We are still in the stages of developing the format and market objectives of the concept and have yet to determine or quantify the extent of such an investment. Expenditures may include the costs of strategic research and development, hiring personnel to develop and execute a store format, obtaining leases and related store inventory, property and equipment, acquiring assets or existing businesses, intellectual property and trade secrets or intangible knowledge and any other costs related to developing and executing this new concept.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2010.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50 million at our discretion, subject to a seven day request period. As of January 31, 2007, the credit limit under the Line was $43 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006 we amended our line to increase our capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of January 31, 2007, we were in compliance with all covenants under the Line. As of and during the fiscal year ended January 31, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $32 million as of January 31, 2007. The available credit, including the accordion feature, under the Line was $18 million as of January 31, 2007. We plan to renew the Line during fiscal 2008 and expect the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy our letter of credit needs through fiscal 2010.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments as of January 31, 2007:

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Operating leases (1)	$719,785	$92,280	$184,606	$152,197	$290,702
Purchase orders	26,769	26,769	—	—	—
Construction contracts (2)	4,922	4,922	—	—	—

Total contractual obligations	$751,476	$123,971	$184,606	$152,197	$290,702

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are five locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these five locations was approximately $861,000 for fiscal 2007. The leases pertaining to two of our Urban Outfitters stores in London at Covent Gardens and Oxford Street only specify our rent obligation for a five year period. The minimum rent obligation is then subject to review every five years. Included in the table above is an estimate of our rent obligation on these properties for the first five years. Amounts noted above include commitments for 27 executed leases for stores not opened as of January 31, 2007.
(2)	Pertains to store construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Line of credit (1)	$30,606	$30,606	$—	$—	$—
Standby letters of credit	1,735	1,735	—	—	—

Total commercial commitments	$32,341	$32,341	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three years ended January 31, 2007, except for operating leases entered into in the normal course of business, we were not party to any off-balance sheet arrangements.

Other Matters

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 159 could have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 could have on our consolidated financial statements.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an effect on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be

Presented in the Income Statement”. EITF 06-3 addresses what type of government assessments should be included within the scope of EITF 06-3, and how such government assessments should be presented in the income statement. The EITF concluded that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition the EITF also concluded that the presentation of taxes, within the scope of EITF 06-3, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies”. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The EITF observed that because EITF 06-3 requires only the presentation of additional disclosures, an entity would not be required to re-evaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. We will adopt the disclosure requirements of EITF 06-3 effective February 1, 2007, however, since we present revenue on a net basis, no further disclosure under EITF 06-3 will be required.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to result in adjustments to our tax contingency reserves and deferred income taxes which could be material, with an offsetting adjustment to retained earnings in the first quarter of fiscal year 2008. We have not completed our evaluation of FIN 48 nor measured its impact on our consolidated financial statements.

Seasonality and Quarterly Results

The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income.

	Fiscal 2007 Quarter Ended
	April 30, 2006	July 31, 2006	Oct. 31, 2006	Jan. 31, 2007
	(dollars in thousands, except per share data)
Net sales	$270,007	$285,559	$308,355	$360,796
Gross profit	96,768	104,752	117,948	132,453
Net income	20,299	25,662	34,514	35,731
Net income per common share—basic	0.12	0.16	0.21	0.22
Net income per common share—diluted	0.12	0.15	0.21	0.21

As a Percentage of Fiscal Year:
Net sales	22%	23%	25%	30%
Net income	17%	22%	30%	31%

	Fiscal 2006 Quarter Ended
	April 30, 2005	July 31, 2005	Oct. 31, 2005	Jan. 31, 2006
	(dollars in thousands, except per share data)
Net sales	$231,325	$253,392	$288,801	$318,589
Gross profit	97,617	104,836	120,251	125,902
Net income	27,440	30,601	37,162	35,593
Net income per common share—basic	0.17	0.19	0.23	0.22
Net income per common share—diluted	0.16	0.18	0.22	0.21

As a Percentage of Fiscal Year:
Net sales	22%	23%	26%	29%
Net income	21%	23%	29%	27%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company’s inventory turnover rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all of its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2007 and 2006, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2007 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 34 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Urban Outfitters, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated March 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 30, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	59	Chairman of the Board of Directors and President
John E. Kyees	60	Chief Financial Officer
Glen A. Bodzy	54	General Counsel and Secretary
Glen T. Senk	50	Director and Executive Vice President; President, Anthropologie, Inc.
Tedford G. Marlow	55	President, Urban Brand, Worldwide
Robert Ross	38	Controller
Freeman M. Zausner	59	Chief Administrative Officer
Scott A. Belair (2)(3)	59	Director
Harry S. Cherken, Jr. (1)	57	Director
Joel S. Lawson III (2)(3)	59	Director
Robert H. Strouse (1)(2)(3)	58	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since its incorporation in 1976.

Mr. Kyees joined Urban Outfitters in November 2003. He is a 31-year veteran in the retail industry with Chief Financial Officer (“CFO”) roles at several retailers. Mr. Kyees formerly held the position as CFO and Chief Administrative Officer for bebe stores, Inc., a retail chain headquartered in San Francisco, from March 2002 through November 2003. Prior to joining bebe, Mr. Kyees served as CFO for Skinmarket, a startup teenage cosmetic retailer, from March 2000 through March 2002. Mr. Kyees was also CFO for HC Holdings from December 1997 through March 2000. From May 1997 through December 1997, Mr. Kyees was CFO for Ashley Stewart and from November 1984 through January 1997 Mr. Kyees was CFO for Express, which is a division of The Limited Brands, Inc.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Senk, a director since 2004, has served as President of Anthropologie, Inc. since April 1994. Mr. Senk was named Executive Vice President of Urban Outfitters, Inc. in May 2002, and assumed responsibility for the Company’s Free People division in May 2003. The Board of Directors, at the Chairman’s recommendation, is expected to elect Mr. Senk to a newly created position of Chief Executive Officer at its regularly scheduled Board Meeting on May 22, 2007. If elected, Mr. Senk would oversee each of the three existing brands and the corporate shared services functions. Prior to joining the Company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England. Mr. Senk began his retail career at Bloomingdale’s, where he served in a variety of roles including Managing Director of Bloomingdale’s By Mail. Mr. Senk serves as a director of MD Beauty, Inc. and Bare Escentuals.

Mr. Marlow has served as President of the Urban Brand, Worldwide since July 2001. Prior to joining the Company, for the period from September 2000 to July 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development, Production and Marketing at Chicos FAS, Inc., a clothing retailer. Previously, he was Senior Vice President at Saks Fifth Avenue from November 1998 to September 2000, where he was responsible for all Saks Fifth Avenue private brand product development. From January 1995 to November 1998, Mr. Marlow served as President and Chief Executive Officer of Henri Bendel, a division of The Limited Brands, Inc.

Mr. Ross joined Urban Outfitters in October 1997 and assumed responsibility for the Controller position in early 1999. Prior to joining the Company, Mr. Ross had been the Controller for American Appliance, Inc., a northeast regional appliance retail chain. Previous to his 13-year tenure in the retail industry, Mr. Ross worked in the public accounting sector in audit and advisory services. Mr. Ross obtained his CPA license in 1994.

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

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and until January, 2007 served as Co-Chair of its Real Estate Group.

Mr. Lawson, a director since 1985, has been an independent consultant and private investor since November 2001. From November 2001 until November 2003, he also served as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly owned subsidiary of FleetBoston Financial Corporation in March 2001.

Mr. Strouse, a director since 2002, serves as Chief Operating Officer of Wind River Holdings, L.P. since 1999, and as its President since 2003. Wind River oversees a diversified group of industrial, service and real estate businesses.

Code of Ethics

We have adopted a code of conduct and ethics, applicable to all employees, officers and directors of the Company, that provides an ethical and legal framework for business practices and conduct to which such persons must adhere. Any waivers to the code will be disclosed in a Current Report on Form 8-K. A copy of this code is available on our website at www.urbanoutfittersinc.com or you may request a copy in writing addressed to: Investor Relations, Urban Outfitters, Inc., 5000 South Broad Street, Philadelphia, PA 19112-1495.

Section 16(a). Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.1	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2004.

10.2*	First Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

10.3+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004.

10.4+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.5+	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.

10.6+	2000 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

14.1	Code of Conduct and Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2004.

21.1*	List of Subsidiaries.

Exhibit Number	Description
23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

March 30, 2007	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, President and Director	March 30, 2007

/s/ JOHN E. KYEES John E. Kyees (Principal Financial Officer)	Chief Financial Officer	March 30, 2007

/s/ ROBERT ROSS Robert Ross	Controller	March 30, 2007

/s/ GLEN T. SENK Glen T. Senk	Director and Executive Vice President; President, Anthropologie, Inc.	March 30, 2007

/s/ SCOTT A. BELAIR Scott A. Belair	Director	March 30, 2007

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	March 30, 2007

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	March 30, 2007

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	March 30, 2007

URBAN OUTFITTERS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urban Outfitters, Inc.:

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Urban Outfitters, Inc. and subsidiaries for the year ended January 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Urban Outfitters, Inc. and subsidiaries for the year ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 18, 2005, except as to the

fourth paragraph of Note 2,

which is as of March 31, 2006

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$27,267	$49,912
Marketable securities	132,011	141,883
Accounts receivable, net of allowance for doubtful accounts of $849 and $445, respectively	20,871	14,324
Inventories	154,387	140,377
Prepaid expenses and other current assets	27,286	33,993
Deferred taxes	4,583	4,694

Total current assets	366,405	385,183

Property and equipment, net	445,698	299,291
Marketable securities	62,322	64,748
Deferred income taxes and other assets	24,826	19,983

	$899,251	$769,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,934	$41,291
Accrued compensation	5,092	12,673
Accrued expenses and other current liabilities	72,292	79,544

Total current liabilities	135,318	133,508
Deferred rent	88,650	74,817

Total liabilities	223,968	208,325

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 164,987,463 and 164,831,477 issued and outstanding, respectively	17	16
Additional paid-in capital	128,586	134,146
Retained earnings	542,396	426,190
Accumulated other comprehensive income	4,284	528

Total shareholders’ equity	675,283	560,880

	$899,251	$769,205

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2007	2006	2005
Net sales	$1,224,717	$1,092,107	$827,750
Cost of sales, including certain buying, distribution and occupancy costs	772,796	643,501	489,000

Gross profit	451,921	448,606	338,750
Selling, general and administrative expenses	287,932	240,907	190,384

Income from operations	163,989	207,699	148,366
Interest income	6,531	5,486	2,577
Other income	353	775	435
Other expenses	(715)	(1,563)	(1,186)

Income before income taxes	170,158	212,397	150,192
Income tax expense	53,952	81,601	59,703

Net income	$116,206	$130,796	$90,489

Net income per common share:
Basic	$0.71	$0.80	$0.56

Diluted	$0.69	$0.77	$0.54

Weighted average common shares outstanding:
Basic	164,679,786	163,717,726	161,419,898

Diluted	168,652,005	169,936,041	167,303,450

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Compre- hensive Income	Common Shares		Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Income	Total
		Number of Shares	Par Value
Balances as of February 1, 2004		159,553,084	$16	$83,271	$—	$204,905	$1,938	$290,130
Net income	$90,489	—	—	—	—	90,489	—	90,489
Foreign currency translation	1,002	—	—	—	—	—	1,002	1,002
Unrealized losses on marketable securities, net of tax	(470)	—	—	—	—	—	(470)	(470)

Comprehensive income	$91,021

Restricted stock issued		400,000	—	5,766	(5,766)	—	—	—
Amortization of unearned compensation		—	—	—	708	—	—	708
Exercise of stock options		2,941,804	—	6,917	—	—	—	6,917
Tax effect of exercises		—	—	13,468	—	—	—	13,468

Balances as of January 31, 2005		162,894,888	16	109,422	(5,058)	295,394	2,470	402,244
Net income	$130,796	—	—	—	—	130,796	—	130,796
Foreign currency translation	(1,909)	—	—	—	—	—	(1,909)	(1,909)
Unrealized losses on marketable securities, net of tax	(33)	—	—	—	—	—	(33)	(33)

Comprehensive income	$128,854

Amortization of unearned compensation		—	—	—	1,153	—	—	1,153
Exercise of stock options		1,936,589	—	15,230	—	—	—	15,230
Tax effect of exercises		—	—	13,399	—	—	—	13,399

Balances as of January 31, 2006		164,831,477	16	138,050	(3,905)	426,190	528	560,880
Net income	$116,206	—	—	—	—	116,206	—	116,206
Foreign currency translation	3,614	—	—	—	—	—	3,614	3,614
Unrealized losses on marketable securities, net of tax	142	—	—	—	—	—	142	142

Comprehensive income	$119,962

Share-based compensation		—	—	3,497	—	—	—	3,497
Unearned compensation reclass		—	—	(3,905)	3,905	—	—
Exercise of stock options		1,375,986	1	6,350	—	—	—	6,351
Tax effect of exercises		—	—	5,394	—	—	—	5,394
Share repurchase		(1,220,000)	—	(20,801)	—	—	—	(20,801)

Balances as of January 31, 2007		164,987,463	$17	$128,586	$—	$542,396	$4,284	$675,283

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$116,206	$130,796	$90,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,713	39,340	31,858
Provision for deferred income taxes	(4,959)	(6,870)	(2,884)
Tax benefit of stock option exercises	(5,394)	13,399	13,468
Stock-based compensation expense	3,497	1,153	708
Loss (gain) on disposition of property and equipment, net	1,393	(631)	—
Changes in assets and liabilities:
Increase in receivables	(6,371)	(6,002)	(1,635)
Increase in inventories	(13,416)	(41,597)	(35,651)
Decrease (increase) in prepaid expenses and other assets	6,848	(14,201)	(6,231)
Increase in accounts payable, accrued expenses and other liabilities	33,600	33,804	59,873

Net cash provided by operating activities	187,117	149,191	149,995

Cash flows from investing activities:
Cash paid for property and equipment	(212,029)	(127,730)	(75,141)
Proceeds on disposition of property and equipment	—	3,769	—
Purchases of marketable securities	(182,653)	(416,018)	(586,093)
Sales and maturities of marketable securities	193,274	396,304	530,301

Net cash used in investing activities	(201,408)	(143,675)	(130,933)

Cash flows from financing activities:
Exercise of stock options	6,351	15,230	6,917
Excess tax benefit of stock option exercises	5,394	—	—
Share Repurchases	(20,801)	—	—

Net cash (used in) provided by financing activities	(9,056)	15,230	6,917

Effect of exchange rate changes on cash and cash equivalents	702	(565)	433

(Decrease) increase in cash and cash equivalents	(22,645)	20,181	26,412
Cash and cash equivalents at beginning of period	49,912	29,731	3,319

Cash and cash equivalents at end of period	$27,267	$49,912	$29,731

Supplemental cash flow information:
Cash paid during the year for:
Interest	$153	$18	$126

Income taxes	$52,535	$79,182	$44,970

Non-cash investing activities—Accrued capital expenditures	$14,618	$27,986	$4,296

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, three catalogs and four web sites. As of January 31, 2007 and 2006, the Company operated 207 and 175 stores, respectively. Stores located in the United States totaled 195 as of January 31, 2007 and 165 as of January 31, 2006, while operations in Europe and Canada included nine stores and three stores as of January 31, 2007, respectively and seven stores and three stores as of January 31, 2006, respectively. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,500 better specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2007 ended on January 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Urban Outfitters, Inc. and its wholly owned subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2007 and 2006, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Marketable securities as of January 31, 2007 and 2006 were classified as available-for-sale.

The Company also includes disclosure about its investments that are in an unrealized loss position for which other-than-temporary impairments have not been recognized in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments”.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2007, 2006 and 2005 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2007	$445	$2,192	$(1,788)	$849
Year ended January 31, 2006	$586	$1,156	$(1,297)	$445
Year ended January 31, 2005	$651	$922	$(987)	$586

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. The majority of inventory at January 31, 2007 and 2006 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

Property and Equipment

Property and equipment are stated at cost and primarily consist of store related leasehold improvements, buildings and furniture and fixtures. Depreciation and amortization are typically computed using the straight-line method over five years for furniture and fixtures, the lesser of the lease term or useful life for leasehold improvements, three to ten years for other operating equipment and 39 years for buildings. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2007.

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

The Company records rent expense on a straight-line basis over the lease period commencing on the date that the premises is turned over from the landlord. The lease period includes the construction period to make the leased space suitable for operating during which time the Company is not permitted

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to occupy the space. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

The Company classifies tenant improvement allowances on its consolidated financial statements within deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying consolidated statements of cash flows.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Payment for merchandise at the Company’s stores and direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. The Company maintains an allowance for doubtful accounts for its wholesale business accounts receivable which management reviews on a monthly basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2007, 2006 and 2005 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2007	$6,390	$29,376	$(26,850)	$8,916
Year ended January 31, 2006	$4,527	$21,959	$(20,096)	$6,390
Year ended January 31, 2005	$2,312	$14,898	$(12,683)	$4,527

Cost of Sales, Including Certain Buying, Distribution and Occupancy Costs

Cost of sales, including certain buying, distribution and occupancy costs includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink; store occupancy costs including rent and depreciation; customer shipping expense for direct-to-consumer orders; in-bound

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and outbound freight; U.S. Customs related taxes and duties; inventory acquisition and purchasing costs; warehousing and handling costs and other inventory acquisition related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes expenses such as (i) direct selling and selling supervisory expenses; (ii) various corporate expenses such as information systems, finance, loss prevention, human resources, and executive management expenses; and (iii) other associated general expenses.

Shipping and Handling Fees and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing which are composed of catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our web sites. These costs are amortized over the period in which the customer responds to the marketing material and is determined based on historical response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog or web promotion is typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,155 and $2,747 as of January 31, 2007 and 2006, respectively. Advertising expenses were $35,882, $30,033 and $22,455 for fiscal 2007, 2006 and 2005, respectively.

Start-up Costs

The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2007, 2006 and 2005, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated United States federal income tax return (see Note 7).

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and non-vested shares, into shares of common stock as if those securities were exercised (see Note 9).

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of employee stock options and non-vested shares, to be recognized in the financial statements based on their fair values at date of grant. Under SFAS No. 123R, companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and to recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Effective February 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method and as such, results for prior periods have not been restated. Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 31, 2006, are based on the same estimate of the grant-date fair value and the same amortization method that was previously used in the SFAS No. 123 pro forma disclosure. The Company has used the Black-Scholes-Merton (“Black Scholes”) model to determine

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the grant date fair value of its share-based awards and FASB Interpretation No. 28 (“FIN 28”) to amortize its stock-based compensation expense over the vesting term and has continued using these two methods under SFAS No. 123R. Compensation expense is recognized based on grant date fair value only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the pro forma disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The effect of forfeitures on the pro forma expense amounts were recognized based on actual historical forfeitures. No compensation expense was historically recognized for the Company’s stock option plans because the quoted market price of the Company’s common shares at the date of grant was not in excess of the amount an employee must pay to acquire the common shares (see Note 8).

Accumulated Other Comprehensive Income

Comprehensive income is comprised of two subsets—net income and other comprehensive income. Amounts in accumulated other comprehensive income relate to foreign currency translation adjustments and unrealized gains (losses) on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. As of January 31, 2007, 2006 and 2005, accumulated other comprehensive income consists of foreign currency translation adjustments of $4,667, $1,053 and $2,962, respectively and unrealized losses on marketable securities, net of tax of $383, $525 and $490, respectively. In addition, reclassification adjustments for realized losses of $8 for fiscal 2007, and realized gains of $32 and $123 for fiscal 2006 and 2005, respectively, are included in net income.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income within shareholders’ equity. Transaction gains and losses are included in operating results and were not material in fiscal 2007, 2006 and 2005.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with high-quality institutions and, by policy, limiting the amount of credit exposure to any one institution. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the likelihood of collecting its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 159 could have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 157 could have on its consolidated financial statements.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an effect on the Company’s consolidated financial statements.

In June 2006, the EITF ratified its consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 addresses what type of government assessments should be included within the scope of EITF 06-3, and how such government assessments should be presented in the income statement. The EITF concluded that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition the EITF also concluded that the presentation of taxes, within the scope of EITF 06-3, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies”. In addition, for any such taxes that are reported on a gross basis, a company

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The EITF observed that because EITF 06-3 requires only the presentation of additional disclosures, an entity would not be required to re-evaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt the disclosure requirements of EITF 06-3 effective February 1, 2007; however, since the Company presents its revenue on a net basis, no further disclosure under EITF 06-3 will be required.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to result in adjustments to our tax contingency reserves and deferred income taxes which could be material, with an offsetting adjustment to retained earnings in the first quarter of fiscal year 2008. We have not completed our evaluation of FIN 48 nor measured its impact on our consolidated financial statements.

3. Marketable Securities

The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of January 31, 2007 and 2006 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2007
Municipal bonds:
Maturing in less than one year	$33,287	$—	$(126)	$33,161
Maturing after one year through four years	62,784	9	(471)	62,322

	96,071	9	(597)	95,483

Auction rate instruments:
Maturing in less than one year	98,850	—	—	98,850

	$194,921	$9	$(597)	$194,333

As of January 31, 2006
Municipal bonds:
Maturing in less than one year	$30,891	$12	$(95)	$30,808
Maturing after one year through four years	65,472	1	(725)	64,748

	96,363	13	(820)	95,556

Auction rate instruments:
Maturing in less than one year	111,075	—	—	111,075

	$207,438	$13	$(820)	$206,631

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the sale and maturities of available-for-sale securities were $193,274, $396,304 and $530,301 in fiscal 2007, 2006 and 2005, respectively. The Company included in other income, gross realized losses of $8 in fiscal 2007, and gross realized gains in fiscal 2006 and 2005 of $32 and $123 respectively.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2007 and January 31, 2006, respectively.

	January 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total municipal bonds	$35,802	$(110)	$54,670	$(487)	$90,472	$(597)

	January 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total municipal bonds	$32,996	$(236)	$48,489	$(584)	$81,485	$(820)

The unrealized losses presented above are primarily due to changes in market interest rates. At January 31, 2007 and 2006, there were a total of 53 and 50 issued securities, respectively, with an unrealized loss position within the Company’s portfolio. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company has the ability to realize the full value of all of these investments upon maturity.

4. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2007	2006
Land	$543	$543
Buildings	92,376	4,331
Furniture and fixtures	153,594	115,946
Leasehold improvements	370,435	280,640
Other operating equipment	27,175	26,961
Construction-in-progress	15,903	39,200

	660,026	467,621
Accumulated depreciation and amortization	(214,328)	(168,330)

Total	$445,698	$299,291

Depreciation and amortization expense for property and equipment for fiscal 2007, 2006 and 2005 was $53,895, $37,080 and $29,777, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2007	2006
Accrued rents and estimated property taxes	$6,966	$5,968
Gift certificates and merchandise credits	17,268	14,348
Accrued construction	10,704	23,982
Accrued income taxes	10,592	12,075
Other current liabilities	26,762	23,171

Total	$72,292	$79,544

6. Line of Credit Facility

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50,000 at our discretion, subject to a seven day request period. As of January 31, 2007, the credit limit under the Line is $42,500. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006 we amended our line to increase our capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of January 31, 2007, we were in compliance with all covenants under the Line. As of and during the fiscal year ended January 31, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $32,341 as of January 31, 2007. The available borrowing, including the accordion feature, under the Line was $17,659 as of January 31, 2007. We plan to renew the Line during fiscal 2008 and expect the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy our letter of credit needs through fiscal 2010.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2007	2006	2005
Domestic	$161,985	$206,902	$145,844
Foreign	8,173	5,495	4,348

	$170,158	$212,397	$150,192

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2007	2006	2005
Current:
Federal	$48,893	$68,865	$54,700
State	8,442	17,588	6,546
Foreign	1,576	2,018	1,341

	58,911	88,471	62,587

Deferred:
Federal	6	(2,388)	(2,133)
State	(2,333)	(3,628)	(665)
Foreign	284	(2,049)	107

	(2,043)	(8,065)	(2,691)

Change in valuation allowances	(2,916)	1,195	(193)

	$53,952	$81,601	$59,703

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2007	2006	2005
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.3	4.2	4.4
Foreign taxes	(2.3)	(0.1)	(0.2)
Federal rehabilitation tax credits	(2.8)	—	—
Other	(0.5)	(0.7)	0.6

Effective tax rate	31.7%	38.4%	39.8%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities as of January 31, 2007 and 2006 are as follows:

	January 31,
	2007	2006
Deferred tax liabilities:
Prepaid expenses	$(1,911)	$(1,504)
Depreciation	(14,718)	(11,892)

Gross deferred tax liabilities	(16,629)	(13,396)

Deferred tax assets:
Deferred rent	34,681	29,819
Inventories	3,721	3,460
Accounts receivable	648	572
Net operating loss carryforwards	2,692	3,361
Accrued salaries and benefits, and other	3,602	3,181

Gross deferred tax assets, before valuation allowances	45,344	40,393

Valuation allowances	(231)	(3,147)

Net deferred tax assets	$28,484	$23,850

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2007 and 2006, respectively, $17,335 and $16,696 were attributable to U.S. federal, $8,204 and $6,778 were attributed to state jurisdictions and $2,945 and $376 were attributed to foreign jurisdictions.

As of January 31, 2007, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $2,692 that do not expire. At January 31, 2006, The Company had a full valuation allowance for certain foreign net operating loss carryforwards where it was uncertain the carryforwards would be utilized. In fiscal 2007, the Company determined that it was more likely than not, that these carryforwards would be utilized; therefore, valuation allowances were reversed. The Company had no valuation allowance for certain other foreign net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2007 and 2006, the non-current portion of net deferred tax assets aggregated $23,901 and $19,156, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $17,007 as of January 31, 2007. These earnings are deemed to be permanently re-invested to finance growth programs.

As of January 31, 2007, the Company has tax contingency reserves of approximately $5,945 included in accrued expenses and other current liabilities. The Company recorded interest, net of any applicable related tax benefit, on potential tax contingencies as a component of its tax expense.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Share-Based Compensation

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 10,000,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a period of three or five years, with options becoming exercisable in equal installments over the vesting period. However, options granted to non-employee directors generally vest over a period of one year and certain grants issued during fiscal 2006 and 2005 fully vested within six months of the date of grant. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of January 31, 2007, 940,750 and 701,600 common shares were available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

Under the provisions of SFAS No. 123R, the Company recorded $2,344 of stock compensation related to stock option awards as well as related tax benefits of $499 in the Company’s Consolidated Statements of Income for the fiscal year ended January 31, 2007, or less than $0.01 for both basic and diluted earnings per share. During fiscal 2007, the Company granted 125,000 stock options. The estimated fair value of options granted was calculated using a Black Scholes option pricing model. The Black Scholes model incorporates assumptions to value stock-based awards. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The table below outlines the weighted average assumptions for these grants:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected life, in years	6.8	6.5	5.3
Risk-free interest rate	4.8%	4.4%	4.3%
Volatility	54.4%	55.5%	51.0%
Dividend rate	—	—	—

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 2% for its unvested options. Under the true-up provisions of SFAS No. 123R, the Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No compensation expense related to stock option grants has been recorded in the Consolidated Statements of Income for fiscal 2006 and 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

SFAS No. 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all its employee stock options under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended January 31, 2006 and 2005.

	Fiscal Year Ended January 31,
	2006	2005
Net income—as reported	$130,796	$90,489
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effect	710	427
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(60,462)	(24,912)

Net income—pro forma	$71,044	$66,004

Net income per common share—basic—as reported	$0.80	$0.56

Net income per common share—basic—pro forma	$0.43	$0.41

Net income per common share—diluted—as reported	$0.77	$0.54

Net income per common share—diluted—pro forma	$0.42	$0.40

Total compensation cost of stock options granted but not yet vested, as of January 31, 2007, was $1,677, which is expected to be recognized over the weighted average period of 1.57 years.

The following tables summarize activity under all stock option plans for the respective periods:

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except per share data)
Weighted-average fair value of options granted per share	$11.62	$13.62	$7.14
Intrinsic value of options exercised	$20,822	$33,080	$35,103
Cash received from option exercises	$6,351	$15,230	$6,917
Actual tax benefit realized for tax deductions from option exercises	$5,394	$13,399	$13,468

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding options under these plans is as follows:

	Fiscal 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Options outstanding at beginning of year	15,022,161	$14.76
Options granted	125,000	19.93
Options exercised	(1,375,986)	4.63
Options forfeited	(140,000)	4.00
Options expired	(275,500)	22.58

Options outstanding at end of year	13,355,675	15.61	7.0	$117,396

Options outstanding expected to vest at end of year	13,091,600	15.61	7.0	$115,075

Options exercisable at end of year	11,474,894	17.27	7.1	$81,816

Weighted average fair value of options granted per share	$11.62

(1)	The aggregate intrinsic value in this table was calculated based upon the closing price of the Company’s common shares on January 31, 2007, which was $24.40, and the exercise price of the underlying options, provided the closing price exceeded the exercise price.

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 0.00 - $ 3.11	2,690,115	4.5	$1.84	2,040,034	$1.64
$ 3.12 - $ 6.22	2,367,750	6.0	4.34	1,458,950	4.32
$ 6.23 - $ 9.33	256,000	5.0	9.10	144,000	9.12
$12.44 - $15.56	3,255,660	7.4	14.33	3,167,660	14.32
$18.67 - $21.78	110,000	9.4	19.59	—	—
$21.79 - $24.89	280,000	8.0	23.57	265,000	23.63
$24.90 - $28.00	202,000	8.4	27.45	202,000	27.45
$28.01 - $31.11	4,194,150	8.8	30.98	4,197,250	30.98

	13,355,675	7.0	15.61	11,474,894	17.27

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-vested Shares

The Company may make non-vested share awards to employees, non-employee directors and consultants. A non-vested shares award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment combined with the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation was recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations. During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 and a weighted average grant date fair value of $14.42 per share. Share-based compensation resulting from this grant of $1,153 is included in the accompanying Consolidated Statements of Income for each fiscal year ended January 31, 2007, 2006 and $708 for the fiscal year ended January 31, 2005, as well as, related tax benefits of $484, $763 and $0, respectively. As of January 31, 2007, this is the only grant of non-vested shares and none of these shares have vested as of January 31, 2007. Total unrecognized compensation cost of non-vested shares granted, as of January 31, 2007 was $ 2,752, which is expected to be recognized over the period of 2.4 years.

9. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2007	2006	2005
Basic weighted average shares outstanding	164,679,786	163,717,726	161,419,898
Effect of dilutive options and restricted stock	3,972,219	6,218,315	5,883,552

Diluted weighted average shares outstanding	168,652,005	169,936,041	167,303,450

For the fiscal years ended January 31, 2007, 2006 and 2005, options to purchase 4,763,375 shares ranging in price from $15.48 to $31.11, options to purchase 1,256,688 shares ranging in price from $23.55 to $31.11 and options to purchase 1,114,000 shares ranging in price from $13.72 to $23.76, were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was anti-dilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2008	$92,280
2009	95,008
2010	89,598
2011	77,963
2012	74,234
Thereafter	290,702

Total minimum lease payments	$719,785

Amounts noted above include commitments for 27 executed leases for stores not opened as of January 31, 2007. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2007	2006	2005
Minimum and percentage rentals	$73,058	$61,603	$54,992
Contingent rentals	1,991	3,309	2,329

Total	$75,049	$64,912	$57,321

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $26,769 and contracts with store construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $4,922.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $812, $691 and $527 for fiscal years 2007, 2006 and 2005, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, is a partner in the law firm of Drinker Biddle & Reath LLP (“DBR”), which provides real estate, regulatory and general legal services to the Company. Fees paid to DBR during fiscal 2007, 2006 and 2005 were $1,493, $1,458 and $1,162, respectively. Fees due to DBR as of January 31, 2007 for services rendered were approximately $572.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2007, 2006 and 2005. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s directors and is president and the sole shareholder of The McDevitt Company. There were no amounts due to The McDevitt Company as of January 31, 2007.

12. Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale”. The Company’s Retail segment consists of the aggregation of its three brands operating through 207 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and includes their direct marketing campaigns which consist of three catalogs and four web sites as of January 31, 2007. Our retail stores and their direct marketing campaigns are considered operating segments. Net sales from the retail segment accounted for more than 93% of total consolidated net sales for the years ended January 31, 2007, 2006 and 2005. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,500 better specialty retailers worldwide.

The Company has aggregated its retail stores and associated direct marketing campaigns into a Retail segment based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding inter-company charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, and other assets, and which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the retail and wholesale segment are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2007	2006	2005
Net sales
Retail operations	$1,150,511	$1,038,842	$800,361
Wholesale operations	79,687	57,363	29,389
Intersegment elimination	(5,481)	(4,098)	(2,000)

Total net sales	$1,224,717	$1,092,107	$827,750

Income from operations
Retail operations	$159,338	$202,790	$153,217
Wholesale operations	18,319	13,888	4,091
Intersegment elimination	(1,504)	(891)	(300)

Total segment operating income	176,153	215,787	157,008
General corporate expenses	(12,164)	(8,088)	(8,642)

Total income from operations	$163,989	$207,699	$148,366

Depreciation and amortization expense for property and equipment
Retail operations	$53,458	$36,924	$29,623
Wholesale operations	437	156	154

Total depreciation and amortization expense for property and equipment	$53,895	$37,080	$29,777

Inventories
Retail operations	$141,850	$131,704	$94,914
Wholesale operations	12,537	8,673	4,082

Total inventories	$154,387	$140,377	$98,996

Property and equipment, net
Retail operations	$443,879	$297,509	$191,695
Wholesale operations	1,819	1,782	1,097

Total property and equipment, net	$445,698	$299,291	$192,792

Cash paid for property and equipment
Retail operations	$211,533	$126,790	$74,954
Wholesale operations	496	940	187

Total cash paid for property and equipment	$212,029	$127,730	$75,141

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon our domestic and foreign operations, are as follows:

Net sales
Domestic operations	$1,132,053	$1,026,589	$781,894
Foreign operations	92,664	65,518	45,856

Total net sales	$1,224,717	$1,092,107	$827,750

Property and equipment, net
Domestic operations	$405,345	$260,398	$174,778
Foreign operations	40,353	38,893	18,014

Total property and equipment, net	$445,698	$299,291	$192,792