Form 10-Q
period 2007-04-30
URBAN OUTFITTERS INC
filed 2007-06-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                          Accelerated filer  ☐                          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value—165,683,935 shares outstanding on June 7, 2007.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	April 30, 2007	January 31, 2007	April 30, 2006
	(unaudited)	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,171	$27,267	$28,106
Marketable securities	133,508	132,011	146,725
Accounts receivable, net of allowance for doubtful accounts of $820, $849 and $753, respectively	22,037	20,871	23,686
Inventories	168,131	154,387	140,726
Prepaid expenses, deferred taxes and other current assets	33,927	31,869	38,299

Total current assets	388,774	366,405	377,542
Property and equipment, net	455,601	445,698	335,307
Marketable securities	62,865	62,322	63,711
Deferred income taxes and other assets	30,046	24,826	22,375

Total Assets	$937,286	$899,251	$798,935

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$61,794	$57,934	$57,468
Accrued expenses, accrued compensation and other current liabilities	72,076	77,384	77,641

Total current liabilities	133,870	135,318	135,109
Deferred rent and other liabilities	91,620	88,650	78,017

Total liabilities	225,490	223,968	213,126

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 165,555,935, 164,987,463 and 165,137,317 shares issued and outstanding, respectively	17	17	17
Additional paid-in capital	135,334	128,586	138,054
Retained earnings	571,111	542,396	446,489
Accumulated other comprehensive income	5,334	4,284	1,249

Total shareholders’ equity	711,796	675,283	585,809

Total Liabilities and Shareholders’ Equity	$937,286	$899,251	$798,935

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2007	2006
Net sales	$314,544	$270,007
Cost of sales, including certain buying, distribution and occupancy costs	201,929	173,239

Gross profit	112,615	96,768
Selling, general and administrative expenses	76,599	65,217

Income from operations	36,016	31,551
Other income, net	1,802	1,412

Income before income taxes	37,818	32,963
Income tax expense	8,451	12,664

Net income	$29,367	$20,299

Net income per common share:
Basic	$0.18	$0.12

Diluted	$0.17	$0.12

Weighted average common shares outstanding:
Basic	164,826,058	164,576,157

Diluted	168,799,775	168,020,879

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Comprehensive Income	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Par Value
Balances at February 1, 2007		164,987,463	$17	$128,586	$542,396	$4,284	$675,283
Net income	$29,367	—	—	—	29,367	—	29,367
Foreign currency translation	916	—	—	—	—	916	916
Cumulative impact of changes in accounting for uncertainties in income taxes (FIN 48 – see Note 5)	—	—	—	—	(652)	—	(652)
Unrealized gain on marketable securities, net of tax	134	—	—	—	—	134	134

Comprehensive income	$30,417

Stock-based compensation		—	—	757	—	—	757
Exercise of stock options		568,472	—	1,767	—	—	1,767
Tax effect of stock option exercises		—	—	4,224	—	—	4,224

Balances at April 30, 2007		165,555,935	$17	$135,334	$571,111	$5,334	$711,796

Balances at February 1, 2006		164,831,477	$16	$134,146	$426,190	$528	$560,880
Net income	$20,299	—	—	—	20,299	—	20,299
Foreign currency translation	879	—	—	—	—	879	879
Unrealized loss on marketable securities, net of tax	(158)	—	—	—	—	(158)	(158)

Comprehensive income	$21,020

Stock-based compensation		—	—	691	—	—	691
Exercise of stock options		305,840	1	1,409	—	—	1,410
Tax effect of stock option exercises		—	—	1,808	—	—	1,808

Balances at April 30, 2006		165,137,317	$17	$138,054	$446,489	$1,249	$585,809

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$29,367	$20,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,540	11,937
Excess tax benefits from stock-based compensation	(4,224)	(1,808)
Stock-based compensation expense	757	691
Loss on disposition of property and equipment, net	105	275
Changes in assets and liabilities:
Increase in receivables	(1,111)	(9,330)
Increase in inventories	(13,585)	(146)
(Increase) decrease in prepaid expenses and other assets	(2,043)	2,007
Increase in payables, accrued expenses and other liabilities	3,716	11,114

Net cash provided by operating activities	29,522	35,039

Cash flows from investing activities:
Cash paid for property and equipment	(29,435)	(55,692)
Purchases of marketable securities	(33,013)	(35,607)
Sales and maturities of marketable securities	30,675	31,061

Net cash used in investing activities	(31,773)	(60,238)

Cash flows from financing activities:
Exercise of stock options	1,767	1,410
Excess tax benefits from stock-based compensation	4,224	1,808

Net cash provided by financing activities	5,991	3,218

Effect of exchange rate changes on cash and cash equivalents	164	175

Increase (decrease) in cash and cash equivalents	3,904	(21,806)
Cash and cash equivalents at beginning of period	27,267	49,912

Cash and cash equivalents at end of period	$31,171	$28,106

Supplemental cash flow information:
Cash paid during the year for:
Interest	$37	$11

Income Taxes	$10,402	$19,637

Non-cash investing activities—Accrued capital expenditures	$6,634	$18,850

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the United States Securities and Exchange Commission on March 30, 2007.

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2008 will end on January 31, 2008.

2.	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 159 could have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 157 could have on its condensed consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF 06-03 addresses what type of government assessments should be included within the scope of EITF 06-03, and how such government assessments should be presented in the income statement. The EITF reached a conclusion that the scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition, the EITF also reached a conclusion that the presentation of taxes, within the scope of EITF 06-03, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies”. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for reporting periods beginning after December 15, 2006. The Company adopted the disclosure requirements of EITF 06-03 effective February 1, 2007, however, since the Company presents its revenue on a net basis, no further disclosure under EITF 06-03 is required.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted FIN 48 on February 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company has recorded the cumulative effect of applying FIN 48 of $0.7 million as an adjustment to the opening balance of retained earnings on February 1, 2007. See Note 5, “Income Taxes,” for additional information.

3.	Marketable Securities

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2007, January 31, 2007 and April 30, 2006 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2007
Municipal bonds:
Maturing in less than one year	$27,926	$—	$(138)	$27,788
Maturing after one year through four years	63,108	23	(266)	62,865

	91,034	23	(404)	90,653

Auction rate instruments:
Maturing in less than one year	105,720	—	—	105,720

	$196,754	$23	$(404)	$196,373

As of January 31, 2007
Municipal bonds:
Maturing in less than one year	$33,287	$—	$(126)	$33,161
Maturing after one year through four years	62,784	9	(471)	62,322

	96,071	9	(597)	95,483

Auction rate instruments:
Maturing in less than one year	98,850	—	—	98,850

	$194,921	$9	$(597)	$194,333

As of April 30, 2006
Municipal bonds:
Maturing in less than one year	$34,194	$12	$(156)	$34,050
Maturing after one year through four years	64,619	1	(909)	63,711

	98,813	13	(1,065)	97,761

Auction rate instruments:
Maturing in less than one year	112,675	—	—	112,675

	$211,488	$13	$(1,065)	$210,436

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds and maturities from the sale of available-for-sale securities were $30,675 and $31,061 for the three months ended April 30, 2007 and 2006, respectively. For the three months ended April 30, 2007 there were no realized gains or losses included in other income. During the three months ended April 30, 2006, $8 of realized losses were included in other income.

4.	Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at the Company’s discretion, subject to a seven day request period. As of April 30, 2007, the credit limit under the Line was $42.5 million. The Line contains a sub-limit for borrowings by European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt ratios. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006 the Company amended its line to increase the capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of April 30, 2007, the Company was in compliance with all covenants under the Line. As of and during the three months ended April 30, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $28.0 million as of April 30, 2007. The available credit, including the accordion feature, under the Line was $22.0 million as of April 30, 2007. The Company plans to renew the Line during fiscal 2008 and expects the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy its letter of credit needs through fiscal 2010.

5.	Income Taxes

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $5.0 million increase in the liability for unrecognized tax benefits, which is partially offset by an increase to the deferred tax asset of $4.3 million, resulting in a decrease to the February 1, 2007 retained earnings balance of $0.7 million. The amount of unrecognized tax benefits at February 1, 2007 was $8.7 million, of which $6.4 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of April 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of February 1, 2007, the Company had recorded liabilities of approximately $1.4 million and $0.7 million for the payment of interest and penalties, respectively. The liabilities for the payment of interest and penalties did not materially change as of April 30, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During the quarter ended April 30, 2007, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s Federal income tax return for the period ended January 31, 2005. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2004. State jurisdictions that remain subject to examination range from fiscal 2001 to 2006, with few exceptions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months as a result of any of these examinations.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Stock Based Employee Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Under this transition method, compensation cost in fiscal 2007 and fiscal 2008 includes the portion of vesting in the period for (1) all share-based payments granted prior to, but not yet vested as of January 31, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and (2) all share-based payments granted subsequent to January 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock Options

Under the provisions of SFAS 123R, the Company recorded $476 and $410 of stock compensation related to stock option awards as well as related tax benefits of $139 and $78 in its Condensed Consolidated Statements of Income for the three months ended April 30, 2007 and 2006 respectively, or less than $.01 for both basic and diluted earnings per share for each of these periods. During the three months ended April 30, 2007, the Company granted 10,000 stock option awards. The Company did not grant any stock option awards during the three months ended April 30, 2006. The estimated fair value of the options granted was calculated using a Black Scholes option pricing model. Total compensation cost of stock options granted but not yet vested, as of April 30, 2007, was $1,278, which is expected to be recognized over the weighted average period of 1.44 years.

Restricted Shares

During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $281 is included in the accompanying Condensed Consolidated Statements of Income for each of the three month periods ended April 30, 2007 and 2006 as well as related tax benefits of $104 and $116, respectively. As of April 30, 2007, this was the only grant of non-vested shares, and none of these shares had vested as of that date. Total unrecognized compensation cost of non-vested shares granted, as of April 30, 2007, was $2,471, which is expected to be recognized over the weighted average period of 2.1 years.

7.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2007	2006
Basic weighted average shares outstanding	164,826,058	164,576,157
Effect of dilutive options and restricted stock	3,973,717	3,444,722

Diluted weighted average shares outstanding	168,799,775	168,020,879

For the three months ended April 30, 2007 and 2006, options to purchase 4,249,750 common shares with an exercise price range of $24.94 to $31.11 and options to purchase 4,657,750 common shares with an exercise price of $27.45 to $31.11, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

9.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its three brands operating through 213 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of April 30, 2007. The Company’s retail stores and their direct marketing campaigns are considered an operating segment. Net sales from the Retail segment accounted for more than 93% of total consolidated net sales for the three months ended April 30, 2007 and 2006. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the Retail segment and to approximately 1,500 better specialty retailers worldwide.

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

The accounting policies of the operating segments are the same as the policies described in Item 2, “Critical Accounting Policies and Estimates.” Both the Retail and Wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	April 30, 2007	January 31, 2007	April 30, 2006
Inventories
Retail operations	$156,599	$141,850	$133,842
Wholesale operations	11,532	12,537	6,884

Total inventories	$168,131	$154,387	$140,726

Property and equipment, net
Retail operations	$453,864	$443,879	$333,521
Wholesale operations	1,737	1,819	1,786

Total property and equipment, net	$455,601	$445,698	$335,307

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended April 30,
	2007	2006
Net sales
Retail operations	$294,704	$252,338
Wholesale operations	21,263	18,795
Intersegment elimination	(1,423)	(1,126)

Total net sales	$314,544	$270,007

Income from operations
Retail operations	$34,804	$30,427
Wholesale operations	5,511	4,501
Intersegment elimination	(311)	(294)

Total segment operating income	40,004	34,634
General corporate expenses	(3,988)	(3,083)

Total income from operations	$36,016	$31,551

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2007	January 31, 2007	April 30, 2006
Property and equipment, net
Domestic operations	$412,038	$405,345	$307,946
Foreign operations	43,563	40,353	27,361

Total property and equipment, net	$455,601	$445,698	$335,307

	Three Months Ended April 30,
	2007	2006
Net sales
Domestic operations	$289,785	$254,717
Foreign operations	24,759	15,290

Total net sales	$314,544	$270,007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The following are some of the factors that alone or together, could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2007, filed on March 30, 2007. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least 12 full months from the beginning of the period for which such date is presented, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Non-store sales, such as catalog and internet sales, are also considered non-comparable.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2008 ends on January 31, 2008.

Our goal is to increase net sales by at least 20% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

Retail Stores

As of April 30, 2007, we operated 110 Urban Outfitters stores of which 97 were located in the United States, four are located in Canada and nine were located in Europe. For the three months ended April 30, 2007, we opened four new Urban Outfitters stores, three of which were located within the United States and one that was located in Canada. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 35.5% and 5.8% of consolidated net sales, respectively, for the three months ended April 30, 2007, compared to 39.1% and 4.3%, respectively, for the comparable period in fiscal 2007.

As of April 30, 2007, we operated 95 Anthropologie stores all of which were located in the United States. During the three months ended April 30, 2007, we opened two new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 37.7% of consolidated net sales for the three months ended April 30, 2007, compared to 37.0% for the comparable period in fiscal 2007.

As of April 30, 2007, we operated eight Free People stores all of which were located in the United States. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store sales accounted for less than 1% of consolidated net sales for the three months ended April 30, 2007 and 2006.

For all brands combined, we plan to open at least 38 stores during fiscal 2008, including six to eight new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. We plan to continue to grow our store base at a similar rate per year.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended April 30, 2007, we circulated approximately 6.3 million catalogs compared to 5.9 million catalogs during the same period in fiscal 2007. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to modestly expand circulation to approximately 21.9 million catalogs during fiscal 2008 compared to approximately 21.8 million catalogs circulated during fiscal 2007. We intend to increase the level of catalog circulation over the next few years.

Anthropologie operates a web site, www.anthropologie.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in the stores. As with the Anthropologie catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended April 30, 2007, we circulated approximately 2.8 million Urban Outfitters catalogs compared to approximately 3.4 million catalogs during the comparable period in fiscal 2007. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 12.0 million catalogs in fiscal 2008 compared to approximately 11.4 million catalogs circulated during fiscal 2007. We intend to increase the level of catalog circulation over the next few years.

Urban Outfitters also operates a web site, www.urbanoutfitters.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Urban Outfitters store operations.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. For the three months ended April 30, 2007, we circulated approximately 750 thousand Free People catalogs compared to approximately 850 thousand catalogs during the comparable period in fiscal 2007. We believe Free People catalogs expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 4.3 million catalogs in fiscal 2008 and intend to increase the level of catalog circulation over the next few years.

We successfully launched the Free People web site, www.freepeople.com, in September 2004. The web site offers consumers the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. As with the Free People catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Free People store operations.

Direct-to-consumer sales for all brands combined were approximately 13.8% of consolidated net sales for the three months ended April 30, 2007 compared to 12.4% for the comparable period in fiscal 2007.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Lord & Taylor, Parisian, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.3% of consolidated net sales for the three months ended April 30, 2007, compared to 6.5% for the comparable period in fiscal 2007.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2007 which are included in our Annual Report on Form 10-K filed with the SEC on March 30, 2007. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. We maintain an allowance for doubtful accounts for our wholesale business accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of April 30, 2007, January 31, 2007 and April 30, 2006, reserves for estimated sales returns in-transit totaled $9.8 million, $8.9 million and $6.8 million, representing 4.4%, 4.0% and 3.2% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of April 30, 2007, January 31, 2007 and April 30, 2006 totaled $168.1 million, $154.4 million and $140.7 million, representing 17.9%, 17.2% and 17.6% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2007, January 31, 2007 and April 30, 2006 totaled $455.6 million, $445.7 million and $335.3 million, respectively, representing 48.6%, 49.6% and 42.0% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2007 and 2006, as well as for fiscal 2007, write downs of long-lived assets were not material.

We have only closed three store locations in our history, which in all cases were eventually re-located and took place at the expiration of the lease or renewal terms. We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2007, January 31, 2007 and April 30, 2006 totaled $33.7 million, $28.5 million and $27.8 million, respectively, representing 3.6%, 3.2% and 3.5% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statement of Income.

We had valuation allowances of $0.1 million as of April 30, 2007 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statement of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). We adopted FIN 48, on February 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48, of $0.7 million as an adjustment to the opening balance of retained earnings on February 1, 2007. See Note 5, “Income Taxes” for additional information.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	64.2	64.2

Gross profit	35.8	35.8
Selling, general and administrative expenses	24.4	24.1

Income from operations	11.4	11.7
Other income, net	0.6	0.5

Income before income taxes	12.0	12.2
Income tax expense	2.7	4.7

Net income	9.3%	7.5%

Three Months Ended April 30, 2007 Compared To Three Months Ended April 30, 2006

Net sales for the first quarter of fiscal 2008 increased by 16.5% to $314.5 million from $270.0 million in the first quarter of fiscal 2007. The $44.5 million increase was primarily attributable to a $42.4 million, or 16.8%, increase in retail segment net sales. Retail segment net sales for the first quarter of fiscal 2008 accounted for 93.7% of total net sales compared to 93.5% of net sales for the first quarter of fiscal 2007. Free People wholesale sales, excluding sales to our retail segment, increased $2.1 million, or 12.3%, to $19.8 million during the first quarter of fiscal 2008. The growth in our retail segment sales during the first quarter of fiscal 2008 was driven by a $35.7 million increase in new and non-comparable store net sales and an increase in direct-to-consumer net sales of $10.0 million, partially offset by a comparable store sales decrease of $3.3 million. Total Company comparable store sales decrease of 1.6% was comprised of a 5.2% decline at Urban Outfitters that more than offset improvements of 2.3% and 8.4% at Anthropologie and Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 41 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales decreases for the first quarter of fiscal 2008 were primarily driven by a decrease in the number of transactions. Average unit retail prices increased slightly, and units per transaction were flat. Thus far during the second quarter of fiscal 2008, total Company comparable store sales are positive. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites. The increase in wholesale segment net sales was primarily driven by a 24.4% lift in sales to specialty stores and a slight increase in the average unit selling price.

Gross profit for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 remained flat as a percentage of net sales at 35.8% and increased to $112.6 million from $96.8 million. Total inventories at April 30, 2007 increased by 19.5% to $168.1 million from $140.7 million at the same period end date of the prior year. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 3.0%, but declined 4.9% on a unit basis.

Selling, general and administrative expenses during the first quarter of fiscal 2008 increased to 24.4% of net sales compared to 24.1% of net sales for the first quarter of fiscal 2007. The increase in selling, general and administrative expenses was primarily attributable to the de-leveraging of store-related expenses as the result of the decrease in comparable store sales. Selling, general and administrative expenses in the first quarter of fiscal 2008 increased to $76.6 million from $65.2 million in the comparable quarter in fiscal 2007. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 11.4% of net sales or $36.0 million for the first quarter of fiscal 2008 compared to 11.7% of net sales, or $31.6 million, for the comparable quarter in fiscal 2007.

Our effective tax rate decreased to 22.3% of income before income taxes for the first quarter of fiscal 2008 from 38.4% of income before income taxes for the first quarter of fiscal 2007. This decrease was primarily attributable to receipt of certification for work performed on the development of our new offices that qualifies for certain one-time federal tax incentives and the benefit of certain reorganizational efforts. We anticipate an annual effective tax rate of approximately 36.2% for the remainder of the fiscal year.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $227.5 million as of April 30, 2007, as compared to $221.6 million as of January 31, 2007 and $238.5 million as of April 30, 2006. Cash provided by operating activities was $29.5 million for the three months ended April 30, 2007. Cash used in investing activities for the three months ended April 30, 2007 was $31.8 million, of which the primary use was for construction of new stores. Our net working capital was $254.9 million at April 30, 2007 compared to $231.1 million at January 31, 2007 and $242.4 million at April 30, 2006. Increases in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories, as well as the construction of our home offices at the Navy Yard in Philadelphia, PA, which was completed in fiscal 2007. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment for the three months ended April 30, 2007 and 2006 were $29.4 million and $55.7 million, respectively, and were primarily used to expand and support our store base, as well as our home office in the three month period ended April 30, 2006. During fiscal 2008, we expect to construct and open approximately 38 new stores, renovate certain existing stores, increase our catalog circulation by approximately 1.7 million, to approximately 38.2 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2008 to approximate $120 million, which will be used primarily to expand our store base. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the three months ended April 30, 2007 and April 30, 2006, no shares were repurchased.

During fiscal 2008 we will be making investments to evaluate our fourth retail concept. We are still in the stages of developing the format and market objectives of the concept and have yet to determine or quantify the extent of such an investment. Expenditures may include the costs of strategic research and development, hiring personnel to develop and execute a store format, obtaining leases and related store inventory, property and equipment, construction costs, acquiring assets or existing businesses, intellectual property and trade secrets or intangible knowledge and any other costs related to developing and executing this new concept.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2010.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. As of April 30, 2007, the credit limit under the Line was $42.5 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt ratios. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006, we amended our line to increase our capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of April 30, 2007, we were in compliance with all covenants under the Line. As of and during the three months ended April 30, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $28.0 million as of April 30, 2007. The available credit, including the accordion feature, under the Line was $22.0 million as of April 30, 2007. We plan to renew the Line during fiscal 2008 and expect the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy our letter of credit needs through fiscal 2010.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2007, except for operating leases entered into in the normal course of business, we were not party to any off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 159 could have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 could have on our condensed consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-03 addresses what type of government assessments should be included within the scope of EITF 06-03, and how such government assessments should be presented in the income statement. The EITF reached a conclusion that the scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition, the EITF also reached a conclusion that the presentation of taxes, within the scope of EITF 06-03, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for reporting periods beginning after December 15, 2006. We have adopted the disclosure requirements of EITF 06-03 effective February 1, 2007, however, since we present our revenue on a net basis, no further disclosure under EITF 06-03 is required.

In July 2006, the FASB issued FIN 48. We adopted FIN 48 on February 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48, of $0.7 million as an adjustment to the opening balance of retained earnings on February 1, 2007. See Note 5, “Income Taxes,” for additional information.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of April 30, 2007 and 2006, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors since January 31, 2007. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the United States Securities and Exchange Commission on March 30, 2007, for a list of its risk factors.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2007

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chairman of the Board and President (Principal Executive Officer)

Date: June 8, 2007

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees
Chief Financial Officer (Principal Financial Officer)