Form 10-Q
period 2007-07-31
URBAN OUTFITTERS INC
filed 2007-09-05
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

Common stock, $0.0001 par value—165,815,865 shares outstanding on September 4, 2007.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2007	January 31, 2007	July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$42,387	$27,267	$59,722
Marketable securities	130,748	132,011	92,809
Accounts receivable, net of allowance for doubtful accounts of $1,562, $849 and $1,014, respectively	24,516	20,871	22,299
Inventories	185,619	154,387	148,528
Prepaid expenses, deferred taxes and other current assets	28,981	31,869	37,419

Total current assets	412,251	366,405	360,777

Property and equipment, net	468,972	445,698	394,706
Marketable securities	68,357	62,322	60,195
Deferred income taxes and other assets	31,426	24,826	23,375

Total Assets	$981,006	$899,251	$839,053

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$61,058	$57,934	$52,396
Accrued expenses, accrued compensation and other current liabilities	72,047	77,384	92,015

Total current liabilities	133,105	135,318	144,411

Deferred rent and other liabilities	102,628	88,650	79,800

Total Liabilities	235,733	223,968	224,211

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 165,810,665, 164,987,463 and 165,536,017 shares issued and outstanding, respectively	17	17	17
Additional paid-in capital	136,551	128,586	140,816
Retained earnings	602,977	542,396	472,151
Accumulated other comprehensive income	5,728	4,284	1,858

Total Shareholders’ Equity	745,273	675,283	614,842

Total Liabilities and Shareholders’ Equity	$981,006	$899,251	$839,053

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales	$348,449	$285,559	$662,993	$555,566
Cost of sales, including certain buying, distribution and occupancy costs	218,422	180,807	420,351	354,046

Gross profit	130,027	104,752	242,642	201,520
Selling, general and administrative expenses	82,756	66,043	159,355	131,260

Income from operations	47,271	38,709	83,287	70,260
Other income, net	2,037	1,750	3,840	3,162

Income before income taxes	49,308	40,459	87,127	73,422
Income tax expense	17,442	14,797	25,894	27,461

Net income	$31,866	$25,662	$61,233	$45,961

Net income per common share:
Basic	$0.19	$0.16	$0.37	$0.28

Diluted	$0.19	$0.15	$0.36	$0.27

Weighted average common shares and common share equivalents outstanding:
Basic	165,315,656	164,994,329	165,076,476	164,787,024

Diluted	169,710,489	168,595,378	169,260,752	168,859,567

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$61,233	$45,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,648	25,034
Excess tax benefits from stock-based compensation	(3,270)	(4,685)
Stock-based compensation expense	1,631	1,574
Loss on disposition of property and equipment, net	144	297
Changes in assets and liabilities:
Increase in receivables	(3,569)	(7,941)
Increase in inventories	(30,977)	(7,897)
Increase in prepaid expenses and other assets	(3,615)	(2,018)
Increase in payables, accrued expenses and other liabilities	14,435	7,278

Net cash provided by operating activities	69,660	57,603

Cash flows from investing activities:
Cash paid for property and equipment	(55,457)	(105,701)
Purchases of marketable securities	(60,716)	(75,643)
Sales and maturities of marketable securities	55,218	128,269

Net cash used in investing activities	(60,955)	(53,075)

Cash flows from financing activities:
Exercise of stock options	3,064	3,249
Excess tax benefits from stock-based compensation	3,270	4,685
Share Repurchases	—	(2,928)

Net cash provided by financing activities	6,334	5,006

Effect of exchange rate changes on cash and cash equivalents	81	276

Increase in cash and cash equivalents	15,120	9,810
Cash and cash equivalents at beginning of period	27,267	49,912

Cash and cash equivalents at end of period	$42,387	$59,722

Supplemental cash flow information:
Cash paid during the year for:
Interest	$36	$15

Income taxes	$30,964	$30,459

Non-cash investing activities—Accrued capital expenditures	$10,213	$32,522

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

The retail segment of the Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF 06-03 addresses what type of government assessments should be included within the scope of EITF 06-03, and how such government assessments should be presented in the income statement. The EITF reached a conclusion that the scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition, the EITF also reached a conclusion that the presentation of taxes, within the scope of EITF 06-03, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies”. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective for reporting periods beginning after December 15, 2006. The Company adopted the disclosure requirements of EITF 06-03 effective February 1, 2007, however, since the Company presents its revenue on a net basis, no further disclosure under EITF 06-03 is required.

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

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2007, January 31, 2007 and July 31, 2006 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2007
Municipal bonds:
Maturing in less than one year	$24,319	$—	$(92)	$24,228
Maturing after one year through four years	68,667	20	(329)	68,357

	92,986	20	(421)	92,585

Auction rate instruments:
Maturing in less than one year	106,520	—	—	106,520

	$199,506	$20	$(421)	$199,105

As of January 31, 2007
Municipal bonds:
Maturing in less than one year	$33,287	$—	$(126)	$33,161
Maturing after one year through four years	62,784	9	(471)	62,322

	96,071	9	(597)	95,483

Auction rate instruments:
Maturing in less than one year	98,850	—	—	98,850

	$194,921	$9	$(597)	$194,333

As of July 31, 2006
Municipal bonds:
Maturing in less than one year	$27,744	$—	$(165)	$27,579
Maturing after one year through four years	60,937	7	(749)	60,195

	88,681	7	(914)	87,774

Auction rate instruments:
Maturing in less than one year	65,230	—	—	65,230

	$153,911	$7	$(914)	$153,004

Proceeds and maturities from the sale of available-for-sale securities were $55,218 and $128,269 for the six months ended July 31, 2007 and 2006, respectively. For the three and six months ended July 31, 2007, there were $4 of realized losses included in other income. During the six months ended July 31, 2006, $8 of realized losses were included in other income, there were no realized losses during the three months ended July 31, 2006.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at the Company’s discretion, subject to a seven day request period. As of July 31, 2007, the credit limit under the Line was $50.0 million. The Line contains a sub-limit for borrowings by European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt ratios. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006, the Company amended its line to increase the capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of July 31, 2007, the Company was in compliance with all covenants under the Line. As of and during the six months ended July 31, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $38.4 million as of July 31, 2007. The available credit, including the accordion feature, under the Line was $11.6 million as of July 31, 2007. The Company plans to renew the Line during fiscal 2008 and expects that the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy its letter of credit needs through fiscal 2010.

5.	Income Taxes

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $5.0 million increase in the liability for unrecognized tax benefits, which is partially offset by an increase to the deferred tax asset of $4.3 million, resulting in a decrease to the February 1, 2007 retained earnings balance of $0.7 million. The amount of unrecognized tax benefits at February 1, 2007 was $8.7 million, of which $6.4 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change from FIN 48 adoption on February 1, 2007 through July 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, that is consistent with the recognition of these items in prior reporting periods. As of February 1, 2007, the Company had recorded liabilities of approximately $1.4 million and $0.7 million for the payment of interest and penalties, respectively. The liabilities for the payment of interest and penalties did not materially change from FIN 48 adoption on February 1, 2007 through July 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During the quarter ended April 30, 2007, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s federal income tax return for the period ended January 31, 2005. The Company is not subject to U.S. federal tax examinations for years before fiscal 2004. State jurisdictions that remain subject to examination range from fiscal 2001 to 2006, with few exceptions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months as a result of any of these examinations.

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

Stock Options

Under the provisions of SFAS 123R, the Company recorded $583 and $1,059 of stock compensation expense related to stock option awards as well as related tax benefits of $179 and $318 in its Condensed Consolidated Statements of Income for the three and six months ended July 31, 2007, or less than $.01 for both basic and diluted earnings per share for each of these periods. Stock compensation expense related to stock option awards for the three and six months ended July 31, 2006 was $592 and $1,002 with related tax benefits of $146 and $224, respectively, and is also included in the accompanying Condensed Consolidated Statements of Income. During the three and six months ended July 31, 2007, the Company granted 95,000 and 105,000 stock option awards, respectively. The Company granted 80,000 stock option awards during the three and six months ended July 31, 2006. The estimated fair value of the options granted was calculated using a Black Scholes option pricing model. Total compensation cost of stock options granted but not yet vested, as of July 31, 2007, was $2,277, which is expected to be recognized over the weighted average vesting period of 1.13 years.

Restricted Shares

During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $291 and $572 is included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2007 as well as related tax benefits of $123 and $227, respectively. Share-based compensation for the three and six months ended July 31, 2006 was $291 and $572 with tax related benefits of $122 and $238, respectively, and is also included in the accompanying Condensed Consolidated Statements of Income. As of July 31, 2007, this was the only grant of non-vested shares, and none of these shares had vested as of that date. Total unrecognized compensation cost of non-vested shares granted, as of July 31, 2007, was $2,180, which is expected to be recognized over the weighted average vesting period of 1.9 years.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Basic weighted average shares outstanding	165,315,656	164,994,329	165,076,476	164,787,024
Effect of dilutive options and restricted stock	4,394,833	3,601,049	4,184,276	4,072,543

Diluted weighted average shares outstanding	169,710,489	168,595,378	169,260,752	168,859,567

For the three months ended July 31, 2007 and 2006, options to purchase 3,962,250 common shares with an exercise price range of $24.94 to $31.11 and options to purchase 4,813,250 common shares with an exercise price of $15.48 to $31.11, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 4,106,000 and 4,735,500 common shares were outstanding for the six months ended July 31, 2007 and 2006, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $24.94 to $31.11 and $15.48 to $31.11 for the six months ended July 31, 2007 and 2006, respectively.

8.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

9.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its three brands operating through 218 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of July 31, 2007. The Company’s retail stores and their direct marketing campaigns are considered an operating segment. Net sales from the Retail segment accounted for more than 93% of total consolidated net sales for the six months ended July 31, 2007 and 2006. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the Retail segment and to approximately 1,500 better department and specialty retailers worldwide.

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

The accounting policies of the operating segments are the same as the policies described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Both the Retail and Wholesale segments are highly diversified. No customer comprises more than 10% of net sales. A summary of the information about the Company’s operations by segment is as follows:

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 31, 2007	January 31, 2007	July 31, 2006
Inventories
Retail operations	$170,530	$141,850	$137,889
Wholesale operations	15,089	12,537	10,639

Total inventories	$185,619	$154,387	$148,528

Property and equipment, net
Retail operations	$467,183	$443,879	$392,859
Wholesale operations	1,789	1,819	1,847

Total property and equipment, net	$468,972	$445,698	$394,706

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales
Retail operations	$324,327	$266,714	$619,031	$519,052
Wholesale operations	26,143	20,415	47,406	39,210
Intersegment elimination	(2,021)	(1,570)	(3,444)	(2,696)

Total net sales	$348,449	$285,559	$662,993	$555,566

Income from operations
Retail operations	$46,415	$36,919	$81,218	$67,346
Wholesale operations	5,171	4,803	10,682	9,303
Intersegment elimination	(318)	(507)	(629)	(801)

Total segment operating income	51,268	41,215	91,271	75,848
General corporate expenses	(3,997)	(2,506)	(7,984)	(5,588)

Total income from operations	$47,271	$38,709	$83,287	$70,260

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2007	January 31, 2007	July 31, 2006
Property and equipment, net
Domestic operations	$420,654	$405,345	$362,606
Foreign operations	48,318	40,353	32,100

Total property and equipment, net	$468,972	$445,698	$394,706

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales
Domestic operations	$318,980	$266,411	$608,767	$521,128
Foreign operations	29,469	19,148	54,226	34,438

Total net sales	$348,449	$285,559	$662,993	$555,566

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate two business segments, a lifestyle merchandising retail segment and a wholesale segment. Our retailing segment consists of our Urban Outfitters, Anthropologie and Free People brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale segment consists of our Free People Wholesale division that designs, develops and markets young women’s contemporary casual apparel.

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

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume, as discussed in our results of operations, correlate to changes in customer traffic. We believe this may be caused by a combination of response to our brands’ fashion offerings, our web advertising, changes in circulation of our catalogs and an overall growth in brand recognition as we expand our store base, including expansion into enclosed malls and specialty retail centers.

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

Retail Stores

As of July 31, 2007, we operated 111 Urban Outfitters stores of which 97 were located in the United States, four are located in Canada and ten were located in Europe. For the six months ended July 31, 2007, we opened five new Urban Outfitters stores, three of which were located within the United States, one that was located in Canada, and one that was opened in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 34.9% and 5.9% of consolidated net sales, respectively, for the six months ended July 31, 2007, compared to 38.9% and 4.7%, respectively, for the comparable period in fiscal 2007.

As of July 31, 2007, we operated 96 Anthropologie stores all of which were located in the United States. During the six months ended July 31, 2007, we opened three new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 38.6% of consolidated net sales for the six months ended July 31, 2007, compared to 37.4% for the comparable period in fiscal 2007.

As of July 31, 2007, we operated eleven Free People stores all of which were located in the United States. During the six months ended July 31, 2007, we opened three new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of women’s casual apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2007 and 2006.

For all brands combined, we plan to open a total of 38 stores during fiscal 2008, including six to eight new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. We plan to continue to grow our store base at a similar rate per year.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended July 31, 2007, we circulated approximately 4.2 million catalogs compared to 4.4 million catalogs during the same period in fiscal 2007. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to modestly expand circulation to approximately 21.9 million catalogs during fiscal 2008 compared to approximately 21.8 million catalogs circulated during fiscal 2007. We intend to increase the level of catalog circulation over the next few years.

Anthropologie operates a web site, www.anthropologie.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in the stores. As with the Anthropologie catalog, we believe that the web site increases Anthropologie’s brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended July 31, 2007, we circulated approximately 2.2 million Urban Outfitters catalogs compared to approximately 1.7 million catalogs during the comparable period in fiscal 2007. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 13.0 million catalogs in fiscal 2008 compared to approximately 11.4 million catalogs circulated during fiscal 2007. We intend to increase the level of catalog circulation over the next few years.

Urban Outfitters also operates a web site, www.urbanoutfitters.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases recognition of the brand with its target customers, as well as helps to support the strength of Urban Outfitters store operations.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Free People stores. For the three months ended July 31, 2007, we circulated approximately 800 thousand Free People catalogs. During the three months ended July 31, 2006 we did not circulate any catalogs. We believe Free People catalogs expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 4.8 million catalogs in fiscal 2008 compared to approximately 3.3 million catalogs circulated during fiscal 2007. We intend to increase the level of catalog circulation over the next few years.

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

Direct-to-consumer sales for all brands combined were approximately 13.0% of consolidated net sales for the six months ended July 31, 2007 compared to 11.7% for the comparable period in fiscal 2007.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Lord & Taylor, Parisian, Nordstrom, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.6% of consolidated net sales for the six months ended July 31, 2007, compared to 6.6% for the comparable period in fiscal 2007.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2007, which are included in our Annual Report on Form 10-K filed with the SEC on March 30, 2007. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

The Company accounts for gift cards by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. The liability remains on the Company’s books until it is redeemed by the customer at which time the Company records the redemption of the card for merchandise as a sale. The Company’s gift cards do not expire. The terms and conditions on the card accepted by the customer provide that, after a period of dormancy, a fee is charged to the card until it is used or until the balance is exhausted. Revenues attributable to the gift card service fee are included in sales and have not been material.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve is adjusted. As of July 31, 2007, January 31, 2007 and July 31, 2006, reserves for estimated sales returns in-transit totaled $9.1 million, $8.9 million and $6.2 million, representing 3.9%, 4.0% and 2.8% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of July 31, 2007, January 31, 2007 and July 31, 2006 totaled $185.6 million, $154.4 million and $148.5 million, representing 18.9%, 17.2% and 17.7% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2007, January 31, 2007 and July 31, 2006 totaled $469.0 million, $445.7 million and $394.7 million, respectively, representing 47.8%, 49.6% and 47.0% of total assets, respectively. In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the six months ended July 31, 2007 and 2006, as well as for fiscal 2007, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2007, January 31, 2007 and July 31, 2006 totaled $35.9 million, $28.5 million and $27.5 million, respectively, representing 3.7%, 3.2% and 3.3% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statement of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate. As of July 31, 2007 we do not have any material valuation allowances.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). We adopted FIN 48 on February 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $0.7 million as an adjustment to the opening balance of retained earnings on February 1, 2007. See Note 5, “Income Taxes” for additional information.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	62.7	63.3	63.4	63.7

Gross profit	37.3	36.7	36.6	36.3
Selling, general and administrative expenses	23.7	23.1	24.0	23.6

Income from operations	13.6	13.6	12.6	12.7
Other income, net	0.6	0.6	0.6	0.5

Income before income taxes	14.2	14.2	13.2	13.2
Income tax expense	5.0	5.2	4.0	4.9

Net income	9.2%	9.0%	9.2%	8.3%

Three Months Ended July 31, 2007 Compared To Three Months Ended July 31, 2006

Net sales for the second quarter of fiscal 2008 increased by 22.0% to $348.4 million from $285.6 million in the second quarter of fiscal 2007. The $62.8 million increase was primarily attributable to a $57.5 million increase, or 21.6%, in retail segment net sales. Retail segment net sales for the second quarter of fiscal 2008 accounted for 93.1% of total net sales compared to 93.4% of net sales for the second quarter of fiscal 2007. Free People wholesale sales, excluding sales to our retail segment, increased $5.3 million, or 28.0%, to $24.1 million from $18.8 million during the second quarter of fiscal 2007. Free People wholesale sales accounted for 6.9% of total net sales for the second quarter of fiscal 2008 compared to 6.6% for the second quarter of fiscal 2007. The growth in our retail segment sales during the second quarter of fiscal 2008 was driven by a $35.7 million increase in new and non-comparable store net sales, an increase in direct-to-consumer net sales of $11.0 million, and a $10.8 million or 4.8% increase in comparable store sales. By brand, comparable store sales decreased by 3.3% at Urban Outfitters, increased by 14.0% at Anthropologie and 27.9% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 38 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the second quarter of fiscal 2008 were primarily driven by an increase in average unit retail prices which were partially offset by decreases in transactions and units per transaction. Thus far during the third quarter of fiscal 2008, comparable store sales are positive and ahead of our plan. Direct-to-consumer net sales increased over the prior year primarily due to an increase in average order value, increased traffic to our web sites and an increase in our catalog circulation of approximately 1.2 million catalogs over the prior year. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with an increase in average unit selling price.

Gross profit for the second quarter of fiscal 2008 increased to 37.3% of net sales, or $130.0 million, from 36.7%, or $104.8 million, of net sales during the same period in fiscal 2007. The increase was primarily due to a reduction in markdowns and a lower rate of fixed store occupancy expense leveraged by an increase in comparable store sales. Total inventories at July 31, 2007 increased by 25.0% to $185.6 million from $148.5 million in the prior period. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 3.2% compared to July 31, 2006.

Selling, general and administrative expenses during the second quarter of fiscal 2008 increased to 23.7% of net sales compared to 23.1% of net sales for the second quarter of fiscal 2007. The increase of selling, general and administrative expenses were primarily attributable to non-comparable expenses to operate our new home office facility which starts to anniversary its phased opening in the third quarter of fiscal 2008 as well as certain non-recurring legal fees for intellectual property defense. Selling, general and administrative expenses in the second quarter of fiscal 2008 increased to $82.8 million from $66.0 million in the comparable quarter in fiscal 2007. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 13.6% of net sales or $47.3 million for the second quarter of fiscal 2008 compared to 13.6% of net sales, or $38.7 million, for the comparable quarter in fiscal 2007.

Our tax rate for the second quarter decreased to 35.4% of income from 36.6% of income for the second quarter of fiscal 2007. This decrease was primarily attributable to the benefit of certain tax planning strategies.

Six Months Ended July 31, 2007 Compared to Six Months Ended July 31, 2006

Net sales for the six months ended July 31, 2007 increased by 19.3% to $663.0 million from $555.6 million in the comparable period of fiscal 2007. The $107.4 million increase was primarily attributable to a $100.0 million, or 19.3% increase, in retail segment net sales. Retail segment net sales for the six months ended July 31, 2007 and 2006 accounted for 93.4% of total net sales. Free People wholesale sales, excluding sales to our retail segment, increased $7.4 million, or 20.4%, to $43.9 million compared to $36.5 million during the six months ended July 31, 2006. Free People wholesale sales accounted for 6.6% of total net sales for the six months ended July 31, 2007 and 2006. The growth in our retail segment sales was driven by a $71.5 million increase in non-comparable and new store net sales, an increase in direct-to-consumer net sales of $21.0 million and an increase in comparable store sales of $7.5 million or 1.7%. By brand, comparable store sales decreased by 4.3% at Urban Outfitters and increased by 8.3% at Anthropologie and 17.9% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 46 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales increases for the six months ended July 31, 2007 were primarily driven by an increase in average unit retail prices which were partially offset by decreases in transactions and units per transaction. Direct-to-consumer net sales increased over the prior year primarily due to an increase in average order value, increased traffic to the web sites and an increase in our catalog circulation of approximately 1.0 million additional catalogs over the prior period. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with an increase in average unit selling price.

Gross profit for the six months ended July 31, 2007 increased to 36.6% of net sales, or $242.6 million, from 36.3% of net sales, or $201.5 million during the same period in fiscal 2007. The increase was primarily driven by a reduction in merchandise markdowns versus the prior period.

Selling, general and administrative expenses during the six months ended July 31, 2007 increased to 24.0% of net sales compared to 23.6% of net sales for the comparable period of fiscal 2007. The increase of selling, general and administrative expenses was primarily attributable to non-comparable expenses to operate our new home office facility which starts to anniversary its phased opening in the third quarter of fiscal 2008 as well as certain non-recurring legal fees for intellectual property defense. Selling, general and administrative expenses during the period increased to $159.4 million from $131.3 million in the comparable period of fiscal 2007. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 12.6% of net sales or $83.3 million for the six months ended July 31, 2007, compared to 12.7% of net sales or $70.3 million for the comparable period of fiscal 2007.

Our income tax rate decreased to 29.7% of income for the six months ended July 31, 2007 from 37.4% of income for the comparable period of fiscal 2007. This decrease was primarily attributable to receipt of certification for work performed on the development of our new offices that qualifies for certain one-time federal tax incentives and the benefit of certain tax planning strategies.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $241.5 million as of July 31, 2007, as compared to $221.6 million as of January 31, 2007 and $212.7 million as of July 31, 2006. Cash provided by operating activities increased by $12.1 million for the six months ended July 31, 2007 versus the comparable period last fiscal year primarily due to a $15.3 million increase in net income versus the prior period. Cash used in investing activities for the six months ended July 31, 2007 was $61.0 million, of which the primary use was for construction of new stores. Our net working capital was $269.2 million at July 31, 2007 compared to $231.1 million at January 31, 2007 and $216.4 million at July 31, 2006. Increases in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories, as well as the construction of our home offices at the Navy Yard in Philadelphia, PA, which was completed in fiscal 2007. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment for the six months ended July 31, 2007 and 2006 were $55.5 million and $105.7 million, respectively, and were primarily used to expand and support our store base, as well as our home office in the six month period ended July 31, 2006. During fiscal 2008, we expect to construct and open approximately 38 new stores, renovate certain existing stores, increase our catalog circulation by approximately 3.2 million, to approximately 39.7 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We expect the level of gross capital expenditures during fiscal 2008 to approximate $120 million, which will be used primarily to expand our store base. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the six months ended July 31, 2007 no shares were repurchased. During the six months ended July 31, 2006 we repurchased and subsequently retired 170,000 shares at a cost of $2.9 million.

During fiscal 2008 we are making investments to evaluate and begin our fourth retail concept, recently named Terrain. We are still in the stages of developing the format and market objectives of Terrain and have yet to determine or quantify the extent of such an investment. Expenditures will include the costs of strategic research and development, hiring personnel to develop and execute a store format, obtaining leases and related store inventory, property and equipment, construction costs, acquiring assets or existing businesses, intellectual property and trade secrets or intangible knowledge and any other costs related to developing and executing this new concept.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2010.

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. As of July 31, 2007, the credit limit under the Line was $50.0 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt ratios. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006, we amended our line to increase our capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of July 31, 2007, we were in compliance with all covenants under the Line. As of and during the six months ended July 31, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $38.4 million as of July 31, 2007. The available credit, including the accordion feature, under the Line was $11.6 million as of July 31, 2007. We plan to renew the Line during fiscal 2008 and expect the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy our letter of credit needs through fiscal 2010.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2007, except for operating leases entered into in the normal course of business, we were not party to any off-balance sheet arrangements.

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

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-03 addresses what type of government assessments should be included within the scope of EITF 06-03, and how such government assessments should be presented in the income statement. The EITF reached a conclusion that the scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. In addition, the EITF also reached a conclusion that the presentation of taxes, within the scope of EITF 06-03, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective for reporting periods beginning after December 15, 2006. We have adopted the disclosure requirements of EITF 06-03 effective February 1, 2007, however, since we present our revenue on a net basis, no further disclosure under EITF 06-03 is required.

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

The Company is exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company’s inventory turnover rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchase a majority all of its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of July 31, 2007 and 2006, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Annual Meeting of Shareholders of the Company was held on May 22, 2007. The following items reflect the matters that were voted upon and the results of each vote.

1.	The following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

Name	For	Withheld
Richard A. Hayne	123,568,756	24,977,059
Scott A. Belair	141,329,050	7,216,765
Harry S. Cherken, Jr.	114,498,258	34,047,557
Joel S. Lawson III	141,571,278	6,974,537
Glen T. Senk	123,568,195	24,977,620
Robert H. Strouse	140,309,577	8,236,238

2. To adopt a revised vendor code of conduct.

For	Against	Abstain
21,661,703	93,211,202	13,901,093

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

**	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 5, 2007

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chairman of the Board and President
(Principal Executive Officer)

Date: September 5, 2007

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees
Chief Financial Officer
(Principal Financial Officer)