Form 10-Q
period 2007-10-31
URBAN OUTFITTERS INC
filed 2007-12-05
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2007

OR

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

Common stock, $0.0001 par value—166,018,015 shares outstanding on December 4, 2007.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2007	January 31, 2007	October 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$36,393	$27,267	$30,544
Marketable securities	154,410	132,011	96,048
Accounts receivable, net of allowance for doubtful accounts of $1,699, $849 and $1,238, respectively	24,879	20,871	19,553
Inventories	212,696	154,387	179,592
Prepaid expenses, deferred taxes and other current assets	38,259	31,869	33,197

Total current assets	466,637	366,405	358,934

Property and equipment, net	489,434	445,698	426,430
Marketable securities	78,510	62,322	58,636
Deferred income taxes and other assets	31,621	24,826	21,204

Total Assets	$1,066,202	$899,251	$865,204

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$78,845	$57,934	$61,988
Accrued expenses, accrued compensation and other current liabilities	81,303	77,384	88,015

Total current liabilities	160,148	135,318	150,003

Deferred rent and other liabilities	110,410	88,650	80,626

Total Liabilities	270,558	223,968	230,629

Commitments and contingencies (see Note 8)

Shareholders’ Equity:
Preferred shares: $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares: $.0001 par value, 200,000,000 shares authorized, 165,936,965, 164,987,463 and 164,663,037 shares issued and outstanding, respectively	17	17	17
Additional paid-in capital	139,637	128,586	124,970
Retained earnings	648,360	542,396	506,665
Accumulated other comprehensive income	7,630	4,284	2,923

Total Shareholders’ Equity	795,644	675,283	634,575

Total Liabilities and Shareholders’ Equity	$1,066,202	$899,251	$865,204

See accompanying notes.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales	$379,320	$308,355	$1,042,313	$863,921
Cost of sales, including certain buying, distribution and occupancy costs	229,382	190,407	649,733	544,453

Gross profit	149,938	117,948	392,580	319,468
Selling, general and administrative expenses	88,611	72,484	247,966	203,744

Income from operations	61,327	45,464	144,614	115,724
Other income, net	2,151	1,365	5,991	4,527

Income before income taxes	63,478	46,829	150,605	120,251
Income tax expense	18,096	12,315	43,989	39,776

Net income	$45,382	$34,514	$106,616	$80,475

Net income per common share:
Basic	$0.27	$0.21	$0.65	$0.49

Diluted	$0.27	$0.21	$0.63	$0.48

Weighted average common shares and common share equivalents outstanding:
Basic	165,430,768	164,707,980	165,195,871	164,760,387

Diluted	169,933,513	168,306,967	169,486,304	168,675,078

See accompanying notes.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net income	$106,616	$80,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,291	39,239
Excess tax benefits from stock-based compensation	(4,512)	(4,680)
Stock-based compensation expense	2,541	2,515
Loss on disposition of property and equipment, net	441	1,236
Changes in assets and liabilities:
Increase in receivables	(3,879)	(5,178)
Increase in inventories	(57,750)	(38,694)
(Increase) decrease in prepaid expenses and other assets	(13,011)	4,720
Increase in payables, accrued expenses and other liabilities	41,881	30,685

Net cash provided by operating activities	123,618	110,318

Cash flows from investing activities:
Cash paid for property and equipment	(84,249)	(168,243)
Cash paid for marketable securities	(144,311)	(114,913)
Sales and maturities of marketable securities	105,074	165,724

Net cash used in investing activities	(123,486)	(117,432)

Cash flows from financing activities:
Exercise of stock options	3,997	4,431
Excess tax benefits from stock-based compensation	4,512	4,680
Share Repurchases	—	(20,801)

Net cash provided by (used in) financing activities	8,509	(11,690)

Effect of exchange rate changes on cash and cash equivalents	485	(564)

Increase (decrease) in cash and cash equivalents	9,126	(19,368)
Cash and cash equivalents at beginning of period	27,267	49,912

Cash and cash equivalents at end of period	$36,393	$30,544

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$49,483	$44,618

Non-cash investing activities—accrued capital expenditures	$18,504	$23,948

See accompanying notes.

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

The retail segment of the Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. The results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2008 will end on January 31, 2008.

2.	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

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

During all periods presented, marketable securities are classified as available for sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2007, January 31, 2007 and October 31, 2006 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2007
Municipal bonds:
Maturing in less than one year	$26,717	$9	$(51)	$26,675
Maturing after one year through four years	78,134	433	(57)	78,510

	104,851	442	(108)	105,185

Auction rate instruments:
Maturing in less than one year	127,735	—	—	127,735

	$232,586	$442	$(108)	$232,920

As of January 31, 2007
Municipal bonds:
Maturing in less than one year	$33,287	$—	$(126)	$33,161
Maturing after one year through four years	62,784	9	(471)	62,322

	96,071	9	(597)	95,483

Auction rate instruments:
Maturing in less than one year	98,850	—	—	98,850

	$194,921	$9	$(597)	$194,333

As of October 31, 2006
Municipal bonds:
Maturing in less than one year	$34,179	$3	$(159)	$34,023
Maturing after one year through four years	58,939	67	(370)	58,636

	93,118	70	(529)	92,659

Auction rate instruments:
Maturing in less than one year	62,025	—	—	62,025

	$155,143	$70	$(529)	$154,684

Sales and maturities of marketable securities were $105,074 and $165,724 for the nine months ended October 31, 2007 and 2006, respectively. For the three and nine months ended October 31, 2007, there were $5 and $9 of realized losses included in other income, respectively. During the three months ended October 31, 2006, there were no realized losses. During the nine months ended October 31, 2006, there was $8 of realized losses included in other income.

4.	Line of Credit Facility

On September 30, 2004, the Company renewed and amended its line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at the Company’s discretion, subject to a seven day request period. As of October 31, 2007, the credit limit under the Line was $50.0 million. The Line contains a sub-limit for borrowings by European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt ratios. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006, the Company amended its line to increase the capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of October 31, 2007, the Company was in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $33.1 million as of October 31, 2007. The available credit, including the accordion feature, under the Line was $16.9 million as of October 31, 2007. The Company plans to renew the Line during the fourth quarter of fiscal 2008 and expects that the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy its letter of credit needs through fiscal 2010. As of October 31, 2007 the Company has extended the current Line until the renewal is completed.

5.	Income Taxes

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $5.0 million increase in the liability for unrecognized tax benefits, which is partially offset by an increase to the deferred tax asset of $4.3 million, resulting in a decrease to the February 1, 2007 retained earnings balance of $0.7 million. The amount of unrecognized tax benefits at February 1, 2007 was $8.7 million, of which $6.4 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change from FIN 48 adoption at February 1, 2007 through October 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of February 1, 2007, the Company had recorded liabilities of approximately $1.4 million and $0.7 million for the payment of interest and penalties, respectively. The liabilities for the payment of interest and penalties did not materially change from FIN 48 adoption at February 1, 2007 through October 31, 2007.

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

Stock Options

Under the provisions of SFAS 123R, the Company recorded $620 and $1,679 of stock compensation related to stock option awards as well as related tax benefits of $192 and $510 in its Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2007, or less than $.01 for both basic and diluted earnings per share for each of these periods. Stock compensation related to stock option awards for the three and nine months ended October 31, 2006 was $651 and $1,653 with related tax benefits of $117 and $341, respectively, and is also included in the accompanying Condensed Consolidated Statements of Income. During the three and nine months ended October 31, 2007, the Company granted 37,500 and 142,500 stock option awards, respectively. The Company granted 10,000 and 90,000 stock option awards during the three and nine months ended October 31, 2006, respectively. The estimated fair value of the options granted was calculated using a Black Scholes option pricing model. Total compensation cost of stock options granted but not yet vested, as of October 31, 2007, was $2,169, which is expected to be recognized over the weighted average vesting period of 1.61 years.

Restricted Shares

During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $291 and $863 is included in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2007 as well as related tax benefits of $214 and $441, respectively. Share-based compensation for the three and nine months ended October 31, 2006 was $291 and $863 with tax related benefits of $111 and $349, respectively, and is also included in the accompanying Condensed Consolidated Statements of Income. As of October 31, 2007, this was the only grant of non-vested shares, and none of these shares had vested as of that date. Total unrecognized compensation cost of non-vested shares granted, as of October 31, 2007, was $1,889, which is expected to be recognized over the weighted average vesting period of 1.6 years.

7.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Basic weighted average shares outstanding	165,430,768	164,707,980	165,195,871	164,760,387
Effect of dilutive options and restricted stock	4,502,745	3,598,987	4,290,433	3,914,691

Diluted weighted average shares outstanding	169,933,513	168,306,967	169,486,304	168,675,078

For the three months ended October 31, 2007 and 2006, options to purchase 4,166,250 common shares with an exercise price range of $22.11 to $31.11 and options to purchase 4,853,250 common shares with an exercise price range of $15.48 to $31.11, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 4,126,083 and 4,774,750 common shares were outstanding for the nine months ended October 31, 2007 and 2006, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $22.11 to $31.11 and $15.48 to $31.11 for the nine months ended October 31, 2007 and 2006, respectively.

8.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

9.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its three brands operating through 230 stores under the retail names “Urban Outfitters,” “Anthropologie” and “Free People” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of October 31, 2007. The Company’s retail stores and their direct marketing campaigns are considered an reportable segment. Net sales from the Retail segment accounted for more than 93% of total consolidated net sales for the nine months ended October 31, 2007 and 2006. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the Retail segment and to approximately 1,500 better department and specialty retailers worldwide.

The Company has aggregated its retail stores and associated direct marketing campaigns into a Retail segment based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding inter-company charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, and other assets, and which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases, these inter-segment sales are eliminated in the Company’s consolidated financial statements.

The accounting policies of the operating segments are the same as the policies described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Both the Retail and Wholesale segments are highly diversified. No vendor or customer comprises more than 10% of net sales. A summary of the information about the Company’s operations by segment is as follows:

	October 31, 2007	January 31, 2007	October 31, 2006
Inventories
Retail operations	$201,760	$141,850	$170,169
Wholesale operations	10,936	12,537	9,423

Total inventories	$212,696	$154,387	$179,592

Property and equipment, net
Retail operations	$486,701	$443,879	$424,566
Wholesale operations	2,733	1,819	1,864

Total property and equipment, net	$489,434	$445,698	$426,430

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales
Retail operations	$352,521	$288,412	$971,552	$807,464
Wholesale operations	29,365	21,379	76,771	60,589
Intersegment elimination	(2,566)	(1,436)	(6,010)	(4,132)

Total net sales	$379,320	$308,355	$1,042,313	$863,921

Income from operations
Retail operations	$58,528	$43,809	$139,746	$111,155
Wholesale operations	7,127	5,440	17,809	14,743
Intersegment elimination	(410)	(401)	(1,039)	(1,202)

Total segment operating income	65,245	48,848	156,516	124,696
General corporate expenses	(3,918)	(3,384)	(11,902)	(8,972)

Total income from operations	$61,327	$45,464	$144,614	$115,724

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2007	January 31, 2007	October 31, 2006
Property and equipment, net
Domestic	$436,798	$405,345	$388,080
Foreign	52,636	40,353	38,350

Total property and equipment, net	$489,434	$445,698	$426,430

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales
Domestic	$345,789	$284,031	$954,556	$805,159
Foreign	33,531	24,324	87,757	58,762

Total net sales	$379,320	$308,355	$1,042,313	$863,921

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least 12 full months from the beginning of the period for which such data is presented, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Non-store sales, such as catalog and internet sales, are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume, as discussed in our results of operations, may correlate to changes in customer traffic. We believe this may be caused by a combination of response to our brands’ fashion offerings, our web advertising, changes in circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2008 will end on January 31, 2008.

Our goal is to increase net sales by at least 20% per year through a combination of opening new stores, growing comparable store sales and continuing the growth of our direct-to-consumer and wholesale operations.

Retail Stores

As of October 31, 2007, we operated 117 Urban Outfitters stores of which 102 were located in the United States, four were located in Canada and 11 were located in Europe. For the nine months ended October 31, 2007, we opened 11 new Urban Outfitters stores, of which eight were located within the United States, one was located in Canada, and two were located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 35.5% and 6.0% of consolidated net sales, respectively, for the nine months ended October 31, 2007, compared to 39.6% and 5.1%, respectively, for the comparable period in fiscal 2007.

As of October 31, 2007, we operated 100 Anthropologie stores all of which were located in the United States. During the nine months ended October 31, 2007, we opened seven new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 38.0% of consolidated net sales for the nine months ended October 31, 2007, compared to 36.3% for the comparable period in fiscal 2007.

As of October 31, 2007, we operated 13 Free People stores all of which were located in the United States. During the nine months ended October 31, 2007, we opened five new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of women’s casual apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store sales accounted for approximately 1.0% of consolidated net sales for the nine months ended October 31, 2007, compared to less than 1.0% for the comparable period in fiscal 2007.

For all brands combined, we plan to open a total of 38 stores during fiscal 2008, including six to eight new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie. We plan to continue to grow our store base at a similar rate per year.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended October 31, 2007, we circulated approximately 5.7 million catalogs compared to 6.8 million catalogs during the same period in fiscal 2007. We believe that this catalog has been instrumental in helping to build the Anthropologie brand with our target customers. We expect circulation during fiscal 2008 to be consistent with fiscal year 2007 or approximately 21.8 million catalogs.

Anthropologie operates a web site, www.anthropologie.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in our stores. As with the Anthropologie catalog, we believe that the web site increases Anthropologie’s brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended October 31, 2007, we circulated approximately 4.0 million Urban Outfitters catalogs compared to approximately 2.9 million catalogs during the comparable period in fiscal 2007. We believe the catalog has expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 13.0 million catalogs in fiscal 2008 compared to approximately 11.4 million catalogs circulated during fiscal 2007.

Urban Outfitters also operates a web site, www.urbanoutfitters.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases recognition of the brand with its target customers, as well as helps to support Urban Outfitters store operations.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Free People stores. During the three months ended October 31, 2007, we circulated approximately 1.3 million Free People catalogs compared to approximately 1.0 million catalogs during the comparable period in fiscal 2007. We believe the catalog has expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 4.8 million catalogs in fiscal 2008 compared to approximately 3.3 million catalogs circulated during fiscal 2007. We intend to increase the level of catalog circulation over the next few years.

We successfully launched the Free People web site, www.freepeople.com, in September 2004. The web site offers consumers the entire Free People product assortment found at Free People retail stores as well the Free People wholesale line. As with the Free People catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Free People store operations.

Direct-to-consumer sales for all brands combined were approximately 12.7% of consolidated net sales for the nine months ended October 31, 2007 compared to 11.7% for the comparable period in fiscal 2007.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,500 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.8% of consolidated net sales for the nine months ended October 31, 2007, compared to 6.5% for the comparable period in fiscal 2007.

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

We account for gift cards by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. The liability remains on our books until it is redeemed by the customer at which time we record the redemption of the card for merchandise as a sale or when we determines the likelihood of redemption is remote. We determined the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to gift cards relieved after the likelihood of redemption becomes remote are included in sales and have not been material. Our gift cards do not expire.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve is adjusted. As of October 31, 2007, January 31, 2007 and October 31, 2006, reserves for estimated sales returns in-transit totaled $10.2 million, $8.9 million and $7.4 million, representing 3.8%, 4.0% and 3.2% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of October 31, 2007, January 31, 2007 and October 31, 2006 totaled $212.7 million, $154.4 million and $179.6 million, representing 19.9%, 17.2% and 20.8% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2007, January 31, 2007 and October 31, 2006 totaled $489.4 million, $445.7 million and $426.4 million, respectively, representing 45.9%, 49.6% and 49.3% of total assets, respectively. In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2007 and 2006, as well as for fiscal 2007, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2007, January 31, 2007 and October 31, 2006 totaled $36.6 million, $28.5 million and $24.1 million, respectively, representing 3.4%, 3.2% and 2.8% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statement of Income.

We had valuation allowances of $0.2 million as of October 31, 2007 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statement of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). We adopted FIN 48 on February 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $0.7 million as an adjustment to the opening balance of retained earnings on February 1, 2007. See Note 5 to our condensed consolidated financial statements, “Income Taxes,” which are included in this report for additional information.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	60.5	61.8	62.3	63.0

Gross profit	39.5	38.2	37.7	37.0
Selling, general and administrative expenses	23.3	23.5	23.8	23.6

Income from operations	16.2	14.7	13.9	13.4
Other income, net	0.6	0.5	0.6	0.5

Income before income taxes	16.8	15.2	14.5	13.9
Income tax expense	4.8	4.0	4.2	4.6

Net income	12.0%	11.2%	10.3%	9.3%

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Net sales for the third quarter of fiscal 2008 increased by 23.0% to $379.3 million from $308.4 million for the third quarter of fiscal 2007. The $70.9 million increase was primarily attributable to a $64.0 million increase, or 22.2%, in retail segment net sales. Retail segment net sales for the third quarter of fiscal 2008 accounted for 92.9% of total net sales compared to 93.5% of net sales for the third quarter of fiscal 2007. Free People wholesale sales, excluding sales to our retail segment, increased $6.9 million, or 34.4%, to $26.8 million from $19.9 million for the third quarter of fiscal 2007. Free People wholesale sales accounted for 7.1% of total net sales for the third quarter of fiscal 2008 compared to 6.5% for the third quarter of fiscal 2007. The growth in our retail segment sales during the third quarter of fiscal 2008 was driven by a $34.7 million increase in new and non-comparable store net sales, an increase in direct-to-consumer net sales of $10.7 million, and an increase in comparable store sales of $18.6 million or 7.6%. By brand, comparable store sales increased by 0.2% at Urban Outfitters, 17.4% at Anthropologie and 16.0% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 42 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the third quarter of fiscal 2008 were primarily driven by an increase in transactions and units per transaction which more than offset a slight decrease in average retail unit prices. Thus far during the fourth quarter of fiscal 2008, comparable store sales are running higher than the prior quarter’s rate. Direct-to- consumer net sales during the third quarter of fiscal 2008 increased over the prior year primarily due to increased traffic to our websites and an increase in average order value. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with an increase in average unit selling price.

Gross profit for the third quarter of fiscal 2008 increased to 39.5% of net sales, or $149.9 million, from 38.2%, or $117.9 million, of net sales during the same period in fiscal 2007. The increase was primarily due to a combination of a lower rate of merchandise markdowns and leveraging of store occupancy expenses. Total inventories at October 31, 2007 increased by 18.4% to $212.7 million from $179.6 million in the prior year’s comparable period. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories as of October 31, 2007 increased by 6.2% compared to October 31, 2006.

Selling, general and administrative expenses during the third quarter of fiscal 2008 decreased to 23.3% of net sales compared to 23.5% of net sales for the third quarter of fiscal 2007. The decrease in selling, general and administrative expenses were primarily due to controlling store related and support costs. Selling, general and administrative expenses in the third quarter of fiscal 2008 increased to $88.6 million from $72.5 million in the comparable quarter of fiscal 2007. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 16.2% of net sales or $61.3 million for the third quarter of fiscal 2008 compared to 14.7% of net sales, or $45.5 million, for the comparable quarter in fiscal 2007.

Income taxes as a rate of net sales for the third quarter of fiscal 2008, increased to 4.8% or $18.1 million from 4.0% or $12.3 million for the third quarter of fiscal 2007. The rate increase was primarily attributable to recognizing the final and smaller portion of one-time tax credits related to work performed on the development of our new home offices. We finalized our certification in the third quarter of fiscal 2008.

Nine Months Ended October 31, 2007 Compared to Nine Months Ended October 31, 2006

Net sales for the nine months ended October 31, 2007 increased by 20.7% to $1,042.3 million from $863.9 million in the comparable period of fiscal 2007. The $178.4 million increase was primarily attributable to a $164.1 million, or 20.3% increase, in retail segment net sales. Retail segment net sales for the nine months ended October 31, 2007 accounted for 93.2% of total net sales compared to 93.5% of total net sales for the comparable nine month period in fiscal 2007. Free People wholesale sales, excluding sales to our retail segment, for the nine months ended October 31, 2007 increased $14.3 million, or 25.3%, to $70.8 million compared to $56.5 million during the nine months ended October 31, 2006. Free People wholesale sales accounted for 6.8% of total net sales for the nine months ended October 31, 2007 compared to 6.5% of total net sales for the comparable nine month period in fiscal 2007. The growth in our retail segment sales was driven by a $109.5 million increase in non-comparable and new store net sales, an increase in direct-to-consumer net sales of $31.7 million and an increase in comparable store sales of $22.9 million or 3.5%. By brand, comparable store sales decreased by 3.1% at Urban Outfitters and increased by 11.1% at Anthropologie and 17.9% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 58 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales increases for the nine months ended October 31, 2007 were primarily driven by an increase in average unit retail prices that more than offset slight declines in transaction and units per transaction. Direct-to-consumer net sales during the nine months ended October 31, 2007 increased over the prior year primarily due to increased traffic to the web sites, an increase in average order value, and an increase in our catalog circulation of approximately 1.4 million additional catalogs over the comparable nine month period in the prior period. The increase in Free People wholesale sales was driven by an increase in the average order size coupled with an increase in average unit selling price.

Gross profit for the nine months ended October 31, 2007 increased to 37.7% of net sales, or $392.6 million, from 37.0% of net sales, or $319.5 million during the same period in fiscal 2007. The increase was primarily driven by a reduction in merchandise markdowns and leveraging of store occupancy expenses.

Selling, general and administrative expenses during the nine months ended October 31, 2007 increased to 23.8% of net sales compared to 23.6% of net sales for the comparable period of fiscal 2007. The increase of selling, general and administrative expenses was primarily attributable to non-comparable expenses to operate our new home office facility, which reached its first year anniversary toward the end of the third quarter of fiscal 2008 as well as certain non-recurring legal fees for intellectual property. Selling, general and administrative expenses during the period increased to $248.0 million from $203.7 million in the comparable period of fiscal 2007. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 13.9% of net sales or $144.6 million for the nine months ended October 31, 2007, compared to 13.4% of net sales or $115.7 million for the comparable period of fiscal 2007.

Income taxes as a rate of net sales decreased to 4.2% or $44.0 million for the nine months ended October 31, 2007 from 4.6% or $39.8 million for the comparable period of fiscal 2007. This decrease was primarily attributable to additional receipt of certification for work performed on the development of our new home offices that qualifies for certain one-time federal tax incentives and the benefit of certain tax planning strategies.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $269.3 million as of October 31, 2007, as compared to $221.6 million as of January 31, 2007 and $185.2 million as of October 31, 2006. Cash provided by operating activities increased by $13.3 million for the nine months ended October 31, 2007 versus the comparable period last fiscal year primarily due to a $26.1 million increase in net income versus the prior period. Cash used in investing activities for the nine months ended October 31, 2007 was $123.5 million, of which the primary use was for construction of new stores. Our net working capital was $306.5 million at October 31, 2007 compared to $231.1 million at January 31, 2007 and $208.9 million at October 31, 2006. Increases in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories, as well as the construction of our home offices at the Navy Yard in Philadelphia, PA, which was completed in fiscal 2007. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment for the nine months ended October 31, 2007 and 2006 were $84.2 million and $168.2 million, respectively, and were primarily used to expand and support our store base, as well as our home office in the nine month period ended October 31, 2006. During fiscal 2008, we expect to construct and open approximately 38 new stores, renovate certain existing stores, increase our catalog circulation by approximately 3.1 million, to approximately 39.6 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We expect the level of gross capital expenditures during fiscal 2008 to approximate $120 million, which will be used primarily to expand our store base. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the nine months ended October 31, 2007 no shares were repurchased. During the nine months ended October 31, 2006 we repurchased and subsequently retired 1,220,000 shares at a cost of $20.8 million.

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

On September 30, 2004, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit to $50.0 million at our discretion, subject to a seven day request period. As of October 31, 2007, the credit limit under the Line was $50.0 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt ratios. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On November 30, 2006, we amended our line to increase our capital expenditure limit and add additional subsidiaries that are permitted to borrow. As of October 31, 2007, we were in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2007, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $33.1 million as of October 31, 2007. The available credit, including the accordion feature, under the Line was $16.9 million as of October 31, 2007. We plan to renew the Line during fiscal 2008 and expect the renewal will include the expansion of the available credit limit under the Line to an amount that will satisfy our letter of credit needs through fiscal 2010. As of October 31, 2007 we have extended the Current Line until the renewal is completed.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2007, except for operating leases entered into in the normal course of business, we were not party to any off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

The Company is exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company’s inventory turnover rate and its historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases the majority of its merchandise in U.S. dollars, including a portion of the goods for its stores located in Canada and Europe.

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of October 31, 2007 and 2006, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: December 5, 2007

URBAN OUTFITTERS, INC.

By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chairman of the Board and President
(Principal Executive Officer)

Date: December 5, 2007

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees
Chief Financial Officer
(Principal Financial Officer)