Form 10-K
period 2008-01-31
URBAN OUTFITTERS INC
filed 2008-03-28
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                     to

Commission File No. 000-22754

URBAN OUTFITTERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5000 South Broad Street, Philadelphia, PA	19112-1495
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 454-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $.0001 par value	The NASDAQ Global Select Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,348,716,474.

The number of shares outstanding of the registrant’s common stock on March 26, 2008 was 166,566,714.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders.

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

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People and Terrain brands, and we also operate a wholesale business under the Free People brand. We have over 35 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbanoutfitters.com, www.anthropologie.com, www.freepeople.com and www.urbanoutfitters.co.uk and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 29% over the past five years, with sales of approximately $1.5 billion in fiscal 2008.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2008 ended on January 31, 2008.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,700 square feet of selling space, and typically carry an estimated 30,000 to 35,000 stock keeping units (“SKUs”). Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. In fiscal 2008, we circulated approximately 13 million Urban Outfitters catalogs in an effort to expand our distribution channels and increase brand awareness. We plan to decrease circulation to approximately 12 million catalogs in fiscal 2009 and replace the reduced circulation spend with investments in web marketing. As of January 31, 2008, we operated 122 Urban Outfitters stores in North America and Europe, as well as the www.urbanoutfitters.com and www.urbanoutfitters.co.uk web sites and the Urban Outfitters catalog. We plan to open approximately 16 Urban Outfitters stores in fiscal 2009. Urban Outfitters’ North American and European store sales accounted for approximately 35.3% and 6.4% of consolidated net sales, respectively, for fiscal 2008.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,500 square feet of selling space, typically carry an estimated 30,000 to 35,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. During fiscal 2008, we circulated approximately 22 million catalogs and plan to decrease circulation to approximately 21.3 million catalogs in fiscal 2009 and replace the reduced circulation spend with investments in web marketing. As of January 31, 2008, we operated 108 Anthropologie stores in the United States, as well as the www.anthropologie.com web site and the Anthropologie catalog. We plan to open approximately 16 Anthropologie stores in fiscal 2009. Anthropologie’s store sales accounted for approximately 37.3% of consolidated net sales for fiscal 2008.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, accessories and gifts. Free People retail stores average approximately 1,600 square feet and carry approximately 1,600 SKUs and are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. During fiscal 2008, we circulated approximately 5 million catalogs and plan to expand circulation to approximately 7 million catalogs in fiscal 2009. As of January 31, 2008, we operated 15 Free People stores in the United States, as well as the www.freepeople.com web site and the Free People catalog. We plan to open approximately 9 to 15 new Free People stores in fiscal 2009. Free People retail store sales accounted for approximately 1.1% of our consolidated net sales for fiscal 2008.

Terrain. Our Terrain concept was released as our fourth brand in fiscal 2008 and we anticipate opening our first store in Concordville, PA, Terrain at Styers’, in early fiscal 2009. Our new concept is designed to appeal to men and women interested in a creative, sophisticated outdoor living and gardening experience. Terrain will also create a compelling shopping environment, inspired by the 'greenhouse'. Sites will be large and free standing. Merchandise will include lifestyle home and garden products combined with antiques, live plants and flowers.

Catalogs and Web Sites

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering select merchandise, most of which is also available in our Anthropologie stores. During fiscal 2008, Anthropologie’s catalog circulation was approximately 22 million. We believe the catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to decrease catalog circulation to approximately 21 million during fiscal 2009, and replace the reduced circulation spend with investments in web marketing. We expect catalog circulation to be stable over the next few years.

Anthropologie operates a web site that accepts orders directly from customers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in the stores. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the traffic of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2008, Urban Outfitters catalog circulation was approximately 13 million. We believe the catalog has expanded our distribution channels and increased brand awareness. We plan to modestly decrease catalog circulation to approximately 12 million during fiscal 2009 and replace the reduced circulation with investments in web marketing. We expect catalog circulation to be stable over the next few years.

Urban Outfitters also operates a web site that accepts orders directly from customers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the traffic of Urban Outfitters’ store operations.

In August 2006, Urban Outfitters launched a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise as found in the stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with its European target customers as well as helps to support our Urban Outfitters’ European store operations.

In October 2005, Free People introduced a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. During fiscal 2008 Free People circulated approximately 5 million catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand catalog circulation to approximately 7 million during fiscal 2009 and intend to increase the level of catalog circulation over the next few years.

Free People also operates a web site that accepts orders directly from customers. The web site, www.freepeople.com, was launched in September 2004. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. As with the Free People catalog, we believe that the web site increases Free People’s reputation and brand recognition with its target customers and helps support the traffic of Free People’s store operations.

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

Direct-to-consumer sales were approximately 13.6% of consolidated net sales for fiscal 2008.

Wholesale Segment

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,700 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and its own Free People stores. Free People currently sells its merchandise under our Free People and other labels. We also distribute our Free People products in certain department stores using a shops-within-shops sales model. We believe that the shops-within-shops model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends that help us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles and Chicago. Free People wholesale sales accounted for approximately 6.3% of consolidated net sales for fiscal 2008.

In addition to selling its merchandise to specialty retailers, Free People wholesale also shares production sourcing with our retail segment. Free People employs its own senior and creative management staff, but shares business support services with the retail segment.

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

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are often placed in unique and non- traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2008 were located in specialty retail centers, upscale street locations and enclosed shopping malls. We plan to implement a similar Anthropologie location expansion strategy in fiscal 2009.

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2008 were located in specialty retail centers, upscale street locations and enclosed shopping malls. We plan to implement a similar Urban Outfitters location expansion strategy in fiscal 2009.

Our Free People retail stores opened to date are located in enclosed shopping malls, specialty retail centers and upscale street locations. We plan to implement a similar Free People location expansion strategy in fiscal 2009.

Buying Operations

Maintaining a constant flow of fashionable merchandise for our retail segment is critically important to the on-going performance of our stores and direct-to-consumer operations. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount timing and of products. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including internet music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, web sites and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings in our Anthropologie stores, web site and catalogs include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, web site and catalog offer a showcase for casual apparel, accessories and gifts, primarily developed and designed by our

Free People wholesale division. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores almost daily. The wide breadth of merchandise offered by our retail segment includes national third-party brands, as well as exclusive merchandise developed and designed internally by our brands. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Merchandise designed and developed by our brands generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our catalogs and websites. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, creative store design, broad merchandise selection and visual presentation are key enticements for customers to enter and explore our stores and buy merchandise. Consequently, we rely on these factors, as well as the brand recognition created by our direct marketing activities, to draw customers into our stores, rather than on traditional forms of advertising such as print, radio and television media. Marketing activities for each of our retail store concepts include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2008, we did business with approximately 9,000 vendors. No single vendor accounted for more than 10.0% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

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

In fiscal 2008 we executed a long-term lease to utilize 175,500 square foot distribution center in Reno, NV, effectively relocating, expanding and bringing our west coast distribution service in-house. This facility services our stores in the western United States at a favorable freight cost per unit, and provides faster turnaround from selected vendors. In addition, we have a distribution center in Essex, England, which is operated by a third party, to service our current and near-term needs for stores and direct-to-consumer operations in Europe.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line (DSL) network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for daily updates of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Free People and Urban Outfitters catalogs and retail web sites, maintain separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. We launched a new, more functional web platform during fiscal 2008 that has expanded capacity for additional traffic and sales through the web. The Free People wholesale segment uses a separate software system for customer service, order entry and allocations, production planning and inventory management. During fiscal 2007, we successfully completed installation of a new wholesale customer service system that provides significantly improved functionality and flexibility to help serve our customers. This system has the capability to handle additional workload related to increased order volume and will better suit us over the long term to meet its forward growth needs. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems.

During fiscal 2007, we also completed the upgrade of our existing point of sale platform at our North American locations. This upgrade included the replacement of our existing register software, replacement of registers and related hardware and the addition of radio frequency equipment to be utilized in the store receiving and operations areas. We believe this upgrade has allowed us to process customer transactions more quickly and efficiently, while reducing existing administration. We believe this initiative has also resulted in advanced flexibility and customer service in the areas of locating inventory and accessing the direct-to-consumer channel within our retail stores. This new platform establishes better long-term technology resources and provides the opportunity and required infrastructure which enabled Anthropologie to implement a Customer Relationship Management system during fiscal 2008.

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

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters”, “Anthropologie”, “Urban Renewal”, “Free People”, “Co-Operative”, “Ecote”, “A Little Birdie Told Me”, “Allihop”, “BDG Guaranteed Tough”, “Bica Cheia”, “Brand: All-Son”, “Cartonnier”, “Character Hero”, “Charlie & Robin”, “Darling Blue”, “Deletta”, “Elevenses”, “Ett Twa”, “Fairytales Are True”, “Field Flower”, “Fink”, “Hawkings McGill”, “Hei-Hei”, “Hi-Brow”, “Homage”, “Idra”, “Kimchi & Blue”, “Knitted & Knotted”, “Laureate Lane”, “Lilka”, “Little Yellow Button”, “Lucky Penny”, “Maeve”, “Moulinette Soeurs”, “Naptime”, “Odile Lancon”, “Odille”, “Oiseau”, “+. . . .”, “Ric-Rac”, “Sitwell”, “Sleeping on Snow”, “Sparkle & Fade”, “Sparrow”, “Standard Cloth Washington Street”, “Stapleford”, “Sunday Monday Tuesday Wednesday Thursday Friday Saturday”, “The Charmer”, “This Tree Needs You”, “UO”, and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2008, we employed approximately 10,000 people, approximately 49% of whom are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work in the wholesale segment and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

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

We believe that we have benefited substantially from the leadership and experience of our senior executives, including our Chairman, President and co-founder, Richard A. Hayne, and our Chief Executive Officer, Glen T. Senk. The loss of the services of any of our senior executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not have an employment agreement with Mr. Hayne, Mr. Senk or any of our other key personnel. In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our ability to increase revenue and could otherwise harm our business.

We could be materially and adversely affected if any of our distribution centers are closed.

We operate four distribution facilities worldwide to support our retail and wholesale business segments in the United States, Western Europe and Canada, and for fulfillment of catalog and web site orders. The merchandise purchased for our United States and Canadian retail operation is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada while merchandise purchased for our direct-to-consumer and wholesale operations is shipped directly to our distribution center in Edgefield County, South Carolina. The merchandise purchased for our Western Europe retail and direct-to-consumer operations is shipped to Essex, England. If any of our distribution centers were to close for any reason the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to re-open or replace the center.

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

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion of operating income typically realized during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Any decrease in sales or margins during this period, or in the availability of working capital needed in the months preceding this period, could have a more material adverse effect on our business, financial condition and results of operations. Seasonal fluctuations also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the back-to-school and holiday selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. In order to more effectively protect them from infringement and to defend against claims of infringement, the marks are owned by separate subsidiaries who are responsible for maintaining and managing existing and future marks, thereby increasing their value to the company. We are not aware of any valid claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on foreign sources of production” on page 11. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and web site orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

We may not be successful in introducing additional store concepts.

We may, from time to time, seek to develop and introduce new concepts or brands in addition to our existing Urban Outfitters, Anthropologie and Free People brands. Our ability to succeed in these new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted. In fiscal 2008 we announced our fourth brand, Terrain, which we expect will open its first location in early fiscal 2009. This location was acquired through an immaterial acquisition in fiscal 2008. We do not anticipate the results of Terrain having a material adverse effect on our financial condition or results of operations.

We may develop new store concepts through acquisitions of which we may not be successful in integrating those acquisitions.

Acquisitions involve numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth and the potential loss of key employees.

We also may encounter difficulties in integrating any businesses we may acquire with our existing operations. The success of these transactions depends on our ability to:

•	successfully merge corporate cultures and operational and financial systems;

•	realize cost reduction synergies; and

•	as necessary, retain key management members and technical personnel of acquired companies.

In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on any company that we may acquire, or have recently acquired. Also, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business and financial condition.

Our investments in auction rate securities are subject to risks which may effect the liquidity of these investments and could cause an impairment charge.

A minority portion of our marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS ”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies. Historically, investments in ARS have been highly liquid, however, if an auction for the securities we own fails, the investments may not be readily convertible. Liquidity for ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process or the debt obligation reaches its maturity. We have determined that there are no current impairment charges related to these failures based on review of the projected cash flows, credit rating and assessment of the credit quality of the underlying security. We have the ability to hold the investments until their maturity.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

In August 2006, we moved and consolidated our home office into several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. This acquisition allows for a more efficient operation of our Philadelphia-based offices and will support our growth needs for at least the next ten years. The property located at 5000 South Broad Street in Philadelphia is approximately five miles from our previous Philadelphia-based home offices. We currently occupy approximately 282,000 square feet at the Navy Yard. Options on several adjacent buildings are also available for at least the next ten years to allow for additional expansion if necessary. We spent approximately $116 million on improvements made to our offices at the Navy Yard as of January 31, 2008. The expenditures to improve our Navy Yard facilities were capitalized and are being depreciated based on the useful life of the improvements and fixtures.

Our customer contact center is located in Edgefield County, South Carolina as part of our 459,000 square foot distribution center, and occupies approximately 16,000 square feet. Our office in Europe is located at 24 Market Place in London and occupies approximately 6,900 square feet of space. Our home offices and customer contact facilities are leased properties with varying lease term expirations through 2016. We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. During Fiscal Year 2008 we entered into an operating lease for a warehouse facility in Reno, NV. The facility is approximately 175,500 square feet and is primarily used to support our western United States stores. The term of this lease is set to expire in 2017 with Company options to renew for up to an additional ten years. We invested approximately $6 million in equipment and other improvements for this location. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie and Free People stores are leased and are well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease at January 31, 2008, by Urban Outfitters, Anthropologie and Free People was approximately 1,184,000, 807,000 and 24,000, respectively. The average store selling square feet is approximately 9,700 for Urban Outfitters, 7,500 for Anthropologie and 1,600 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors. The following table shows the location of each of our existing retail stores, as of January 31, 2008:

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Arizona

Tempe

Tucson

Scottsdale

California

Berkeley

Burbank

Costa Mesa

Fresno

Irvine

Los Angeles

Newport Beach

Pasadena

Rancho Cucamonga

Sacramento

Santa Cruz

San Diego

San Francisco

San José

San Luis Obispo

Santa Barbara

Santa Monica

Simi Valley

Studio City

Thousand Oaks

Torrance

Walnut Creek

Westwood

Colorado

Boulder

Denver

Lone Tree

Connecticut

New Haven

Florida

Jacksonville

Miami

Miami Beach

Orlando

Palm Beach Gardens

South Miami

Tampa

Georgia

Atlanta

Idaho

Boise

Illinois

Chicago

Clark St.

North Rush St.

South State St.

Milwaukee Ave.

Evanston

Oak Brook

Schaumburg

Indiana

Bloomington

Kansas

Lawrence

Louisiana

Baton Rouge

New Orleans

Maryland

Baltimore

Massachusetts

Boston

Newbury St.

Faneuil Hall

Cambridge

Michigan

Ann Arbor

East Lansing

Troy

Minnesota

Bloomington

Minneapolis

Missouri

Kansas City

St. Louis

Nebraska

Omaha

Nevada

Las Vegas

Desert Passage

Mandalay Bay

New Jersey

Montclair

New York

Cheektowaga

Garden City

New York

Chelsea

The East Side

Midtown

SoHo

Queens

The West Side

The Upper West Side

North Carolina

Charlotte

Durham

Ohio

Cincinnati

Columbus

Westlake

Oregon

Portland

Tigard

Pennsylvania

Ardmore

King of Prussia

Philadelphia

Pittsburgh

West Philadelphia

Rhode Island

Providence

South Carolina

Charleston

Texas

Austin

Dallas

Northpark Center

East Mockingbird Lane

Houston

University Blvd.

The Galleria

Spring

Utah

Salt Lake City

Vermont

Burlington

Virginia

McLean

Richmond

Washington

Seattle

Broadway East

Fifth Ave.

Lynnwood

Washington D.C.

Chinatown

Georgetown

Wisconsin

Madison

Milwaukee

Canada

Montréal

Toronto

Vancouver

West Edmonton

England

Birmingham

London

Kent

Kensington High St.

Oxford St.

Covent Garden

Manchester

Ireland

Dublin

Cecilia St.

Dundrum

Scotland

Glasgow

Denmark

Copenhagen

Sweden

Stockholm

Belgium

Antwerp

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Huntsville

Arizona

Scottsdale

Fashion Square

Kierland Commons

Tucson

California

Berkeley

Beverly Hills

Burlingame

Carlsbad

Carmel

Chula Vista

Corona

Corte Madera

El Segundo

Fresno

Irvine

Los Angeles

Newport Beach

Pasadena

Palo Alto

Rancho Cucamonga

San Francisco

San José

Santa Barbara

Santa Monica

Simi Valley

Thousand Oaks

Torrance

Colorado

Boulder

Denver

Cherry Creek

Lone Tree

Connecticut

Westport

Greenwich

South Windsor

Florida

Boca Raton

Coral Gables

Jacksonville

Miami Beach

Naples

Orlando

Palm Beach Gardens

Tampa

West Palm Beach

Georgia

Atlanta

Dunwoody

Idaho

Boise

Illinois

Chicago

State St.

Southport Ave.

Geneva

Highland Park

Oak Brook

Schaumburg

Indiana

Indianapolis

Louisiana

Baton Rouge

Maryland

Rockville

Towson

Massachusetts

Boston

Burlington

Chestnut Hill

Natick

Michigan

Birmingham

Troy

Minnesota

Maple Grove

Minneapolis

Missouri

Kansas City

St. Louis

Nevada

Henderson

Las Vegas

New Jersey

Edgewater

Princeton

Short Hills

Shrewsbury

Woodcliff Lake

New Mexico

Albuquerque

New York

Garden City

Greenvale

New York

Union Square

SoHo

Rockefeller Center

White Plains

North Carolina

Charlotte

Northlake Mall

SouthPark Mall

Ohio

Cincinnati

Columbus

Woodmere

Oregon

Portland

Tigard

Pennsylvania

Glen Mills

Philadelphia

Pittsburgh

Wayne

Tennessee

Nashville

Texas

Austin

Dallas

Highland Park Village

NorthPark Center

Houston

Plano

San Antonio

Southlake

Spring

Utah

Salt Lake City

Virginia

McLean

Richmond

Washington

Seattle

Fifth Ave.

University Village

Washington D.C.

Georgetown

Wisconsin

Madison

Milwaukee

Free People Stores

LOCATION	LOCATION	LOCATION
California Torrance Connecticut Greenwich Illinois Chicago New Jersey Paramus Short Hills	New York Garden City New York Pennsylvania Ardmore King of Prussia Massachusetts Boston Burlington	Texas Austin Dallas Virginia Arlington McLean

In addition to the stores listed above, Anthropologie operates a wholesale sales and showroom facility in New York City which is leased through the year 2014. Free People also operates wholesale sales and showroom facilities in New York City, Los Angeles and Chicago which are leased through 2017, 2010 and 2009, respectively.

Item 3. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008, through the solicitation of proxies or otherwise.

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

Market Information

	High	Low
Fiscal 2008
Quarter ended April 30, 2007	$27.57	$24.04
Quarter ended July 31, 2007	$27.11	$19.41
Quarter ended October 31, 2007	$25.27	$20.20
Quarter ended January 31, 2008	$29.00	$23.92

Fiscal 2007
Quarter ended April 30, 2006	$28.92	$22.00
Quarter ended July 31, 2006	$22.93	$14.42
Quarter ended October 31, 2006	$19.64	$14.01
Quarter ended January 31, 2007	$25.89	$17.19

Holders of Record

On March 26, 2008 there were 96 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The following tables and graph compare the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning February 1, 2003 and ending January 31, 2008, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	ANNUAL RETURN PERCENTAGE Years Ended
Company / Index	Jan-04	Jan-05	Jan-06	Jan-07	Jan-08
Urban Outfitters, Inc.	295.41%	107.80%	29.83%	(10.66)%	18.85%
S&P 500 Index	34.57%	6.23%	10.38%	14.51%	(2.31)%
S&P 500 Apparel Retail	31.54%	21.06%	(5.20)%	15.06%	(4.36)%

	Base Period Jan-03	INDEXED RETURNS Years Ended
Company / Index		Jan-04	Jan-05	Jan-06	Jan-07	Jan-08
Urban Outfitters, Inc.	$100	$395.41	$821.68	$1,066.80	$953.13	$1,132.81
S&P 500 Index	100	134.57	142.95	157.79	180.70	176.52
S&P 500 Apparel Retail	100	$131.54	$159.24	$150.96	$173.69	$166.11

Equity Compensation Plan Information

The following table shows the status of option grants under the Company’s stock incentive plans as of January 31, 2008:

	EQUITY COMPENSATION PLAN
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Referenced in Column (A))
Plan Category	(A)		(B)	(C)
Equity Compensation Plans Approved by Security Holders:
Options	11,568,723	(1)	$16.04	2,312,150
Equity Compensation Plans not Approved by Security Holders:	—		—	—

Total	11,568,723		$16.04	2,312,150

(1)	Amounts are subject to adjustment to reflect any stock dividend, stock split, share consideration or similar change in our capitalization.

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

	Fiscal Year Ended January 31,
	2008	2007	2006	2005	2004
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$1,507,724	$1,224,717	$1,092,107	$827,750	$548,361
Gross profit	576,772	451,921	448,606	338,750	213,473
Income from operations	224,945	163,989	207,699	148,366	80,706
Net income	160,231	116,206	130,796	90,489	48,376
Net income per common share—basic	$0.97	$0.71	$0.80	$0.56	$0.31
Weighted average common shares outstanding—basic	165,305,207	164,679,786	163,717,726	161,419,898	157,069,852
Net income per common share—diluted	$0.94	$0.69	$0.77	$0.54	$0.30
Weighted average common shares outstanding—diluted	169,640,585	168,652,005	169,936,041	167,303,450	161,662,276
Balance Sheet Data:
Working capital	$280,482	$231,087	$251,675	$189,597	$118,073
Total assets	1,142,791	899,251	769,205	556,684	384,502
Total liabilities	289,360	223,968	208,325	154,440	94,372
Capital lease obligations	—	—	—	60	271
Total shareholders’ equity	$853,431	$675,283	$560,880	$402,244	$290,130

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments, a lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People Wholesale division that designs, develops and markets young women’s contemporary casual apparel.

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least one full fiscal year prior to fiscal 2008, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and website related sales, are also considered non-comparable.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2008 ended on January 31, 2008. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least 12 full months at the beginning of the period for which such data is presented.

Our goal is to increase net sales by at least 20% per year through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of January 31, 2008, we operated 122 Urban Outfitters stores of which 106 are located in the United States, four are located in Canada and 12 are located in Europe. During fiscal 2008, we opened 16 new Urban Outfitters stores, 12 of which are located within the United States, one of which is located in Canada, and three of which are located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 35.3% and 6.4% of consolidated net sales, respectively, for fiscal 2008.

We operated 108 Anthropologie stores as of January 31, 2008, all of which are located in the United States. During fiscal 2008 we opened 15 new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 37.3% of consolidated net sales for fiscal 2008.

We operated 15 Free People stores as of January 31, 2008, all of which are located in the United States. During fiscal 2008 we opened seven new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several fiscal years. Free People’s retail sales accounted for approximately 1.1% of consolidated net sales for fiscal 2008.

There were no Terrain stores in operation during fiscal 2008, we plan to open our first store early in fiscal 2009.

For all brands combined, we plan to open 45 to 49 new stores during fiscal 2009, including 9 to 15 new Free People stores and one to two new Terrain stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

In March 1998, Anthropologie introduced a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During fiscal 2008, we circulated approximately 22 million catalogs and believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to decrease circulation to approximately 21 million catalogs during fiscal 2009 and replace the reduced circulation spend with investments in web marketing. We expect catalog circulation to be stable over the next few years.

Anthropologie operates a web site that accepts orders directly from customers. The web site, www.anthropologie.com, debuted in December 1998. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in the stores. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2008, we circulated approximately 13 million Urban Outfitters catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to decrease circulation to approximately 12 million catalogs during fiscal 2009 and replace the reducted circulation spend with investments in web marketing. We expect catalog circulation to be stable over the next few years.

Urban Outfitters also operates a web site that accepts orders directly from customers. The web site, www.urbanoutfitters.com, was launched in May 2000. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Urban Outfitters’ store operations.

In August 2006, Urban Outfitters launched a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with our European customers as well as helps to support our Urban Outfitters’ European store operations.

In October 2005, Free People introduced a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. During fiscal 2008 Free People circulated approximately 5 million catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand catalog circulation to approximately 7 million catalogs during fiscal 2009 and intend to increase the level of catalog circulation over the next few years.

Free People also operates a web site that accepts orders directly from customers. The web site, www.freepeople.com, was launched in September 2004. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. As with our catalog, we believe that the web site increases Free People’s reputation and brand recognition with its target customers and helps support the traffic of Free People’s store operations.

Direct-to-consumer sales were approximately 13.6% of consolidated net sales for fiscal 2008.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,700 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.3% of consolidated net sales for fiscal 2008.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental authority. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. We maintain an allowance for doubtful accounts for our wholesale business accounts receivable which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. Custom orders, typically for upholstered furniture, have not been material.

We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on our books until it is redeemed by the customer at which time we record the redemption of the card for merchandise as a sale or when we determine the likelihood of redemption is remote. We determine the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and have not been material. Our gift cards do not expire.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of January 31, 2008 and 2007, reserves for estimated sales returns in-transit totaled $6.8 million and $8.9 million, representing 2.3% and 4.0% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and inventory currently priced below its original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Net inventories as of January 31, 2008 and January 31, 2007 totaled $171.9 million and $154.4 million, representing 15.0% and 17.2% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on the market value of our physical inventories and recent historical trends. Our physical inventories are performed as of June 30, 2007 and January 31, 2008. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, furniture and fixtures and buildings, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2008 and January 31, 2007 totaled $488.9 million and $445.7 million, respectively, representing 42.8% and 49.6% of total assets, respectively.

In assessing potential impairment of our store related assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be measurable within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2008, 2007 and 2006, write-downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations in fiscal 2008.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of January 31, 2008 and January 31, 2007 totaled $35.0 million and $28.5 million, respectively, representing 3.1% and 3.2% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the consolidated statement of income.

We increased valuation allowances to $1.2 million as of January 31, 2008 from $0.2 million as of January 31, 2007. This increase occurred based on evidence of our inability to generate sufficient future taxable income in certain foreign jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	61.7	63.1	58.9

Gross profit	38.3	36.9	41.1
Selling, general and administrative expenses	23.3	23.5	22.1

Income from operations	15.0	13.4	19.0
Interest income	0.6	0.5	0.5
Other income	—	—	—
Other expenses	—	—	(0.1)

Income before income taxes	15.6	13.9	19.4
Income tax expense	4.9	4.4	7.5

Net income	10.7%	9.5%	11.9%

Period over Period Change:
Net sales	23.1%	12.1%	31.9%
Gross profit	27.6%	0.7%	32.4%
Income from operations	37.2%	(21.0)%	40.0%
Net income	37.9%	(11.2)%	44.5%

Fiscal 2008 Compared to Fiscal 2007

Net sales in fiscal 2008 increased by 23.1% to $1.51 billion, from $1.22 billion in the prior fiscal year. The $283 million increase was primarily attributable to a $263 million or 22.8% increase, in retail segment sales. Our Wholesale segment contributed $20 million as Free People wholesale net sales increased 27.3%, excluding sales to our retail segment. The growth in our retail segment sales during fiscal 2008 was driven by an increase of $162 million or 163.0% in non-comparable and new store net sales, an increase in direct-to-consumer net sales of $52 million or 33.8% and an increase to comparable store net sales of $49 million or 5.5%. The increase in comparable store net sales was comprised of 12.8% and 18.4% increases at Anthropologie and Free People, respectively which more than offset a comparable store net sales decrease of 0.9% for fiscal year 2008 at Urban Outfitters.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 38 new stores in fiscal 2008 and 32 new stores in fiscal 2007 that were considered non-comparable during fiscal 2008. Comparable store net sales increases were primarily the result of increases in average unit sales prices and increases in transactions resulting from an increased response to our merchandise offerings. These increases more than offset a slight decrease in the number of units sold per transaction. Thus far during fiscal 2009, total comparable store sales are ahead of our modest single digit plan. Direct-to-consumer net sales increased over the prior year primarily due to increased traffic to our web sites, improved customer response related to the circulation of approximately 3.2 million additional catalogs, and improvements in the average order value. The increase in Free People wholesale sales was driven by increased average unit sale prices and increased transactions.

Gross profit rates in fiscal 2008 increased to 38.3% of net sales or $577 million from 36.9% of net sales or $452 million in fiscal 2007. This improvement is primarily due to a lower rate of merchandise markdowns and leveraging of our store occupancy expenses driven by the net increase in comparable store net sales. Total inventories at January 31, 2008 increased by 11.4% to $172 million from $154 million in the prior fiscal year. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories decreased by 2.8% versus the prior fiscal year. We anticipate making similar inventory investments in connection with new store openings in fiscal 2009.

Selling, general and administrative expenses during fiscal 2008 decreased to 23.3% of net sales versus 23.5% of net sales for fiscal 2007. Rate reductions from controlling store support related expenses driven by increases in comparable store net sales was the primary contributor and more than offset non-comparable expenses to operate our new home office facility. Selling, general and administrative expenses in fiscal 2008 increased to $352 million from $288 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 15.0% of net sales or $225 million for fiscal 2008 compared to 13.4% of net sales or $164 million for fiscal 2007.

Our annual effective income tax rate improved slightly to 31.6% of income for fiscal 2008 compared to 31.7% of income for fiscal 2007. These favorable rates are based upon a number of factors including: certification for work performed on the development of our new offices that qualified for certain one-time federal tax incentives; the execution of certain related reorganization efforts in fiscal 2008 and 2007 as well as the relief of certain valuation allowances related to net operating loss carry-forwards of our wholly owned foreign subsidiaries in fiscal 2007. Having received the majority of our one time tax benefits relating to our new home offices, we expect our rate to settle at approximately 36.5% in fiscal 2009. See Note 7 “Income Taxes” in our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

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

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 32 new stores in fiscal 2007 and 33 new stores in fiscal 2006 that were considered non-comparable during fiscal 2007. Comparable store net sales decreases were primarily the result of a decrease in transactions, and a slight decrease in the average unit sales prices resulting from a lower response to our merchandise offerings as we adjusted to a significant shift in fashion trends. These decreases more than offset a modest increase in the number of units sold per transaction. Direct-to-consumer net sales increased over the prior year primarily due to improved customer response related to the circulation of approximately 5 million additional catalogs, increased traffic to our web sites and improvements in the average order value at all brands. The increase in Free People wholesale sales was driven by a favorable customer response to our fashion offerings.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $374 million as of January 31, 2008 as compared to $222 million as of January 31, 2007 and $257 million as of January 31, 2006. The increase in cash, cash equivalents and marketable securities during fiscal 2008 occurred primarily as a result of cash provided by operating activities. Cash provided by operating activities increased by $67 million versus the prior period primarily due to a $44 million increase in net income. Cash used in investing activities for fiscal 2008 was $189 million of which the primary use was for construction of new stores. The decrease in cash, cash equivalents and marketable securities from fiscal 2006 to fiscal 2007 occurred primarily as a result of investments in store related property and equipment and the completion of our new home offices at the Philadelphia Navy Yard. We also repurchased approximately $21 million of our common shares during fiscal 2007. Cash used in these investing and financing activities offset $187 million of cash provided by operations in fiscal 2007. During fiscal year 2006 cash increases were primarily a result of cash provided by operating activities. Our working capital for fiscal years 2008, 2007 and 2006 was $280 million, $231 million and $252 million, respectively. The changes in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment, net of tenant improvement allowances included in deferred rent for fiscal 2008, 2007 and 2006 were $92 million, $193 million and $111 million respectively, and were primarily used to expand and support our store base. During fiscal 2009, we plan to construct and open at least 45 new stores, renovate certain existing stores, modestly increase our catalog circulation by approximately a half million books to approximately 40 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2009 to approximately $140 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities were necessary to adequately support our growth. For the fiscal years ended January 31, 2007 and January 31, 2006 we spent approximately $82 million and $22 million, respectively, on improvements made to our offices at the Philadelphia Navy Yard. Total expenditures for the project as of January 31, 2008 were approximately $116 million, at which time the project was substantially complete.

During fiscal 2009 we may enter into one or more acquisitions related to the expansion of the Terrain brand. We do not anticipate these acquisitions individually or in the aggregate being material.

During fiscal 2008 we entered into an operating lease for a warehouse facility in Reno, NV to support our western United States stores. The facility is approximately 176,000 square feet and the term of the lease is set to expire in 2017 with Company options to renew for up to an additional 10 years. We invested approximately $6.3 million in equipment and other improvements for this location.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the fiscal year ended January 31, 2007, we repurchased and subsequently retired 1,220,000 shares at a cost of approximately $21 million. No shares were repurchased during fiscal 2008.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2011.

On December 11, 2007, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion, subject to a seven day request period. As of January 31, 2008, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2008, we were in compliance with all covenants under the Line. As of and during the fiscal year ended January 31, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $33 million as of January 31, 2008. The available credit, including the accordion feature under the Line was $67 million as of January 31, 2008. We believe our renewed line will satisfy our letter of credit needs through fiscal 2011.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments as of January 31, 2008:

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Operating leases (1)	$917,745	$114,850	$312,991	$184,402	$305,502
Purchase orders	54,107	54,107	—	—	—
Construction contracts (2)	9,665	9,665	—	—	—

Total contractual obligations	$981,517	$178,622	$312,991	$184,402	$305,502

The contractual obligations table excludes the Company’s FIN 48 liabilities of $10.0 million because the Company cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $10.0 million is classified as a long-term liability in the Company’s consolidated balance sheet as of January 31, 2008 as none of these obligations are anticipated to be paid within one year from January 31, 2008.

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are seven locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these seven locations was approximately $714,000 for fiscal 2008. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our best estimate of the future payments for these locations. Amounts noted above include commitments for 31 executed leases for stores not opened as of January 31, 2008.
(2)	Pertains to store construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Line of credit (1)	$30,494	$30,494	$—	$—	$—
Standby letters of credit	2,245	2,245	—	—	—

Total commercial commitments	$32,739	$32,739	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three years ended January 31, 2008, except for operating leases entered into in the normal course of business, we were not party to any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations”, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material, if any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material, if any impact on our consolidated financial statements.

Seasonality and Quarterly Results

The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The unaudited financial information has been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Fiscal 2008 Quarter Ended
	April 30, 2007	July 31, 2007	Oct. 31, 2007	Jan. 31, 2008
	(dollars in thousands, except per share data)
Net sales	$314,544	$348,449	$379,320	$465,411
Gross profit	112,615	130,027	149,938	184,192
Net income	29,367	31,866	45,382	53,616
Net income per common share—basic	0.18	0.19	0.27	0.32
Net income per common share—diluted	0.17	0.19	0.27	0.32

As a Percentage of Fiscal Year:
Net sales	21%	23%	25%	31%
Net income	18%	20%	28%	34%

	Fiscal 2007 Quarter Ended
	April 30, 2006	July 31, 2006	Oct. 31, 2006	Jan. 31, 2007
	(dollars in thousands, except per share data)
Net sales	$270,007	$285,559	$308,355	$360,796
Gross profit	96,768	104,752	117,948	132,453
Net income	20,299	25,662	34,514	35,731
Net income per common share—basic	0.12	0.16	0.21	0.22
Net income per common share—diluted	0.12	0.15	0.21	0.21

As a Percentage of Fiscal Year:
Net sales	22%	23%	25%	30%
Net income	17%	22%	30%	31%

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2008 and 2007, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would normally not impact the fair market value of the related underlying instruments.

A minority portion of the Company’s marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies. The Company’s ARS had a fair value of $95.2 million as of January 31, 2008. Subsequent to the close of the current fiscal year, $61.4 million of ARS currently failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. A significant amount of the failures have consisted of the student loan backed securities. These securities are “A” or better rated, long-term debt obligations secured by student loans, which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program. In addition to the U.S. Government guarantee on such student loans, many of these securities also have separate insurance policies guaranteeing both the principal and accrued interest. The Company has determined that there are no current impairment charges related to these failures based on review of the projected cash flows, credit rating and assessment of the credit quality of the underlying security. The Company has the ability to hold the investments until their maturity. As a result of the current illiquidity, the Company has reclassified $61.4 million of ARS from current assets under marketable securities to long term assets under marketable securities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2008.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act Rule 13a-15(f). Our system of internal control is designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2008.

The effectiveness of internal control over financial reporting as of January 31, 2008 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 35 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated March 24, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 24, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	60	Chairman of the Board of Directors and President
John E. Kyees	61	Chief Financial Officer
Glen A. Bodzy	55	General Counsel and Secretary
Glen T. Senk	51	Director and Chief Executive Officer
Tedford G. Marlow	56	President, Urban Brand, Worldwide
Robert Ross	39	Controller
Freeman M. Zausner	60	Chief Administrative Officer
Margaret Hayne	50	President, Free People
Scott A. Belair (2)(3)	60	Director
Harry S. Cherken, Jr. (1)	58	Director
Joel S. Lawson III (2)(3)	60	Director
Robert H. Strouse (1)(2)(3)	59	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since its incorporation in 1976. Margaret Hayne, President of Free People, is Mr. Hayne’s spouse.

Mr. Kyees joined Urban Outfitters in November 2003. He is a 32-year veteran in the retail industry with Chief Financial Officer (“CFO”) roles at several retailers. Mr. Kyees formerly held the position as CFO and Chief Administrative Officer for bebe stores, Inc., a retail chain headquartered in San Francisco, from March 2002 through November 2003. Prior to joining bebe, Mr. Kyees served as CFO for Skinmarket, a startup teenage cosmetic retailer, from March 2000 through March 2002. Mr. Kyees was also CFO for HC Holdings from December 1997 through March 2000. From May 1997 through December 1997, Mr. Kyees was CFO for Ashley Stewart and from November 1984 through January 1997 Mr. Kyees was CFO for Express, which is a division of The Limited Brands, Inc.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Senk, a director since 2004, has served as Chief Executive Officer since May 2007, and prior to that, as President of Anthropologie, Inc. since April 1994 through May of 2007. Mr. Senk was named Executive Vice President of Urban Outfitters, Inc. in May 2002, and assumed responsibility for the Company’s Free People division in May 2003. Prior to joining the Company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of

the Habitat International Merchandise and Marketing Group in London, England. Mr. Senk began his retail career at Bloomingdale’s, where he served in a variety of roles including Managing Director of Bloomingdale’s By Mail. Mr. Senk serves as a member of the Board of Directors for Bare Escentuals, Inc. and Tory Burch, Inc.

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

Mr. Ross joined Urban Outfitters in October 1997 and assumed responsibility for the Controller position in early 1999. Prior to joining the Company, Mr. Ross had been the Controller for American Appliance, Inc., a northeast regional appliance retail chain. Previous to his 14-year tenure in the retail industry, Mr. Ross worked in the public accounting sector in audit and advisory services. Mr. Ross obtained his CPA license in 1994.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990. Mr. Zausner retired from the Company in 1996.

Mrs. Hayne joined Urban Outfitters in August 1982. She is a 32 year veteran of the retail and wholesale industry and has served as President of Free People since March 2007.

Mr. Belair co-founded Urban Outfitters in 1970 and has been a director since its incorporation in 1976. He has served as Principal of The ZAC Group, a financial advisory firm, during the last fifteen years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc.

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and until January 2007 served as Co-Chair of its Real Estate Group.

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

Section 16(a). Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

Consolidated Financial Statements filed herewith are listed in the accompanying index on page F-1.

(2) Financial Statement Schedule

None.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to the Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

10.1	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2004.

10.2	First Amendment to the Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

10.3*	Second Amendment to the Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

10.4+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004.

10.5+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.6+	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.

10.7+	2000 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

Exhibit Number	Description

10.8+	2008 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008

14.1	Code of Conduct and Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2004.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

March 28, 2008	By:	/s/ GLEN T. SENK
Glen T. Senk
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne	Chairman of the Board, President and Director	March 28, 2008

/s/ JOHN E. KYEES John E. Kyees (Principal Financial Officer)	Chief Financial Officer	March 28, 2008

/s/ GLEN T. SENK Glen T. Senk (Principal Executive Officer)	Chief Executive Officer and Director	March 28, 2008

/s/ ROBERT ROSS Robert Ross	Controller	March 28, 2008

/s/ SCOTT A. BELAIR Scott A. Belair	Director	March 28, 2008

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	March 28, 2008

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	March 28, 2008

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	March 28, 2008

U RBAN OUTFITTERS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 24, 2008

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$105,271	$27,267
Marketable securities	80,127	132,011
Accounts receivable, net of allowance for doubtful accounts of $972 and $849, respectively	26,365	20,871
Inventories	171,925	154,387
Prepaid expenses and other current assets	46,238	27,286
Deferred taxes	3,684	4,583

Total current assets	433,610	366,405

Property and equipment, net	488,889	445,698
Marketable securities	188,252	62,322
Deferred income taxes and other assets	32,040	24,826

Total Assets	$1,142,791	$899,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,020	$57,934
Accrued compensation	10,128	5,092
Accrued expenses and other current liabilities	83,230	72,292

Total current liabilities	167,378	135,318
Deferred rent and other liabilities	121,982	88,650

Total Liabilities	289,360	223,968

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 166,104,615 and 164,987,463 issued and outstanding, respectively	17	17
Additional paid-in capital	144,204	128,586
Retained earnings	701,975	542,396
Accumulated other comprehensive income	7,235	4,284

Total Shareholders’ Equity	853,431	675,283

Total Liabilities and Shareholders’ Equity	$1,142,791	$899,251

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2008	2007	2006
Net sales	$1,507,724	$1,224,717	$1,092,107
Cost of sales, including certain buying, distribution and occupancy costs	930,952	772,796	643,501

Gross profit	576,772	451,921	448,606
Selling, general and administrative expenses	351,827	287,932	240,907

Income from operations	224,945	163,989	207,699
Interest income	9,390	6,531	5,486
Other income	575	353	775
Other expenses	(515)	(715)	(1,563)

Income before income taxes	234,395	170,158	212,397
Income tax expense	74,164	53,952	81,601

Net income	$160,231	$116,206	$130,796

Net income per common share:
Basic	$0.97	$0.71	$0.80

Diluted	$0.94	$0.69	$0.77

Weighted average common shares outstanding:
Basic	165,305,207	164,679,786	163,717,726

Diluted	169,640,585	168,652,005	169,936,041

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Compre- hensive Income	Common Shares		Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Income	Total
		Number of Shares	Par Value
Balances as of February 1, 2005		162,894,888	$16	$109,422	$(5,058)	$295,394	$2,470	$402,244
Net income	$130,796	—	—	—	—	130,796	—	130,796
Foreign currency translation	(1,909)	—	—	—	—	—	(1,909)	(1,909)
Unrealized losses on marketable securities, net of tax	(33)	—	—	—	—	—	(33)	(33)

Comprehensive income	$128,854

Amortization of unearned compensation		—	—	—	1,153	—	—	1,153
Exercise of stock options		1,936,589	—	15,230	—	—	—	15,230
Tax effect of exercises		—	—	13,399	—	—	—	13,399

Balances as of January 31, 2006		164,831,477	16	138,050	(3,905)	426,190	528	560,880
Net income	$116,206	—	—	—	—	116,206	—	116,206
Foreign currency translation	3,614	—	—	—	—	—	3,614	3,614
Unrealized gains on marketable securities, net of tax	142	—	—	—	—	—	142	142

Comprehensive income	$119,962

Share-based compensation				3,497				3,497
Unearned compensation reclass		—	—	(3,905)	3,905	—	—	—
Exercise of stock options		1,375,986	1	6,350	—	—	—	6,351
Tax effect of exercises		—	—	5,394	—	—	—	5,394
Share Repurchase		(1,220,000)		(20,801)				(20,801)

Balances as of January 31, 2007		164,987,463	17	128,586	—	542,396	4,284	675,283
Net income	$160,231	—	—	—	—	160,231	—	160,231
Foreign currency translation	703	—	—	—	—	—	703	703
FIN48 adjustment	—	—	—	—	—	(652)	—	(652)
Unrealized gains on marketable securities, net of tax	2,248	—	—	—	—	—	2,248	2,248

Comprehensive income	$163,182

Share-based compensation		—	—	3,277	—	—	—	3,277
Exercise of stock options		1,117,152	—	5,000	—	—	—	5,000
Tax effect of exercises		—	—	7,341	—	—	—	7,341

Balances as of January 31, 2008		166,104,615	$17	$144,204	$—	$701,975	$7,235	$853,431

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$160,231	$116,206	$130,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,017	55,713	39,340
Provision for deferred income taxes	(2,782)	(4,959)	(6,870)
Tax benefit on stock option exercises	(7,341)	(5,394)	13,399
Stock-based compensation expense	3,277	3,497	1,153
Loss (gain) on disposition of property and equipment, net	317	1,393	(631)
Changes in assets and liabilities:
Increase in receivables	(5,462)	(6,371)	(6,002)
Increase in inventories	(17,430)	(13,416)	(41,597)
(Decrease) increase in prepaid expenses and other assets	(22,441)	6,848	(14,201)
Increase in accounts payable, accrued expenses and other liabilities	75,967	33,600	33,804

Net cash provided by operating activities	254,353	187,117	149,191

Cash flows from investing activities:
Cash paid for property and equipment	(115,370)	(212,029)	(127,730)
Proceeds on disposition of property and equipment	—	—	3,769
Cash paid for marketable securities	(293,633)	(182,653)	(416,018)
Sales and maturities of marketable securities	220,101	193,274	396,304

Net cash used in investing activities	(188,902)	(201,408)	(143,675)

Cash flows from financing activities:
Exercise of stock options	5,000	6,351	15,230
Excess tax benefit on stock option exercises	7,341	5,394	—
Share repurchases	—	(20,801)	—

Net cash provided by (used in) financing activities	12,341	(9,056)	15,230

Effect of exchange rate changes on cash and cash equivalents	212	702	(565)

Increase (decrease) in cash and cash equivalents	78,004	(22,645)	20,181
Cash and cash equivalents at beginning of period	27,267	49,912	29,731

Cash and cash equivalents at end of period	$105,271	$27,267	$49,912

Supplemental cash flow information:
Cash paid during the year for:
Interest	$72	$153	$18

Income taxes	$70,765	$52,535	$79,182

Non-cash investing activities—Accrued capital expenditures	$6,645	$14,618	$27,986

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail business through retail stores, three catalogs and four web sites. As of January 31, 2008 and 2007, the Company operated 245 and 207 stores, respectively. Stores located in the United States totaled 229 as of January 31, 2008 and 195 as of January 31, 2007, while operations in Europe and Canada included 12 stores and four stores as of January 31, 2008, respectively and nine stores and three stores as of January 31, 2007, respectively. In addition, the Company engages in the wholesale distribution of apparel to approximately 1,700 better specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2008 ended on January 31, 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2008 and 2007, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Marketable securities as of January 31, 2008 and 2007 were classified as available-for-sale.

A minority portion of the Company’s marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies. The Company’s ARS had a fair value of $95.2 million as of January 31, 2008. Subsequent to the close of the current fiscal year, $61.4 million of ARS currently failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. A significant amount of the failures have consisted of the student loan backed securities. These securities are “A” or better rated, long-term debt obligations secured by student loans, which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program. In addition to the U.S. Government guarantee on such student loans, many of these securities also have separate insurance policies guaranteeing both the principal and accrued interest. The Company has determined that there are no current impairment charges related to these failures based on review of the projected cash flows, credit rating and assessment of the credit quality of the underlying security. The Company has the ability to hold the investments until their maturity. As a result of the current illiquidity the Company has reclassified $61.4 million of ARS from current assets under marketable securities to long term assets under marketable securities.

The Company also includes disclosure about its investments that are in an unrealized loss position for which other-than-temporary impairments have not been recognized in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments”.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2008, 2007 and 2006 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2008	$849	$2,628	$(2,511)	$966
Year ended January 31, 2007	$445	$2,192	$(1,788)	$849
Year ended January 31, 2006	$586	$1,156	$(1,297)	$445

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. The majority of inventory at January 31, 2008 and 2007 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

Property and Equipment

Property and equipment are stated at cost and primarily consist of store related leasehold improvements, buildings and furniture and fixtures. Depreciation is typically computed using the straight-line method over five years for furniture and fixtures, the lesser of the lease term or useful life for leasehold improvements, three to ten years for other operating equipment and 39 years for buildings. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2008.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records rent expense on a straight-line basis over the lease period commencing on the date that the premise is turned over from the landlord. The lease period includes the construction period to make the leased space suitable for operating during which time the Company is not permitted to occupy the space. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

The Company classifies tenant improvement allowances on its consolidated financial statements within deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying consolidated statements of cash flows.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental authority. Payment for merchandise at the Company’s stores and direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. The Company maintains an allowance for doubtful accounts for its wholesale business accounts receivable which management reviews on a monthly basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material.

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company’s books until it is redeemed by the customer at which time the Company records the redemption of the card for merchandise as a sale or when the Company determines the likelihood of redemption is remote. The Company determined the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and have not been material. The Company’s gift cards do not expire.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2008, 2007 and 2006 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2008	$8,916	$35,952	$(38,092)	$6,776
Year ended January 31, 2007	$6,390	$29,376	$(26,850)	$8,916
Year ended January 31, 2006	$4,527	$21,959	$(20,096)	$6,390

Cost of Sales, Including Certain Buying, Distribution and Occupancy Costs

Cost of sales, including certain buying, distribution and occupancy costs includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink; store occupancy costs including rent and depreciation; customer shipping expense for direct-to-consumer orders; in-bound and outbound freight; U.S. Customs related taxes and duties; inventory acquisition and purchasing costs; warehousing and handling costs and other inventory acquisition related costs.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing which are composed of catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our web sites. These costs are amortized over the period in which the customer responds to the marketing material and is determined based on historical response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog or web promotion is typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,496 and $2,155 as of January 31, 2008 and 2007, respectively. Advertising expenses were $40,828, $35,882 and $30,033 for fiscal 2008, 2007 and 2006, respectively.

Start-up Costs

The Company expenses as incurred all start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2008, 2007 and 2006, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

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

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109” on February 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return (see Note 7).

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

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”, (“SFAS 123R”), using the modified prospective approach. Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments granted before but not yet vested as of January 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) compensation cost for all share-based payments granted or modified subsequent to January 31, 2006, based on the estimated fair value at the date of grant or subsequent modification date in accordance with the provisions of SFAS 123R.

SFAS 123R also required the Company to change the classification in our consolidated statement of cash flows, of any income tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as financing inflows in our consolidated statement of cash flows.

Prior to February 1, 2006 the Company accounted for our share-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of the grant (see Note 8).

Accumulated Other Comprehensive Income

Comprehensive income is comprised of two subsets—net income and other comprehensive income. Amounts in accumulated other comprehensive income relate to foreign currency translation adjustments and unrealized gains (losses) on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. As of January 31, 2008, 2007 and 2006, accumulated other comprehensive income consists of foreign currency translation adjustments of $5,370, $4,667 and $1,053, respectively and unrealized gains on marketable securities, net of tax of $1,865 and unrealized losses on marketable securities of $383 and $525, respectively. Gross realized gain’s are included in other income and were not material to the Company’s financial statements for all three years presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income within shareholders’ equity. Transaction gains and losses are included in operating results and were not material in fiscal 2008, 2007 and 2006.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Pronouncements

In November 2007, the FASB issued SFAS No. 141R “Business Combinations”, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material, if any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities in fiscal years beginning after March 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material, if any impact on our consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Marketable Securities

The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of January 31, 2008 and 2007 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2008
Municipal bonds:
Maturing in less than one year	$24,675	$142	—	$24,817
Maturing after one year through four years	124,148	2,729	—	126,877

	148,823	2,871	—	151,694

Auction rate instruments and demand notes (1):
Maturing in less than one year	116,685	—	—	116,685

	$265,508	$2,871	—	$268,379

As of January 31, 2007
Municipal bonds:
Maturing in less than one year	$33,287	$—	$(126)	$33,161
Maturing after one year through four years	62,784	9	(471)	62,322

	96,071	9	(597)	95,483

Auction rate instruments:
Maturing in less than one year	98,850	—	—	98,850

	$194,921	$9	$(597)	$194,333

(1)	Includes $95.2 million of ARS of which $61.4 million has been classified as long-term assets in marketable securities in the Company’s Consolidated Balance sheet as of January 31, 2008 due to ARS failures. The remaining balance of $33.8 is classified as short-term assets in marketable securities in the Company’s Consolidated Balance Sheet as of January 31, 2008.

Proceeds from the sale and maturities of available-for-sale securities were $220,101, $193,274 and $396,304 in fiscal years 2008, 2007 and 2006, respectively. The Company included in other income, a gross realized gain of $1 in fiscal year 2008, gross realized loss of $8 in fiscal 2007 and a gross realized gain of $32 in fiscal 2006. Amortization of discounts and premiums of municipal bonds, net resulted in charges of $1,734, $1,818, and $2,260 for fiscal year 2008, 2007, and 2006, respectively.

At January 31, 2008, there were no issued securities with unrealized loss positions within the Company’s portfolio. At January 31, 2007, there were a total of 53 issued securities with unrealized loss positions within the Company’s portfolio with a total unrealized loss position of $597. The Company deemed these securities to be temporarily impaired. The unrealized loss was primarily due to changes in the market interest rates. The Company has the ability to realize the full value of all of these investments upon maturity.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2008	2007
Land	$543	$543
Buildings	94,547	92,376
Furniture and fixtures	184,910	153,594
Leasehold improvements	432,831	370,435
Other operating equipment	38,433	27,175
Construction-in-progress	19,796	15,903

	771,060	660,026
Accumulated depreciation	(282,171)	(214,328)

Total	$448,889	$445,698

Depreciation expense for property and equipment for fiscal years 2008, 2007 and 2006 was $68,738, $53,895 and $37,080, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2008	2007
Accrued rents and estimated property taxes	$8,707	$6,966
Gift certificates and merchandise credits	19,518	17,268
Accrued construction	6,629	10,704
Accrued income taxes	20,569	10,592
Other current liabilities	27,807	26,762

Total	$83,230	$72,292

6. Line of Credit Facility

On December 11, 2007, we renewed and amended our line of credit facility (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing for an increase in available credit to $100,000 at our discretion, subject to a seven day request period. As of January 31, 2008, the credit limit under the Line was $60,000. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2008, we were in

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compliance with all covenants under the Line. As of and during the fiscal year ended January 31, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $32,739 as of January 31, 2008. The available credit, including the accordion feature under the Line was $67,261 as of January 31, 2008. We believe our renewed line will satisfy our needs at least through fiscal 2011.

7. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2008	2007	2006
Domestic	$229,600	$161,985	$206,902
Foreign	4,795	8,173	5,495

	$234,395	$170,158	$212,397

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2008	2007	2006
Current:
Federal	$66,000	$48,893	$68,865
State	9,936	8,442	17,588
Foreign	1,010	1,576	2,018

	76,946	58,911	88,471

Deferred:
Federal	(2,189)	6	(2,388)
State	(2,499)	(2,333)	(3,628)
Foreign	891	284	(2,049)

	(3,797)	(2,043)	(8,065)

Change in valuation allowances	1,015	(2,916)	1,195

	$74,164	$53,952	$81,601

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2008	2007	2006
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.1	2.3	4.2
Foreign taxes	0.5	(2.3)	(0.1)
Federal rehabilitation tax credits	(5.0)	(2.8)	—
Other	(1.0)	(0.5)	(0.7)

Effective tax rate	31.6%	31.7%	38.4%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities as of January 31, 2008 and 2007 are as follows:

	January 31,
	2008	2007
Deferred tax liabilities:
Prepaid expenses	$(1,977)	$(1,911)
Depreciation	(17,399)	(14,718)

Gross deferred tax liabilities	(19,376)	(16,629)

Deferred tax assets:
Deferred rent	42,620	34,681
Inventories	4,176	3,721
Accounts receivable	563	648
Net operating loss carryforwards	1,666	2,692
Federal benefit on state tax positions	4,090	—
Accrued salaries and benefits, and other	2,553	3,602

Gross deferred tax assets, before valuation allowances	55,668	45,344

Valuation allowances	(1,246)	(231)

Net deferred tax assets	$35,046	$28,484

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2008 and 2007, respectively, $23,187 and $17,335 were attributable to U.S. federal, $10,815 and $8,204 were attributed to state jurisdictions and $1,044 and $2,945 were attributed to foreign jurisdictions.

As of January 31, 2008, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $6,016 that do not expire and certain U.S. subsidiaries of the Company had State net operating loss carryforwards for tax purposes of approximately $349 that expire from 2013 through 2028. At January 31, 2008, The Company had a full valuation allowance for certain foreign net operating loss carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2008 and 2007, the non-current portion of net deferred tax assets aggregated $31,362 and $23,901, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $46,746 as of January 31, 2008. These earnings are deemed to be permanently re-invested to finance growth programs.

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $4,931 increase in the liability for unrecognized tax benefits, which is partially offset by an increase to the deferred tax asset of $4,279, resulting in a

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decrease to the February 1, 2007 retained earnings balance of $652. The amount of unrecognized tax benefits at February 1, 2007 was $8,717, of which $6,399 would impact the Company’s effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of February 1, 2007, the Company had recorded liabilities of approximately $1,442 and $717 for the payment of interest and penalties, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

January 31, 2008
Gross unrecognized tax benefits at February 1, 2007	$8,717
Increases in tax positions for prior years	227
Decreases in tax positions for prior years	(1,414)
Increases in tax positions for current year	917
Settlements	(345)
Lapse in statute of limitations	(297)

Gross unrecognized tax benefits at January 31, 2008	$7,805

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate was $6,036 at January 31, 2008. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the year ended January 31, 2008, the Company recognized approximately $465 in interest and penalties. As of January 31, 2008, the Company had recorded liabilities of approximately $2,028 and $597 for the payment of interest and penalties, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During the quarter ended July 31, 2007, the Internal Revenue Service initiated an examination of the Company’s federal income tax return for the period ended January 31, 2005. The Company is not subject to U.S. federal tax examinations for years before fiscal 2004. State jurisdictions that remain subject to examination range from fiscal 2001 to 2006, with few exceptions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1,826.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Share-Based Compensation

The Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan both authorize up to 10,000,000 common shares, which can be granted as restricted shares, incentive stock options or nonqualified stock options. Grants under these plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a period of three or five years, with options becoming exercisable in equal installments over the vesting period. However, options granted to non-employee directors generally vest over a period of one year and certain grants issued during fiscal 2006 and 2005 fully vested within six months of the date of grant. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into the year 2010. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of January 31, 2008, 1,491,750 and 820,400 common shares were available for grant under the 2004 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively.

Under the provisions of SFAS No. 123R, the Company recorded $2,124 and $2,344 of stock compensation related to stock option awards as well as related tax benefits of $644 and $499 in the Company’s Consolidated Statements of Income for the fiscal years ended January 31, 2008 and 2007, respectively or less than $0.01 for both basic and diluted earnings per share. During fiscal 2008, the Company granted 157,500 stock options. The estimated fair value of options granted was calculated using a Black Scholes option pricing model. The Black Scholes model incorporates assumptions to value stock-based awards. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The table below outlines the weighted average assumptions for these grants:

	Fiscal Year Ended January 31,
	2008	2007	2006
Expected life, in years	6.2	6.8	6.5
Risk-free interest rate	4.5%	4.8%	4.4%
Volatility	49.8%	54.4%	55.5%
Dividend rate	—	—	—

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 2% for its unvested options. Under the true-up provisions of SFAS No. 123R, the Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

No compensation expense related to stock option grants has been recorded in the Consolidated Statements of Income for fiscal year 2006, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all its employee stock options under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal year ended January 31, 2006.

Fiscal Year Ended January 31, 2006
(In thousands, except per share data)
Net income—as reported	$130,796
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effect	710
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(60,462)

Net income—pro forma	$71,044

Net income per common share—basic—as reported	$0.80

Net income per common share—basic—pro forma	$0.43

Net income per common share—diluted—as reported	$0.77

Net income per common share—diluted—pro forma	$0.42

Total compensation cost of stock options granted but not yet vested, as of January 31, 2008, was $1,497, which is expected to be recognized over the weighted average period of 2.00 years.

The following tables summarize activity under all stock option plans for the respective periods:

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except per share data)
Weighted-average fair value of options granted per share	$12.76	$11.62	$13.62
Intrinsic value of options exercised	$23,610	$20,822	$33,080
Cash received from option exercises	$5,000	$6,351	$15,230
Actual tax benefit realized for tax deductions from option exercises	$7,341	$5,394	$13,399

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding options under these plans is as follows:

	Fiscal Year Ended January 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Options outstanding at beginning of year	13,355,675	$15.61
Options granted	157,500	24.65
Options exercised	(1,117,152)	4.47
Options forfeited	(357,300)	5.05
Options expired	(470,000)	30.53

Options outstanding at end of year	11,568,723	16.04	6.1	$157,226

Options outstanding expected to vest	11,337,349	16.04	6.1	$154,081

Options exercisable at end of year	10,715,424	16.62	6.1	$139,967

Weighted average fair value of options granted per share	$12.76

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 0.00 - $ 3.11	2,001,249	3.5	$1.74	1,717,250	$1.64
$ 3.12 - $ 6.22	2,003,000	5.0	4.36	1,708,200	4.38
$ 6.23 - $ 9.33	224,000	4.0	9.19	176,000	9.19
$12.44 - $15.56	3,098,224	6.4	14.33	3,074,224	14.33
$18.67 - $21.78	110,000	8.4	19.59	80,000	19.77
$21.79 - $24.89	307,500	7.4	23.51	240,000	23.72
$24.90 - $28.00	307,000	8.0	26.81	202,000	27.45
$28.01 - $31.11 (1)	3,517,750	7.8	31.07	3,517,750	31.07

	11,568,723	6.1	16.04	10,715,424	16.62

(1)	Options included in this range contain certain restrictions on the sale of the stock which expire on November 2010.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-vested Shares

The Company may make non-vested share awards to employees, non-employee directors and consultants. A non-vested share award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment combined with the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the Company’s common shares during the restriction period. Unearned compensation was recorded as a component of shareholders’ equity and amortized over the vesting period of the award as stock compensation expense in the Company’s results of operations. During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 and a weighted average grant date fair value of $14.42 per share. Share-based compensation resulting from this grant of $1,153 is included in the accompanying Consolidated Statements of Income for each fiscal year ended January 31, 2008, 2007 and 2006. As of January 31, 2008, this is the only grant of non-vested shares and none of these shares have vested as of January 31, 2008. Total unrecognized compensation cost of non-vested shares granted, as of January 31, 2008 was $1,599, which is expected to be recognized over the period of 1.4 years.

9. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2008	2007	2006
Basic weighted average shares outstanding	165,305,207	164,679,786	163,717,726
Effect of dilutive options and restricted stock	4,335,378	3,972,219	6,218,315

Diluted weighted average shares outstanding	169,640,585	168,652,005	169,936,041

For the fiscal years ended January 31, 2008, 2007 and 2006, options to purchase 4,063,875 shares ranging in price from $22.11 to $31.11, options to purchase 4,763,375 shares ranging in price from $15.48 to $31.11 and options to purchase 1,256,688 shares ranging in price from $23.55 to $31.11, were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was anti-dilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2009	$114,850
2010	110,667
2011	102,821
2012	99,502
2013	95,197
Thereafter	394,708

Total minimum lease payments	$917,745

Amounts noted above include commitments for 31 executed leases for stores not opened as of January 31, 2008. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2008	2007	2006
Minimum and percentage rentals	$100,020	$73,058	$61,603
Contingent rentals	3,282	1,991	3,309

Total	$103,302	$75,049	$64,912

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $54,107 and contracts with store construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $9,665.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $969, $812 and $691 for fiscal years 2008, 2007 and 2006, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, is a partner in the law firm of Drinker Biddle & Reath LLP (“DBR”), which provides general legal services to the Company. Fees paid to DBR during fiscal years 2008, 2007 and 2006 were $3,662, $1,493 and $1,458, respectively. Fees due to DBR for services rendered were $556 and $572 as of January 31, 2008 and 2007 respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal years 2008, 2007 and 2006. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s directors and is president and the sole shareholder of The McDevitt Company. There were no amounts due to The McDevitt Company as of January 31, 2008.

The Addis Group (“Addis”), an insurance brokerage company, acted as the Company’s commercial insurance broker for the fiscal years ended January 31, 2008, 2007 and 2006. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions, to serve as risk manager under one line of coverage. Scott Addis, the brother-in-law of Richard A. Hayne, Chairman of the Board of the Company, is President of the Addis Group. There were no amounts due to or from Addis as of January 31, 2008.

12. Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale”. The Company’s Retail segment consists of the aggregation of its three brands operating through 245 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns which consist of three catalogs and four web sites as of January 31, 2008. Our retail stores and their direct marketing campaigns are considered operating segments. Net sales from the retail segment accounted for more than 93% of total consolidated net sales for the fiscal years ended January 31, 2008, 2007 and 2006. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,700 better specialty retailers worldwide.

The Company has aggregated its retail stores and associated direct marketing campaigns into a Retail segment based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the retail and wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2008	2007	2006
Net sales
Retail operations	$1,413,251	$1,150,511	$1,038,842
Wholesale operations	102,479	79,687	57,363
Intersegment elimination	(8,006)	(5,481)	(4,098)

Total net sales	$1,507,724	$1,224,717	$1,092,107

Income from operations
Retail operations	$219,248	$159,338	$202,790
Wholesale operations	21,438	18,319	13,888
Intersegment elimination	(1,325)	(1,504)	(891)

Total segment operating income	239,361	176,153	215,787
General corporate expenses	(14,416)	(12,164)	(8,088)

Total income from operations	$224,945	$163,989	$207,699

Depreciation expense for property and equipment
Retail operations	$68,123	$53,458	$36,924
Wholesale operations	615	437	156

Total depreciation expense for property and equipment	$68,738	$53,895	$37,080

Inventories
Retail operations	$159,015	$141,850	$131,704
Wholesale operations	12,910	12,537	8,673

Total inventories	$171,925	$154,387	$140,377

Property and equipment, net
Retail operations	$486,031	$443,879	$297,509
Wholesale operations	2,858	1,819	1,782

Total property and equipment, net	$488,889	$445,698	$299,291

Cash paid for property and equipment
Retail operations	$113,914	$211,533	$126,790
Wholesale operations	1,456	496	940

Total cash paid for property and equipment	$115,370	$212,029	$127,730

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon our domestic and foreign operations, are as follows:

Net sales
Domestic operations	$1,373,162	$1,132,053	$1,026,589
Foreign operations	134,562	92,664	65,518

Total net sales	$1,507,724	$1,224,717	$1,092,107

Property and equipment, net
Domestic operations	$434,776	$405,345	$260,398
Foreign operations	54,113	40,353	38,893

Total property and equipment, net	$488,889	$445,698	$299,291