Form 10-Q
period 2008-04-30
URBAN OUTFITTERS INC
filed 2008-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                          Accelerated filer  ☐                          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value—167,102,614 shares outstanding on June 6, 2008.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2008	January 31, 2008	April 30, 2007
Assets
Current assets:
Cash and cash equivalents	$164,030	$105,271	$31,171
Marketable securities	55,101	80,127	133,508
Accounts receivable, net of allowance for doubtful accounts of $1,522, $972 and $820, respectively	25,593	26,365	22,037
Inventories	191,287	171,925	168,131
Prepaid expenses, deferred taxes and other current assets	46,228	49,922	33,927

Total current assets	482,239	433,610	388,774
Property and equipment, net	498,789	488,889	455,601
Marketable securities	187,549	188,252	62,865
Deferred income taxes and other assets	36,708	32,040	30,046

Total Assets	$1,205,285	$1,142,791	$937,286

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,112	$74,020	$61,794
Accrued expenses, accrued compensation and other current liabilities	92,312	93,358	72,076

Total current liabilities	173,424	167,378	133,870
Deferred rent and other liabilities	123,469	121,982	91,620

Total Liabilities	296,893	289,360	225,490

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 166,967,614, 166,104,615 and 165,555,935 shares issued and outstanding, respectively	17	17	17
Additional paid-in capital	157,490	144,204	135,334
Retained earnings	744,532	701,975	571,111
Accumulated other comprehensive income	6,353	7,235	5,334

Total Shareholders’ Equity	908,392	853,431	711,796

Total Liabilities and Shareholders’ Equity	$1,205,285	$1,142,791	$937,286

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2008	2007
Net sales	$394,292	$314,544
Cost of sales, including certain buying, distribution and occupancy costs	235,612	201,929

Gross profit	158,680	112,615
Selling, general and administrative expenses	95,738	76,599

Income from operations	62,942	36,016
Other income, net	3,220	1,802

Income before income taxes	66,162	37,818
Income tax expense	23,605	8,451

Net income	$42,557	$29,367

Net income per common share:
Basic	$0.26	$0.18

Diluted	$0.25	$0.17

Weighted average common shares outstanding:
Basic	166,119,099	164,826,058

Diluted	170,603,420	168,799,775

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$42,557	$29,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,343	16,540
Provision (benefit) for deferred income taxes	(1,708)	(948)
Tax benefit on stock option exercises	(6,501)	(4,224)
Stock-based compensation expense	671	757
Loss on disposition of property and equipment, net	1	105
Changes in assets and liabilities:
Decrease (increase) in receivables	903	(1,111)
Increase in inventories	(19,405)	(13,585)
Decrease (increase) in prepaid expenses and other assets	2,723	(1,095)
Increase in payables, accrued expenses and other liabilities	8,504	3,716

Net cash provided by operating activities	47,088	29,522

Cash flows from investing activities:
Cash paid for property and equipment	(25,500)	(29,435)
Purchases of marketable securities	(91,904)	(33,013)
Sales and maturities of marketable securities	116,330	30,675

Net cash used in investing activities	(1,074)	(31,773)

Cash flows from financing activities:
Exercise of stock options	6,112	1,767
Excess tax benefits on stock option exercises	6,501	4,224

Net cash provided by financing activities	12,613	5,991

Effect of exchange rate changes on cash and cash equivalents	132	164

Increase in cash and cash equivalents	58,759	3,904
Cash and cash equivalents at beginning of period	105,271	27,267

Cash and cash equivalents at end of period	$164,030	$31,171

Supplemental cash flow information:
Cash paid during the year for:
Interest	$46	$37

Income Taxes	$15,154	$10,402

Non-cash investing activities—Accrued capital expenditures	$11,843	$6,634

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed with the United States Securities and Exchange Commission on March 28, 2008.

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2009 will end on January 31, 2009.

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, the Company has adopted the provisions of SFAS No. 157 that relate to its financial assets and financial liabilities. The Company is currently evaluating the impact of the provisions of SFAS No. 157 that relate to its nonfinancial assets and nonfinancial liabilities, which are effective for the Company as of February 1, 2009. (See Note 4).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective February 1, 2008, the Company has adopted SFAS No. 159 and has elected to not apply the provisions of SFAS No. 159 to report certain of its assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

3.	Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2008, January 31, 2008 and April 30, 2007 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2008
Municipal bonds:
Maturing in less than one year	$21,900	$90	$(4)	$21,986
Maturing after one year through four years	126,239	1,804	(19)	128,024

	148,139	1,894	(23)	150,010

Auction rate instruments and demand notes (1):
Maturing in less than one year	92,835	15	(210)	92,640

	$240,974	$1,909	$(233)	$242,650

As of January 31, 2008
Municipal bonds:
Maturing in less than one year	$24,675	$142	$—	$24,817
Maturing after one year through four years	124,148	2,729	—	126,877

	148,823	2,871	—	151,694

Auction rate instruments and demand notes (2):
Maturing in less than one year	116,685	—	—	116,685

	$265,508	$2,871	$—	$268,379

As of April 30, 2007
Municipal bonds:
Maturing in less than one year	$27,926	$—	$(138)	$27,788
Maturing after one year through four years	63,108	23	(266)	62,865

	91,034	23	(404)	90,653

Auction rate instruments:
Maturing in less than one year	105,720	—	—	105,720

	$196,754	$23	$(404)	$196,373

(1)	Includes approximately $59,525 of Auction Rate Securities (“ARS”) which have been classified as long-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of April 30, 2008 due to ARS auction failures. The remaining balance of approximately $33,115 is classified as short-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of April 30, 2008. Approximately $38,900 of the ARS auction failures consisted of student loan backed securities. These securities are “A” or better rated, long-term debt obligations secured by student loans which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program. In addition to the U.S. Government guarantee on such student loans, many of these securities also have separate insurance policies guaranteeing both the principal and accrued interest. The remainder of the ARS auction failures primarily include Municipal debt obligations of which are “A” or better rated and are 100% guaranteed by separate insurance policies.

(2)	Includes approximately $95,200 of ARS of which approximately $61,375 has been classified as long-term assets in marketable securities in the Company’s Consolidated Balance Sheet as of January 31, 2008 due to ARS auction failures. The remaining balance of approximately $33,825 is classified as short-term assets in marketable securities in the Company’s Consolidated Balance Sheet as of January 31, 2008.

Proceeds and maturities from the sale of available-for-sale securities were $116,329 and $30,675 for the three months ended April 30, 2008 and 2007, respectively. During the three months ended April 30, 2008 there were $114 of realized gains included in other income. For the three months ended April 30, 2007, there were no realized gains or losses included in other income.

4.	Fair Value of Financial Assets and Financial Liabilities

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities as discussed in Note 2. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. Our financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of April 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$150,010	$—	$150,010
Auction Rate Securities	—	33,115	59,525	92,640

	$—	$183,125	$59,525	$242,650

As of April 30, 2008 there was insufficient observable failed ARS market information for our failed ARS to determine the fair value. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. Based upon this analysis, the Company has recorded a temporary impairment of $210 in other comprehensive income in the Condensed Consolidated Statement of Income for the three months ended April 30, 2008.

Below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation as of April 30, 2008.

	Marketable Securities Fair Value as of April 30, 2008
	Municipal Bonds	Auction Rate Securities	Total
Beginning Balance as of February 1, 2008	$—	$61,375	$61,375
Total gains or (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	(210)	(210)
Purchases, issuances and settlements	—	(1,640)	(1,640)
Transfers in and/or out of Level 3	—	—	—

Ending Balance as of April 30, 2008	$—	$59,525	59,525

Total gains or (losses) for the period included in other comprehensive income attributable to the change in unrealized gains or (losses) related to assets still held at reporting date	$—	$(210)	$(210)

5.	Line of Credit Facility

On December 11, 2007, the Company renewed and amended its line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at the Company’s discretion, subject to a seven day request period. As of April 30, 2008, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of April 30, 2008, the Company was in compliance with all covenants under the Line. As of and during the three months ended April 30, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $38.0 million as of April 30, 2008. The available credit, including the accordion feature under the Line was $62.0 million as of April 30, 2008. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011.

6.	Share-Based Compensation

On May 20, 2008 the Company approved its 2008 Stock Incentive Plan (“2008 Plan”). The 2008 plan authorizes up to 10,000,000 common shares, of which 4,000,000 shares can be granted as restricted shares. Under the 2008 Plan the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock (including performance stock), restricted stock units (including performance units) and stock grants. Grants under this plan generally expire seven years from the date of the grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a period of three or five years, with options becoming exercisable only upon completion of the vesting period.

Stock Options

Under the provisions of SFAS 123R, “Share-Based Payment”, the Company recorded $382 and $476 of stock compensation related to stock option awards as well as related tax benefits of $141 and $139 in its Condensed Consolidated Statements of Income for the three months ended April 30, 2008 and 2007 respectively, or less than $.01 for both basic and diluted earnings per share for each of these periods. During the three months ended April 30, 2008 and 2007 the Company granted 20,500 and 10,000 stock option awards, respectively. The estimated fair value of the options granted was calculated using a Black Scholes option pricing model for the April 30, 2007 grants and a Lattice Binomial model for the April 30, 2008 grants. Total compensation cost of stock options granted but not yet vested, as of April 30, 2008, was $1,256, which is expected to be recognized over the weighted average period of 1.96 years.

Restricted Shares

During the year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $284 and $281 is included in the accompanying Condensed Consolidated Statements of Income for the three month periods ended April 30, 2008 and 2007, respectively. As of April 30, 2008, this was the only grant of non-vested non-performance shares, and none of these shares had vested as of that date. Total unrecognized compensation cost of non-vested non-performance shares granted, as of April 30, 2008, was $1,314, which is expected to be recognized over the weighted average period of 1.1 years.

Performance Shares

During the three months ended April 30, 2008, the Company granted two awards of 30,184 Performance Stock Units (“PSU’s”) with a grant date FASB value of $1,238 share based compensation expense resulting from these grants was $3 and is included in the accompanying Condensed Consolidated Statements of Income for the three months ended April 30, 2008. The PSU’s are subject to a vesting period of two years, for the first grant (“Grant A”) and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance targets, if any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A has a FASB value of $21.55 per share and Grant B has a FASB value of $19.47 per share. The grant date FASB value was calculated using a Lattice Binomial Model. Total unrecognized compensation cost for these non-vested PSU’s granted, as of April 30, 2008 was $1,235, which is expected to be recognized over the weighted average period of 1.6 years.

7.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2008	2007
Basic weighted average shares outstanding	166,119,099	164,826,058
Effect of dilutive options and restricted stock	4,484,321	3,973,717

Diluted weighted average shares outstanding	170,603,420	168,799,775

For the three months ended April 30, 2008 and 2007, options to purchase 3,441,250 common shares with an exercise price range of $24.20 to $31.11 and options to purchase 4,249,750 common shares with an exercise price of $24.94 to $31.11, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

8.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

9.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its four brands operating through 257 stores under the retail names “Urban Outfitters”, “Anthropologie”, “Free People” and “Terrain” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of April 30, 2008. The Company’s retail stores and their direct marketing campaigns are considered a single operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for the three months ended April 30, 2008 and approximately 93% for the three months ended April 30, 2007. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to our Retail segment and to approximately 1,700 better department and specialty retailers worldwide.

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

	April 30, 2008	January 31, 2008	April 30, 2007
Inventories
Retail operations	$180,533	$159,015	$156,599
Wholesale operations	10,754	12,910	11,532

Total inventories	$191,287	$171,925	$168,131

Property and equipment, net
Retail operations	$494,687	$486,031	$453,864
Wholesale operations	4,102	2,858	1,737

Total property and equipment, net	$498,789	$488,889	$455,601

	Three Months Ended April 30,
	2008	2007
Net sales
Retail operations	$370,109	$294,704
Wholesale operations	26,881	21,263
Intersegment elimination	(2,698)	(1,423)

Total net sales	$394,292	$314,544

Income from operations
Retail operations	$60,827	$34,804
Wholesale operations	6,944	5,511
Intersegment elimination	(543)	(311)

Total segment operating income	67,228	40,004
General corporate expenses	(4,286)	(3,988)

Total income from operations	$62,942	$36,016

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2008	January 31, 2008	April 30, 2007
Property and equipment, net
Domestic operations	$443,232	$434,776	$412,038
Foreign operations	55,557	54,113	43,563

Total property and equipment, net	$498,789	$488,889	$455,601

	Three Months Ended April 30,
	2008	2007
Net sales
Domestic operations	$359,793	$289,785
Foreign operations	34,499	24,759

Total net sales	$394,292	$314,544

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The following are some of the factors that alone or together, could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, any effects of terrorist acts or war, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, potential difficulty to liquidate certain marketable security investments, and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2008, filed on March 28, 2008. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments, a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People Wholesale division that designs, develops and markets young women’s contemporary casual apparel.

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least one full fiscal year, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and website related sales, are also considered non-comparable.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2009 ends on January 31, 2009.

Our goal is to increase net sales by at least 20% per year through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of April 30, 2008, we operated 129 Urban Outfitters stores of which 110 were located in the United States, five are located in Canada and 14 were located in Europe. For the three months ended April 30, 2008, we opened seven new Urban Outfitters stores, four of which were located within the United States, one that was located in Canada and two that were located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 34.5% and 6.1% of consolidated net sales, respectively, for the three months ended April 30, 2008, compared to 35.5% and 5.8%, respectively, for the comparable period in fiscal 2008.

As of April 30, 2008, we operated 109 Anthropologie stores all of which were located in the United States. During the three months ended April 30, 2008, we opened one new Anthropologie store. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 37.0% of consolidated net sales for the three months ended April 30, 2008, compared to 37.7% for the comparable period in fiscal 2008.

As of April 30, 2008, we operated 18 Free People stores all of which were located in the United States. During the three months ended April 30, 2008 we opened three new Free People Stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 1.5% of consolidated net sales for the three months ended April 30, 2008, compared to less than 1% of consolidated net sales for the three months ended April 30, 2007.

As of April 30, 2008, we operated one Terrain store which was located in Concordville, PA. Our new store concept is designed to appeal to men and women interested in a creative, sophisticated outdoor living and gardening experience. Terrain will also create a compelling shopping environment, inspired by the ‘greenhouse’. Sites will be large and free standing. Merchandise will include lifestyle home and garden products combined with antiques, live plants and flowers. We plan to open additional stores over the next several years. Terrain’s store net sales accounted for less than 1% of consolidated net sales for the three months ended April 30, 2008.

For all brands combined, we plan to open approximately 45 new stores during fiscal 2009, including 12 to 15 new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended April 30, 2008, we circulated approximately 5.5 million catalogs compared to 6.3 million catalogs during the same period in fiscal 2008. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to decrease circulation to approximately 21 million catalogs during fiscal 2009 and increase our investment in web marketing. We expect catalog circulation to be stable over the next few years.

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

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended April 30, 2008, we circulated approximately 3.1 million Urban Outfitters catalogs compared to approximately 2.8 million catalogs during the comparable period in fiscal 2008. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to decrease circulation to approximately 12 million catalogs during fiscal 2009 and increase our investment in web marketing. We expect catalog circulation to be stable over the next few years.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. For the three months ended April 30, 2008, we circulated approximately 1.6 million Free People catalogs compared to approximately 750 thousand catalogs during the comparable period in fiscal 2008. We believe Free People catalogs expand our distribution channels and increase brand awareness. We plan to expand catalog circulation to approximately 7 million catalogs during fiscal 2009 and intend to increase the level of catalog circulation over the next few years.

Free People also operates a web site, www.freepeople.com, that accepts orders directly from consumers. The web site exposes consumers to the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. As with the Free People catalog, we believe the web site increases Free People’s reputation and recognition of the brand with its target customers, as well as helps to support the strength of Free People store operations.

Direct-to-consumer sales for all brands combined were approximately 14.8% of consolidated net sales for the three months ended April 30, 2008 compared to 13.8% for the comparable period in fiscal 2008.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,700 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.1% of consolidated net sales for the three months ended April 30, 2008, compared to 6.3% for the comparable period in fiscal 2008.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2008 which are included in our Annual Report on Form 10-K filed with the SEC on March 28, 2008. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental authority. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. We maintain an allowance for doubtful accounts for our wholesale and landscape service businesses accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Deposits for landscape services are recorded as a liability and recognized as a sale upon service completion. Landscape services and related deposits have not been material.

We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on our books until the card is redeemed by the customer at which time we record the redemption of the card for merchandise as a sale or when we determine the likelihood of redemption is remote. We determine the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and have not been material. Our gift cards do not expire.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of April 30, 2008, January 31, 2008 and April 30, 2007, reserves for estimated sales returns in-transit totaled $7.8 million, $6.8 million and $9.8 million, representing 2.6%, 2.3% and 4.4% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of April 30, 2008, January 31, 2008 and April 30, 2007 totaled $191.3 million, $171.9 million and $168.1 million, representing 15.9%, 15.0% and 17.9% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2008, January 31, 2008 and April 30, 2007 totaled $498.8 million, $488.9 million and $455.6 million, respectively, representing 41.4%, 42.8% and 48.6% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2008 and 2007, as well as for fiscal 2008, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations for the three months ended April 30, 2008 and 2007, as well as for fiscal year 2008.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2008, January 31, 2008 and April 30, 2007 totaled $37.2 million, $35.0 million and $33.7 million, respectively, representing 3.1%, 3.1% and 3.6% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income.

We had valuation allowances of $1.3 million as of April 30, 2008 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 on February 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	59.8	64.2

Gross profit	40.2	35.8
Selling, general and administrative expenses	24.2	24.4

Income from operations	16.0	11.4
Other income, net	0.8	0.6

Income before income taxes	16.8	12.0
Income tax expense	6.0	2.7

Net income	10.8%	9.3%

Three Months Ended April 30, 2008 Compared To Three Months Ended April 30, 2007

Net sales for the first quarter of fiscal 2009 increased by $79.7 million or 25.4% to $394.3 million from $314.5 million in the first quarter of fiscal 2008. This increase was primarily attributable to a $75.4 million, or 25.6%, increase in retail segment net sales. Retail segment net sales for the first quarter of fiscal 2009 accounted for 93.9% of total net sales compared to 93.7% of net sales for the first quarter of fiscal 2008. Free People wholesale net sales, excluding net sales to our retail segment, increased $4.3 million, or 21.9%, to $24.2 million during the first quarter of fiscal 2009. The growth in our retail segment net sales during the first quarter of fiscal 2009 was driven by a $36.0 million increase in new and non-comparable store net sales, a $14.7 million increase in direct-to-consumer net sales and an increase of $24.7 million in comparable store sales. Our total comparable store net sales increase of 10.0% was comprised of increases of 9.5% at Urban Outfitters, 10.3% at Anthropologie and 18.6% at Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 49 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the first quarter of fiscal 2009 were primarily driven by increases in the number of transactions and the average unit retail prices per transaction which more than offset a decrease in the units per transaction. Thus far during the second quarter of fiscal 2009, our total comparable store net sales are ahead of our modest single digit plan. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites. The increase in wholesale segment net sales was primarily driven by a 34.5% lift in sales to department stores and an increase in the average unit selling price to specialty stores.

Gross profit for the first quarter of fiscal 2009 increased to 40.2% of net sales or $158.7 million from 35.8% of net sales or $112.6 million in fiscal 2008. The increase is primarily due to reductions in merchandise markdowns, improvement in initial merchandise cost and leveraging of store occupancy costs. Total inventories at April 30, 2008 increased by 13.8% to $191.3 million from $168.1 million at the same period end date of the prior year. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories decreased by 3.3%.

Selling, general and administrative expenses during the first quarter of fiscal 2009 decreased to 24.2% of net sales compared to 24.4% of net sales for the first quarter of fiscal 2008. The decrease was primarily attributable to the leveraging of direct store controllable costs which were helped by the increase in comparable store sales. The savings in direct store controllable costs more than offset certain one-time pre-opening expenses related to the Terrain store launch, development expenses of the new Anthropologie wholesale collection and incentive compensation accruals. Selling, general and administrative expenses in the first quarter of fiscal 2009 increased to $95.7 million from $76.6 million in the comparable quarter in fiscal 2008. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 16.0% of net sales or $62.9 million for the first quarter of fiscal 2009 compared to 11.4% of net sales, or $36.0 million, for the comparable quarter in fiscal 2008.

Our tax rate for the quarter increased to 35.7% of income before income taxes for the first quarter of fiscal 2009 from 22.3% of income before income taxes for the first quarter of fiscal 2008. The increase was primarily attributable to receipt of certification for work performed on the development of our home offices that qualified for certain one-time federal tax incentives in the first quarter of the prior comparable quarter. We anticipate our annual effective tax rate to remain fairly consistent for the remainder of the fiscal year.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $406.7 million as of April 30, 2008, as compared to $373.7 million as of January 31, 2008 and $227.5 million as of April 30, 2007. Cash provided by operating activities increased by $17.6 million to $47.1 million for the three months ended April 30, 2008. This increase in operating activities was primarily due to a $13.2 million increase in net income. Cash used in investing activities for the three months ended April 30, 2008 was $1.1 million, of which the primary use was for construction of new stores which was partially offset by the net sales of marketable securities. Our net working capital was $308.8 million at April 30, 2008 compared to $266.2 million at January 31, 2008 and $254.9 million at April 30, 2007. Increases in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories, as well as the construction of our home offices at the Navy Yard in Philadelphia, PA, which was completed in fiscal 2007. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment for the three months ended April 30, 2008 and 2007 were $25.5 million and $29.4 million, respectively, and were primarily used to expand and support our store base. During fiscal 2009, we expect to open approximately 45 new stores, renovate certain existing stores, modestly increase our catalog circulation by approximately a half million books, to approximately 40 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2009 to approximate $140 million, which will be used primarily to expand our store base. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year.

During fiscal 2009 we may enter into one or more acquisitions related to the expansion of the Terrain brand. We do not anticipate these acquisitions individually or in the aggregate being material to our financial statements as a whole.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions with 6,780,000 available as of April 30, 2008. During the three months ended April 30, 2008 and April 30, 2007, no shares were repurchased.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2011.

On December 11, 2007, we renewed and amended our line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion, subject to a seven day request period. As of April 30, 2008, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of April 30, 2008, we were in compliance with all covenants under the Line. As of and during the three months ended April 30, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $38.0 million as of April 30, 2008. The available credit, including the accordion feature under the Line was $62.0 million as of April 30, 2008. We believe our renewed line will satisfy our letter of credit needs through fiscal 2011.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2008, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, we have adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities. We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of February 1, 2009. (See Note 4).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 as of February 1, 2008. We have elected to not apply the provisions of SFAS No. 159 to report certain of our assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of April 30, 2008 and 2007, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, auction rate securities rated AA or better and money market accounts, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

A minority portion of the Company’s marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies. The Company’s ARS had a fair value of $92.6 million as of April 30, 2008. Subsequent to the close of the current fiscal quarter, $59.5 million of ARS currently failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. The Company has determined that there is a $0.2 million temporary impairment charge related to these failures based on review of the projected cash flows, credit rating and assessment of the credit quality of the underlying security, quoted market prices and valuation models. The Company has the ability to hold the investments until their maturity. As a result of the current illiquidity, the Company has reclassified $59.5 million of ARS from current assets under marketable securities to long term assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors since January 31, 2008. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed with the United States Securities and Exchange Commission on March 28, 2008, for a list of its risk factors.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 20, 2008. The following items reflect the matters that were voted upon and the results of each vote.

1. The following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

Name	For	Withheld
Richard A. Hayne	106,645,977	30,602,600
Scott A. Belair	124,387,514	12,861,063
Harry S. Cherken, Jr.	92,052,761	45,195,816
Joel S. Lawson III	120,383,131	16,865,446
Glen T. Senk	108,606,812	28,641,765
Robert H. Strouse	120,883,328	16,365,249

2. To adopt a revised vendor code of conduct.

For	Against	Abstain
32,961,920	79,200,549	13,265,351

3. To approve the Urban Outfitters 2008 Stock Incentive Plan.

For	Against	Abstain
66,501,052	58,907,114	19,654

The proxy statement filed with respect to the Annual Meeting of Shareholders over-reported the beneficial ownership of Richard A. Hayne, the Chairman of our Board and President. The amounts provided in the proxy statement included an aggregate of 6,534,612 Common Shares that had been distributed on January 14, 2008 from two irrevocable trusts to the beneficiaries of those trusts, in accordance with the terms of the trusts. The correct amount of Common Shares beneficially owned by Mr. Hayne as of February 15, 2008 (the date of the principal shareholders table) should have been listed in his row of the table as 37,007,427 and the percentage of Common Shares beneficially owned should have been listed as 22.3%. In footnote (1) to the table, the 3,267,306 Common Shares owned by the Irrevocable Trust of Richard A. Hayne and the 3,267,306 Common Shares owned by the Irrevocable Trust of Elizabeth Van Vleck should have been deleted, as these holdings were distributed. Mr. Hayne filed an amended Form 5 on June 2, 2008 reporting the January 14, 2008 distributions.

In addition, the number of shares owned by all current directors and executive officers as a group which was reported in the proxy statement did not include 2,158 Common Shares held by Margaret Hayne, President of Free People. Of such Common Shares, 1,958 are held by Mrs. Hayne as custodian for her children under the Uniform Gift to Minors Act.

Accordingly, to reflect the items above, the last sentence of footnote (1) to the beneficial ownership table should have stated that Mr. Hayne’s reported beneficial ownership excludes 1,068,142 Common Shares beneficially owned by Mr. Hayne’s spouse, as to which he disclaims beneficial ownership. Further, the correct amount of Common Shares listed as beneficially owned by all beneficial owners of more than 5% of our outstanding Common Shares, current directors and executive officers as a group (12 persons) therefore should have been 48,467,322.

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

Date: June 9, 2008

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2008

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 33-69378) filed on September 24, 1993.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.