Form 10-Q
period 2008-07-31
URBAN OUTFITTERS INC
filed 2008-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value—167,301,138 shares outstanding on September 5, 2008.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2008	January 31, 2008	July 31, 2007
Assets
Current assets:
Cash and cash equivalents	$160,391	$105,271	$42,387
Marketable securities	76,905	80,127	130,748
Accounts receivable, net of allowance for doubtful accounts of $2,395, $972 and $1,562, respectively	32,468	26,365	24,516
Inventories	211,205	171,925	185,619
Prepaid expenses, deferred taxes and other current assets	47,762	49,922	28,981

Total current assets	528,731	433,610	412,251

Property and equipment, net	507,399	488,889	468,972
Marketable securities	191,129	188,252	68,357
Deferred income taxes and other assets	41,130	32,040	31,426

Total Assets	$1,268,389	$1,142,791	$981,006

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,521	$74,020	$61,058
Accrued expenses, accrued compensation and other current liabilities	83,478	93,358	72,047

Total current liabilities	171,999	167,378	133,105

Deferred rent and other liabilities	128,252	121,982	102,628

Total Liabilities	300,251	289,360	235,733

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 167,164,738, 166,104,615 and 165,810,665 shares issued and outstanding, respectively	17	17	17
Additional paid-in-capital	160,615	144,204	136,551
Retained earnings	801,520	701,975	602,977
Accumulated other comprehensive income	5,986	7,235	5,728

Total Shareholders’ Equity	968,138	853,431	745,273

Total Liabilities and Shareholders’ Equity	$1,268,389	$1,142,791	$981,006

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales	$454,295	$348,449	$848,587	$662,993
Cost of sales, including certain buying, distribution and occupancy costs	267,785	218,422	503,397	420,351

Gross profit	186,510	130,027	345,190	242,642
Selling, general and administrative expenses	103,590	82,756	199,328	159,355

Income from operations	82,920	47,271	145,862	83,287
Other income, net	2,445	2,037	5,665	3,840

Income before income taxes	85,365	49,308	151,527	87,127
Income tax expense	28,377	17,442	51,982	25,894

Net income	$56,988	$31,866	$99,545	$61,233

Net income per common share:
Basic	$0.34	$0.19	$0.60	$0.37

Diluted	$0.33	$0.19	$0.58	$0.36

Weighted average common shares:
Basic	166,698,963	165,315,656	166,412,217	165,076,476

Diluted	171,687,530	169,710,489	171,148,661	169,260,752

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$99,545	$61,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,814	33,648
Benefit for deferred income taxes	(5,173)	(7,418)
Tax benefit on stock option exercises	(8,053)	(3,270)
Stock-based compensation expense	1,488	1,631
Loss on disposition of property and equipment, net	1	144
Changes in assets and liabilities:
Increase in receivables	(5,973)	(3,569)
Increase in inventories	(39,323)	(30,977)
Decrease in prepaid expenses and other assets	231	3,803
Increase in payables, accrued expenses and other liabilities	13,436	14,435

Net cash provided by operating activities	95,993	69,660

Cash flows from investing activities:
Cash paid for property and equipment	(53,921)	(55,457)
Purchases of marketable securities	(264,441)	(60,716)
Sales and maturities of marketable securities	262,669	55,218

Net cash used in investing activities	(55,693)	(60,955)

Cash flows from financing activities:
Exercise of stock options	6,870	3,064
Excess tax benefits on stock option exercises	8,053	3,270

Net cash provided by financing activities	14,923	6,334

Effect of exchange rate changes on cash and cash equivalents	(103)	81

Increase in cash and cash equivalents	55,120	15,120
Cash and cash equivalents at beginning of period	105,271	27,267

Cash and cash equivalents at end of period	$160,391	$42,387

Supplemental cash flow information:
Cash paid during the year for:
Interest	$333	$36

Income Taxes	$58,785	$30,964

Non-cash investing activities—Accrued capital expenditures	$11,822	$10,213

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

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and six months ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2009 will end on January 31, 2009.

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, the Company has adopted the provisions of SFAS No. 157 that relate to its financial assets and financial liabilities (See Note 4). The Company is currently evaluating the impact of the provisions of SFAS No. 157 that relate to its nonfinancial assets and nonfinancial liabilities, which are effective for the Company as of February 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds Emerging Issues Task Force (“EITF”) 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

3.	Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net Income	$56,988	$31,866	$99,545	$61,233
Foreign currency translation	(234)	407	(340)	1,323
Unrealized gains/(losses) on marketable securites, net of tax	(133)	(13)	(909)	121

Comprehensive Income	$56,621	$32,260	$98,296	$62,677

4.	Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2008, January 31, 2008 and July 31, 2007 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2008
Municipal bonds:
Maturing in less than one year	$38,164	$281	$—	$38,445
Maturing after one year through four years	137,298	1,741	(10)	139,029

	175,462	2,022	(10)	177,474

Auction rate instruments and demand notes (1):
Maturing in less than one year	91,100	—	(540)	90,560

	$266,562	$2,022	$(550)	$268,034

As of January 31, 2008
Municipal bonds:
Maturing in less than one year	$24,675	$142	$—	$24,817
Maturing after one year through four years	124,148	2,729	—	126,877

	148,823	2,871	—	151,694

Auction rate instruments and demand notes (2):
Maturing in less than one year	116,685	—	—	116,685

	$265,508	$2,871	$—	$268,379

As of July 31, 2007
Municipal bonds:
Maturing in less than one year	$24,319	$—	$(92)	$24,228
Maturing after one year through four years	68,667	20	(329)	68,357

	92,986	20	(421)	92,585

Auction rate instruments:
Maturing in less than one year	106,520	—	—	106,520

	$199,506	$20	$(421)	$199,105

(1)	Includes approximately $52,100 of auction rate securities (“ARS”) which have been classified as long-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of July 31, 2008 due to ARS auction failures. The remaining balance of approximately $38,460 is classified as short-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of July 31, 2008. Approximately $38,900 of the ARS auction failures consisted of student loan backed securities. These securities are “A” or better rated, long-term debt obligations secured by student loans which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program. In addition to the U.S. Government guarantee on such student loans, many of these securities also have separate insurance policies guaranteeing both the principal and accrued interest. The remainder of the ARS auction failures primarily include municipal debt obligations of $13,200 which are “A” or better rated and are 100% guaranteed by separate insurance policies.

(2)	Includes approximately $95,200 of ARS of which approximately $61,375 has been classified as long-term assets in marketable securities in the Company’s Consolidated Balance Sheet as of January 31, 2008 due to ARS auction failures. The remaining balance of approximately $33,825 is classified as short-term assets in marketable securities in the Company’s Consolidated Balance Sheet as of January 31, 2008.

Proceeds and maturities from the sale of available-for-sale securities were $262,669 and $55,218 for the six months ended July, 31, 2008 and 2007, respectively. For the three and six months ended July 31, 2008 there were $2 and $116 of realized gains included in other income, respectively. For the three and six months ended July 31, 2007, there were $4 of realized losses included in other income.

5.	Fair Value of Financial Assets and Financial Liabilities

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to its financial assets and financial liabilities as discussed in Note 2. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described as follows:

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. Our financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of July 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$177,474	$—	$177,474
Auction rate securities	—	38,460	52,100	90,560

	$—	$215,934	$52,100	$268,034

As of July 31, 2008 there was insufficient observable failed ARS market information for failed ARS held by the Company to determine the fair value. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. Based upon this analysis, the Company has recorded a temporary impairment of $330 and $540 in other comprehensive income in the Condensed Consolidated Statement of Income for the three and six months ended July 31, 2008.

Below is a reconciliation of the beginning and ending balances for each type of security that the Company valued using a Level 3 valuation as of July 31, 2008.

	Marketable Securities Fair Value as of July 31, 2008
	Municipal Bonds	Auction Rate Securities	Total
Beginning Balance as of February 1, 2008	$—	$61,375	$61,375
Total gains or (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	(540)	(540)
Purchases, issuances and settlements	—	(8,735)	(8,735)
Transfers in and/or out of Level 3	—	—	—

Ending Balance as of July 31, 2008	$—	$52,100	52,100

Total gains or (losses) for the six month period included in other comprehensive income attributable to the change in unrealized gains or (losses) related to assets still held at reporting date	$—	$(540)	$(540)

6.	Line of Credit Facility

On December 11, 2007, the Company renewed and amended its line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at the Company’s discretion, subject to a seven day request period. As of July 31, 2008, the credit limit under the Line was $60,000. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the six months ended July 31, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $49,477 as of July 31, 2008. The available credit, including the accordion feature under the Line was $50,523 as of July 31, 2008. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011.

7.	Share-Based Compensation

Stock Options

Under the provisions of SFAS No. 123R, “Share-Based Payment,” the Company recorded $377 and $759 of stock compensation expense related to stock option awards as well as related tax benefits of $139 and $280 in its Condensed Consolidated Statements of Income for the three and six months ended July 31, 2008, or less than $.01 for both basic and diluted earnings per share for each of these periods. Stock compensation expense related to stock option awards included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2007 was $583 and $1,059 with related tax benefits of $179 and $318, respectively. During the three and six months ended July 31, 2008 the Company granted 91,000 and 111,500 stock option awards, respectively. The Company granted 95,000 and 105,000 stock option awards during the three and six months ended July 31, 2007. The estimated fair value of the grants was calculated using a Lattice Binomial model for the options granted during the three and six months ended July 31, 2008. For stock options granted during the three and six months ended July 31, 2007, the fair value of these grants were calculated using a Black Scholes option pricing model. Total compensation cost of stock options granted but not yet vested, as of July 31, 2008, was $1,864, which is expected to be recognized over the weighted average period of 1.56 years.

Restricted Shares

During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $291 and $575 is included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2008, respectively. Share-based compensation expense for the three and six months ended July 31, 2007 was $291 and $572 is included in the accompanying Condensed Consolidated Statements of Income. As of July 31, 2008, this was the only grant of non-vested, non-performance shares, and none of these shares had vested as of that date. Total unrecognized compensation expense of non-vested, non-performance shares granted, as of July 31, 2008, was $1,024, which is expected to be recognized over the weighted average period of 0.9 years.

Performance Shares

During April 2008, the Company granted two awards of 30,184 Performance Stock Units (“PSU’s”). These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a Lattice Binomial Model. Share-based compensation expense resulting from these grants of $151 and $154 is included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2008. Total unrecognized compensation cost for these non-vested PSU’s granted, as of July 31, 2008 was $1,084, which is expected to be recognized over the weighted average period of 1.43 years.

8.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	166,698,963	165,315,656	166,412,217	165,076,476
Effect of dilutive options and restricted stock	4,988,567	4,394,833	4,736,444	4,184,276

Diluted weighted average shares outstanding	171,687,530	169,710,489	171,148,661	169,260,752

For the three months ended July 31, 2008 and 2007, options to purchase 66,500 common shares with an exercise price range of $24.20 to $30.50 and options to purchase 3,962,250 common shares with an exercise price of $24.94 to $31.11, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 3,507,750 and 4,106,000 common shares were outstanding for the six months ended July 31, 2008 and 2007, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $24.20 to $31.11 and $24.94 to $31.11 for the six months ended July 31, 2008 and 2007, respectively.

9.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10.	Segment Reporting

The Company is an international retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its four brands operating through 269 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of July 31, 2008. The Company’s retail stores and their direct marketing campaigns are considered a single operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for both the three and six month periods ended July 31, 2008. For the three and six month periods ended July 31, 2007, net sales from the Retail segment accounted for approximately 93% of total consolidated net sales. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to our Retail segment and to approximately 1,700 better department and specialty retailers worldwide.

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

	July 31, 2008	January 31, 2008	July 31, 2007
Inventories
Retail operations	$195,306	$159,015	$170,530
Wholesale operations	15,899	12,910	15,089

Total inventories	$211,205	$171,925	$185,619

Property and equipment, net
Retail operations	$502,992	$486,031	$467,183
Wholesale operations	4,407	2,858	1,789

Total property and equipment, net	$507,399	$488,889	$468,972

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales
Retail operations	$426,292	$324,327	$796,402	$619,031
Wholesale operations	30,497	26,143	57,377	47,406
Intersegment elimination	(2,494)	(2,021)	(5,192)	(3,444)

Total net sales	$454,295	$348,449	$848,587	$662,993

Income from operations
Retail operations	$80,573	$46,415	$141,399	$81,218
Wholesale operations	6,579	5,171	13,523	10,682
Intersegment elimination	(432)	(318)	(974)	(629)

Total segment operating income	86,720	51,268	153,948	91,271
General corporate expenses	(3,800)	(3,997)	(8,086)	(7,984)

Total income from operations	$82,920	$47,271	$145,862	$83,287

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2008	January 31, 2008	July 31, 2007
Property and equipment, net
Domestic operations	$451,515	$434,776	$420,654
Foreign operations	55,884	54,113	48,318

Total property and equipment, net	$507,399	$488,889	$468,972

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales
Domestic operations	$411,213	$318,980	$771,003	$608,767
Foreign operations	43,082	29,469	77,584	54,226

Total net sales	$454,295	$348,449	$848,587	$662,993

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate two business segments, a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People Wholesale division that designs, develops and markets young women’s contemporary casual apparel and Leifsdottir, Anthropologie’s recently released wholesale concept. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel.

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

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume, as discussed in our results of operations, may correlate to changes in customer traffic. We believe this may be caused by a combination of response to our brands’ fashion offerings, our web advertising, continued circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2009 will end on January 31, 2009.

Our goal is to increase net sales by at least 20% per year through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of July 31, 2008, we operated 132 Urban Outfitters stores of which 112 were located in the United States, 6 were located in Canada and 14 were located in Europe. For the six months ended July 31, 2008, we opened ten new Urban Outfitters stores, six of which were located within the United States, two that were located in Canada and two that were located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 35.0% and 6.2% of consolidated net sales, respectively, for the six months ended July 31, 2008, compared to 34.9% and 5.9%, respectively, for the comparable period in fiscal 2008.

As of July 31, 2008, we operated 115 Anthropologie stores all of which were located in the United States. During the six months ended July 31, 2008, we opened seven new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s store sales accounted for approximately 36.7% of consolidated net sales for the six months ended July 31, 2008, compared to 38.6% for the comparable period in fiscal 2008.

As of July 31, 2008, we operated 21 Free People stores, all of which were located in the United States. During the six months ended July 31, 2008 we opened six new Free People Stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 1.6% of consolidated net sales for the six months ended July 31, 2008, compared to less than 1% of consolidated net sales for the six months ended July 31, 2007.

As of July 31, 2008, we operated one Terrain store which was located in Concordville, PA. Our new store concept is designed to appeal to men and women interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse’. Sites are large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. We plan to open additional stores over the next several years. Terrain’s store net sales accounted for less than 1% of consolidated net sales for the six months ended July 31, 2008.

For all brands combined, we plan to open approximately 45 new stores during fiscal 2009, including 12 to 15 new Free People stores. The remaining new stores will be divided between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended July 31, 2008, we circulated approximately 4.5 million catalogs compared to 4.2 million catalogs during the same period in fiscal 2008. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to decrease circulation to approximately 21 million catalogs during fiscal 2009 and increase our investment in web marketing. We expect catalog circulation to be stable over the next few years.

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

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended July 31, 2008, we circulated approximately 2.4 million Urban Outfitters catalogs compared to approximately 2.2 million catalogs during the comparable period in fiscal 2008. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to decrease circulation to approximately 12 million catalogs during fiscal 2009 and increase our investment in web marketing. We expect catalog circulation to be stable over the next few years.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. For the three months ended July 31, 2008, we circulated approximately 900 thousand Free People catalogs compared to approximately 800 thousand catalogs during the comparable period in fiscal 2008. We believe Free People catalogs expand our distribution channels and increases brand awareness. We plan to expand catalog circulation to approximately 7 million catalogs during fiscal 2009 and intend to increase the level of catalog circulation over the next few years.

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

Direct-to-consumer sales for all brands combined was approximately 13.3% and 14.0% of consolidated net sales for the three and six months ended July 31, 2008, respectively. For the three and six months ended July 31, 2007, direct-to-consumer sales for all brands combined was 12.2% and 13.0%, respectively.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,700 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.0% and 6.1% of consolidated net sales for the three and six months ended July 31, 2008, respectively. For the three and six months ended July 31, 2007, Free People wholesale sales accounted for 6.9% and 6.6% of consolidated net sales, respectively.

During the three months ended July 31, 2008, we launched Leifsdottir, a wholesale division for our Anthropologie brand. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir will be sold through luxury department stores including Bloomingdale’s, Nordstrom and Bergdorf Goodman, bigger specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of consolidated net sales for the three months ended July 31, 2008.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental authority. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. We maintain an allowance for doubtful accounts for our wholesale and landscape service businesses accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Deposits for landscape services are recorded as a liability and recognized as a sale upon service completion. Landscape services and related deposits have not been material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of July 31, 2008, January 31, 2008 and July 31, 2007, reserves for estimated sales returns in-transit totaled $7.4 million, $6.8 million and $9.1 million, representing 2.5%, 2.3% and 3.9% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of July 31, 2008, January 31, 2008 and July 31, 2007 totaled $211.2 million, $171.9 million and $185.6 million, representing 16.7%, 15.0% and 18.9% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2008, January 31, 2008 and July 31, 2007 totaled $507.4 million, $488.9 million and $469.0 million, respectively, representing 40.0%, 42.8% and 47.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the six months ended July 31, 2008 and 2007, as well as for fiscal 2008, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations for the three and six months ended July 31, 2008 and 2007, as well as for fiscal year 2008.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2008, January 31, 2008 and July 31, 2007 totaled $40.7 million, $35.0 million and $35.9 million, respectively, representing 3.2%, 3.1% and 3.7% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income.

We had valuation allowances of $1.2 million as of July 31, 2008 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 on February 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.9	62.7	59.3	63.4

Gross profit	41.1	37.3	40.7	36.6
Selling, general and administrative expenses	22.8	23.7	23.5	24.0

Income from operations	18.3	13.6	17.2	12.6
Other income, net	0.5	0.6	0.7	0.6

Income before income taxes	18.8	14.2	17.9	13.2
Income tax expense	6.2	5.0	6.1	4.0

Net income	12.6%	9.2%	11.8%	9.2%

Three Months Ended July 31, 2008 Compared To Three Months Ended July 31, 2007

Net sales for the second quarter of fiscal 2009 increased by $105.9 million or 30.4% to $454.3 million from $348.4 million in the second quarter of fiscal 2008. This increase was primarily attributable to a $102.0 million, or 31.4%, increase in retail segment net sales. Retail segment net sales for the second quarter of fiscal 2009 accounted for 93.8% of total net sales compared to 93.1% of net sales for the second quarter of fiscal 2008. Wholesale segment net sales, excluding net sales to our retail segment, increased $3.9 million, or 16.1%, to $28.0 million during the second quarter of fiscal 2009. The growth in our retail segment net sales during the second quarter of fiscal 2009 was driven by a $47.0 million increase in new and non-comparable store net sales, an $18.0 million increase in direct-to-consumer net sales and an increase of $37.0 million in comparable store sales. Our total comparable store net sales increase of 13.3% was comprised of increases of 19.4% at Urban Outfitters, 7.1% at Anthropologie and 10.2% at Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 55 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the second quarter of fiscal 2009 were primarily driven by increases in the number of transactions and the average unit retail prices per transaction which more than offset a decrease in the units per transaction. Thus far during the third quarter of fiscal 2009, our total comparable store net sales are ahead of our modest single digit plan. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites which was also helped by a slight increase in our catalog circulation of approximately 0.6 million catalogs or 8.2% over the prior year. The increase in wholesale segment net sales was primarily driven by a 26.3% increase in sales to department stores and an increase in the average unit selling price to specialty stores.

Gross profit for the second quarter of fiscal 2009 increased to 41.1% of net sales or $186.5 million from 37.3% of net sales or $130 million in fiscal 2008. The increase was primarily due to improvements in initial merchandise cost, reductions in merchandise markdowns and leveraging of store occupancy costs. Total inventories at July 31, 2008 increased by 13.8% to $211.2 million from $185.6 million at July 31, 2007. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 2.6%.

Selling, general and administrative expenses during the second quarter of fiscal 2009 decreased to 22.8% of net sales compared to 23.7% of net sales for the second quarter of fiscal 2008. The decrease was primarily attributable to the leveraging of direct store controllable costs which were helped by the increase in comparable store sales. Selling, general and administrative expenses in the second quarter of fiscal 2009 increased to $103.6 million from $82.8 million in the comparable quarter in fiscal 2008. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 18.3% of net sales or $82.9 million for the second quarter of fiscal 2009 compared to 13.6% of net sales, or $47.3 million, for the comparable quarter in fiscal 2008.

Our tax rate improved to 33.2% of income before income taxes for the second quarter of fiscal 2009 from 35.4% of income before income taxes for the second quarter of fiscal 2008. The improvement was due to various tax savings initiatives. We estimate an annual effective tax rate of approximately 35% for the full fiscal year.

Six Months Ended July 31, 2008 Compared To Six Months Ended July 31, 2007

Net sales for the six months ended July 31, 2009 increased by $185.6 million or 28% to $848.6 million from $663.0 million in the comparable period of fiscal 2008. This increase was primarily attributable to a $177.4 million, or 28.7%, increase in retail segment net sales. Retail segment net sales for the six months ended July 31, 2008 accounted for 93.9% of total net sales compared to 93.4% of net sales for the comparable period of fiscal 2008. Wholesale segment net sales, excluding net sales to our retail segment, increased $8.2 million, or 18.7%, to $52.2 million during the six months ended July 31, 2008 compared to $44.0 million for the comparable period of fiscal 2008. The growth in our retail segment net sales was driven by a $83.4 million increase in new and non-comparable store net sales, a $32.7 million increase in direct-to-consumer net sales and an increase of $61.3 million in comparable store sales. Our total comparable store net sales increase of 11.8% was comprised of increases of 14.6% at Urban Outfitters, 8.7% at Anthropologie and 14.2% at Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 61 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales increases for the first six months of fiscal 2009 were primarily driven by increases in the number of transactions and the average unit retail prices per transaction which more than offset a decrease in the units per transaction. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites which was also helped by a slight increase in our catalog circulation of approximately 0.8 million catalogs or 4.9% over the prior year. The increase in wholesale segment net sales was primarily driven by a 28.8% lift in sales to department stores and an increase in the average unit selling price to specialty stores.

Gross profit for the six months ended July 31, 2008 increased to 40.7% of net sales or $345.2 million from 36.6% of net sales or $242.6 million for the comparable period in fiscal 2008. The increase is primarily due to reductions in merchandise markdowns, improvement in initial merchandise cost and leveraging of store occupancy costs.

Selling, general and administrative expenses during the six months ended July 31, 2008 decreased to 23.5% of net sales compared to 24.0% of net sales for the comparable period in fiscal 2008. The decrease was primarily attributable to the leveraging of direct store controllable costs which were helped by the increase in comparable store sales. The savings in direct store controllable costs more than offset certain one-time pre-opening expenses related to the Terrain store launch and development expenses of the new Leifsdottir wholesale collection. Selling, general and administrative expenses during the six month period increased to $199.3 million from $159.4 million in the comparable period in fiscal 2008. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 17.2% of net sales or $145.9 million during the six months ended July 31, 2008 compared to 12.6% of net sales, or $83.3 million, for the comparable period in fiscal 2008.

Our tax rate increased to 34.3% of income before income taxes for the six months ended July 31, 2008 from 29.7% of income before income taxes for the comparable period of fiscal 2008. The increase was primarily attributable to a tax credit received for work performed on the development of our home offices that qualified for certain one-time federal tax incentives in the first quarter of the prior comparable period.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $428.4 million as of July 31, 2008, as compared to $373.7 million as of January 31, 2008 and $241.5 million as of July 31, 2007. Cash provided by operating activities increased by $26.3 million to $96.0 million for the six months ended July 31, 2008. This increase in operating activities was primarily due to a $38.3 million increase in net income. Cash used in investing activities for the six months ended July 31, 2008 was $55.7 million, of which the primary use was for construction of new stores. Our net working capital was $356.7 million at July 31, 2008 compared to $266.2 million at January 31, 2008 and $279.1 million at July 31, 2007. Increases in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories, as well as the construction of our home offices at the Navy Yard in Philadelphia, PA, which was completed in fiscal 2007. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment for the six months ended July 31, 2008 and 2007 was $53.9 million and $55.5 million, respectively, and was primarily used to expand and support our store base. During fiscal 2009, we expect to open approximately 45 new stores, renovate certain existing stores, modestly increase our catalog circulation by approximately a half million books, to approximately 40 million catalogs, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2009 to approximate $140 million, which will be used primarily to expand our store base. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year.

During fiscal 2009 we may enter into one or more acquisitions or transactions related to the expansion of the Terrain brand.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions with 6,780,000 available as of July 31, 2008. During the six months ended July 31, 2008 and July 31, 2007, no shares were repurchased.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2011.

On December 11, 2007, we renewed and amended our line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion, subject to a seven day request period. As of July 31, 2008, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of July 31, 2008, we were in compliance with all covenants under the Line. As of and during the six months ended July 31, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $49.5 million as of July 31, 2008. The available credit, including the accordion feature under the Line was $50.5 million as of July 31, 2008. We believe our renewed line will satisfy our letter of credit needs through fiscal 2011.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2008, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, we have adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities (See Note 4, “Fair Value of Financial Assets and Financial Liabilities” in the notes to our condensed consolidated financial statements for additional information). We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of February 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds Emerging Issues Task Force (“EITF”) 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turnover rate and our historical ability to pass through the impact of any generalized changes in its cost of goods to its customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase substantially all of our merchandise in U.S. dollars, including a portion of the goods for our stores located in Canada and Europe.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of July 31, 2008 and 2007, our cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, money market accounts, which bear interest at a variable rate, and auction rate securities (“ARS”) rated AA or better. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

A minority portion of our marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies. Our ARS had a fair value of $90.6 million as of July 31, 2008. Subsequent to the close of the current fiscal quarter, $52.1 million of ARS currently failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. We have determined that there is a $0.5 million temporary impairment charge related to these failures based on review of the projected cash flows, credit rating and assessment of the credit quality of the underlying security, quoted market prices and valuation models. We have the ability to hold the investments until their maturity. As a result of the current illiquidity, we have reclassified $52.1 million of ARS from current assets under marketable securities to long term assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2008. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed with the United States Securities and Exchange Commission on March 28, 2008, for a list of its risk factors.

Item 4.	Submission of Matters to a Vote of Security Holders

Previously reported in our Form 10-Q for the quarter ended April 30, 2008, filed on June 9, 2008.

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

Date: September 9, 2008

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk
Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2008

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