Form 10-Q
period 2008-10-31
URBAN OUTFITTERS INC
filed 2008-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

Common stock, $0.0001 par value—167,709,488 shares outstanding on December 8, 2008.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2008	January 31, 2008	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$71,714	$105,271	$36,393
Marketable securities	127,335	80,127	154,410
Accounts receivable, net of allowance for doubtful accounts of $2,326, $972 and $1,699, respectively	33,822	26,365	24,879
Inventories	252,308	171,925	212,696
Prepaid expenses, deferred taxes and other current assets	64,079	49,922	38,259

Total current assets	549,258	433,610	466,637
Property and equipment, net	513,639	488,889	489,434
Marketable securities	225,364	188,252	78,510
Deferred income taxes and other assets	40,165	32,040	31,621

Total Assets	$1,328,426	$1,142,791	$1,066,202

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,432	$74,020	$78,845
Accrued expenses, accrued compensation and other current liabilities	93,843	93,358	81,303

Total current liabilities	176,275	167,378	160,148
Deferred rent and other liabilities	130,754	121,982	110,410

Total Liabilities	307,029	289,360	270,558

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 167,706,788, 166,104,615 and 165,936,965 shares issued and outstanding, respectively	17	17	17
Additional paid-in-capital	167,752	144,204	139,637
Retained earnings	860,794	701,975	648,360
Accumulated other comprehensive (loss) income	(7,166)	7,235	7,630

Total Shareholders’ Equity	1,021,397	853,431	795,644

Total Liabilities and Shareholders’ Equity	$1,328,426	$1,142,791	$1,066,202

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales	$477,953	$379,320	$1,326,540	$1,042,313
Cost of sales, including certain buying, distribution and occupancy costs	282,557	229,382	785,954	649,733

Gross profit	195,396	149,938	540,586	392,580
Selling, general and administrative expenses	105,017	88,611	304,345	247,966

Income from operations	90,379	61,327	236,241	144,614
Other income, net	1,437	2,151	7,102	5,991

Income before income taxes	91,816	63,478	243,343	150,605
Income tax expense	32,542	18,096	84,524	43,989

Net income	$59,274	$45,382	$158,819	$106,616

Net income per common share:
Basic	$0.35	$0.27	$0.95	$0.65

Diluted	$0.35	$0.27	$0.93	$0.63

Weighted average common shares:
Basic	167,030,294	165,430,768	166,619,747	165,195,871

Diluted	171,064,904	169,933,513	171,122,246	169,486,304

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income	$158,819	$106,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,893	51,291
Provision for deferred income taxes	(5,139)	—
Tax benefit on stock option exercises	(11,933)	(4,512)
Stock-based compensation expense	2,752	2,541
Loss on disposition of property and equipment, net	1	441
Changes in assets and liabilities:
Increase in receivables	(7,767)	(3,879)
Increase in inventories	(83,029)	(57,750)
Increase in prepaid expenses and other assets	(15,869)	(13,011)
Increase in payables, accrued expenses and other liabilities	26,125	41,881

Net cash provided by operating activities	124,853	123,618

Cash flows from investing activities:
Cash paid for property and equipment	(86,185)	(84,249)
Purchases of marketable securities	(568,928)	(144,311)
Sales and maturities of marketable securities	479,025	105,074

Net cash used in investing activities	(176,088)	(123,486)

Cash flows from financing activities:
Exercise of stock options	8,864	3,997
Excess tax benefits from stock option exercises	11,933	4,512

Net cash provided by financing activities	20,797	8,509

Effect of exchange rate changes on cash and cash equivalents	(3,119)	485

(Decrease) Increase in cash and cash equivalents	(33,557)	9,126
Cash and cash equivalents at beginning of period	105,271	27,267

Cash and cash equivalents at end of period	$71,714	$36,393

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$94,925	$49,483

Non-cash investing activities—Accrued capital expenditures	$13,935	$18,504

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

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2009 will end on January 31, 2009.

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, the Company has adopted the provisions of SFAS No. 157 that relate to its financial assets and financial liabilities (see Note 5). The Company is currently evaluating the impact of the provisions of SFAS No. 157 that relate to its nonfinancial assets and nonfinancial liabilities, which are effective for the Company as of February 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective February 1, 2008, the Company adopted SFAS No. 159 and has elected to not apply the provisions of SFAS No. 159 to report certain of its assets and liabilities at fair value.

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

3.	Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net Income	$59,274	$45,382	$158,819	$106,616
Foreign currency translation	(12,174)	1,424	(12,514)	2,747
Unrealized gains/(losses) on marketable securities, net of tax	(978)	478	(1,887)	599

Comprehensive Income	$46,122	$47,284	$144,418	$109,962

4.	Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2008, January 31, 2008 and October 31, 2007 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2008
Short-term Investments:
Municipal bonds	$36,176	$159	$(38)	$36,297
Auction rate instruments	8,000	—	—	8,000
Federal government agencies	79,926	—	—	79,926
Demand notes and equities	3,120	—	(8)	3,112

	127,222	159	(46)	127,335

Long-term Investments:
Municipal bonds	169,436	825	(972)	169,289
Auction rate instruments (1)	56,075	—	—	56,075

	225,511	825	(972)	225,364

	$352,733	$984	$(1,018)	$352,699

As of January 31, 2008
Short-term Investments:
Municipal bonds	$24,675	$142	$—	$24,817
Auction rate instruments	33,825	—	—	33,825
Demand notes	21,485	—	—	21,485

	79,985	142	—	80,127

Long-term Investments:
Municipal bonds	124,148	2,729	—	126,877
Auction rate instruments (2)	61,375	—	—	61,375

	185,523	2,729	—	188,252

	$265,508	$2,871	—	$268,379

As of October 31, 2007
Short-term Investments:
Municipal bonds	$26,717	$9	$(51)	$26,675
Auction rate instruments	127,735	—	—	127,735

	154,452	9	(51)	154,410

Long-term Investments:
Municipal bonds	78,134	433	(57)	78,510

	$232,586	$442	$(108)	$232,920

(1)	Auction rate securities (“ARS”) have been classified as long-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of October 31, 2008 due to ARS auction failures. Approximately $40,750 of the ARS failures consisted of student loan backed securities. These securities are “A” or better rated, long-term debt obligations secured by student loans which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program. In addition to the U.S. Government guarantee on such student loans, many of these securities also have separate insurance policies guaranteeing both the principal and accrued interest. The remainder of the ARS failures primarily include municipal debt obligations of $15,325 which are “A” or better rated and are 100% guaranteed by separate insurance policies. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside the auction process, the issuers establish a different form of financing to replace these securities or final payments come due according to the contractual maturities of the debt issues.

(2)	ARS have been classified as long-term assets in marketable securities in the Company’s Consolidated Balance Sheet as of January 31, 2008 due to ARS failures.

Proceeds and maturities from the sale of available-for-sale securities were $479,025 and $105,074 for the nine months ended October 31, 2008 and 2007, respectively. For the three and nine months ended October 31, 2008 there were $2,419 and $2,303 of net realized losses included in other income, respectively. During the three months ended October 31, 2008 the Company recorded a $2.9 million realized loss on an ARS preferred investment. This ARS preferred investment’s trust was collateralized by Freddie Mac preferred stock and was liquidated by the underlying issuer. The Company has one remaining preferred ARS investment with a par value of $1.8 million. For the three and nine months ended October 31, 2007, there were $5 and $9 of net realized losses included in other income, respectively.

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. Our financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of October 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$205,586	$—	$205,586
Auction rate securities	—	8,000	56,075	64,075
Federal government agencies	—	79,926	—	79,926
Demand notes and equities	—	3,112	—	3,112

	$—	$296,624	$56,075	$352,699

As of October 31, 2008 there was insufficient observable failed ARS market information for failed ARS held by the Company to determine the fair value. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined that the fair value of our ARS as of October 31, 2008 approximate par value, and accordingly we have not recorded any impairment. The estimated fair values could change significantly based on future market conditions. We will continue to assess the fair value of our ARS for substantative changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. Failed ARS represent approximately 15.8% of the Company’s total marketable securities.

Below is a reconciliation of the beginning and ending ARS securities balances that the Company valued using a Level 3 valuation for the three and nine months ended October 31, 2008.

	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2008
Balance at beginning of period	$52,100	$61,375
Total gains or (losses) realized/unrealized:
Included in earnings	(2,880)	(2,880)
Included in other comprehensive income	540	—
Purchases, issuances and settlements	6,315	(2,420)
Transfers in and/or out of Level 3	—	—

Ending Balance as of October 31, 2008	$56,075	$56,075

Total gains or (losses) for the period included in other comprehensive income attributable to the change in unrealized gains or (losses) related to assets still held at reporting date	$540	$—

6.	Line of Credit Facility

On December 11, 2007, the Company renewed and amended its line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100.0 million at the Company’s discretion, subject to a seven day request period. As of October 31, 2008, the credit limit under the Line was $60.0 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the nine months ended October 31, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $40.2 million as of October 31, 2008. The available credit, including the accordion feature under the Line was $59.8 million as of October 31, 2008. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011.

7.	Share-Based Compensation

Stock Options

Under the provisions of SFAS No. 123R, “Share-Based Payment,” the Company recorded $831 and $1,590 of stock compensation expense related to stock option awards as well as related tax benefits of $262 and $542 in its Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2008, or less than $.01 for both basic and diluted earnings per share for each of these periods. Stock compensation expense related to stock option awards included in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2007 was $620 and $1,679 with related tax benefits of $192 and $510, respectively. During the three and nine months ended October 31, 2008 the Company granted 1,089,300 and 1,200,800 stock option awards, respectively. The Company granted 37,500 and 142,500 stock option awards during the three and nine months ended October 31, 2007. The estimated fair value of the grants was calculated using a Lattice Binomial model for the options granted during the three and nine months ended October 31, 2008. For stock options granted during the three and nine months ended October 31, 2007, the fair value of these grants was calculated using a Black Scholes option pricing model. Total compensation expense of stock options granted but not yet vested, as of October 31, 2008, was $12,687, which is expected to be recognized over the weighted average period of 2.75 years.

Restricted Shares

During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $291 and $866 is included in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2008, respectively. Share-based compensation expense for the three and nine months ended October 31, 2007 was $291 and $863 is included in the accompanying Condensed Consolidated Statements of Income. As of October 31, 2008, this was the only grant of non-vested, non-performance shares, and none of these shares had vested as of that date. Total unrecognized compensation expense of non-vested, non-performance shares granted, as of October 31, 2008, was $733, which is expected to be recognized over the weighted average period of 0.6 years.

Performance Shares

During April 2008, the Company granted two awards of 30,184 Performance Stock Units (“PSU’s”). These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a Lattice Binomial Model. Share-based compensation expense resulting from these grants of $146 and $296 is included in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2008. Total unrecognized compensation cost for these non-vested PSU’s granted, as of October 31, 2008 was $942, which is expected to be recognized over the weighted average period of 1.32 years.

8.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	167,030,294	165,430,768	166,619,747	165,195,871
Effect of dilutive options and restricted stock	4,034,610	4,502,745	4,502,499	4,290,433

Diluted weighted average shares outstanding	171,064,904	169,933,513	171,122,246	169,486,304

For the three months ended October 31, 2008 and 2007, options to purchase 4,553,550 common shares with an exercise price range of $24.20 to $37.51 and options to purchase 4,166,250 common shares with an exercise price of $22.11 to $31.11, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 2,687,100 and 4,126,083 common shares were outstanding for the nine months ended October 31, 2008 and 2007, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $24.20 to $37.51 and $22.11 to $31.11 for the nine months ended October 31, 2008 and 2007, respectively.

9.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its four brands operating through 286 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of October 31, 2008. The Company’s retail stores and their direct marketing campaigns are considered a single operating segment. Net sales from the Retail segment accounted for approximately 93% and 94% of total consolidated net sales for the three and nine month periods ended October 31, 2008, respectively. For the three and nine month periods ended October 31, 2007, net sales from the Retail segment accounted for approximately 93% of total consolidated net sales. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to our Retail segment and to approximately 1,700 better department and specialty retailers worldwide.

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

	October 31, 2008	January 31, 2008	October 31, 2007
Inventories
Retail operations	$236,270	$159,015	$201,760
Wholesale operations	16,038	12,910	10,936

Total inventories	$252,308	$171,925	$212,696

Property and equipment, net
Retail operations	$508,929	$486,031	$486,701
Wholesale operations	4,710	2,858	2,733

Total property and equipment, net	$513,639	$488,889	$489,434

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales
Retail operations	$444,061	$352,521	$1,240,462	$971,552
Wholesale operations	36,789	29,365	94,167	76,771
Intersegment elimination	(2,897)	(2,566)	(8,089)	(6,010)

Total net sales	$477,953	$379,320	$1,326,540	$1,042,313

Income from operations
Retail operations	$86,584	$58,528	$227,983	$139,746
Wholesale operations	8,583	7,127	22,106	17,809
Intersegment elimination	(356)	(410)	(1,330)	(1,039)

Total segment operating income	94,811	65,245	248,759	156,516
General corporate expenses	(4,432)	(3,918)	(12,518)	(11,902)

Total income from operations	$90,379	$61,327	$236,241	$144,614

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2008	January 31, 2008	October 31, 2007
Property and equipment, net
Domestic	$460,800	$434,776	$436,798
Foreign	52,839	54,113	52,636

Total property and equipment, net	$513,639	$488,889	$489,434

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales
Domestic	$433,673	$345,789	$1,204,677	$954,556
Foreign	44,280	33,531	121,863	87,757

Total net sales	$477,953	$379,320	$1,326,540	$1,042,313

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The following are some of the factors that alone or together, could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, continuation of lowered levels of consumer spending resulting from the worldwide economic downturn, lowered levels of consumer confidence and higher levels of unemployment, any effects of terrorist acts or war, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, potential difficulty to liquidate certain marketable security investments, and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2008, filed on March 28, 2008. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments, a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People Wholesale division and Leifsdottir. Free People wholesale designs, develops and markets young women’s contemporary casual apparel. Leifsdottir, Anthropologie’s recently released wholesale concept, designs, develops and markets sophisticated women’s contemporary apparel.

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

Retail Stores

As of October 31, 2008, we operated 140 Urban Outfitters stores of which 116 were located in the United States, 7 were located in Canada and 17 were located in Europe. During the nine months ended October 31, 2008, we opened 18 new Urban Outfitters stores, 10 that were located within the United States, 3 that were located in Canada and 5 that were located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 36.0% and 6.1% of consolidated net sales, respectively, for the nine months ended October 31, 2008, compared to 35.5% and 6.0%, respectively, for the comparable period in fiscal 2008.

As of October 31, 2008, we operated 118 Anthropologie stores, all of which were located in the United States. During the nine months ended October 31, 2008, we opened 10 new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years some of which may be outside the United States. Anthropologie’s store sales accounted for approximately 35.4% of consolidated net sales for the nine months ended October 31, 2008, compared to 38.0% for the comparable period in fiscal 2008.

As of October 31, 2008, we operated 27 Free People stores, all of which were located in the United States. During the nine months ended October 31, 2008 we opened 12 new Free People Stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 1.8% of consolidated net sales for the nine months ended October 31, 2008, compared to 1.0% for the comparable period in fiscal 2008.

As of October 31, 2008, we operated one Terrain store which was located in Concordville, PA. Our new store concept is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design service solutions. We plan to open additional stores over the next several years. Terrain’s store net sales accounted for less than 1% of consolidated net sales for the nine months ended October 31, 2008.

For all brands combined, we plan to open approximately 47 new stores during fiscal 2009, including 12 to 15 new Free People stores. The remaining new stores will be divided between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended October 31, 2008, we circulated approximately 5.5 million catalogs compared to 5.7 million catalogs during the same period in fiscal 2008. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to decrease circulation to approximately 21 million catalogs during fiscal 2009 and increase our investment in web marketing. We expect catalog circulation to be consistent with the current circulation level over the next few years.

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

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended October 31, 2008, we circulated approximately 2.8 million Urban Outfitters catalogs compared to approximately 4.0 million catalogs during the comparable period in fiscal 2008. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to decrease circulation to approximately 12 million catalogs during fiscal 2009 and increase our investment in web marketing. We expect catalog circulation to be consistent with the current circulation level over the next few years.

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

Free People operates a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. For the three months ended October 31, 2008, we circulated approximately 1.7 million Free People catalogs compared to approximately 1.3 million catalogs during the comparable period in fiscal 2008. We believe Free People catalogs expand our distribution channels and increase brand awareness. We plan to expand catalog circulation to approximately 7 million catalogs during fiscal 2009 and intend to increase the level of catalog circulation over the next few years.

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

Direct-to-consumer sales for all brands combined was approximately 13.8% and 13.9% of consolidated net sales for the three and nine months ended October 31, 2008, respectively. For the three and nine months ended October 31, 2007, direct-to-consumer sales for all brands combined was 12.3% and 12.7%, respectively.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,700 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 6.8% and 6.3% of consolidated net sales for the three and nine months ended October 31, 2008, respectively. For the three and nine months ended October 31, 2007, Free People wholesale sales accounted for 7.1% and 6.8% of consolidated net sales, respectively.

During the second quarter of fiscal 2009, we launched Leifsdottir, a wholesale division for our Anthropologie brand. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of consolidated net sales for the three and nine months ended October 31, 2008.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental authority. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. We maintain an allowance for doubtful accounts for our wholesale and landscape service businesses accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits have not been material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of October 31, 2008, January 31, 2008 and October 31, 2007, reserves for estimated sales returns in-transit totaled $7.9 million, $6.8 million and $10.2 million, representing 2.6%, 2.3% and 3.8% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of October 31, 2008, January 31, 2008 and October 31, 2007 totaled $252.3 million, $171.9 million and $212.7 million, representing 19.0%, 15.0% and 19.9% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2008, January 31, 2008 and October 31, 2007 totaled $513.6 million, $488.9 million and $489.4 million, respectively, representing 38.7%, 42.8% and 45.9% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2008 and 2007, as well as for fiscal 2008, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations for the three and nine months ended October 31, 2008 and 2007, as well as for fiscal year 2008.

As of the date of this report, all of our stores that have been open in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2008, January 31, 2008 and October 31, 2007 totaled $40.4 million, $35.0 million and $36.6 million, respectively, representing 3.0%, 3.1% and 3.4% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income.

We had valuation allowances of $1.2 million as of October 31, 2008 due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	59.1	60.5	59.2	62.3

Gross profit	40.9	39.5	40.8	37.7
Selling, general and administrative expenses	22.0	23.3	22.9	23.8

Income from operations	18.9	16.2	17.9	13.9
Other income, net	0.3	0.6	0.5	0.6

Income before income taxes	19.2	16.8	18.4	14.5
Income tax expense	6.8	4.8	6.4	4.2

Net income	12.4%	12.0%	12.0%	10.3%

Three Months Ended October 31, 2008 Compared To Three Months Ended October 31, 2007

Net sales for the third quarter of fiscal 2009 increased by $98.6 million or 26.0% to $478.0 million from $379.3 million in the third quarter of fiscal 2008. This increase was primarily attributable to a $91.5 million, or 26.0%, increase in retail segment net sales. Retail segment net sales for the third quarter of fiscal 2009 and fiscal 2008 accounted for 92.9% of total net sales. Wholesale segment net sales, excluding net sales to our retail segment, increased $7.1 million, or 26.5%, to $33.9 million during the third quarter of fiscal 2009. The growth in our retail segment net sales during the third quarter of fiscal 2009 was driven by a $43.0 million increase in new and non-comparable store net sales, a $19.1 million increase in direct-to-consumer net sales and an increase of $29.4 million in comparable store net sales. Our total comparable store net sales increase of 9.9% was comprised of increases of 17.1% at Urban Outfitters, 1.8% at Anthropologie and 3.9% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 68 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the third quarter of fiscal 2009 were primarily driven by increases in the number of transactions and the average unit retail prices per transaction which more than offset a decrease in the units per transaction. Comparable store net sales for the month of November 2008 were flat. The Company believes, based on current uncertainty and volatility in the marketplace, it is possible comparable store net sales may further decelerate during the remainder of the holiday season. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites as our catalog circulation was down by approximately 1.0 million catalogs or 8.9% over the prior year. The increase in wholesale segment net sales was driven by a 10.0% increase in both units and average unit selling price.

Gross profit for the third quarter of fiscal 2009 increased to 40.9% of net sales or $195.4 million from 39.5% of net sales or $149.9 million in fiscal 2008. The increase was primarily due to leveraging of store occupancy costs, reductions in merchandise markdowns and improvements in initial merchandise cost. Total inventories at October 31, 2008 increased by 18.6% to $252.3 million from $212.7 million at October 31, 2007. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories increased by 2.2%.

Selling, general and administrative expenses during the third quarter of fiscal 2009 decreased to 22.0% of net sales compared to 23.3% of net sales for the third quarter of fiscal 2008. The decrease was primarily attributable to the control and leveraging of direct store controllable costs which were helped by the increase in comparable store sales. Selling, general and administrative expenses in the third quarter of fiscal 2009 increased 18.5% or $16.4 million to $105.0 million from $88.6 million in the comparable quarter in fiscal 2008. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 18.9% of net sales or $90.4 million for the third quarter of fiscal 2009 compared to 16.2% of net sales, or $61.3 million, for the comparable quarter in fiscal 2008.

Other income during the third quarter of fiscal 2009 decreased to $1.4 million compared to $2.2 million for the comparable quarter in fiscal 2008. During the third quarter of fiscal 2009 other income was reduced by $2.9 million due to a one time write off of an auction rate investment.

Our tax rate increased to 35.4% of income before income taxes for the third quarter of fiscal 2009 from 28.5% of income before income taxes for the third quarter of fiscal 2008. The prior year’s favorable rate was primarily impacted by the receipt of one-time federal tax incentives for work performed on the development of our new home offices. We estimate an annual effective tax rate of approximately 35% for the full fiscal year.

Nine Months Ended October 31, 2008 Compared To Nine Months Ended October 31, 2007

Net sales for the nine months ended October 31, 2008 increased by $284.2 million or 27.3% to $1,326.5 million from $1,042.3 million in the comparable period of fiscal 2008. This increase was primarily attributable to a $268.9 million, or 27.7%, increase in retail segment net sales. Retail segment net sales for the nine months ended October 31, 2008 accounted for 93.5% of total net sales compared to 93.2% of net sales for the comparable period of fiscal 2008. Wholesale segment net sales, excluding net sales to our retail segment, increased $15.3 million, or 21.6%, to $86.1 million during the nine months ended October 31, 2008 compared to $70.8 million for the comparable period of fiscal 2008. The growth in our retail segment net sales was driven by a $126.8 million increase in new and non-comparable store net sales, a $51.8 million increase in direct-to-consumer net sales and an increase of $90.3 million in comparable store sales. Our total comparable store net sales increase of 11.2% was comprised of increases of 15.5% at Urban Outfitters, 6.6% at Anthropologie and 10.8% at Free People.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 78 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales increases for the first nine months of fiscal 2009 were primarily driven by increases in the number of transactions and the average unit retail prices per transaction which more than offset a decrease in the units per transaction. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites as our catalog circulation remained flat to the prior year. The increase in wholesale segment net sales was primarily driven by a 25.7% lift in sales to department stores and an increase in the average unit selling price to specialty stores.

Gross profit for the nine months ended October 31, 2008 increased to 40.8% of net sales or $540.6 million from 37.7% of net sales or $392.6 million for the comparable period in fiscal 2008. The increase is primarily due to reductions in merchandise markdowns, leveraging of store occupancy costs and improvement in initial merchandise cost.

Selling, general and administrative expenses during the nine months ended October 31, 2008 decreased to 22.9% of net sales compared to 23.8% of net sales for the comparable period in fiscal 2008. The decrease was primarily attributable to the leveraging of direct store controllable costs which were helped by the increase in comparable store sales. The savings in direct store controllable costs more than offset certain one-time pre-opening expenses related to the Terrain store launch and development expenses of the new Leifsdottir wholesale collection. Selling, general and administrative expenses during the nine month period increased 22.7% or $56.4 million to $304.3 million from $248.0 million in the comparable period in fiscal 2008. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 17.9% of net sales or $236.2 million during the nine months ended October 31, 2008 compared to 13.9% of net sales, or $144.6 million, for the comparable period in fiscal 2008.

Other income increased to $7.1 million during the nine months ended October 31, 2008 compared to $6.0 million for the comparable period in fiscal 2008. During the nine months ended October 31, 2009 other income was reduced by $2.9 million due to a one time write off of an auction rate investment.

Our tax rate increased to 34.7% of income before income taxes for the nine months ended October 31, 2008 from 29.2% of income before income taxes for the comparable period of fiscal 2008. The prior year’s favorable rate was primarily impacted by the receipt of one-time federal tax incentives for work performed on the development of our new home offices.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $424.4 million as of October 31, 2008, as compared to $373.7 million as of January 31, 2008 and $269.3 million as of October 31, 2007. Cash provided by operating activities was $124.9 million for the nine months ended October 31, 2008, versus $123.6 million for the comparable period in fiscal 2008. Cash used in investing activities for the nine months ended October 31, 2008 was $176.1 million, of which the primary use was for construction of new stores and purchases of marketable securities. Our net working capital was $373.0 million as of October 31, 2008 compared to $266.2 million at January 31, 2008 and $306.5 million as of October 31, 2007. Increases in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories, as well as the construction of our home offices at the Navy Yard in Philadelphia, PA, which was completed in fiscal 2007. We have also continued to invest in our direct-to-consumer efforts and in our European subsidiaries. Cash paid for property and equipment for the nine months ended October 31, 2008 and 2007 was $86.2 million and $84.2 million, respectively, and was primarily used to expand and support our store base. During fiscal 2009, we expect to open approximately 47 new stores, renovate certain existing stores, maintain a consistent catalog circulation, and purchase inventory for our stores and direct-to-consumer business at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2009 to approximate $120 million, which will be used primarily to expand our store base. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year.

During fiscal 2010 we may enter into one or more acquisitions or transactions related to the expansion of the Terrain brand.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions with 6,780,000 available as of October 31, 2008. During the nine months ended October 31, 2008 and October 31, 2007, no shares were repurchased.

Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2011.

On December 11, 2007, we renewed and amended our line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100.0 million at our discretion, subject to a seven day request period. As of October 31, 2008, the credit limit under the Line was $60.0 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the nine months ended October 31, 2008, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $40.2 million as of October 31, 2008. The available credit, including the accordion feature under the Line was $59.8 million as of October 31, 2008. We believe the renewed Line will satisfy our letter of credit needs through fiscal 2011.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2008, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, we have adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities (See Note 5, “Fair Value of Financial Assets and Financial Liabilities” in the notes to our condensed consolidated financial statements for additional information). We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of February 1, 2009.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2008 and 2007, our cash, cash equivalents and marketable securities consisted primarily of funds invested in tax-exempt municipal bonds rated AA or better, money market accounts, which bear interest at a variable rate, federal government agencies and auction rate securities (“ARS”) rated AA or better. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

A minority portion of our marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies. Our ARS had a fair value of $64.1 million as of October 31, 2008. Subsequent to the close of the current fiscal quarter, $56.1 million of ARS currently failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of the projected cash flows, credit rating and assessment of the credit quality of the underlying security, quoted market prices and valuation models we have determined that our auction rate securities approximate par value, and accordingly, we have not recorded any impairment. We have the ability to hold the investments until their maturity. As a result of the current illiquidity, we have reclassified $56.1 million of ARS from current assets under marketable securities to long term assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments. Subsequent to October 31, 2008 and as of this filing date an additional $4.5 million of ARS have been redeemed in full by the issuer and $6.4 million ARS have been sold at full original purchase price.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: December 10, 2008

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2008

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