Form 10-K
period 2009-01-31
URBAN OUTFITTERS INC
filed 2009-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 31, 2009

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $4,219,837,641.

The number of shares outstanding of the registrant’s common stock on March 26, 2009 was 167,729,688.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders.

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the worldwide economic downturn, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, potential difficulty liquidating certain marketable security investments and other risks identified in our filings with the SEC. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People and Terrain brands. We also operate a wholesale segment under the Free People and Leifsdottir brands. We have over 38 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbanoutfitters.com, www.anthropologie.com, www.freepeople.com and www.urbanoutfitters.co.uk, and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 27% over the past five years, with sales of approximately $1.8 billion in fiscal 2009.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge, Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We started doing business in Europe in 1998, with our first European store located in London. We opened our first Free People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002. We opened our first Terrain garden center in Glen Mills, Pennsylvania in April 2008.

In 1984 we established the Free People wholesale division to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. During the second quarter of fiscal 2009, we launched Leifsdottir, the wholesale division of our Anthropologie brand.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2009 ended on January 31, 2009.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,500 square feet of selling space, and typically carry an estimated 35,000 to 40,000 stock keeping units (“SKUs”). Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. In fiscal 2009, we circulated approximately 12 million Urban Outfitters catalogs in an effort to expand our distribution channels and increase brand awareness. We plan to maintain our circulation of approximately 12 million catalogs in fiscal 2010 and will continue to invest in web marketing initiatives. As of January 31, 2009, we operated 142 Urban Outfitters stores in North America and Europe, as well as the www.urbanoutfitters.com and www.urbanoutfitters.co.uk web sites and the Urban Outfitters catalog. We plan to open approximately 16 Urban Outfitters stores in fiscal 2010. Urban Outfitters’ North American and European store sales accounted for approximately 35.9% and 6.2% of consolidated net sales, respectively, for fiscal 2009.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,400 square feet of selling space, typically carry an estimated 40,000 to 45,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. During fiscal 2009, we circulated approximately 21.5 million catalogs and plan to decrease circulation to approximately 18.4 million catalogs in fiscal 2010. We plan to replace reduced circulation expenditures with investments in web marketing initiatives. As of January 31, 2009, we operated 121 Anthropologie stores in the United States, as well as the

www.anthropologie.com web site and the Anthropologie catalog. We plan to open approximately 16 Anthropologie stores in fiscal 2010 including our first Anthropologie store in Europe. Anthropologie’s store sales accounted for approximately 35.0% of consolidated net sales for fiscal 2009.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, accessories and gifts. Free People retail stores average approximately 1,400 square feet, carry up to 5,000 SKUs and are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. During fiscal 2009, we circulated approximately 6.7 million catalogs and plan to expand circulation to approximately 7.4 million catalogs in fiscal 2010. As of January 31, 2009, we operated 30 Free People stores in the United States, as well as the www.freepeople.com web site and the Free People catalog. We plan to open approximately 9 new Free People stores in fiscal 2010. Free People retail store sales accounted for approximately 1.8% of our consolidated net sales for fiscal 2009.

Terrain. Our Terrain concept was released as our fourth brand in fiscal 2008 and we opened our first store in Glen Mills, Pennsylvania, Terrain at Styers’, in April 2008. Our new concept is designed to appeal to men and women interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment, inspired by the ‘greenhouse’. Sites will be large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Our Terrain garden center operates approximately 20,000 square feet of enclosed selling space as well as approximately two acres of outdoor seasonal selling space used for live plants, accessories and outdoor furniture. Terrain also offers a variety of landscape and design service solutions. Terrain retail sales accounted for less than 1% of our consolidated net sales for fiscal 2009. We plan to open one new Terrain garden center in fiscal 2010.

Catalogs and Web Sites

Anthropologie offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores. During fiscal 2009, Anthropologie circulated approximately 21.5 million catalogs. We believe the catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to decrease circulation to approximately 18.4 million catalogs during fiscal 2010, and replace reduced circulation expenditures with investments in web marketing. We expect the number of catalogs circulated to be consistent over the next few years.

Anthropologie operates a web site, www.anthropologie.com, which accepts orders directly from customers. The web site captures the spirit of the store by offering a similar array of apparel, accessories and household and gift merchandise as found in the stores. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the traffic of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering select merchandise, most of which is also available in our Urban Outfitters stores. During fiscal 2009, Urban Outfitters circulated approximately 12 million catalogs. We believe the catalog has expanded our distribution channels and increased brand awareness. We plan to maintain circulation of approximately 12 million catalogs during fiscal 2010 and continue to further invest in web marketing initiatives. We expect the number of catalogs circulated to be consistent over the next few years.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. During fiscal 2009 Free People circulated approximately 6.7 million catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand circulation to approximately 7.4 million catalogs during fiscal 2010 and intend to increase the level of catalog circulation over the next few years.

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

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine those customers who respond to our catalog mailings. We also utilize the services of list rental companies to identify potential customers that will receive future catalogs.

Direct-to-consumer sales were approximately 14.9% of consolidated net sales for fiscal 2009.

Wholesale Segment

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,800 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and its own Free People stores. Free People currently sells its merchandise under our Free People and other labels. We also distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening of our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, which help us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles and Chicago. Free People wholesale sales accounted for approximately 5.8% of consolidated net sales for fiscal 2009.

In addition to selling its merchandise to specialty retailers, Free People wholesale also shares production sourcing with our retail segment. Free People employs its own senior and creative management staff, but shares business support services with the retail segment.

During the second quarter of fiscal 2009, we launched Leifsdottir, the Anthropologie brand’s wholesale division. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. We also distribute our Leifsdottir products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Leifsdottir products and will give us greater freedom in differentiating the presentation of our products and further strengthening our brand image. Leifsdottir presently maintains a wholesale sales and showroom facility in New York City, New York. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for fiscal 2009.

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

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including, in many stores, in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are often placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2009 were located in specialty retail centers, upscale street locations and enclosed shopping malls. We plan to implement a similar Anthropologie location expansion strategy in fiscal 2010.

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, bank and stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2009 were located in upscale street locations, specialty retail centers, and enclosed shopping malls. We plan to implement a similar Urban Outfitters location expansion strategy in fiscal 2010.

Our Free People retail stores opened to date are located in enclosed shopping malls, specialty retail centers and upscale street locations. We plan to implement a similar Free People location expansion strategy in fiscal 2010.

Our Terrain garden center is a free-standing location on ten acres of land with street-front view and access. We plan to open one Terrain location utilizing a similar venue in fiscal 2010.

Buying Operations

Maintaining a constant flow of fashionable merchandise for our retail segment is critically important to the ongoing performance of our stores and direct-to-consumer operations. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount and timing of products. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including internet music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, web sites and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings in our Anthropologie stores, web site and catalogs include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, web site and catalog offer a showcase for casual apparel, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our Terrain garden center offers lifestyle home and garden products combined with antiques, live plants and flowers. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores almost daily. The wide breadth of merchandise offered by our retail segment includes national third-party brands, as well as exclusive merchandise developed and designed internally by our brands. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Merchandise designed and developed by our brands generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts, each with a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical Urban Outfitters, Anthropologie and Terrain store includes a visual manager, several department managers and a full and part-time sales and visual staff. The staff of a typical Anthropologie store may also include a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. A Terrain garden center may also include merchandise care and maintenance staff. Our Free People retail stores include a store manager, a visual coordinator and full and part-time sales staff.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2009, we did business with approximately 7,700 vendors. No single vendor accounted for more than 10.0% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. A significant portion of merchandise purchased by our retail businesses is shipped directly to our 191,000 square foot distribution center in Lancaster County, Pennsylvania, which we own. This facility has an advanced computerized materials handling system and is approximately 65 miles from our home offices in Philadelphia. In March 2009 we began construction on an additional 100,000 square feet of distribution space at our Lancaster County, Pennsylvania distribution facility. We expect this expansion to be substantially complete in fiscal 2010.

In March 2005, we executed a long-term operating lease to utilize an additional 459,000 square foot fulfillment center located in Trenton, South Carolina. Currently, this facility houses the majority of merchandise distributed by our wholesale and direct-to-consumer channels. This building significantly expanded our fulfillment capacity and provides us with future opportunities for additional growth as it becomes necessary. This facility also utilizes a state-of-the-art and fully functional tilt tray sorter. The property currently accommodates all direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, customer contact operations and customer shipping. We believe this space and equipment allows us to maximize our fulfillment efficiency. We can expand this space as it pertains to the additional growth requirements of both our retail and wholesale businesses.

In fiscal 2008 we executed a long-term lease to utilize 175,500 square foot distribution center in Reno, Nevada, effectively relocating, expanding and bringing our west coast distribution service in-house. In March 2009 we executed an amendment to our long-term lease for an additional 39,000 square feet at this distribution center. This facility services our stores in the western United States at a favorable freight cost per unit, and provides faster turnaround from selected vendors. In addition, we have a distribution center in Essex, England, which is operated by a third party, to service our current and near-term needs for stores and direct-to-consumer operations in Europe.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line (DSL) network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for daily updates of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Free People and Urban Outfitters catalogs and retail web sites, maintain separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. We launched a new, more functional web platform during fiscal 2008 that has expanded capacity for additional traffic and sales through the web. The Free People wholesale segment uses a separate software system for customer service, order entry and allocations, production planning and inventory management. During fiscal 2007, we successfully completed installation of a new wholesale customer service system that provides significantly improved functionality and flexibility to help serve our customers. This system has the capability to handle additional workload related to increased order volume and will better suit us over the long term to meet the wholesale segment’s growth needs. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems.

During fiscal 2007, we also completed the upgrade of our existing point of sale platform at our North American locations. This upgrade included the replacement of our existing register software, replacement of registers and related hardware and the addition of radio frequency equipment to be utilized in the store receiving and operations areas. We believe this upgrade has allowed us to process customer transactions more quickly and efficiently, while reducing existing administration. We believe this initiative has also resulted in advanced flexibility and customer service in the areas of locating inventory and accessing the direct-to-consumer channel within our retail stores. This new platform establishes better long-term technology resources and provides the infrastructure that enabled Anthropologie to implement a customer relationship management system during fiscal 2008.

During fiscal 2009, we successfully completed a warehousing software system implementation for our wholesale segment at our Trenton, South Carolina fulfillment center. The new software provides significantly improved scalability and functionality aligning with our business growth needs. We believe this upgrade will support our growth needs for the long-term. During fiscal 2009, we also began phase one of a supply chain software implementation project.

Competition

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that our Urban Outfitters, Anthropologie, Free People and Terrain stores compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors.

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

Our Free People and Leifsdottir wholesale businesses compete with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have a wider distribution network. In addition, certain of our wholesale competitors have greater name recognition and financial and other resources.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including “Urban Outfitters”, “Anthropologie”, “Urban Renewal”, “Free People”, “Co-Operative”, “Ecote”, “4040 Locust”, “+. . . .”, “A Little Birdie Told Me”, “Allihop”, “BDG Guaranteed Tough”, “Bica Cheia”, “Brand: All-Son”, “Cartonnier”, “Character Hero”, “Charlie & Robin”, “Darling Blue”, “Deletta”, “Edmé & Esyllte”, “Elevenses”, “Ett Twå”, “Fairytales Are True”, “Featherbone”, “Field Flower”, “Fink”, “Floreat”, “Hand Knit by Dollie”, “Hawkings McGill”, “Hei-Hei”, “Hi-Brow”, “Idra”, “Kimchi & Blue”, “Knitted & Knotted”, “Laureate Lane”, “Lilka”, “Little Yellow Button”, “Lucky Penny”, “Maeve”, “Moulinette Soeurs”, “Nap Time”, “Odille”, “O’Hanlon Mills Carragn Kerry”, “Oiseau”, “Peasandqueues”, “Pure & Good”, “Ric-Rac”, “Salt Valley Western”, “Satu Field of Freesia”, “Satu Plum Nectar”, “Satu Vanilla Infusion”, “Shiny Pine”, “Silence & Noise”, “Sitwell”, “Sleeping on Snow”, “Sparkle & Fade”, “Sparrow”, “Standard Cloth Washington Street”, “Stapleford”, “Sunday Monday Tuesday Wednesday Thursday Friday Saturday”, “Taikonhu”, “Terrain at Styer’s”, “The Charmer”, “This Tree Needs You”, “UO”, and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2009, we employed approximately 12,500 people, approximately 44% of whom are full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work in the wholesale segment and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the retail segment and the wholesale segment. See Note 13, “Segment Reporting,” in the notes to our consolidated financial statements for additional information.

Financial Information about Geographical Areas

See Note 13, “Segment Reporting,” in the notes to our consolidated financial statements for information regarding net sales from domestic and foreign operations and long-lived assets.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have continued to deteriorate and may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect the number of specialty retail businesses and their ability to purchase merchandise from our wholesale segment. It is difficult to predict how long the current economic, capital and credit market conditions will continue and what impact they will have on our business.

We rely heavily on our ability to identify changes in fashion.

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. Our inability to effectively determine these changes may lead to higher seasonal inventory levels and a future need to increase markdowns to liquidate our inventory. Compared to our retail segment, our wholesale segment is more sensitive to changes in fashion trends because of longer lead times in the manufacture and sale of its apparel. Our fashion decisions constitute a material risk and may have an adverse effect on our financial condition and results of operations.

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

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Our Anthropologie and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors. Our Free People and Leifsdottir wholesale businesses compete with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings, many of whose products have wider distribution than ours. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to difficult economic conditions our competitors may force a markdown or promotional sales environment which could hurt our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

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

We operate four distribution facilities worldwide to support our retail and wholesale business segments in the United States, Western Europe and Canada, and for fulfillment of catalog and web site orders. The merchandise purchased for our United States and Canadian retail operation is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada while merchandise purchased for our direct-to-consumer and wholesale operations is shipped directly to our fulfillment center in Trenton, South Carolina. The merchandise purchased for our Western Europe retail and direct-to-consumer operations is shipped to Essex, England. If any of our distribution centers were to close for any reason, the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to re-open or replace the center.

We rely significantly on foreign sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war and acts of terrorism could adversely affect our business. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

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

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. In order to more effectively protect them from infringement and to defend against claims of infringement, the marks are owned by separate subsidiaries who are responsible for maintaining and managing existing and future marks, thereby increasing their value to the company. We are not aware of any valid claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and intellectual property of others. Also, others may assert rights in, or ownership of, trademarks and other intellectual property of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and/or otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on foreign sources of production” on page 9. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and web site orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

We may not be successful in introducing additional store concepts.

We may, from time to time, seek to develop and introduce new concepts or brands in addition to our existing Urban Outfitters, Anthropologie, Free People and Terrain brands. Our ability to succeed in these new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.

We may develop new store concepts through acquisitions and we may not be successful in integrating those acquisitions.

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

Risks associated with Internet sales

We sell merchandise over the Internet through our websites. Our Internet operations are subject to numerous risks, including reliance on third party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. There is no assurance that our Internet operations will continue to achieve sales and profitability growth.

Our investments in auction rate securities are subject to risks which may affect the liquidity of these investments and could cause an impairment charge.

Approximately 7% of our cash, cash equivalents and marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Historically, investments in ARS have been highly liquid, however, if an auction for the securities we own fails, the investments may not be readily convertible. Liquidity for ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with failed auctions will not be available until either a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process or the debt obligation reaches its maturity. Our ARS had a par value of $44.0 million and a fair value of $38.7 million as of January 31, 2009. As of January 31, 2009 all of our ARS have failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded a $5.3 million temporary impairment on our ARS as of January 31, 2009. To date, we have collected all interest receivable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. We have the ability to hold the ARS investments until their maturity. We cannot assure that further impairment to our ARS will not occur.

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

Our customer contact center is located in Trenton, South Carolina as part of our 459,000 square foot distribution center, and occupies approximately 16,000 square feet. Our office in Europe is located at 24 Market Place in London and occupies approximately 6,900 square feet of space. Our home offices and customer contact facilities are leased properties with varying lease term expirations through 2016. We own a 191,000 square foot distribution center in Lancaster County, Pennsylvania. In March 2009, we began construction to expand this space by approximately 100,000 square feet. During Fiscal Year 2008 we entered into an operating lease for a warehouse facility in Reno, Nevada. The facility is approximately 175,500 square feet and is primarily used to support our western United States stores. During Fiscal Year 2008 we invested approximately $6 million in equipment and other improvements for this location. The term of this lease is set to expire in 2017 with Company options to renew for up to an additional ten years. In March 2009, we executed an amendment to our original lease for an additional 39,000 square feet. Improvements to our home office and distribution facilities were necessary to adequately support our growth. We believe the expansion will support our growth for the next several years. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie, Free People and Terrain stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease at January 31, 2009, by Urban Outfitters, Anthropologie, Free People and Terrain was approximately 1,348,000, 895,000, 42,000 and 20,000, respectively. Terrain also utilizes two acres of outdoor space to sell seasonal, live plants, accessories and outdoor furniture. The average store selling square feet is approximately 9,500 for Urban Outfitters, 7,400 for Anthropologie and 1,400 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors. The following table shows the location of each of our existing retail stores, as of January 31, 2009:

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Arizona

Tempe

Tucson

Scottsdale

California

Berkeley

Burbank

Costa Mesa

Fresno

Glendale

Irvine

Los Angeles

Melrose Ave.

Cahuenga Blvd

Newport Beach

Pasadena

Rancho Cucamonga

Sacramento

Santa Cruz

San Diego

San Francisco

Powell St.

Fillmore St.

San José

San Luis Obispo

Santa Barbara

Santa Monica

Simi Valley

Studio City

Thousand Oaks

Torrance

Walnut Creek

Westwood

Colorado

Boulder

Denver

Lone Tree

Connecticut

New Haven

Florida

Jacksonville

Miami

Miami Beach

Orlando

Palm Beach Gardens

South Miami

Tampa

Georgia

Atlanta

Peachtree Rd.

Ponce DeLeon Ave

Savannah

Idaho

Boise

Illinois

Champaign

Chicago

Clark St.

North Rush St.

South State St.

Milwaukee Ave.

Evanston

Oak Brook

Schaumburg

Indiana

Bloomington

Kansas

Lawrence

Louisiana

Baton Rouge

New Orleans

Maryland

Baltimore

Massachusetts

Boston

Newbury St.

Faneuil Hall

Cambridge

Northampton

Michigan

Ann Arbor

East Lansing

Troy

Minnesota

Bloomington

Minneapolis

Missouri

Kansas City

St. Louis

Nebraska

Omaha

Nevada

Las Vegas

Desert Passage

Mandalay Bay

New Jersey

Montclair

Paramus

New Mexico

Albuquerque

New York

Cheektowaga

Garden City

New York

Chelsea

The East Side

Midtown

SoHo

Queens

The West Side

The Upper West Side

Brooklyn

North Carolina

Charlotte

Durham

Ohio

Cincinnati

Columbus

Westlake

Oregon

Portland

Tigard

Pennsylvania

Ardmore

King of Prussia

Philadelphia

Pittsburgh

University City

Rhode Island

Providence

South Carolina

Charleston

Texas

Austin

Dallas

Northpark Center

East Mockingbird Lane

Houston

University Blvd.

The Galleria

San Antonio

Spring

Utah

Salt Lake City

Vermont

Burlington

Virginia

McLean

Richmond

Washington

Seattle

Broadway East

Fifth Ave

University Way

Lynnwood

Washington D.C.

Chinatown

Georgetown

Wisconsin

Madison

Milwaukee

Canada

Kingston

Montréal

Catherine St.

St. Denis St.

Toronto

Yonge St.

Queen St.

Vancouver

West Edmonton

England

Birmingham

Bristol

Leeds

Liverpool

London

Kent

Kensington High St.

Oxford St.

Covent Garden

Manchester

Ireland

Dublin

Cecilia St.

Dundrum

Belfast

Scotland

Glasgow

Denmark

Copenhagen

Sweden

Stockholm

Belgium

Antwerp

Germany

Hamburg

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Huntsville

Arizona

Mesa

Scottsdale

Fashion Square

Kierland Commons

Tucson

California

Berkeley

Beverly Hills

Burlingame

Carlsbad

Carmel

Chula Vista

Corona

Corte Madera

Danville

El Segundo

Fresno

Glendale

Irvine

Los Angeles

Newport Beach

Pasadena

Palo Alto

Rancho Cucamonga

Roseville

San Diego

La Jolla Village

Fashion Valley

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

Annapolis

Rockville

Towson

Massachusetts

Boston

Burlington

Chestnut Hill

Natick

Michigan

Birmingham

Troy

Minnesota

Maple Grove

Minneapolis

Mississippi

Ridgeland

Missouri

Kansas City

St. Louis

Nebraska

Omaha

Nevada

Henderson

Las Vegas

New Jersey

Edgewater

North Brunswick

Princeton

Short Hills

Shrewsbury

Woodcliff Lake

New Mexico

Albuquerque

New York

Garden City

Greenvale

New York

Union Square

SoHo

Rockefeller Center

White Plains

North Carolina

Charlotte

Northlake Mall SouthPark Mall

Greensboro

Ohio

Cincinnati

Columbus

Woodmere

Oregon

Portland

Tigard

Pennsylvania

Glen Mills

Philadelphia

Pittsburgh

Wayne

South Carolina

Myrtle Beach

Tennessee

Nashville

Texas

Austin

Dallas

Highland Park Village

NorthPark Center

Houston

Plano

San Antonio

Southlake

Spring

Utah

Salt Lake City

Virginia

McLean

Reston

Richmond

Washington

Seattle

Fifth Ave.

University Village

Washington D.C.

Georgetown

Wisconsin

Madison

Milwaukee

Free People Stores

LOCATION	LOCATION	LOCATION

California

Cahuenga

Carlsbad

Canoga Park

Glendale

Los Angeles

Palo Alto

San Antonio

Santa Monica

Torrance

Walnut Creek

Connecticut

Greenwich

Illinois

Chicago

1464 N. Milwaukee Ave.
1401 N. Milwaukee Ave.

	New Jersey Paramus Short Hills New York Brooklyn Garden City New York Fifth Ave. Third Ave. Oregon Portland Pennsylvania Ardmore King of Prussia	Massachusetts Boston Burlington Texas Austin Dallas Virginia Arlington McLean Washington Bellevue Seattle
Terrain Garden Center
LOCATION
Pennsylvania Glen Mills

In addition to the stores listed above, Leifsdottir, the Anthropologie brand’s new wholesale concept, operates a wholesale sales and showroom facility in New York City that is leased through the year 2014. Free People also operates wholesale sales and showroom facilities in New York City, Los Angeles and Chicago which are leased through 2017, 2010 and 2009 respectively.

Item 3. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009, through the solicitation of proxies or otherwise.

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

Market Information

	High	Low
Fiscal 2009
Quarter ended April 30, 2008	$34.64	$26.67
Quarter ended July 31, 2008	$34.30	$28.82
Quarter ended October 31, 2008	$37.20	$18.61
Quarter ended January 31, 2009	$22.31	$12.82

Fiscal 2008
Quarter ended April 30, 2007	$27.57	$24.04
Quarter ended July 31, 2007	$27.11	$19.41
Quarter ended October 31, 2007	$25.27	$20.20
Quarter ended January 31, 2008	$29.00	$23.92

Holders of Record

On March 26, 2009 there were 102 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The following tables and graph compare the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning February 1, 2004 and ending January 31, 2009, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending January 31.

Company / Index	Base Period Jan-04	INDEXED RETURNS Years Ended
		Jan-05	Jan-06	Jan-07	Jan-08	Jan-09
Urban Outfitters, Inc.	$100	$207.80	$269.80	$241.05	$286.49	$153.91
S&P 500	100	106.23	117.26	134.28	131.17	80.50
S&P 500 Apparel Retail	$100	$121.05	$114.76	$132.03	$126.27	$64.41

Equity Compensation Plan Information

The following table shows the status of securities under the Company’s stock incentive plans as of January 31, 2009:

	EQUITY COMPENSATION PLAN
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Shares, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Restricted Shares, Warrants and Rights		No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Referenced in Column (A))
Plan Category	(A)		(B)		(C)
Equity Compensation Plans Approved by Security Holders:
Securities	11,114,618	(1)	$19.64	(2)	11,219,150
Equity Compensation Plans not Approved by Security Holders:	—		—		—

Total	11,454,250		$19.64		11,219,150

(1)	Includes stock options and two performance stock unit awards. Amounts are subject to adjustment to reflect any stock dividend, stock split, share consideration or similar change in our capitalization.
(2)	Weighted average exercise price does not take into account performance stock unit awards.

Item 6. Selected Financial Data

The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated income statement and balance sheet data for each of the five fiscal years presented below is derived from our consolidated financial statements. The data presented below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the related notes thereto, which appear elsewhere in this report.

	Fiscal Year Ended January 31,
	2009	2008	2007	2006	2005
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$1,834,618	$1,507,724	$1,224,717	$1,092,107	$827,750
Gross profit	713,478	576,772	451,921	448,606	338,750
Income from operations	299,435	224,945	163,989	207,699	148,366
Net income	199,364	160,231	116,206	130,796	90,489
Net income per common share—basic	$1.20	$0.97	$0.71	$0.80	$0.56
Weighted average common shares outstanding—basic	166,793,062	165,305,207	164,679,786	163,717,726	161,419,898
Net income per common share—diluted	$1.17	$0.94	$0.69	$0.77	$0.54
Weighted average common shares outstanding—diluted	170,860,605	169,640,585	168,652,005	169,936,041	167,303,450

Balance Sheet Data:
Working capital	$483,252	$266,232	$231,087	$251,675	$189,597
Total assets	1,329,009	1,142,791	899,251	769,205	556,684
Total liabilities	275,234	289,360	223,968	208,325	154,440
Capital lease obligations	—	—	—	—	60
Total shareholders’ equity	$1,053,775	$853,431	$675,283	$560,880	$402,244

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments: A leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People wholesale division and Leifsdottir, Anthropologie’s recently launched wholesale division. Free People wholesale designs, develops and markets young women’s contemporary casual apparel. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel.

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least one full fiscal year prior to fiscal 2009, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and website related sales and foreign currency translation adjustments are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume, as discussed in our results of operations, may correlate to changes in customer traffic. Transaction volume changes may be caused by a combination of response to our brands’ fashion offerings, our web advertising, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2009 ended on January 31, 2009. The comparable store net sales data presented in this discussion is calculated based on the net sales of all stores open at least 12 full months at the beginning of the period for which such data is presented.

Our historical and long-term goal is to achieve a net sales compounded annual growth rate of 20% or better through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of January 31, 2009, we operated 142 Urban Outfitters stores of which 118 are located in the United States, 7 are located in Canada and 17 are located in Europe. During fiscal 2009, we opened 20 new Urban Outfitters stores, 12 of which are located within the United States, 3 of which are located in Canada, and 5 of which are located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 35.9% and 6.2% of consolidated net sales, respectively, for fiscal 2009.

We operated 121 Anthropologie stores as of January 31, 2009, all of which are located in the United States. During fiscal 2009 we opened 13 new Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, including opening Anthropologie stores in Europe. Anthropologie’s store sales accounted for approximately 35.0% of consolidated net sales for fiscal 2009.

We operated 30 Free People stores as of January 31, 2009, all of which are located in the United States. During fiscal 2009 we opened 15 new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s retail sales accounted for approximately 1.8% of consolidated net sales for fiscal 2009.

We operated one Terrain garden center as of January 31, 2009, which is located in Glen Mills, Pennsylvania. Terrain is our newest store concept designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design services. Terrain’s sales accounted for less than 1% of consolidated net sales for fiscal 2009.

For all brands combined, we plan to open approximately 42 new stores during fiscal 2010, including approximately 9 new Free People stores and one new Terrain garden center. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores. During fiscal 2009, we circulated approximately 21.5 million catalogs and believe that our catalogs have been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to decrease circulation to approximately 18.4 million catalogs during fiscal 2010 and replace the reduced circulation spend with further investments in web marketing. We expect catalog circulation to be consistent over the next few years.

Anthropologie operates a web site, www.anthropologie.com, that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar array of apparel, accessories, household and gift merchandise as found in the stores. As with our catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

In March 2003, Urban Outfitters introduced a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2009, we circulated approximately 12 million Urban Outfitters catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to maintain circulation of approximately 12 million catalogs during fiscal 2010 and continue to further invest in web marketing initiatives. We expect catalog circulation to be consistent over the next few years.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. During fiscal 2009, Free People circulated approximately 6.7 million catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand catalog circulation to approximately 7.4 million catalogs during fiscal 2010 and intend to increase the level of catalog circulation over the next few years.

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

Direct-to-consumer sales were approximately 14.9% of consolidated net sales for fiscal 2009.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,800 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 5.8% of consolidated net sales for fiscal 2009.

During the second quarter of fiscal 2009, we launched Leifsdottir, the Anthropologie brand’s wholesale division. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for fiscal 2009.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 of our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be recorded in the future. As of January 31, 2009 and 2008, reserves for estimated sales returns in-transit totaled $7.5 million and $6.8 million, representing 2.7% and 2.3% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that we have both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as ARS that fail at auction and do not liquidate under normal course are classified as long term assets, any successful auctions would be classified as current assets. Marketable securities as of January 31, 2009 and 2008 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. The majority of inventory at January 31, 2009 and 2008 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Net inventories as of January 31, 2009 and January 31, 2008 totaled $169.7 million and $171.9 million, representing 12.8% and 15.0% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on the market value of our physical inventories, cycle counts and recent historical trends. Our physical inventories for fiscal 2009 were performed as of June 2008 and January 2009. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, furniture and fixtures and buildings, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2009 and January 31, 2008 totaled $505.4 million and $488.9 million, respectively, representing 38.0% and 42.8% of total assets, respectively.

In assessing potential impairment of our store related assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be measurable within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2009, 2008 and 2007, write-downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations in fiscal 2009.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of January 31, 2009 and January 31, 2008 totaled $46.3 million and $35.0 million, respectively, representing 3.5% and 3.1% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the consolidated statement of income.

We increased valuation allowances to $1.4 million as of January 31, 2009 from $1.2 million as of January 31, 2008. This increase occurred based on evidence of our ability to generate sufficient future taxable income in certain foreign jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	61.1	61.7	63.1

Gross profit	38.9	38.3	36.9
Selling, general and administrative expenses	22.6	23.3	23.5

Income from operations	16.3	15.0	13.4
Interest income	0.6	0.6	0.5
Other income	—	—	—
Other expenses	—	—	—

Income before income taxes	16.9	15.6	13.9
Income tax expense	6.0	4.9	4.4

Net income	10.9%	10.7%	9.5%

Period over Period Change:
Net sales	21.7%	23.1%	12.1%
Gross profit	23.7%	27.6%	0.7%
Income from operations	33.1%	37.2%	(21.0)%
Net income	24.4%	37.9%	(11.2)%

Fiscal 2009 Compared to Fiscal 2008

Net sales in fiscal 2009 increased by 21.7% to $1.83 billion, from $1.51 billion in the prior fiscal year. The $327 million increase was primarily attributable to a $311 million or 22.0% increase, in retail segment sales. Our wholesale segment contributed $16 million to this increase for fiscal year 2009 as Free People wholesale net sales increased $13 million or 13.4%, excluding sales to our retail segment, and Leifsdottir contributed $3 million. The growth in our retail segment sales during fiscal 2009 was driven by an increase of $156 million in non-comparable and new store net sales, an increase in direct-to-consumer net sales of $67 million or 32.4%, an increase to comparable store net sales of $88 million or 7.8%. The increase in comparable store net sales was comprised of 3.4%, 4.1% and 11.9% increases at Anthropologie, Free People and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 49 new stores in fiscal 2009 and 38 new stores in fiscal 2008 that were considered non-comparable during fiscal 2009. Comparable store net sales increases were primarily the result of increases in average unit sales prices and increases in transactions resulting from an increased response to our merchandise offerings. These increases more than offset a slight decrease in the number of units sold per transaction. Thus far during fiscal 2010 total Company sales are less than the same period in the prior year and our comparable store sales trend has declined from our most recently completed quarter. Direct-to-consumer net sales in fiscal year 2009 increased over the prior year primarily due to increased traffic to our web sites, which more than offset minor decreases in conversion rate and average order value. Circulation modestly increased by 688,000 catalogs or 1.7%. The increase in Free People wholesale net sales was driven by increased average unit sale prices and increased transactions.

Gross profit rates in fiscal 2009 increased to 38.9% of net sales or $713 million from 38.3% of net sales or $577 million in fiscal 2008. This improvement is primarily due to leveraging of our store occupancy expenses and improvements in our initial merchandise margins which are partially offset by adjustments to record anticipated markdowns during the fourth quarter of fiscal 2009. Total inventories at January 31, 2009 decreased by 1.3% to $170 million from $172 million in the prior fiscal year. The decrease is primarily due to a 13% decrease in comparable store inventory which more than offset additions to inventories for new and non-comparable stores.

Selling, general and administrative expenses during fiscal 2009 decreased to 22.6% of net sales versus 23.3% of net sales for fiscal 2008. The rate reduction is primarily due to controlling selling and store support related expenses in addition to lower corporate expenses resulting from non-recurring legal fees incurred in the prior year. Selling, general and administrative expenses in fiscal 2009 increased to $414 million from $352 million in the prior fiscal year. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 16.3% of net sales or $299 million for fiscal 2009 compared to 15.0% of net sales or $225 million for fiscal 2008.

Our annual effective income tax rate increased to 35.6% of income for fiscal 2009 compared to 31.6% of income for fiscal 2008. The increase in this year’s tax rate is due to the prior year’s annual effective tax rate being favorably impacted by the receipt of one-time federal tax incentives for work performed on the development of our new home offices. See Note 8 “Income Taxes” in our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate. We expect the tax rate for fiscal year 2010 to be similar to fiscal year 2009.

Fiscal 2008 Compared to Fiscal 2007

Net sales in fiscal 2008 increased by 23.1% to $1.51 billion, from $1.22 billion in the prior fiscal year. The $283 million increase was primarily attributable to a $263 million or 22.8% increase, in retail segment sales. Our wholesale segment contributed $20 million as Free People wholesale net sales increased 27.3%, excluding sales to our retail segment. The growth in our retail segment sales during fiscal 2008 was driven by an increase of $162 million or 42.8% in non-comparable and new store net sales, an increase in direct-to-consumer net sales of $52 million or 33.8% and an increase to comparable store net sales of $49 million or 5.5%. The increase in comparable store net sales was comprised of 12.8% and 18.4% increases at Anthropologie and Free People, respectively which more than offset a comparable store net sales decrease of 0.9% for fiscal year 2008 at Urban Outfitters.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $521 million as of January 31, 2009 as compared to $374 million as of January 31, 2008 and $222 million as of January 31, 2007. The increase in cash, cash equivalents and marketable securities during fiscal 2009 occurred primarily as a result of adding $252 million from cash provided by operating activities, which primarily consists of net income. Cash used in investing activities for fiscal 2009 was $57 million of which $113 million was used for construction of new stores and was partially offset by the net activity of marketable securities. Cash from financing activities in fiscal 2009 of $22 million was related to exercises of stock options and related tax benefits on stock option exercises. Our working capital for fiscal years 2009, 2008 and 2007 was $483 million, $266 million and $231 million, respectively. The changes in working capital primarily relate to changes to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses and in our European subsidiaries. Cash paid for property and equipment, net of tenant improvement allowances included in deferred rent for fiscal 2009, 2008 and 2007 were $109 million, $92 million and $193 million respectively, and were primarily used to expand and support our store base. In fiscal 2007, we substantially completed the construction of our home offices at the Navy Yard resulting in an additional $82 million of cash paid for property and equipment. During fiscal 2010, we plan to construct and open approximately 42 new stores, renovate certain existing stores, expand our Lancaster County, Pennsylvania and Reno, Nevada distribution centers, decrease our catalog circulation by approximately 2 million catalogs to approximately 38 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to decrease the level of capital expenditures during fiscal 2010 to approximately $110 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. Improvements to our home office and distribution facilities were necessary to adequately support our growth.

During fiscal 2010, we may enter into one or more acquisitions or transactions related to the expansion of the Terrain brand or other new concepts. We do not anticipate that these acquisitions or transactions individually or in the aggregate will be material.

During fiscal 2010, we plan on substantially completing a 100,000 square foot addition to our Lancaster, Pennsylvania distribution facility. This facility primarily serves our midwest and east coast stores. We believe this expansion will support our growth for the next several years.

During fiscal 2008, we entered into an operating lease for a warehouse facility in Reno, Nevada to support our western United States stores. The facility is approximately 176,000 square feet and the term of the lease is set to expire in 2017 with our option to renew for up to an additional 10 years. During fiscal 2008, we invested approximately $6.3 million in equipment and other improvements for this location. In March 2009, we executed a lease for an additional 39,000 square feet of warehouse space at our Reno, Nevada facility. We believe this expansion will support our growth for the next several years.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the fiscal year ended January 31, 2007, we repurchased and subsequently retired 1,220,000 shares at a cost of approximately $21 million. No shares were repurchased during fiscal 2008 or fiscal 2009.

On December 11, 2007, we renewed and amended our line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100.0 million at our discretion, subject to a seven day request period. As of January 31, 2009, the credit limit under the Line was $60.0 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $35.1 million as of January 31, 2009. The available credit, including the accordion feature under the Line was $64.9 million as of January 31, 2009. We believe the renewed Line will satisfy our letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition does not affect the original line agreement.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments as of January 31, 2009:

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,086,186	$132,497	$392,548	$232,231	$328,910
Purchase orders (2)	302,961	302,961	—	—	—
Construction contracts (3)	1,684	1,684	—	—	—
FIN 48 liability	381	381	—	—	—

Total contractual obligations	$1,391,212	$437,523	$392,548	$232,231	$328,910

The contractual obligations table excludes our FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) liability of $10.7 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. This amount was classified as a long-term liability in our consolidated balance sheet as of January 31, 2009. The $0.4 million FIN 48 liability was classified as a current liability in the Company’s consolidated balance sheet as of January 31, 2009 and is shown in the above table.

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are seven locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these seven locations was approximately $1.1 million for fiscal 2009. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our best estimate of the future payments for these locations. Amounts noted above include commitments for 34 executed leases for stores not opened as of January 31, 2009.

(2)	Our merchandise commitments are cancellable with no or limited recourse available to the vendor until merchandise shipping date.
(3)	Includes store construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (1)	$32,969	$32,969	$—	$—	$—
Standby letters of credit	2,170	2,170	—	—	—

Total commercial commitments	$35,139	$35,139	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three years ended January 31, 2009, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations”, which requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We do not expect the application of SFAS No. 141R to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective February 1, 2008, we adopted SFAS No. 159 and have elected to not apply the provisions of SFAS No. 159 to report certain of our assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain non-financial assets and certain non-financial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, we have adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities (see Note 4). We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of February 1, 2009.

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

	Fiscal 2009 Quarter Ended
	April 30, 2008	July 31, 2008	Oct. 31, 2008	Jan. 31, 2009
	(dollars in thousands, except per share data)
Net sales	$394,292	$454,295	$477,953	$508,078
Gross profit	158,680	186,510	195,396	172,892
Net income	42,557	56,988	59,274	40,545
Net income per common share—basic	0.26	0.34	0.35	0.24
Net income per common share—diluted	0.25	0.33	0.35	0.24

As a Percentage of Fiscal Year:
Net sales	21%	25%	26%	28%
Net income	21%	29%	30%	20%

	Fiscal 2008 Quarter Ended
	April 30, 2007	July 31, 2007	Oct. 31, 2007	Jan. 31, 2008
	(dollars in thousands, except per share data)
Net sales	$314,544	$348,449	$379,320	$465,411
Gross profit	112,615	130,027	149,938	184,192
Net income	29,367	31,866	45,382	53,616
Net income per common share—basic	0.18	0.19	0.27	0.32
Net income per common share—diluted	0.17	0.19	0.27	0.32

As a Percentage of Fiscal Year:
Net sales	21%	23%	25%	31%
Net income	18%	20%	28%	34%

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2009 the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, tax-exempt municipal bonds rated A or better, Federal Government Agencies, FDIC insured corporate bonds and auction rate securities rated A or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would normally not impact the fair market value of the related underlying instruments.

Approximately 7% of our cash, cash equivalents and marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. The Company’s ARS had a par value of $44.0 million and a fair value of $38.7 million as of January 31, 2009. As of January 31, 2009, all of the ARS held by the Company failed to liquidate at auction due to lack of market demand. As of January 31, 2008, the Company had $95.2 million of par and fair value ARS. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until either a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded a $5.3 million temporary impairment on our ARS as of January 31, 2009. To date, we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. We have the ability to hold the investments until their maturity. As a result of the current illiquidity, the Company has classified all ARS as long term assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results of Operations and from pages F-1 through F-31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

The effectiveness of internal control over financial reporting as of January 31, 2009 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 39 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated March 31, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 31, 2009

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	61	Chairman of the Board of Directors and President
John E. Kyees	62	Chief Financial Officer
Glen A. Bodzy	56	General Counsel and Secretary
Glen T. Senk	52	Director and Chief Executive Officer
Tedford G. Marlow	57	President, Urban Outfitters Brand
Robert Ross	40	Executive Director of Finance
Freeman M. Zausner	61	Chief Administrative Officer
Margaret Hayne	51	President, Free People
Scott A. Belair (2)(3)	61	Director
Harry S. Cherken, Jr. (1)	59	Director
Joel S. Lawson III (2)(3)	61	Director
Robert H. Strouse (1)(2)(3)	60	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since the Company’s incorporation in 1976. Margaret Hayne, President of Free People, is Mr. Hayne’s spouse.

Mr. Kyees joined Urban Outfitters in November 2003. He is a 33-year veteran in the retail industry with Chief Financial Officer (“CFO”) roles at several retailers. Mr. Kyees formerly held the position as CFO and Chief Administrative Officer for bebe stores, Inc., a retail chain headquartered in San Francisco, from March 2002 through November 2003. Prior to joining bebe, Mr. Kyees served as CFO for Skinmarket, a startup teenage cosmetic retailer, from March 2000 through March 2002. Mr. Kyees was also CFO for HC Holdings from December 1997 through March 2000. From May 1997 through December 1997, Mr. Kyees was CFO for Ashley Stewart and from November 1984 through January 1997 Mr. Kyees was CFO for Express, which was a division of The Limited Brands, Inc.

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

Mr. Marlow has served as President, Urban Outfitters Brand since July 2001. Prior to joining the Company, for the period from September 2000 to July 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development, Production and Marketing at Chicos FAS, Inc., a clothing retailer. Previously, he was Senior Vice President at Saks Fifth Avenue from November 1998 to September 2000, where he was responsible for all Saks Fifth Avenue private brand product development. From January 1995 to November 1998, Mr. Marlow served as President and Chief Executive Officer of Henri Bendel, a division of The Limited Brands, Inc.

Mr. Ross joined Urban Outfitters in October 1997 and assumed responsibility for the Controller position in early 1999 and was promoted to Executive Director of Finance in fiscal year 2009. Prior to joining the Company, Mr. Ross had been the Controller for American Appliance, Inc., a northeast regional appliance retail chain. Previous to his 15-year tenure in the retail industry, Mr. Ross worked in the public accounting sector in audit and advisory services. Mr. Ross obtained his CPA license in 1994.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990. Mr. Zausner retired from the Company in 1996.

Mrs. Hayne joined Urban Outfitters in August 1982. She is a 33-year veteran of the retail and wholesale industry and has served as President of Free People since March 2007. Mr. Hayne, the Chairman of the Board of Directors and President, is Mrs. Hayne’s husband.

Mr. Belair co-founded Urban Outfitters in 1970 and has been a director since its incorporation in 1976. He has served as Principal of The ZAC Group, a financial advisory firm, during the last eighteen years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc. (HCBK), and Hudson City Savings Bank, the nation’s largest S&L institution by market capitalization.

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984 and until January 2007 served as Co-Chair of its Real Estate Group.

Mr. Lawson, a director since 1985, is an independent consultant and private investor. From November 2001 until November 2003, he also served as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly-owned subsidiary of FleetBoston Financial Corporation in March 2001.

Mr. Strouse, a director since 2002, serves as President of Wind River Holdings, L.P. Wind River oversees a diversified group of privately owned industrial, service and real estate businesses.

Code of Conduct and Ethics

We have had a written code of conduct for a number of years. Our Code of Conduct and Ethics applies to our Directors and employees, including our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of our confidential information, accepting gifts and business courtesies, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code of Conduct and Ethics is available on our website at www.urbanoutfittersinc.com. We intend to post any amendments to our Code of Conduct and Ethics on our website and also to disclose any waivers (to the extent applicable to the Company’s President, Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on a Form 8-K within the prescribed time period.

Section 16(a). Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2004.

10.2	First Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

10.3	Second Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on March 28, 2008.

10.4+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2005.

10.5+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.6+	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.

Exhibit Number	Description
10.7+	2000 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

10.8+	2008 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008

10.9+	Urban Outfitters Executive Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2009	By:	/s/ GLEN T. SENK
Glen T. Senk
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne	Chairman of the Board, President and Director	April 1, 2009

/s/ JOHN E. KYEES John E. Kyees (Principal Financial Officer)	Chief Financial Officer	April 1, 2009

/s/ ROBERT ROSS Robert Ross (Principal Accounting Officer)	Executive Director of Finance	April 1, 2009

/s/ GLEN T. SENK Glen T. Senk (Principal Executive Officer)	Chief Executive Officer and Director	April 1, 2009

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 1, 2009

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 1, 2009

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 1, 2009

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 1, 2009

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 31, 2009

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$316,035	$105,271
Marketable securities	49,948	80,127
Accounts receivable, net of allowance for doubtful accounts of $1,229 and $966, respectively	36,390	26,365
Inventories	169,698	171,925
Prepaid expenses and other current assets	46,412	46,238
Deferred taxes	5,919	3,684

Total current assets	624,402	433,610

Property and equipment, net	505,407	488,889
Marketable securities	155,226	188,252
Deferred income taxes and other assets	43,974	32,040

Total Assets	$1,329,009	$1,142,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,955	$74,020
Accrued compensation	11,975	10,128
Accrued expenses and other current liabilities	66,220	83,230

Total current liabilities	141,150	167,378
Deferred rent and other liabilities	134,084	121,982

Total Liabilities	275,234	289,360

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 167,712,088 and 166,104,615 issued and outstanding, respectively	17	17
Additional paid-in capital	170,166	144,204
Retained earnings	901,339	701,975
Accumulated other comprehensive (loss) income	(17,747)	7,235

Total Shareholders’ Equity	1,053,775	853,431

Total Liabilities and Shareholders’ Equity	$1,329,009	$1,142,791

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2009	2008	2007
Net sales	$1,834,618	$1,507,724	$1,224,717
Cost of sales, including certain buying, distribution and occupancy costs	1,121,140	930,952	772,796

Gross profit	713,478	576,772	451,921
Selling, general and administrative expenses	414,043	351,827	287,932

Income from operations	299,435	224,945	163,989
Interest income	11,504	9,390	6,531
Other income	694	575	353
Other expenses	(2,143)	(515)	(715)

Income before income taxes	309,490	234,395	170,158
Income tax expense	110,126	74,164	53,952

Net income	$199,364	$160,231	$116,206

Net income per common share:
Basic	$1.20	$0.97	$0.71

Diluted	$1.17	$0.94	$0.69

Weighted average common shares outstanding:
Basic	166,793,062	165,305,207	164,679,786

Diluted	170,860,605	169,640,585	168,652,005

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Compre- hensive Income	Common Shares		Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
		Number of Shares	Par Value
Balances as of February 1, 2006		164,831,477	$16	$138,050	$(3,905)	$426,190	$528	$560,880
Net income	$116,206	—	—	—	—	116,206	—	116,206
Foreign currency translation	3,614	—	—	—	—	—	3,614	3,614
Unrealized gains on marketable securities, net of tax	142	—	—	—	—	—	142	142

Comprehensive income	$119,962

Share-based compensation		—	—	3,497	—	—	—	3,497
Unearned compensation reclass		—	—	(3,905)	3,905	—	—	—
Exercise of stock options		1,375,986	1	6,350	—	—	—	6,351
Tax effect of share exercises		—	—	5,394	—	—	—	5,394
Share Repurchase		(1,220,000)	—	(20,801)	—	—	—	(20,801)

Balances as of January 31, 2007		164,987,463	17	128,586	—	542,396	4,284	675,283
Net income	$160,231	—	—	—	—	160,231	—	160,231
Foreign currency translation	703	—	—	—	—	—	703	703
FIN48 adjustment	—	—	—	—	—	(652)	—	(652)
Unrealized gains on marketable securities, net of tax	2,248	—	—	—	—	—	2,248	2,248

Comprehensive income	$163,182

Share-based compensation		—	—	3,277	—	—	—	3,277
Exercise of stock options		1,117,152	—	5,000	—	—	—	5,000
Tax effect of share exercises		—	—	7,341	—	—	—	7,341

Balances as of January 31, 2008		166,104,615	17	144,204	—	701,975	7,235	853,431
Net income	$199,364	—	—	—	—	199,364	—	199,364
Foreign currency translation	(19,866)	—	—	—	—	—	(19,866)	(19,866)
Unrealized losses on marketable securities, net of tax	(5,116)	—	—	—	—	—	(5,116)	(5,116)

Comprehensive income	$174,382

Share-based compensation		—	—	3,637	—	—	—	3,637
Exercise of stock options		1,607,473	—	8,891	—	—	—	8,891
Tax effect of share exercises		—	—	13,434	—	—	—	13,434

Balances as of January 31, 2009		167,712,088	$17	$170,166	$—	$901,339	$(17,747)	$1,053,775

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$199,364	$160,231	$116,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,949	70,017	55,713
Provision for deferred income taxes	(9,351)	(2,782)	(4,959)
Excess tax benefit of share–based compensation	(13,434)	(7,341)	(5,394)
Share-based compensation expense	3,637	3,277	3,497
Loss on disposition of property and equipment, net	61	317	1,393
Changes in assets and liabilities:
Receivables	(10,726)	(5,462)	(6,371)
Inventories	(272)	(17,430)	(13,416)
Prepaid expenses and other assets	9,210	(22,441)	6,848
Accounts payable, accrued expenses and other liabilities	(8,868)	75,967	33,600

Net cash provided by operating activities	251,570	254,353	187,117

Cash flows from investing activities:
Cash paid for property and equipment	(112,553)	(115,370)	(212,029)
Cash paid for marketable securities	(809,039)	(293,633)	(182,653)
Sales and maturities of marketable securities	864,685	220,101	193,274

Net cash used in investing activities	(56,907)	(188,902)	(201,408)

Cash flows from financing activities:
Exercise of stock options	8,891	5,000	6,351
Excess tax benefit of stock option exercises	13,434	7,341	5,394
Share repurchases	—	—	(20,801)

Net cash provided by (used in) financing activities	22,325	12,341	(9,056)

Effect of exchange rate changes on cash and cash equivalents	(6,224)	212	702

Increase (decrease) in cash and cash equivalents	210,764	78,004	(22,645)
Cash and cash equivalents at beginning of period	105,271	27,267	49,912

Cash and cash equivalents at end of period	$316,035	$105,271	$27,267

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$115,040	$70,765	$52,535

Non-cash investing activities—Accrued capital expenditures	$6,561	$6,645	$14,618

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, three catalogs and four web sites. As of January 31, 2009 and 2008, the Company operated 294 and 245 stores, respectively. Stores located in the United States totaled 270 as of January 31, 2009 and 229 as of January 31, 2008. Operations in Europe and Canada included 17 stores and 7 stores as of January 31, 2009, respectively and 12 stores and 4 stores as of January 31, 2008, respectively. In addition, the Company’s wholesale segment sold and distributed apparel to approximately 1,800 better specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2009 ended on January 31, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2009 and 2008, cash and cash equivalents included cash on hand, cash in banks and money market accounts. A significant portion of the Company’s cash held in money market accounts is insured under the Federal Government’s Troubled Assets Relief Program (“TARP”).

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as ARS that fail at auction and do not liquidate under normal course are classified as long term assets, any successful auctions would be classified as current assets. Marketable securities as of January 31, 2009 and 2008 were classified as available-for-sale.

Approximately 7% of the Company’s cash, cash equivalents and marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. The Company’s ARS had a fair value of $38.7 million as of January 31, 2009 and $95.2 million as of January 31, 2008. As of and subsequent to the end of the current fiscal year, all of the ARS held by the Company failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming illiquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, the Company has recorded $5.3 million of temporary impairment on its ARS as of January 31, 2009. To date the Company has collected all interest receivable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company has the ability to hold the investments until their maturity. As a result of the current illiquidity, the Company has classified all ARS as long term assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

The Company also includes disclosure about its investments that are in an unrealized loss position for which other-than-temporary impairments have not been recognized in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments”.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2009, 2008 and 2007 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2009	$966	$4,375	$(4,112)	$1,229
Year ended January 31, 2008	$849	$2,628	$(2,511)	$966
Year ended January 31, 2007	$445	$2,192	$(1,788)	$849

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2009 and 2008 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

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

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2009.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Rent

Rent expense from leases is recorded on a straight-line basis over the lease period. The net excess of rent expense over the actual cash paid is recorded as deferred rent. In addition, certain store leases provide for contingent rentals when sales exceed specified break-point levels that are weighted based upon historical cyclicality. For leases where achievement of these levels is considered probable based on cumulative lease year revenue versus the established breakpoint at any given point in time, contingent rent is accrued. This is expensed in addition to minimum rent which is recorded on a straight-line basis over the lease period.

Operating Leases

The Company leases its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions or some combination of these items. The Company recognizes rent expense on a straight-line basis over the accounting lease term.

The Company records rent expense on a straight-line basis over the lease period commencing on the date that the premise is available from the landlord. The lease period includes the construction period to make the leased space suitable for operating during which time the Company is not permitted to occupy the space. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

The Company classifies tenant improvement allowances on its consolidated financial statements within deferred rent that will be amortized as a reduction of rent expense over the straight-line period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying consolidated statements of cash flows.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at stores and through the Company’s direct-to-consumer business is tendered by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its wholesale and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company’s books until the card is redeemed by the customer, at which time the Company records the redemption of the card for merchandise as a sale or when it is determined the likelihood of redemption is remote. The Company determines the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and are not material. The Company’s gift cards do not expire.

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2009, 2008 and 2007 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2009	$6,776	$28,408	$(27,637)	$7,547
Year ended January 31, 2008	$8,916	$35,952	$(38,092)	$6,776
Year ended January 31, 2007	$6,390	$29,376	$(26,850)	$8,916

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes expenses such as (i) direct selling and selling supervisory expenses; (ii) various corporate expenses such as information systems, finance, loss prevention, talent acquisition, and executive management expenses; and (iii) other associated general expenses.

Shipping and Handling Fees and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing expenses which are composed of catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our web sites. These costs are amortized over the period in which the customer responds to the marketing material determined based on historical customer response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog or web promotion is typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,585 and $2,496 as of January 31, 2009 and 2008, respectively. Advertising expenses were $45,561, $40,828 and $35,882 for fiscal 2009, 2008 and 2007, respectively.

Start-up Costs

The Company expenses all start-up and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2009, 2008 and 2007, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated United States federal income tax return (see Note 8).

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on February 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return (see Note 8).

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

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”, (“SFAS 123R”), using the modified prospective approach. Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted before but not yet vested as of January 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted or modified subsequent to January 31, 2006, based on the estimated fair value at the date of grant or subsequent modification date in accordance with the provisions of SFAS 123R.

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

Prior to February 1, 2006 the Company accounted for our share-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of the grant (see Note 9).

Accumulated Other Comprehensive Income

Comprehensive income is comprised of two subsets—net income and other comprehensive income. Amounts in accumulated other comprehensive income relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. As of January 31, 2009, accumulated other comprehensive income consisted of a foreign currency translation loss of $14,496. As of January 31, 2008, accumulated other comprehensive income consisted of a foreign currency translation gain of $5,370. As of January 31, 2009, other comprehensive income included an unrealized loss, net of tax, on marketable securities of $3,251 and as of January 31, 2008, an unrealized gain of $1,865, net of tax, on marketable securities. Gross realized gains are included in other income and were not material to the Company’s financial statements for all three years presented.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income within shareholders’ equity. As of January 31, 2009, 2008 and 2007, foreign currency translation adjustments resulted in a loss of $14,496, and gains of $5,370 and $4,667, respectively.

Fair Value of Financial Instruments

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) that relate to its financial assets and financial liabilities as discussed in Note 4. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issue. The Company’s investment policy requires that the majority of its cash, cash equivalents and marketable securities are invested in federally insured or guaranteed investment vehicles such as; money market accounts up to applicable TARP limits, FDIC insured corporate bonds, federal government agencies and irrevocable pre-refunded municipal bonds. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the likelihood of collecting its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations” (“SFAS No 141R”), which requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company does not expect the application of SFAS No. 141R to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective February 1, 2008, the Company adopted SFAS No. 159 and has elected not to apply the provisions of SFAS No. 159 to report certain of its assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, we have adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities (see Note 4). We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of February 1, 2009.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2009 and 2008 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2009
Short-term Investments:
Municipal bonds	$15,814	$123	$—	$15,937
Mutual funds	5,046	—	—	5,046
Federal government agencies	24,975	—	—	24,975
Demand notes and equities	4,840	2	(852)	3,990

	50,675	125	(852)	49,948

Long-term Investments:
Municipal bonds	76,517	1,239	(10)	77,746
Auction rate instruments (1)	44,025	—	(5,283)	38,742
Federal government agencies	25,640	—	(141)	25,499
FDIC insured corporate bonds	13,318	—	(79)	13,239

	159,500	1,239	(5,513)	155,226

	$210,175	$1,364	$(6,365)	$205,174

As of January 31, 2008
Short-term Investments:
Municipal bonds	$24,675	$142	$—	$24,817
Auction rate instruments	33,825	—	—	33,825
Demand notes	21,485	—	—	21,485

	79,985	142	—	80,127

Long-term Investments:
Municipal bonds	124,148	2,729	—	126,877
Auction rate instruments (1)	61,375	—	—	61,375

	185,523	2,729	—	188,252

	$265,508	$2,871	—	$268,379

(1)	ARS have been classified as long-term assets in marketable securities in the Company’s Consolidated Balance Sheet as of January 31, 2009 and 2008 due to ARS failures.

Proceeds from the sale and maturities of available-for-sale securities were $864,685, $220,101 and $193,274 in fiscal 2009, 2008 and 2007, respectively. The Company included in other income, a net realized loss of $896 during fiscal 2009, a net realized gain of $1 during fiscal 2008 and a net realized loss of $8 during fiscal 2007. Amortization of discounts and premiums, net, resulted in charges of $2,444, $1,734 and $1,818 for fiscal years 2009, 2008, and 2007, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2009, there were a total of 50 issued securities with unrealized loss positions within the Company’s portfolio with a total unrealized loss position of $6,365. The total unrealized loss position due to write-downs of ARS held by the Company that have experienced auction failures was $5,283. The Company deemed all of these securities as temporarily impaired. The unrealized loss positions were primarily due to auction failures of the ARS held and fluctuations in the market interest rates for remaining securities. The Company believes it has the ability to realize the full value of all of these investments upon maturity or redemption. At January 31, 2008, there were no issued securities with an unrealized loss position within the Company’s portfolio.

As of January 31, 2009, the par value of our ARS was $44,025 and the estimated fair value was $38,742. Our ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. We have the ability to hold the underlying securities until their maturity.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$93,683	$—	$93,683
Mutual funds	5,046	—	—	5,046
Auction rate securities	—	—	38,742	38,742
Federal government agencies	50,474	—	—	50,474
FDIC insured corporate bonds	13,239	—	—	13,239
Demand notes and equities	988	3,002	—	3,990

	$69,747	$96,685	$38,742	$205,174

Level 1 assets consist of financial instruments whose value has been based on quoted market prices for identical financial instruments in an active market.

Level 2 assets consist of financial instruments whose value has been based on quoted prices for similar assets and liabilities in active markets as well as quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 consists of financial instruments where there was no active market as of January 31, 2009. As of January 31, 2009 all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $5,283 as of January 31, 2009. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 7.4% of the Company’s total cash, cash equivalents and marketable securities.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a reconciliation of the beginning and ending ARS securities balances that the Company valued using a Level 3 valuation for the fiscal year ended January 31, 2009.

Fiscal Year Ended January 31, 2009
Balance at beginning of period	$61,375
Total (losses) realized/unrealized:
Included in earnings	(2,880)
Included in other comprehensive income	(5,283)
Purchases, issuances and settlements	(17,350)
Transfers in and/or out of Level 3	2,880

Ending Balance as of January 31, 2009	$38,742

Total (losses) for the period included in other comprehensive income attributable to the change in unrealized (losses) related to assets still held at reporting date	$(5,283)

5. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2009	2008
Land	$543	$543
Buildings	96,205	94,547
Furniture and fixtures	214,178	184,910
Leasehold improvements	486,959	432,831
Other operating equipment	48,021	38,433
Construction-in-progress	15,458	19,796

	861,364	771,060
Accumulated depreciation	(355,957)	(282,171)

Total	$505,407	$488,889

Depreciation expense for property and equipment for fiscal years ended 2009, 2008 and 2007 was $79,505, $68,282 and $53,895, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2009	2008
Accrued rents and estimated property taxes	$10,074	$8,707
Gift certificates and merchandise credits	22,307	19,518
Accrued construction	6,261	6,629
Accrued income taxes	301	20,569
Accrued sales taxes	5,174	4,024
Sales return reserve	7,547	6,018
Other current liabilities	14,556	17,765

Total	$66,220	$83,230

7. Line of Credit Facility

On December 11, 2007, the Company renewed and amended its line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at the Company’s discretion, subject to a seven day request period. As of January 31, 2009, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $35,139 as of January 31, 2009. The available credit, including the accordion feature under the Line was $64,861 as of January 31, 2009. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition does not affect the original line agreement.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
Domestic	$297,747	$229,600	$161,985
Foreign	11,743	4,795	8,173

	$309,490	$234,395	$170,158

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
Current:
Federal	$103,907	$66,000	$48,893
State	15,037	9,936	8,442
Foreign	533	1,010	1,576

	119,477	76,946	58,911

Deferred:
Federal	(7,917)	(2,189)	6
State	(462)	(2,499)	(2,333)
Foreign	(1,128)	891	284

	(9,507)	(3,797)	(2,043)

Change in valuation allowances	156	1,015	(2,916)

	$110,126	$74,164	$53,952

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2009	2008	2007
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.6	2.1	2.3
Foreign taxes	(1.5)	0.5	(2.3)
Federal rehabilitation tax credits	0	(5.0)	(2.8)
Other	(0.5)	(1.0)	(0.5)

Effective tax rate	35.6%	31.6%	31.7%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities as of January 31, 2009 and 2008 are as follows:

	January 31,
	2009	2008
Deferred tax liabilities:
Prepaid expenses	$(1,407)	$(1,977)
Depreciation	(17,762)	(17,399)

Gross deferred tax liabilities	(19,169)	(19,376)

Deferred tax assets:
Deferred rent	47,945	42,620
Inventories	5,582	4,176
Accounts receivable	626	563
Net operating loss carryforwards	2,760	1,666
FIN 48	4,368	4,090
Accrued salaries and benefits, and other	5,586	2,553

Gross deferred tax assets, before valuation allowances	66,867	55,668

Valuation allowances	(1,402)	(1,246)

Net deferred tax assets	$46,296	$35,046

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2009 and 2008, respectively, $32,923 and $23,187 were attributable to U.S. federal, $11,392 and $10,815 were attributed to state jurisdictions and $1,981 and $1,044 were attributed to foreign jurisdictions.

As of January 31, 2009, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $7,942 that do not expire and certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $5,462 that expire from 2014 through 2029. At January 31, 2009, The Company had a full valuation allowance for certain foreign net operating loss carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2009 and 2008, the non-current portion of net deferred tax assets aggregated $40,378 and $31,362, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $53,553 as of January 31, 2009. These earnings are deemed to be permanently re-invested to finance growth programs.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
	2009	2008
Balance at the beginning of the period	$7,805	$8,717
Increases in tax positions for prior years	24	227
Decreases in tax positions for prior years	(380)	(1,414)
Increases in tax positions for current year	838	917
Settlements	(554)	(345)
Lapse in statute of limitations	(224)	(297)

Balance at the end of the period	$7,509	$7,805

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $6,389 and $6,036 at January 31, 2009 and 2008 respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2009 and 2008, the Company recognized $985 and $465 in interest and penalties. The Company had $3,609 and $2,625 for the payment of interest and penalty accrued at January 31, 2009 and 2008, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under examination of its federal income tax return for the period ended January 31, 2005. The Company is not subject to U.S. federal tax examinations for years before fiscal 2004. State jurisdictions that remain subject to examination range from fiscal 2001 to 2008, with few exceptions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2,096.

9. Share-Based Compensation

The Company’s 2008, 2004 and 2000 Stock Incentive Plans each authorize up to 10,000,000 common shares, which can be granted as restricted shares, unrestricted shares, incentive stock options, nonqualified stock options, performance shares or as stock appreciation rights. Grants under these plans generally expire seven or ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a period of three or five years, with options becoming exercisable in installments determined by the administrator over the vesting period. However, options granted to non-employee directors generally vest over a period of one year. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into the year 2010. Grants under the 1997

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a five year period, with options becoming exercisable in equal installments of twenty percent per year. As of January 31, 2009 there were 10,000,000, 1,194,700 and 24,450 common shares available for grant under the 2008, 2004 and 2000 Stock Incentive Plans, respectively.

Under the provisions of SFAS No. 123R, the Company recorded $2,481, $2,124 and $2,344 of stock compensation related to stock option awards as well as related tax benefits of $851, $644 and $499 in the Company’s Consolidated Statements of Income for the fiscal years ended January 31, 2009, 2008 and 2007, respectively or less than $0.01 for both basic and diluted earnings per share. During fiscal 2009, the Company granted 1,235,800 stock options. The estimated fair value of the grants was calculated using a Lattice Binomial option pricing model for the options granted during the fiscal year ended January 31, 2009. For stock options granted during the fiscal year ended January 31, 2008, the fair value of these grants was calculated using the Black Scholes option pricing model. Both the Lattice Binomial and Black Scholes option pricing models incorporate certain economic assumptions to value these stock-based awards. The prevailing difference between the two models is the Lattice Binomial model’s ability to enhance the simple assumptions that underlie the Black Scholes model. The Lattice Binomial model allows for assumptions such as the risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. The Company uses historical data on exercise timing to determine the expected life assumption. The decrease in the expected life in fiscal year 2009 is due to the fact that the majority of the grants issued in fiscal 2009 expire in seven years. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. In the current fiscal year, utilizing the Lattice Binomial option pricing model, the expected volatility is based on a weighted average of the implied volatility and the Company’s most recent historical volatility. In previous fiscal years under the Black Scholes option pricing model, the expected volatility was based on the historical volatility of the Company’s stock. The table below outlines the weighted average assumptions for these grants:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected life, in years	4.3	6.2	6.8
Risk-free interest rate	2.5%	4.5%	4.8%
Volatility	41.4%	49.8%	54.4%
Dividend rate	—	—	—

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 2% for its unvested options. Under the true-up provisions of SFAS No. 123R, the Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Total compensation cost of stock options granted but not yet vested, as of January 31, 2009, was $11,627, which is expected to be recognized over the weighted average period of 2.71 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize activity under all stock option plans for the respective periods:

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except per share data)
Weighted-average fair value of options granted per share	$10.56	$12.76	$11.62
Intrinsic value of options exercised	$41,622	$23,610	$20,822
Cash received from option exercises	$8,891	$5,000	$6,351
Actual tax benefit realized for tax deductions from option exercises	$13,434	$7,341	$5,394

Information regarding options under these plans is as follows:

	Fiscal Year Ended January 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Options outstanding at beginning of year	11,568,723	$16.04
Options granted	1,235,800	36.12
Options exercised	(1,607,473)	5.53
Options forfeited	(62,300)	24.48
Options expired	(80,500)	29.78

Options outstanding at end of year	11,054,250	19.64	5.5	$217,119
Options outstanding expected to vest	10,833,165	19.64	5.5	$212,777

Options exercisable at end of year	9,698,950	17.53	5.3	$170,010

Weighted average fair value of options granted per share	$10.56

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 0.00 - $ 3.75	1,280,450	2.2	$1.76	1,280,450	$1.76
$ 3.76 - $ 7.50	1,513,050	4.2	4.46	1,513,050	4.46
$ 7.51 - $11.25	208,000	2.9	9.21	208,000	9.21
$11.26 - $15.00	2,548,700	5.4	14.26	2,536,700	14.27
$15.01 - $18.76	195,000	5.7	15.60	160,000	15.38
$18.77 - $22.51	146,500	7.7	20.22	80,000	19.77
$22.52 - $26.26	371,000	6.7	24.20	320,000	24.19
$22.27 - $30.01	308,000	6.5	28.15	298,000	28.11
$30.02 - $33.76 (1)	3,394,250	6.9	31.09	3,302,750	31.11
$33.77 - $37.51	1,089,300	6.6	37.33	—	—

	11,054,250	5.5	19.64	9,698,950	17.53

(1)	Options included in this range contain certain restrictions on the sale of the stock which expire in November 2010.

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

Restricted Shares

During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense of $1,156, $1,153 and $1,153 is included in the accompanying Consolidated Statements of Income for each fiscal year ended January 31, 2009, 2008 and 2007, respectively. Total unrecognized compensation expense of non-vested, non-performance shares granted, as of January 31, 2009 was $442, which is expected to be recognized over the period of 0.4 years. As of January 31, 2009 this was the only grant of non-vested, non-performance shares.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Shares

On April 28, 2008, the Company granted two awards of 30,184 Performance Stock Units (“PSU’s”). These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance criteria. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a Lattice Binomial Model. In accordance with FAS 123R, there was no compensation expense recognized in the Company’s Consolidated Statements of Income during the year ended January 31, 2009 because vesting was deemed highly improbable due to the unlikely achievement of the performance criteria governing the grant. The performance criteria achievement is re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense will be recognized prospectively as of the end of the then current reporting.

10. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2009	2008	2007
Basic weighted average shares outstanding	166,793,062	165,305,207	164,679,786
Effect of dilutive options and restricted stock	4,067,543	4,335,378	3,972,219

Diluted weighted average shares outstanding	170,860,605	169,640,585	168,652,005

For the fiscal years ended January 31, 2009, 2008 and 2007, options to purchase 3,351,338 shares ranging in price from $16.58 to $37.51, options to purchase 4,063,875 shares ranging in price from $22.11 to $31.11 and options to purchase 4,763,375 shares ranging in price from $15.48 to $31.11, were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was anti-dilutive.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2010	$132,497
2011	133,527
2012	132,021
2013	127,000
2014	121,079
Thereafter	440,062

Total minimum lease payments	$1,086,186

Amounts noted above include commitments for 34 executed leases for stores not opened as of January 31, 2009. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2009	2008	2007
Minimum and percentage rentals	$112,907	$100,020	$73,058
Contingent rentals	1,993	3,282	1,991

Total	$114,900	$103,302	$75,049

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $302,961. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until merchandise shipping date. The Company also has commitments related to contracts with store construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $1,684.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $1,090, $969 and $812 for fiscal years 2009, 2008 and 2007, respectively.

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, is a partner in the law firm of Drinker Biddle & Reath LLP (“DBR”), which provides general legal services to the Company. Fees paid to DBR during fiscal 2009, 2008 and 2007 were $2,670, $3,662 and $1,493, respectively. Fees due to DBR as of January 31, 2009 and January 31, 2008 for services rendered were approximately $442 and $556, respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2009, 2008 and 2007. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the president and the sole shareholder of The McDevitt Company and brother-in-law of Scott Belair, one of the Company’s directors. There were no amounts due to The McDevitt Company as of January 31, 2009 and January 31, 2008.

The Addis Group (“Addis”), an insurance brokerage company, acted as the Company’s commercial insurance broker for the years ended January 31, 2009, 2008 and 2007. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions, to serve as risk manager under one line of coverage. Scott Addis is the President of The Addis Group and the brother-in-law of Richard A. Hayne, Chairman of the Board of the Company. There were no amounts due to or from Addis as of January 31, 2009 and January 31, 2008.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale”. The Company’s Retail segment consists of the aggregation of its four brands operating through 294 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns which consist of three catalogs and four web sites as of January 31, 2009. Our Retail stores and their direct marketing campaigns are considered operating segments. Net sales from the Retail segment accounted for more than 93% of total consolidated net sales for the years ended January 31, 2009, 2008 and 2007. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,800 better specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the retail and wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2009	2008	2007
Net sales
Retail operations	$1,724,558	$1,413,251	$1,150,511
Wholesale operations	120,364	102,479	79,687
Intersegment elimination	(10,304)	(8,006)	(5,481)

Total net sales	$1,834,618	$1,507,724	$1,224,717

Income from operations
Retail operations	$297,572	$219,248	$159,338
Wholesale operations	28,170	21,438	18,319
Intersegment elimination	(11,209)	(1,325)	(1,504)

Total segment operating income	314,533	239,361	176,153
General corporate expenses	(15,098)	(14,416)	(12,164)

Total income from operations	$299,435	$224,945	$163,989

Depreciation expense for property and equipment
Retail operations	$78,892	$68,123	$53,458
Wholesale operations	613	615	437

Total depreciation expense for property and equipment	$79,505	$68,738	$53,895

Inventories
Retail operations	$157,030	$159,015
Wholesale operations	12,668	12,910

Total inventories	$169,698	$171,925

Property and equipment, net
Retail operations	$500,650	$486,031
Wholesale operations	4,757	2,858

Total property and equipment, net	$505,407	$488,889

Cash paid for property and equipment
Retail operations	$111,658	$113,914	$211,533
Wholesale operations	895	1,456	496

Total cash paid for property and equipment	$112,533	$115,370	$212,029

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon our domestic and foreign operations, are as follows:

	Fiscal Year
	2009	2008	2007
Net sales
Domestic operations	$1,663,616	$1,373,162	$1,132,053
Foreign operations	171,002	134,562	92,664

Total net sales	$1,834,618	$1,507,724	$1,224,717

Property and equipment, net
Domestic operations	$460,551	$434,776
Foreign operations	44,856	54,113

Total property and equipment, net	$505,407	$488,889