Form 10-Q
period 2009-04-30
URBAN OUTFITTERS INC
filed 2009-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value—168,148,488 shares outstanding on June 5, 2009.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2009	January 31, 2009	April 30, 2008
Assets
Current assets:
Cash and cash equivalents	$224,732	$316,035	$164,030
Marketable securities	72,893	49,948	55,101
Accounts receivable, net of allowance for doubtful accounts of $1,400, $1,229 and $1,522, respectively	30,079	36,390	25,593
Inventories	189,881	169,698	191,287
Prepaid expenses, deferred taxes and other current assets	45,513	52,331	46,228

Total current assets	563,098	624,402	482,239
Property and equipment, net	520,945	505,407	498,789
Marketable securities	262,168	155,226	187,549
Deferred income taxes and other assets	44,850	43,974	36,708

Total Assets	$1,391,061	$1,329,009	$1,205,285

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,437	$62,955	$81,112
Accrued expenses, accrued compensation and other current liabilities	88,012	78,195	92,312

Total current liabilities	169,449	141,150	173,424
Deferred rent and other liabilities	132,819	134,084	123,469

Total Liabilities	302,268	275,234	296,893

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 168,042,088, 167,712,088 and 166,967,614 shares issued and outstanding, respectively	17	17	17
Additional paid-in capital	173,527	170,166	157,490
Retained earnings	932,144	901,339	744,532
Accumulated other comprehensive (loss) income	(16,895)	(17,747)	6,353

Total Shareholders’ Equity	1,088,793	1,053,775	908,392

Total Liabilities and Shareholders’ Equity	$1,391,061	$1,329,009	$1,205,285

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2009	2008
Net sales	$384,796	$394,292
Cost of sales, including certain buying, distribution and occupancy cost	241,491	235,612

Gross profit	143,305	158,680
Selling, general and administrative expenses	97,185	95,738

Income from operations	46,120	62,942
Other income, net	2,091	3,220

Income before income taxes	48,211	66,162
Income tax expense	17,406	23,605

Net income	$30,805	$42,557

Net income per common share:
Basic	$0.18	$0.26

Diluted	$0.18	$0.25

Weighted average common shares outstanding:
Basic	167,455,872	166,119,099

Diluted	170,316,708	170,603,420

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income	$30,805	$42,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,090	19,343
Provision for deferred income taxes	(366)	(1,708)
Excess tax benefit on share-based compensation	(1,678)	(6,501)
Share-based compensation expense	1,063	671
Loss on disposition of property and equipment, net	147	1
Changes in assets and liabilities:
Receivables	6,327	903
Inventories	(19,884)	(19,405)
Prepaid expenses and other assets	8,071	2,723
Payables, accrued expenses and other liabilities	23,233	8,504

Net cash provided by operating activities	69,808	47,088

Cash flows from investing activities:
Cash paid for property and equipment	(32,287)	(25,500)
Cash paid for marketable securities	(223,477)	(91,904)
Sales and maturities of marketable securities	92,081	116,330

Net cash used in investing activities	(163,683)	(1,074)

Cash flows from financing activities:
Exercise of stock options	619	6,112
Excess tax benefits from stock option exercises	1,678	6,501

Net cash provided by financing activities	2,297	12,613

Effect of exchange rate changes on cash and cash equivalents	275	132

(Decrease) increase in cash and cash equivalents	(91,303)	58,759
Cash and cash equivalents at beginning of period	316,035	105,271

Cash and cash equivalents at end of period	$224,732	$164,030

Supplemental cash flow information:
Cash paid during the year for:
Income Taxes	$3,412	$15,154

Non-cash investing activities—accrued capital expenditures	$3,018	$11,843

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the United States Securities and Exchange Commission on April 1, 2009.

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2010 will end on January 31, 2010.

2.	Recently Issued Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations”, which requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The Company adopted SFAS No. 141R as of February 1, 2009. The adoption had no impact on the Company’s financial condition, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain non-financial assets and certain non-financial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to its financial assets and financial liabilities (see Note 5). The Company adopted SFAS No. 157 for its non-financial assets and non-financial liabilities as of February 1, 2009. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of these standards will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1” and “APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. As FSP SFAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards will have no impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on when a transaction is not considered orderly, as defined in FSP SFAS No. 157. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company’s financial condition, results of operations or cash flows.

3.	Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended April 30,
	2009	2008
Net Income	$30,805	$42,557
Foreign currency translation	1,341	(106)
Unrealized losses on marketable securities, net of tax	(489)	(776)

Comprehensive Income	$31,657	$41,675

4.	Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2009, January 31, 2009 and April 30, 2008 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2009
Short-term Investments:
Municipal bonds	$22,828	$103	$(327)	$22,604
Federal government agencies	49,281	9	(5)	49,285
Equities	1,826	—	(822)	1,004

	73,935	112	(1,154)	72,893

Long-term Investments:
Municipal bonds	79,102	481	(61)	79,522
Federal government agencies	86,945	157	(53)	87,049
Auction rate securities (1)	44,025	—	(5,283)	38,742
FDIC insured corporate bonds	56,806	86	(37)	56,855

	266,878	724	(5,434)	262,168

	$340,813	$836	$(6,588)	$335,061

As of January 31, 2009
Short-term Investments:
Municipal bonds	$15,814	$123	$—	$15,937
Mutual Funds	5,046	—	—	5,046
Federal government agencies	24,975	—	—	24,975
Demand notes and equities	4,840	2	(852)	3,990

	50,675	125	(852)	49,948

Long-term Investments:
Municipal bonds	76,517	1,239	(10)	77,746
Auction rate securities (1)	44,025	—	(5,283)	38,742
Federal government agencies	25,640	—	(141)	25,499
FDIC insured corporate bonds	13,318	—	(79)	13,239

	159,500	1,239	(5,513)	155,226

	$210,175	$1,364	(6,365)	$205,174

As of April 30, 2008
Short-term Investments:
Municipal bonds	$21,900	$90	$(4)	$21,986
Auction rate securities	33,115	—	—	33,115

	55,015	90	(4)	55,101

Long-term Investments:
Municipal bonds	126,239	1,804	(19)	128,024
Auction rate securities(1)	59,720	15	(210)	59,525

	185,959	1,819	(229)	187,549

	$240,974	$1,909	$(233)	$242,650

(1)	Auction Rate Securities (“ARS”) have been classified as long-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of April 30, 2009, January 31, 2009 and April 30, 2008 due to ARS auction failures.

Proceeds from the sale and maturities of available-for-sale securities were $92,081 and $116,330 as of the three months ended April 30, 2009 and 2008, respectively. The Company included in other income net realized gains of $708 and $114 for the three months ended April 30, 2009 and 2008, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,022 and $527 for the three months ended April 30, 2009 and 2008, respectively.

As of April 30, 2009, the par value of the Company’s ARS was $44,025 and the estimated fair value was $38,742. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company has the ability to hold the underlying securities until their maturity.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of April 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$102,126	$—	$102,126
Auction rate securities	—	—	38,742	38,742
Federal government agencies	136,334	—	—	136,334
FDIC insured corporate bonds	56,855	—	—	56,855
Equities	1,004	—	—	1,004

	$194,193	$102,126	$38,742	$335,061

	Marketable Securities Fair Value as of January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$93,683	$—	$93,683
Mutual funds	5,046	—	—	5,046
Auction rate securities	—	—	38,742	38,742
Federal government agencies	50,474	—	—	50,474
FDIC insured corporate bonds	13,239	—	—	13,239
Demand notes and equities	988	3,002	—	3,990

	$69,747	$96,685	$38,742	$205,174

	Marketable Securities Fair Value as of April 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$150,010	$—	$150,010
Auction rate securities	—	33,115	59,525	92,640

	$—	$183,125	$59,525	$242,650

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

Level 3 consists of financial instruments where there was no active market as of April 30, 2009, January 31, 2009 and April 30, 2008. As of April 30, 2009 all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $5,283 as of April 30, 2009. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 6.9% of the Company’s total cash, cash equivalents and marketable securities.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended April 30, 2009	Fiscal Year Ended January 31, 2009	Three Months Ended April 30, 2008
	Auction Rate Securities	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$38,742	$61,375	$61,375
Total gains or (losses) realized/unrealized:
Included in earnings	—	(2,880)	—
Included in other comprehensive income	—	(5,283)	(210)
Purchases, issuances and settlements	—	(17,350)	(1,640)
Transfers in and/or out of Level 3	—	2,880	—

Ending Balance at end of period	$38,742	$38,742	$59,525

Total (losses) for the period included in other comprehensive income attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$(5,283)	$(210)

6.	Line of Credit Facility

On December 11, 2007, the Company renewed and amended its line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at the Company’s discretion, subject to a seven day request period. As of April 30, 2009, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the three months ended April 30, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $37.3 million as of April 30, 2009. The available credit under the Line was $62.7 million as of April 30, 2009, which includes the accordion feature up to $100 million. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition does not affect the original line agreement.

7.	Share-Based Compensation

Stock Options

Under the provisions of SFAS No. 123R, “Share-Based Payment,” the Company recorded $779 and $382 of stock compensation expense related to stock option awards as well as related tax benefits of $268 and $141 in its Condensed Consolidated Statements of Income for the three months ended April 30, 2009 and 2008 respectively, or less than $.01 for both basic and diluted earnings per share for each of these periods. During the three months ended April 30, 2009 and 2008, the Company granted 227,500 and 20,500 stock option awards, respectively. For stock options granted during three months ended April 30, 2009 and 2008, estimated fair values of these grants was calculated using a Lattice Binomial option pricing model. Total compensation expense of stock options granted but not yet vested, as of April 30, 2009, was $12,108, which is expected to be recognized over the weighted average period of 2.6 years.

Restricted Shares

During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $281 and $284 is included in the accompanying Condensed Consolidated Statements of Income for the three months ended April 30, 2009 and 2008, respectively. As of April 30, 2009, this was the only grant of non-vested, non-performance shares, and none of these shares had vested as of that date. Total unrecognized compensation expense of non-vested, non-performance shares granted, as of April 30, 2009 was $161, which is expected to be recognized over the weighted average period of 0.1 years.

Performance Shares

During April 2008, the Company granted two separate awards of 30,184 Performance Stock Units (“PSU’s”). These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance criteria. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a Lattice Binomial Model. In accordance with FAS 123R, there was no compensation expense recognized in the Company’s Condensed Consolidated Statements of Income related to these PSU awards during the three months ended April 30, 2009 due to the vesting being deemed highly improbable due to the unlikely achievement of the performance criteria governing the grant. The performance criteria achievement is re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense will be recognized prospectively as of the end of the current reporting period. During the three months ended April 30, 2008 there was compensation expense of $3 related to these grants included in the Company’s Condensed Consolidated Statements of Income for the period.

During April 2009, the Company granted two separate awards of 54,466 PSU’s. These PSU’s are subject to a vesting period of two years for the first grant (“Grant C”), and three years for the second grant (“Grant D”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant C had a grant date fair value of $12.22 per share and Grant D had a grant date fair value of $12.89 per share, with both grants having a total grant date fair value of $1,368. The grant date fair value was calculated using a Lattice Binomial Model. Share-based compensation expense resulting from these grants of $4 is included in the Company’s Condensed Consolidated Statements of Income for the three months ended April 30, 2009. Total unrecognized compensation cost for these non-vested PSU’s granted as of April 30, 2009 was $1,364, which is expected to be recognized over the weighted average period of 1.59 years.

8.	Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2009	2008
Basic weighted average shares outstanding	167,455,872	166,119,099
Effect of dilutive options and restricted stock	2,860,836	4,484,321

Diluted weighted average shares outstanding	170,316,708	170,603,420

For the three months ended April 30, 2009 and 2008, options to purchase 5,554,450 common shares with an exercise price range of $16.58 to $37.51 and options to purchase 3,441,250 common shares with an exercise price of $24.20 to $31.11, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

9.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10.	Segment Reporting

The Company is a national retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its four brands operating through 299 stores under the retail names “Urban Outfitters”, “Anthropologie”, “Free People” and “Terrain” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of April 30, 2009. The Company’s retail stores and their direct marketing campaigns are considered a single operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for each of the three months ended April 30, 2009 and 2008. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the Company’s Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

	April 30, 2009	January 31, 2009	April 30, 2008
Inventories
Retail operations	$179,443	$157,030	$180,533
Wholesale operations	10,438	12,668	10,754

Total inventories	$189,881	$169,698	$191,287

Property and equipment, net
Retail operations	$515,955	$500,650	$494,687
Wholesale operations	4,990	4,757	4,102

Total property and equipment, net	$520,945	$505,407	$498,789

	Three Months Ended April 30,
	2009	2008
Net sales
Retail operations	$360,601	$370,109
Wholesale operations	25,688	26,881
Intersegment elimination	(1,493)	(2,698)

Total net sales	$384,796	$394,292

Income from operations
Retail operations	$46,668	$60,827
Wholesale operations	3,702	6,944
Intersegment elimination	(152)	(543)

Total segment operating income	50,218	67,228
General corporate expenses	(4,098)	(4,286)

Total income from operations	$46,120	$62,942

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2009	January 31, 2009	April 30, 2008
Property and equipment, net
Domestic operations	$465,603	$460,551	$443,232
Foreign operations	55,342	44,856	55,557

Total property and equipment, net	$520,945	$505,407	$498,789

	Three Months Ended April 30,
	2009	2008
Net sales
Domestic operations	$351,132	$359,793
Foreign operations	33,664	34,499

Total net sales	$384,796	$394,292

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence, higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the worldwide economic downturn, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, potential difficulty liquidating certain marketable security investments and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2009, filed on April 1, 2009. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least one full fiscal year, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and website related sales, and the effects of foreign currency translation, are also considered non-comparable.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2010 ends on January 31, 2010.

Our long-term goal is to achieve a net sales compounded annual growth rate of 20% or better through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of April 30, 2009, we operated 143 Urban Outfitters stores of which 119 were located in the United States, 7 were located in Canada and 17 were located in Europe. For the three months ended April 30, 2009, we opened one new Urban Outfitters store, which was located in the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 34.4% and 5.3% of consolidated net sales, respectively, for the three months ended April 30, 2009, compared to 34.5% and 6.1%, respectively, for the comparable period in fiscal 2009.

As of April 30, 2009, we operated 123 Anthropologie stores of which 122 were located in the United States and 1 was located in Canada. During the three months ended April 30, 2009, we opened two new Anthropologie stores, one that was located in the United States and one that was located in Canada. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s store sales accounted for approximately 36.0% of consolidated net sales for the three months ended April 30, 2009, compared to 37.0% for the comparable period in fiscal 2009.

As of April 30, 2009, we operated 32 Free People stores, all of which were located in the United States. During the three months ended April 30, 2009 we opened two new Free People Stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 1.9% of consolidated net sales for the three months ended April 30, 2009, compared to 1.5% for the comparable period in fiscal 2009.

As of April 30, 2009, we operated one Terrain garden center which was located in Glen Mills, Pennsylvania. Terrain is our newest store concept and is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design services. We plan to open additional stores over the next several years. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the three months ended April 30, 2009 and April 30, 2008.

For all brands combined, we plan to open 35 to 38 new stores during fiscal 2010, including approximately 6 new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores. During the three months ended April 30, 2009, we circulated approximately 5.2 million catalogs compared to 5.5 million catalogs during the same period in fiscal 2009. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to circulate approximately 18.4 million catalogs during fiscal 2010, down from approximately 21.5 million catalogs circulated during fiscal 2009. Reduced circulation expenditures will be replaced with investments in web marketing. We expect the number of catalogs circulated to be consistent over the next few years.

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

Urban Outfitters offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Urban Outfitters stores. During the three months ended April 30, 2009, we circulated approximately 3.3 million Urban Outfitters catalogs compared to approximately 3.1 million catalogs during the comparable period in fiscal 2009. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to maintain circulation of approximately 12 million catalogs during fiscal 2010 and continue to further invest in web marketing initiatives. We expect the number of catalogs circulated to be consistent over the next few years.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering select merchandise much of which is also available in our Free People stores. For the three months ended April 30, 2009, we circulated approximately 1.8 million Free People catalogs compared to approximately 1.6 million catalogs during the comparable period in fiscal 2009. We believe Free People catalogs expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 7.4 million catalogs during fiscal 2010 and intend to further increase the level of catalog circulation over the next few years.

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

Direct-to-consumer sales for all brands combined were approximately 15.8% of consolidated net sales for the three months ended April 30, 2009 compared to approximately 14.8% for the comparable period in fiscal 2009.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk and our own Urban Outfitters and Free People stores. Free People wholesale sales accounted for approximately 5.8% of consolidated net sales for the three months ended April 30, 2009, compared to 6.1% for the comparable period in fiscal 2009.

During the second quarter of fiscal 2009, we launched Leifsdottir, the Anthropologie brand’s wholesale division. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for the three months ended April 30, 2009 and April 30, 2008.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2009 which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2009. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on our books until the card is redeemed by the customer at which time we record the redemption of the card for merchandise as a sale or when we determine the likelihood of redemption is remote. We determine the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and have not been material. Our gift cards do not expire

Sales Return Reserve

We record a reserve for estimated merchandise returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of April 30, 2009, January 31, 2009 and April 30, 2008, reserves for estimated sales returns in-transit totaled $7.7 million, $7.5 million and $7.8 million, representing 2.6%, 2.7% and 2.6% of total liabilities, respectively.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of April 30, 2009, January 31, 2009 and April 30, 2008 totaled $189.9 million, $169.7 million and $191.3 million, representing 13.7%, 12.8% and 15.9% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2009, January 31, 2009 and April 30, 2008 totaled $520.9 million, $505.4 million and $498.8 million, representing 37.5%, 38.0% and 41.4% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2009 and 2008, as well as for fiscal 2009, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations prior to lease expiration for the three months ended April 30, 2009 and 2008, as well as for fiscal year 2009.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2009, January 31, 2009 and April 30, 2008 totaled $46.9 million, $46.3 million and $37.2 million, representing 3.4%, 3.5% and 3.1% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income.

Valuation allowances were $1.8 million as of April 30, 2009 and April 30, 2008 and $1.4 million as of January 31, 2009. These changes in valuation allowances are due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. In the future, if enough evidence of our ability to generate sufficient future taxable income in these foreign jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	62.8	59.8

Gross profit	37.2	40.2
Selling, general and administrative expenses	25.2	24.2

Income from operations	12.0	16.0
Other income, net	0.5	0.8

Income before income taxes	12.5	16.8
Income tax expense	4.5	6.0

Net income	8.0%	10.8%

Three Months Ended April 30, 2009 Compared To Three Months Ended April 30, 2008

Net sales for the first quarter of fiscal 2010 decreased by $9.5 million or 2.4% to $384.8 million from $394.3 million in the first quarter of fiscal 2009. This decrease was due to a $9.5 million, or 2.6%, decrease in retail segment net sales. Retail segment net sales for the first quarter of fiscal 2010 accounted for 93.7% of total net sales compared to 93.9% of net sales for the first quarter of fiscal 2009. Wholesale segment net sales, excluding net sales to our retail segment, were flat to last year’s first quarter at $24.2 million during the first quarters of fiscal 2010 and 2009. The decrease in our retail segment net sales during the first quarter of fiscal 2010 was driven by a $29.1 million decrease in comparable store net sales which was partially offset by an increase of $17.0 million in new and non-comparable store net sales and a $2.6 million increase in direct-to-consumer net sales. The comparable store net sales decrease of 9.6% for the first quarter of fiscal 2010 was comprised of decreases of 6.2% at Urban Outfitters, 12.7% at Anthropologie and 23.0% at Free People, respectively.

The increase in net sales attributable to non-comparable and new stores during the first quarter of fiscal 2010 was primarily the result of operating 55 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales decreases for the first quarter of fiscal 2010 were primarily driven by decreases in the number of transactions and units per transaction, which were partially offset by an increase in average unit retail prices per transaction. For fiscal 2010, thus far in the second quarter, comparable store sales are negative but have modestly improved from the first quarter’s rate. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites. Wholesale net sales results were primarily driven by an increase in the average unit selling price to department and specialty stores partially offset by a decrease in units sold to these stores. Leifsdottir, Anthropologie’s wholesale division, net sales were not comparable during the first quarter of fiscal 2010, as it launched during the second quarter of fiscal 2009.

Gross profit for the first quarter of fiscal 2010 decreased to 37.2% of net sales or $143.3 million from 40.2% of net sales or $158.7 million in fiscal 2009. The decrease was primarily due to de-leveraging of store occupancy expense driven by the decrease in comparable store sales, and merchandise markdowns to clear seasonal merchandise. Total inventories at April 30, 2009 decreased by 0.7% to $189.9 million from $191.3 million as of April 30, 2008. The decrease was due to comparable store inventory declines that more than offset additions to inventories in new stores. On a comparable store basis, inventories decreased by 7.3%.

Selling, general and administrative expenses during the first quarter of fiscal 2010 increased to 25.2% of net sales compared to 24.2% of net sales for the first quarter of fiscal 2009. The increase was primarily attributable to the de-leveraging of fixed store costs driven by the decrease in comparable store sales. Selling, general and administrative expenses in the first quarter of fiscal 2010 increased to $97.2 million from $95.7 million in the comparable quarter in fiscal 2009. The increase primarily related to the operating expenses of new and non-comparable stores.

As a result of the foregoing, income from operations was 12.0% of net sales or $46.1 million for the first quarter of fiscal 2010 compared to 16.0% of net sales, or $62.9 million, for the comparable quarter in fiscal 2009.

Our tax rate for the quarter increased to 36.1% of income before income taxes for the first quarter of fiscal 2010 from 35.7% of income before income taxes for the first quarter of fiscal 2009. The increase was primarily attributable to a decrease in the weight of tax-exempt interest income relative to net income as a whole. We anticipate our annual effective tax rate to remain consistent with the first quarter fiscal 2010 rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $559.8 million as of April 30, 2009, compared to $521.2 million as of January 31, 2009 and $406.7 million as of April 30, 2008. Cash provided by operating activities increased by $22.7 million to $69.8 million for the three months ended April 30, 2009. This increase in operating activities was primarily due to changes in working capital accounts during the quarter. Cash used in investing activities for the three months ended April 30, 2009 was $163.7 million, of which the primary use was for purchases of marketable securities and construction of new stores. Our net working capital was $393.6 million at April 30, 2009 compared to $483.3 million at January 31, 2009 and $308.8 million at April 30, 2008. The decrease in working capital from January 31, 2009 relates to purchases of long-term marketable securities during the first quarter of fiscal 2010. The increase in working capital from April 30, 2008 primarily relates to the amount of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses and in our European subsidiaries. Cash paid for property and equipment, net of tenant improvement allowances included in deferred rent for the three months ended April 30, 2009 and 2008 were $32.3 million and $25.5 million, respectively, and were primarily used to expand and support our store base. During fiscal 2010, we expect to open approximately 35 to 38 new stores, renovate certain existing stores, expand our Lancaster County, Pennsylvania and Reno, Nevada distribution centers, decrease our catalog circulation by approximately 2 million catalogs, to approximately 38 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesales business at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2010 to approximate $110 million. We believe that our new stores, catalogs and inventories investments generally have the ability to generate positive operating cash flow within a year. Improvements to our distribution facilities are necessary to adequately support our growth.

During fiscal 2010 we may enter into one or more acquisitions related to the expansion of the Terrain brand. We do not anticipate these acquisitions or transactions individually or in the aggregate being material to our financial statements as a whole.

During fiscal 2010, we plan on completing a 100,000 square foot addition to our Lancaster County, Pennsylvania distribution facility. This facility primarily serves our midwest and east coast stores. In March 2009 we leased an additional 39,000 square feet of warehouse space at our Reno, Nevada facility. We believe these expansion’s will support our growth for the next several years.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions with 6,780,000 available as of April 30, 2009. During the three months ended April 30, 2009 and April 30, 2008, no shares were repurchased.

On December 11, 2007, we renewed and amended our line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion, subject to a seven day request period. As of April 30, 2009, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of April 30, 2009, we were in compliance with all covenants under the Line. As of and during the three months ended April 30, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $37.3 million as of April 30, 2009. The available credit, including the accordion feature under the Line was $62.7 million as of April 30, 2009. We believe the Line will satisfy our letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009; this acquisition does not affect the original Line.

Accumulated cash and future cash from operations, as well as available credit under the Line are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2011.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2009, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations”, which requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. We adopted SFAS No. 141R as of February 1, 2009. The adoption had no impact on our financial condition, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain non-financial assets and certain non-financial liabilities in fiscal years beginning after November 15, 2008. Effective February 1, 2008, we have adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities (see Note 5). We adopted SFAS No. 157 for our non-financial assets and liabilities as of February 1, 2009. The adoption had no impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of these standards will not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1” and “APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. As FSP SFAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards will have no impact on our financial condition, results of operations or cash flows.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of April 30, 2009 and 2008, the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, pre-refunded tax-exempt municipal bonds rated A or better, federal government agencies, FDIC insured corporate bonds and auction rate securities rated A or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Less than 7% of our cash, cash equivalents and marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. The Company’s ARS had a par value of $44.0 million and a fair value of $38.7 million as of April 30, 2009. As of April 30, 2009, all of the ARS held by the Company failed to liquidate at auction due to lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $5.3 million of temporary impairment on our ARS as of April 30, 2009. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We have the ability to hold the investments until their maturity. As a result of the current illiquidity, the Company has classified all ARS as long term assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors since January 31, 2009. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the United States Securities and Exchange Commission on April 1, 2009, for a list of its risk factors.

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

Date: June 9, 2009

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2009

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