Form 10-K/A
period 2009-01-31
URBAN OUTFITTERS INC
filed 2009-06-19
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to revise the disclosures identified below, which were included in our proxy statement (the “2009 Proxy Statement”) for our Annual Meeting of Shareholders held Tuesday, May 19, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2009, and incorporated into Part III, Item 11 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “Original Annual Report”), filed with the SEC on April 1, 2009. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Item 11, as amended.

In response to a comment letter we received from the SEC, we are amending and restating Item 11 of our Original Annual Report solely to revise the disclosure in the third sentence of the fourth paragraph under the caption “Compensation of Executive Officers—Compensation Discussion and Analysis—Determination of Amount of Element; Relation of Elements to Primary Compensation Objectives—Measuring Achievement; Payment of Bonuses,” which disclosure was originally included in our 2009 Proxy Statement. There were no changes made to the Executive Incentive Plan or the bonus criteria under that plan, which determine bonuses to our named executive officers.

Except as described above, we have not modified or updated other disclosures presented in the 2009 Proxy Statement or the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

PART III

Item 11.	Executive Compensation

COMPENSATION OF DIRECTORS

FISCAL 2009

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Scott A. Belair	100,000	*	—	232,620	†**	—	—	—	332,620
Harry S. Cherken, Jr.	100,000	*	—	232,620	†**	—	—	—	332,620
Joel S. Lawson III	100,000	*	—	232,620	†**	—	—	—	332,620
Robert H. Strouse	100,000	*	—	232,620	†**	—	—	—	332,620

*	Represents amounts paid in cash
†	The FAS 123(R) value of the options granted on May 20, 2008, was $10.78 per share. The Company used a Lattice Binomial Model in Fiscal 2009. The May 20, 2008 total option value is $215,600 (20,000 shares x $10.78 per share). Fiscal 2009 option expense is $148,770 relating to the May 20, 2008 grant and $83,850 relating to the May 22, 2007 grant. The Options granted on May 22, 2007 had a FAS 123(R) value of $13.73; during fiscal year 2008 the Company used the Black Scholes Valuation Model. For a discussion of the assumptions utilized in the Lattice Binomial Model and Black Scholes Model, please see note 9 to the Company’s consolidated financial statements for the fiscal year ended January 31, 2009, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2009.
**	At the end of Fiscal 2009, all 20,000 options from the May 20, 2008 grant were not vested.

Each director who is not also an employee of the Company (“Outside Directors”) is paid two cash installments consisting of (i) a $50,000 payment following election as a Director at the applicable annual meeting of shareholders, and (ii) a $50,000 payment in February following completion of the fiscal year.

During Fiscal 2009, the Company granted, on a discretionary basis, each Outside Director the option to purchase 20,000 Common Shares under the Company’s 2004 Stock Option Plan. The exercise price of the non-qualified stock options granted under the Plan was $30.495.

All directors and their immediate families are eligible to receive discounts on our merchandise through use of discount cards issued to them and in accordance with our employee merchandise discount policy.

The Board of Directors believes it is good corporate practice to periodically review and reevaluate the total compensation paid to the Company’s Outside Directors for their service on the Board of Directors, including the cash and equity components of that compensation. The Board of Directors intends to review the compensation paid to the Outside Directors following the Annual Meeting and will make any adjustments it deems appropriate.

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Discussion and Analysis

Company Objectives

The Company’s compensation program is designed to attract, retain, and motivate executive and key employee talent in support of its primary objective of building compelling brands that connect with the customer on an emotional level. The Company believes that delivering value to the customer by excelling at ‘experiential retailing’ is the foundation for the long-term maximization of shareholder value.

Design of Compensation Program

General

In furtherance of our primary objective, our compensation program is designed to motivate executives to maximize shareholder value and grow our brands, both in the short-term and the long-term, by rewarding executives for doing so. These long standing compensation policies were designed and approved by management, the Compensation Committee or the Board of Directors as appropriate. We have identified the first step in attaining these objectives as having superior executives in place, and as such, our compensation program’s initial purpose is to attract new candidates and retain the ones we have. This requires our compensation to be competitive in the marketplace. The other step in attaining our objectives is to reward these executives through annual performance-based compensation based on the achievement of specific operating goals that have been determined by the Compensation Committee based on recommendations by the Chairman of the Board (the “Chairman”) and Chief Executive Officer. Moreover, through equity-based compensation, we attempt to align the compensation of our executives with the interests of the shareholders and motivate our executives to achieve the Company’s longer-term goals.

Long-Term versus Currently Paid Out Compensation

Current compensation paid to executive officers includes base salaries, which are paid periodically throughout the fiscal year, and performance bonuses, which are awarded at the end of the year. The Company’s long-term compensation has been comprised of stock options, a single restricted stock award made in fiscal year 2005, and two performance stock unit awards based on specific operating performance criteria made in fiscal year 2009. The Company has long believed that the characteristics of equity-based compensation, particularly the extended vesting periods, leverage and the deferral of taxation until exercise or vesting, are closely aligned with maximizing shareholder value and supporting its long-term growth strategies, and were favorable to the Company from both a cash flow and, prior to the adoption of FAS 123(R), an earnings statement perspective. The Company believes that the performance stock unit awards made in fiscal year 2009 share these characteristics and offer the potential for meaningful compensation for superior performance measured over an extended period of time.

The Company does not have deferred compensation plans or programs or executive retirement plans because it does not believe that such plans are the best way to support its goal of maximizing shareholder value. Furthermore, the Company believes that there are regulatory and administrative costs involved with the administration of these plans that are not warranted by the benefits they provide. As a matter of practice and philosophy, the Company has significantly limited the scope and value of perquisites provided to executive officers.

The Company’s compensation structure attempts to balance the ongoing cash requirements of the named executive officers for current income with the Company’s desire to create long-term incentives that are directly tied to growth in shareholder value. There is no pre-determined allocation between current and long-term compensation; the Compensation Committee maintains flexibility in this regard. Historically, however, equity compensation has provided the majority of income that named executives have derived from their employment with the Company. In recognition of this, the Compensation Committee takes the performance of the Company’s Common Shares (and therefore the perceived value of them to the executive) into consideration when making compensation decisions for each executive. Different positions may yield a different balance between cash and equity compensation in light of what the Compensation Committee decides will best further the Company’s objectives. For example, the brand divisional Presidents have maximum bonus potential that exceeds base salary. This reflects the Company’s emphasis on the specific brand-related performance goals tied to the bonus for these particular executives. The Chief Executive Officer’s maximum bonus potential also exceeds base salary and is tied to overall sales and profitability metrics, while his performance stock unit grants are tied to overall profitability. For the Chief Financial Officer and the General Counsel, base salary exceeds the maximum bonus potential. A significant portion of both officers’ bonus plans are tied to overall Company sales and profitability metrics rather than those of specific brands because their responsibilities are generally more company-wide than brand-based. The different elements of compensation are discussed more fully below in “Determination of Amount of Element; Relation of Elements to Primary Compensation Objectives.”

In the beginning of fiscal year 2009, citing his ownership of a substantial number of Common Shares of the Company and his confidence in the Company’s future performance, the Chairman requested that his base salary be set at $1.00 per year, and the Compensation Committee honored his request. This change in base salary reduced his overall compensation and, as a result, he is not considered a named executive officer for fiscal year 2009. The Chairman remained eligible to receive a performance bonus in fiscal year 2009, and he received $300,000 of his maximum bonus potential of $600,000.

Operation and Process

Compensation Committee

The Company’s Compensation Committee, acting pursuant to its charter, sets the amount of each element of compensation for each named executive officer. The Compensation Committee generally holds meetings at least four times a year, and compensation amounts for executive officers for the new fiscal year are generally set in the Company’s first fiscal quarter. In fiscal year 2009 there were five meetings of the Compensation Committee.

The Compensation Committee is comprised of three members, Scott A. Belair (who is the committee’s chairman), Joel S. Lawson III, and Robert H. Strouse. All members are “independent” directors, as defined by the NASDAQ Marketplace Rules. The Compensation Committee Charter is available on the Company’s website (www.urbanoutfittersinc.com), under “Financial Overview—Corporate Governance.” The charter is reviewed by the Compensation Committee on an annual basis and revised as warranted.

Compensation Committee Consultant

The Compensation Committee directly engages PricewaterhouseCoopers LLP as a compensation consultant to provide advice on executive compensation matters, and it has performed such duties in Fiscal 2009. The committee and the Board of Directors have discretion to hire and fire the consultant, as described in the Compensation Committee’s Charter. The committee determines the scope of the consultant’s review. In fiscal year 2009, the committee asked the consultant to review the elements of the Chief Executive Officer’s and other named executive officers’ compensation programs, as well as to meet with the Compensation Committee on July 28, 2008. PricewaterhouseCoopers LLP sends its invoices for consulting services directly to the Compensation Committee, which reviews the invoices and then forwards them to the Company for payment.

Role of Executive Officers in Establishing Compensation

The Compensation Committee is solely responsible for compensation determinations and compensation policies applicable to executive officers and as otherwise provided in the Compensation Committee Charter. None of the Company’s Chief Executive Officer, Chairman or any other executive officer makes any such determinations or set any such policies. The Compensation Committee does consult with the Chairman and the Chief Executive Officer in determining compensation levels for each named executive officer, and the committee takes their assessment of the performance of each of the executive officers into consideration when weighing the factors and setting compensation. The Chairman, Chief Executive Officer, General Counsel, Chief Administrative Officer, and Chief Talent Officer may attend portions of certain meetings of the committee as needed.

The Chairman and the Chief Executive Officer have the primary role in making recommendations to the Compensation Committee regarding the assessment and design of programs, plans and awards. They are assisted by the General Counsel, the Chief Financial Officer, the Chief Administrative Officer, the Chief Talent Officer, and the Executive Director of Finance, who provide them with information and input on these items.

Elements of Compensation

The Company’s compensation program is comprised of three main elements: (1) base salary, (2) performance bonus and (3) equity-based incentives, including stock options and performance stock units.

Selection of Elements

The Compensation Committee has chosen to utilize base salary, performance bonus and equity-based incentives because it believes such a compensation package, taken as a whole, is both competitive in the marketplace and reflects directly on the Company’s primary objective of maximizing shareholder value and growing its brands. The rationale for the selection of each particular element is discussed in detail below.

Determination of Amount of Element; Relation of Elements to Primary Compensation Objectives

The Compensation Committee reviews the amounts payable to each executive under each individual element of compensation, as well as the aggregate amount of compensation to such executive, in making compensation decisions.

Base Salaries

Base salary is determined by position, experience and competitive market factors for comparable talent. Inasmuch as the main objective of the compensation plan is maximizing shareholder value, the Company generally seeks to set base salaries at or near prevailing market rates for comparable levels of responsibility in specialty retail so as to reduce the levels of committed compensation expense on the Company’s financial statements as well as the cash cost to the Company. The Company believes that it needs to offer competitive base salaries in order to retain and attract superior personnel, which is a key step in achieving its primary objectives. For fiscal year 2010, the Compensation Committee decided to maintain executive officer salaries at fiscal year 2009 levels, primarily due to the current economic downturn and resulting market conditions.

Performance Bonuses

The Company’s executive officers are eligible to receive cash incentive bonuses under the Company’s Executive Incentive Plan based on the achievement of specific performance targets established in advance. In determining performance objectives, the Compensation Committee sets forth specific targets that are consistent with its primary objectives. We believe that this plan presents the executive with clear objectives that, if achieved, will maximize shareholder value and further the growth of our brands, while providing commensurate rewards to the executive.

Eligibility

The Compensation Committee determines executive officer eligibility for performance bonuses during the Company’s first fiscal quarter based on the Company’s financial budgets and operating plans and the roles that the executives have in achieving those objectives.

Setting Performance Criteria and Targets

The Compensation Committee sets the performance criteria for each participant during the Company’s first fiscal quarter. The criteria may be based on the performance of the participant, a division, the Company as a whole or a subsidiary of the Company, at the committee’s discretion. Performance criteria may include, depending on the particular participant: sales, profit, return on sales, net operating profit after taxes, investment turnover, customer service indices, funds from operations, income from operations, return on assets, return on net assets, asset turnover, return on equity, return on capital, market price appreciation of shares, economic value added, total shareholder return, net income, pre-tax income, earnings per share, operating profit margin, net income margin, sales margin, cash flow, market share, inventory turnover, sales growth, net revenue growth, capacity utilization, new stores opened, customer penetration, increase in customer base, net income growth, expense control and hiring of personnel. The Compensation Committee determines performance criteria that are appropriate for each participant. The committee may also take into account the opinion of the named executive officer as to which criteria he or she feels is the best indicator of his or her performance. The Compensation Committee, in connection with its assessment of performance criteria for fiscal year 2009, concluded that the criteria or targets do not encourage or promote inappropriate risk-taking by the participants.

Specifically, the Compensation Committee sets criteria based on whether the executive officer has merchant responsibility. The primary criteria for the Chief Executive Officer may include sales, operating profit, stores opened, return on capital, management of inventory levels, hiring goals or other goals determined by the committee. Typically, the primary criteria of the performance bonus plans for executives with merchant responsibilities, such as President of Urban Outfitters Brand or President of Free People Brand, would be sales and operating profits, number of new stores opened, customer penetration, management of inventory levels or other goals determined by the committee. For executive officers who do not have merchant responsibilities, such as the Chief Financial Officer and the General Counsel, the criteria generally include sales and operating profits goals, meeting or exceeding functional area budgets, functional area performance ratings, the number and timing of store openings or other goals determined by the committee.

Each performance criterion is then assigned a performance target. For example, for the criterion of “number of new stores opened,” the target would be the Company’s goal for a specified number of stores opened, consistent with the operating budget and with the brand growth strategies. Or, for the criterion of “sales and operating profits,” the target would be meeting or exceeding the Company’s financial “budget” for the fiscal year, or by meeting or exceeding “stretch” goals for the fiscal year. The thresholds for the functional area budgets are determined by the operating budget and its goal of leveraging selling, general and administrative expenses as top line revenue grows, and those for functional area performance ratings are driven by the brands’ or the Chief Executive Officer’s assessments of the functional areas.

Finally, the Compensation Committee establishes a schedule or matrix for each participant showing the maximum performance bonus (expressed as a percentage of base salary) payable for the achievement of the specified performance target. The specific amounts for each performance target are determined by assessing the profit contribution attained by meeting various targets, and measuring the compensation outcomes achieved by meeting those targets, while taking into account total compensation from base salary, bonus and stock options. The performance targets and the percentage of performance bonus subject to each performance objective for the Company’s named executive officers in fiscal year 2009 are described below in “—Measuring Achievement; Payment of Bonuses.

Role of Named Executive Officers in Determining Performance Factors

With respect to the performance bonus factors of all named executive officers, the Chairman, Chief Executive Officer and Chief Administrative Officer make recommendations to the Compensation Committee, which it considers when setting the performance bonus plans. None of the Chairman, the Chief Executive Officer, or the Chief Administrative Officer has the authority to call Compensation Committee meetings or set meeting agendas themselves nor do they meet with the compensation consultant on an individual basis without the consent of the Compensation Committee or its Chairman.

Measuring Achievement; Payment of Bonuses

At the end of the year, the Compensation Committee determines the extent of achievement of the pre-established performance targets for each criterion. The level of achievement attained is applied to the schedule to determine the individual’s adjusted performance bonus percentage, which is then multiplied by the individual’s award. The Compensation Committee has the discretion to award that amount or reduce the award payable if it believes such action would be in the best interest of the Company and its shareholders. At the end of a year, the Compensation Committee also has the ability to grant cash bonuses to non-named executive officers.

In Fiscal 2009, the Company met its goal of growing sales by more than 20% and profit by more than 25%, and its goal of meeting or exceeding its sales plan, but did not meet its goal of meeting or exceeding its profit plan. The Company did achieve its objectives for the number and timing of store openings. Overall, named executive officers realized 48.6% of their maximum achievable performance bonuses, with a range of 28% to 70% of maximum achievable bonus.

Set forth in the table below are the performance targets and the percentage of performance bonus subject to each performance objective for the Chief Executive Officer, the Chief Financial Officer, the President of Urban Outfitters Brand, the President of Free People Brand and the General Counsel.

For fiscal year 2009, a portion of each named executive officer’s bonus is tied to two different measures of Company-wide sales and profit targets. The first measure is based on whether net sales for specified stores were increased from the prior year by at least 20% (the “Sales Percentage Target”) and whether profit (i.e. income from operations) was increased from the prior year by at least 25% for specified stores (the “Profit Percentage Target”). The second measure is based on whether the Company’s net sales for specified stores meet or exceed the specified dollar of approximately $1.8 billion (the “Sales Plan Target”) and whether the Company’s profit for specified stores meets or exceeds the specified dollar amount of approximately $318.5 million (the “Profit Plan Target”). Each named executive officer also has his or her own additional performance criteria, selected by the Compensation Committee based on the methodology described above in “—Setting Performance Criteria and Targets.”

Glen T. Senk – Chief Executive Officer

Bonus Criteria

Percent of Total Bonus Potential
Company meets Sales Percentage Target and Profit Percentage Target(1)	50%
Company meets Sales Plan Target and Profit Plan Target(2)	25%
Company exceeds Sales Plan Target by more than 2% and Profit Plan Target by more than 5%(2)	25%
100%

(1)	In fiscal year 2009, actual net sales increased by more than 20% and actual profit increased by more than 25%. Accordingly, this performance objective was met.
(2)	In fiscal year 2009, actual net sales of approximately $1.83 billion exceeded the Sales Plan Target, but actual profit of approximately $309.8 million did not meet or exceed the Profit Plan Target. Accordingly, this performance objective was not met.

John E. Kyees – Chief Financial Officer

Bonus Criteria

Percent of Total Bonus Potential
Company meets Sales Percentage Target and Profit Percentage Target(1)	20%
Company meets Sales Plan Target and Profit Plan Target(2)	30%
Individual Goals(3)	50%
100%

(1)	In fiscal year 2009, actual net sales increased by more than 20% and actual profit increased by more than 25%. Accordingly, this performance objective was met.

(2)	In fiscal year 2009, actual net sales of approximately $1.83 billion exceeded the Sales Plan Target, but actual profit of approximately $309.8 million did not meet the Profit Plan Target. Accordingly, this performance objective was not met.
(3)	These four individual goals include (i) meeting or exceeding a target percentage for reducing “shrink” (i.e. the amount of inventory lost as a result of theft or damage); (ii) planning and executing the expansion of a distribution center; (iii) managing all operational areas of responsibility, which is further broken down to include (A) for the call center, the achievement of specified service levels and functioning at or below the call center budget, (B) for the distribution and fulfillment function, the achievement of specified service levels and meeting budget requirements, (C) for the finance function, the successful completion of financial reports on time and accurately, as well as meeting its budget requirements, and (D) for the loss prevention function, the achievement of specified target levels for loss prevention/merchandise control and operating within budget; and (iv) achieving a tax rate of 36% or better. Mr. Kyees attained each of these individual goals. The Compensation Committee expected that these individual goals would be challenging and achievable only through superior performance.

Tedford G. Marlow – President, Urban Outfitters Brand

Bonus Criteria(1)

	Maximum Percent of Total Bonus Potential
Company meets Sales Percentage Target and Profit Percentage Target and Urban Outfitters Brand exceeds its sales plan target by more than 2% and/or its profit plan target by more than 5%(2)(3)	20%
Company exceeds Sales Plan Target by more than 2% and Urban Outfitters Brand exceeds its sales plan target by more than 2% and/or its profit plan target by more than 5%(3)(4)	20	%(3)
Company exceeds Profit Plan Target by more than 5% and Urban Outfitters Brand exceeds its sales plan target by more than 2% and/or its profit plan target by more than 5%(3)(5)	40%
Individual Goals(6)	20%
	100%

(1)	The executive’s bonus criteria are broken down into both “budget” and “stretch” goals. This table includes the “stretch” goals and the maximum bonus potential if each “stretch” goal is met.
(2)	In fiscal year 2009, the Company’s actual net sales increased by more than 20% and the Company’s actual profit increased by more than 25%. Actual Urban Outfitters Brand net sales exceeded the applicable sales plan target by more than 2% and actual profit exceeded the applicable profit plan target by more than 5%. Accordingly, this performance objective was met.
(3)	In setting the fiscal year 2009 objectives, the Compensation Committee believed that exceeding the Urban Outfitters Brand sales plan target by more than 2% and profit plan target by more than 5% would be challenging and achievable only through superior performance. This difficulty was magnified by the adverse impact of economic conditions in the fourth fiscal quarter.
(4)	By achieving actual net sales of approximately $1.83 billion, the Company did not exceed its Sales Plan Target by more than 2%. Therefore, Mr. Marlow did not satisfy the “stretch” goal indicated in this row. However, the Company did exceed its Sales Plan Target by less than 2% which allowed him to meet his applicable “budget” goal. Accordingly he received a payment equal to 10% of his maximum potential bonus for this performance objective.

(5)	By achieving actual profit of approximately $309.8 million, the Company did not meet or exceed its Profit Plan Target. Therefore, Mr. Marlow was not able to meet his “stretch” or “budget” goal for this performance objective and he did not receive the applicable bonus.
(6)	These three individual goals are related to the Urban Outfitters Brand and include (i) improving the average dollar inventory turn by a minimum period of time versus the previous year; (ii) increasing the penetration of Urban Outfitters own brand apparel to a specified demographic market; and (iii) increasing profitability in a specified geographic market. Mr. Marlow was able to achieve goals (i) and (ii), and therefore he received a payment equal to 13.4% of his maximum bonus potential for this goal. The Compensation Committee considered Mr. Marlow’s individual goals to be challenging and achievable only through superior performance.

Margaret Hayne – President, Free People Brand

Bonus Criteria(1)

Maximum Percent of Total Bonus Potential
Company meets Sales Percentage Target and Profit Percentage Target and Free People Brand exceeds its sales plan target by more than 2% and/or its profit plan target by more than 5%(2)(3)	20%
Company exceeds Sales Plan Target by more than 2% and Free People Brand exceeds its sales plan target by more than 2% and/or its profit plan target by more than 5%(3)(4)	20%
Company exceeds Profit Plan Target by more than 5% and Free People Brand exceeds its sales plan target by more than 2% and/or its profit plan target by more than 5%(3)(5)	40%
Individual Goals(6)	20%
100%

(1)	The executive’s bonus criteria are broken down into both “budget” and “stretch” goals. This table includes the “stretch” goals and the maximum bonus potential if each “stretch” goal is met.
(2)	In fiscal year 2009, the Company’s actual net sales increased by more than 20% and the Company’s actual profit increased by more than 25%. Actual Free People Brand net sales exceeded the applicable sales plan target by less than 2% and actual profit exceeded the applicable profit plan target by less than 5%. Accordingly, the performance objective for the “stretch” goal was not met, but the performance objective for the “budget” goal was met. Therefore, Ms. Hayne was eligible to receive half of her maximum potential bonus for this performance objective, which she did.
(3)	In setting the fiscal year 2009 objectives, the Compensation Committee believed that exceeding the Free People Brand sales plan target by more than 2% and profit plan target by more than 5% would be very challenging and achievable only through outstanding performance. This difficulty was magnified by the adverse impact of economic conditions in the fourth fiscal quarter.
(4)	By achieving actual net sales of approximately $1.83 billion, the Company exceeded its Sales Plan Target but did not exceed it by more than 2%. In addition, actual Free People Brand net sales exceeded the applicable sales plan target by less than 2% and actual profit exceeded the applicable profit plan by less than 5%. Due to these results, Ms. Hayne’s performance objective for the “stretch” goal was not met, but the performance objective for the “budget” goal was met. Therefore, Ms. Hayne received half of her maximum potential bonus for this performance objective.
(5)	Actual Free People Brand net sales exceeded the applicable sales plan target by less than 2% and actual profit exceeded the applicable profit plan by less than 5%. Therefore, Ms. Hayne was eligible to receive half of her maximum potential bonus for this performance objective. However, by achieving actual profit of approximately $309.8 million, the Company did not exceed its Profit Plan Target, and therefore, she did not receive a bonus for this performance objective.

(6)	These four individual goals are related to the Free People Brand and include (i) launching a specific line under the Free People Brand and achieving a specific annual sales goal for that new line; (ii) launching another specific line under the Free People Brand and achieving a specific annual sales goal for that new line; (iii) successfully launching a website relating to the Free People Brand; and (iv) achieving an international sales goal for the Free People Brand. For the performance objective listed in this row, amounts payable to Ms. Hayne are dependent on actual Free People Brand net sales and profit and individual goals. Due to the fact that actual Free People Brand net sales exceeded the applicable sales plan target by less than 2% and actual profit exceeded the applicable profit plan target by less than 5%, the performance objective for the “stretch” goal was not met, but the performance objective for the “budget” goal was met. Therefore, Ms. Hayne was eligible to receive half of her maximum potential bonus for this performance objective. With respect to individual goals, she achieved goals (i), (ii) and (iii). As a result, she received a payment equal to 7.5% of her maximum bonus potential. The Compensation Committee believed Ms. Hayne’s individual goals were very challenging and achievable only through outstanding performance.

Glen Bodzy – Secretary and General Counsel

Bonus Criteria

Percent of Total Bonus Potential
Company meets Sales Percentage Target and Profit Percentage Target(1)	20%
Company meets Sales Plan Target and Profit Plan Target(2)	30%
Individual Goals(3)	50%
100%

(1)	In fiscal year 2009, actual net sales increased by more than 20% and actual profit increased by more than 25%. Accordingly, this performance objective was met.
(2)	In fiscal year 2009, actual net sales of approximately $1.83 billion exceeded the Sales Plan Target, but actual profit of approximately $309.8 million did not meet the Profit Plan Target. Accordingly, this performance objective was not met.
(3)	These three individual goals include (i) opening at least 45 stores in fiscal year 2009; (ii) opening a specific number of those stores in the fourth quarter of fiscal year 2009; and (iii) entering fiscal year 2010 with a targeted number of signed leases. Mr. Bodzy was able to attain all of these individual goals. The Compensation Committee considered the target for maximum fourth quarter store openings and overall lease signings to be very challenging and achievable only through superior performance.

The Company did not modify any performance targets during Fiscal 2009 to reflect changes in the financial budgets or goals upon which the performance targets and awards were based. If the Company were to change such financial budgets in the future, however, the Compensation Committee would have discretion to adjust bonus awards accordingly where it believes it is warranted in light of the objectives of the compensation program.

The Compensation Committee is currently in the process of determining performance targets and awards for Fiscal 2010 for the Chief Executive Officer, Chairman and other executive officers.

The Compensation Committee takes historical sales and operating profit performance and the current business environment into account in the development of the performance targets upon which performance bonuses are based.

Equity-Based Incentives

The Compensation Committee believes that stock ownership by management and equity-based performance compensation arrangements are useful tools to align the interests of management with those of the Company’s shareholders. Where executives are shareholders themselves, the executives will realize a direct benefit by achieving the objective of maximizing shareholder value. In addition, as shareholders, executives would stand to benefit from successful growth of the Company’s brands to the extent that this would increase the value of their shareholdings. Accordingly, the Company’s executives are eligible to receive stock options, stock appreciation rights, restricted stock and/or restricted stock units and performance stock units under the Company’s stock incentive plans, which have all been approved by the Company’s shareholders. The Company has in place three stock option plans, including the 2000 Stock Incentive Plan, the 2004 Stock Incentive Plan and the 2008 Stock Incentive Plan (collectively, the “Plans”).

Stock Options

The committee believes that including stock options in the compensation program serves the Company’s longer-term goals. Whereas base salary and performance bonuses compensate for achievement of shorter-term goals, it is anticipated that stock options motivate the executive to focus on the Company’s long-term success because the value of the options generally cannot be realized for several years. To date, the committee has granted only time-based stock options.

The exercise price of stock options is equal to or greater than Fair Market Value of the Company’s Common Shares on the date of the grant, as defined in the Plans. Awards granted pursuant to the Plans may be subject to performance-based vesting conditions; although to date, all stock options have been time-based.

The Compensation Committee determines whether to grant stock options and the size of the grant to each executive officer based upon its subjective assessment. The committee evaluates the executive officer’s performance after taking into consideration prior years’ grants, the organizational impact of the executive officer and the need to respond to competitive conditions in order retain executive officers and attract new candidates. The Committee did not grant any stock options to named executive officers in fiscal year 2009.

The anti-dilution provisions of the Company’s 2004 Stock Incentive Plan and 2000 Stock Incentive Plan were amended on November 14, 2006 by the Board of Directors for the purpose of removing any ambiguity regarding the mandatory nature of those anti-dilution provisions, and to clarify that the Compensation Committee has discretion only with respect to the manner of the adjustment to ensure that equitable and proportionate adjustments are made.

Restricted Stock

Restricted stock awards are one of several equity-based incentives available to the committee under the Plans. The Compensation Committee has not made restricted stock awards to named executive officers except for a one-time grant in fiscal year 2005, however, the committee believes that restricted stock awards generally share the same beneficial characteristics of stock options and fit into the Company’s overall compensation philosophy in the same manner.

Performance Stock Units

Performance stock unit awards are another one of several equity-based incentives available to the Compensation Committee under the Plans. Fiscal year 2009 is the first year that the committee has elected to award performance stock units.

On April 28, 2008, the Compensation Committee made two performance stock unit awards to the Chief Executive Officer. Performance stock units are convertible on a one-for-one basis into Common Shares when vested. Vesting is both time-based and performance based; the awards will not vest until the date specified in the award agreement and are forfeited entirely if the established performance criteria are not achieved. The committee considers the awards granted to be an integral component of the Chief Executive Officer’s overall compensation.

The first award entitles the Chief Executive Officer to receive Common Shares at the end of fiscal year 2010, provided that (i) the average of the Company’s Operating Profit (defined as income from operations divided by net sales, excluding certain types of acquisitions, as these terms as used in the Company’s Consolidated Statements of Income) in fiscal year 2009 and fiscal year 2010 meets or exceeds the established target and (ii) the Fair Market Value (as defined in the Plans) of the Company’s Common Shares at the end of fiscal 2010 meets or exceeds the established threshold. The second award entitles the executive to receive Common Shares at the end of fiscal year 2011, provided that (i) the average of the Company’s Operating Profit in fiscal years 2009 through 2011 meets or exceeds the established target and (ii) the Fair Market Value of the Company’s Common Shares at the end of fiscal 2011 meets or exceeds the established threshold. All performance stock units are forfeited if the performance criteria are not met or in the event of the executive’s Termination of Service (as defined in the Plans) prior to the vesting date. At the time of the award, the Compensation Committee expected that the performance criteria would be challenging and achievable only through superior performance, however, if current economic conditions persist, they may have a material adverse effect on his ability to achieve these performance objectives.

The Compensation Committee believes that the performance stock units awarded in fiscal year 2009 promote the overall profitability of the Company and its shareholders by linking the financial interests of the executive to the achievement of long term growth in shareholder value. Furthermore, these awards are intended to provide the executive with incentive to continue his employment with the Company. In establishing the criteria and vesting periods for these awards, the Compensation Committee selected average Operating Profit of the Company and Fair Market Value of the Company’s Common Shares. The committee believes these criteria support its compensation objective of creating long-term incentives (by providing for delayed vesting of the performance stock unit until goals spanning a two or three periods are met) and tying those incentives directly to shareholder value (by basing the criteria on future Operating Profit and share price).

Under each award, the executive is entitled to receive 30,184 Common Shares (valued on the award date at approximately $1 million) upon satisfaction of the applicable goals. The number of shares issuable under each award will be reduced to the extent that the Fair Market Value of the shares on the date of issuance has a value exceeding $1.3 million.

Timing

The Company generally considers once-a-year grants to a broad group of executives and managers, including named executive officers, typically around the time of its Annual Meeting of Shareholders, and at other times for business purposes related to employee promotions, or retention, or new hires. The Company, as mentioned, made two performance stock unit awards to the Chief Executive Officer in fiscal year 2009. The Company makes grants which are effective on or after the date when the Stock Option Plan Administrator, the Compensation Committee, or, for grants that relate to 40,000 or fewer shares, the Chairman approves the grant. The Company does not time grants with respect to the release of positive or negative material non-public information.

Potential Payments Upon Changes in Control; Certain Corporate Transactions

All of the Plans provide that in the event of a “change in control” of the Company, all remaining unvested options and restricted stock awards will immediately vest and become exercisable, as applicable. “Change in control” is defined to include an event in which any person or group acquires majority beneficial ownership of the Company, other than Richard A. Hayne or benefit plans sponsored by either the Company or its subsidiaries. The basis for the change in control provisions is that they are consistent with previous Company plans, customary in industry practice and competitive in the marketplace. Assuming a change in control of the Company occurred on January 31, 2009, the Chief Executive Officer, Glen T. Senk, would have received full vesting of restricted stock units in an amount equal to $6,232,000. Performance stock units under Mr. Senk’s two performance stock unit awards do not vest automatically upon a change in control.

In the event of certain corporate transactions (such as a merger, consolidation, acquisition of property or stock, separation, reorganization, or liquidation), the Compensation Committee has discretion to terminate all or a portion of outstanding options and stock appreciation rights, effective as of the closing of the corporate transaction, if it determines that such termination is in the best interests of the Company. If the committee decides to terminate, the holder will have the right to exercise outstanding options and stock appreciation rights on at least seven days’ notice. The basis for selecting these corporate transactions as a triggering event for potential termination by the Compensation Committee is that it is customary in industry practice.

Additional Types of Compensation

In addition to the three main elements, the Company provides additional compensation to its executive officers in the form of: (i) a 401(k) matching contribution which is available to all employees who have completed six months of service, which is $0.25 on every $1.00 of employee deferral up to 6% of salary match, with a vesting schedule of 20% a year for five years, and with the deferral limited by applicable law; (ii) a Christmas bonus, capped at $5,000; and (iii) employee awards made to all staff with fixed dollar amounts for terms of service, in five-year service increments, ranging from $1,000 for 10 years of service to $15,000 for 30 years of service.

Benchmarking

The Compensation Committee does not engage in formal benchmarking when setting compensation of the Company’s named executive officers, including the Chief Executive Officer, although the committee has in the past and would expect in the future to consider information regarding compensation of executive officers of other specialty apparel retailers in developing the compensation plan.

The Compensation Committee takes the Company’s own historical data into consideration to ensure that compensation increases are consistent with the growth in responsibility and operating profit of its executives. Each year the committee reviews a summary of all of the Company’s named executive officer and key management personnel compensation for the previous fiscal year as well as prior fiscal years. All historical data is viewed with the operating results and responsibilities of management personnel and specific performance.

Compensation Committee Discretion

The factors related to increasing the compensation and potential compensation from bonuses of named executive officers from year-to-year takes into account increased sales and profitability, performance and measurably increased responsibilities, with a focus on both performance and the leveraging of selling, general and administrative expenses. Historically, the Company has not decreased base salaries or the bonus potential of named executive officers. This is because its history of growth has led to larger responsibilities for its named executive officers and because as a matter of philosophy, it does not generally reduce these compensation elements for existing employees. As more fully described above, however, at the Chairman’s request, the Compensation Committee set the Chairman’s base salary at $1.00 in fiscal year 2009 and that salary remains in effect for fiscal year 2010.

As stated above, the Compensation Committee has discretion in the granting of Performance Bonus Awards and can grant such awards to named executive officers, at its discretion, even if specified performance goals are not achieved. The requirements for Performance Bonus Awards were not waived in Fiscal 2009, but could be waived in the future to reward specific performance achievements in an instance where the actual criteria for a performance bonus were not met or for purposes of retention.

Pursuant to the 2004 Stock Incentive Plan and the 2008 Stock Incentive Plan, the Compensation Committee has discretion to accelerate the date on which options or stock appreciation rights may be exercised, and may accelerate the date of termination of the restrictions applicable to restricted stock and restrict stock units if it determines that to do either would be in the best interests of the Company and the plan participants.

The Company at present has no employment agreements or contracts with its named executive officers and has no policies for post termination compensation arrangements. In the future, however, the Company may, in its sole discretion, decide to provide some form of severance in the event that a named executive officer’s employment ceases. No named executive officers separated from the Company in Fiscal 2009 and no such payments were made.

Tax and Accounting Considerations

Historically, the Company has believed that the tax and accounting treatments of stock options were a favorable factor in its granting of them. The advent of FAS 123(R) and the change in accounting treatment accorded the granting of stock options has changed that assessment.

The applicability of Section 162(m) of the Internal Revenue Code may affect the tax deductibility of certain portions of named executive officers’ compensation. Wherever possible, the Company structures compensation for its executive officers in a way that preserves tax deductibility under Section 162(m).

The Company does not usually consider the tax consequences to named executive officers of cash compensation or of equity based compensation, though it considers the tax treatment to the Company for non-qualified options and the non-qualifying disposition of qualified options to be favorable.

Security Ownership Guidelines

The Company has no policy that requires or that sets guidelines for the ownership of Common Shares of the Company; nor does it have any policy on the hedging of economic risk of such ownership or of vested stock options, other than requiring full compliance with all applicable laws.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)		Total ($)
Glen T. Senk,	2009	1,003,846	5,000	1,156,359	(4)	—	1,000,000	—	4,534	(5)	3,166,580
Chief Executive Officer	2008	750,000	250,000	1,153,200		—	300,000	—	7,683		2,460,883
Urban Outfitters, Inc.	2007	577,218	5,000	1,153,200		—	50,000	—	3,438		1,788,856
(Principal Executive Officer)

John E. Kyees,	2009	439,615	5,000	—		—	184,800	—	4,150	(6)	633,565
Chief Financial Officer	2008	424,500	5,000	—		87,408	50,000	—	4,461		571,369
Urban Outfitters, Inc.	2007	411,585	5,000	—		159,502	—	—	4,175		580,262
(Principal Financial Officer)

Tedford A. Marlow,	2009	469,731	5,000	—		—	244,438	—	278	(7)	719,447
President,	2008	453,904	5,000	—		—	50,000	—	268		509,172
Urban Outfitters Brand	2007	436,676	5,000	—		—	50,000	—	205		491,881

Margaret Hayne,	2009	337,500	5,000	—		—	115,500	—	4,011	(8)	462,011
President,
Free People Brand

Glen A. Bodzy,	2009	299,769	5,000	—		—	105,000	—	4,068	(9)	413,837
Secretary and General Counsel	2008	289,692	6,314	—		40,180	35,000	—	4,451		375,637
Urban Outfitters, Inc.	2007	281,085	5,000	—		78,869	30,000	—	3,329		398,283

(1)	Stock award represents 400,000 shares of restricted Common Shares with a grant date weighted average fair value of $14.42 per share, resulting in a grant date fair value of $5,768,000, which has a term of five years .
(2)	Compensation expense recorded for option awards are calculated under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.” The estimated fair value of the options for Fiscal 2009 were calculated using the Lattice Binomial Option Pricing Model and all other years presented were calculated using the Black Sholes option pricing Model. For a further description of the assumptions and accounting for stock options, see footnote 9 in the Company’s annual report on Form 10-K for the fiscal year ending January 31, 2009.
(3)	Includes matching cash contributions in Fiscal 2009 by the Company under the Urban Outfitters 401(k) Savings Plan of $4,370 for Mr. Senk, $3,723 for Mr. Kyees, $3,863 for Ms. Hayne and $3,790 for Mr. Bodzy.
(4)	In accordance with FAS123(R), the Company did not record compensation expense during Fiscal 2009 with respect to two performance stock unit awards granted on April 28, 2008. These performance stock unit awards vest only upon satisfaction of certain performance conditions. The awards were valued using a Lattice Binomial model. In accordance with FAS123(R), the compensation expense amount of $442,102 was not recognized for financial statement reporting purposes because vesting was deemed highly improbable. For a further description of the assumptions and accounting for performance stock units, see footnote 9 in the Company’s annual report on Form 10-K for the fiscal year ending January 31, 2009. Whether Mr. Senk will receive any shares in respect of the performance stock units is contingent on whether the Company achieves certain performance objectives. For a description of these performance objectives, see “Compensation of Executive Officers—Compensation Discussion and Analysis—Stock Related Incentives—Performance Stock Units.
(5)	Includes life insurance premiums paid by the Company for Mr. Senk in the amount of $164.
(6)	Includes life insurance premiums paid by the Company for Mr. Kyees in the amount of $427.
(7)	Includes life insurance premiums paid by the Company for Mr. Marlow in the amount of $278.
(8)	Includes life insurance premiums paid by the Company for Ms. Hayne in the amount of $148.
(9)	Includes life insurance premiums paid by the Company for Mr. Bodzy in the amount of $278.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Target ($)	Maximum ($)	Target (#)	Maximum (#)
Glen T. Senk	—	2,000,000	2,000,000	—	—	—	—	—	—
	4/28/2008			60,368	60,368	—	—	—	2,000,000	(2)
John E. Kyees	—	264,000	264,000	—	—	—	—	—	—
Tedford A. Marlow	—	282,000	564,000	—	—	—	—	—	—
Margaret Hayne	—	210,000	420,000	—	—	—	—	—	—
Glen A. Bodzy	—	150,000	150,000	—	—	—	—	—	—

(1)	The threshold column has been omitted because the Company’s bonus plan for Fiscal 2009 did not provide for the threshold concept. The target and the maximum potential award for achieving all of the initial bonus goals are the same, except for Tedford A. Marlow and Margaret Hayne. The amounts shown in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table (on page 23) reflect that some goals were achieved and some were not met. For a further discussion on how the Compensation Committee determines the criteria for the Company’s executive officers’ performance bonuses, please see “Compensation Discussion and Analysis—Determination of Amount of Element; Relation of Elements to Primary Compensation Objectives—Performance Bonuses” above. For a description of each named executive officer’s performance objectives, please see “Compensation Discussion and Analysis—Determination of Amount of Element; Relation of Elements to Primary Compensation Objectives—Performance Bonuses—Performance Targets” above.
(2)	Based on the closing price on April 28, 2008, the date the performance stock unit awards were made. Whether Mr. Senk will receive any shares in respect of the performance stock units is contingent on whether the Company achieves certain performance objectives. For a description of these performance objectives, see “Compensation of Executive Officers—Compensation Discussion and Analysis—Stock Related Incentives—Performance Stock Units.”

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Glen T. Senk	1,600,000		0	0	14.35	6/20/2014	—	—	—		—
	100,000	(1)	0	0	31.11	11/17/2015	—	—	—		—
	—		—	—	—	—	—	—	400,000	(2)	6,232,000	(3)
									60,368	(4)	940,533	(5)
John E. Kyees	200,000			0	9.22	11/23/2011	—	—	—		—
	300,000		0	0	14.35	6/20/2014	—	—	—		—
Tedford A. Marlow	600,000		0	0	1.47	7/23/2011	—	—	—		—
	100,000	(6)	0	0	31.11	11/17/2015	—	—	—		—
Margaret Hayne	—		—	—	—	—	—	—	—		—
Glen A. Bodzy	8,000		0	0	3.37	5/18/2009	—	—	—		—
	48,000		0	0	1.08	8/31/2010	—	—	—		—
	128,000		0	0	1.43	8/8/2011	—	—	—		—
	160,000			0	5.91	9/5/2013	—	—	—		—
	80,000	(7)	0	0	31.11	11/17/2015	—	—	—		—

(1)	Options vested in their entirety on January 18, 2006. All Common Shares acquired upon exercise of these options are required to be held by Mr. Senk until November 18, 2010.
(2)	Restricted Common Shares vest on June 21, 2009.
(3)	Calculated by multiplying our closing market price on January 30, 2009 by the number of restricted Common Shares that have not vested.
(4)	If all performance objectives are achieved, 30,184 performance stock units will convert into Common Shares on a one-for-one basis upon vesting on January 31, 2010. If all performance objectives are achieved, 30,184 performance stock units will convert into Common Shares on a one-for-one basis upon vesting on January 31, 2011. If performance objectives under the respective award are not achieved, all performance stock units under that award are forfeited. For a further description of these performance stock unit awards, see “Compensation of Executive Officers—Compensation Discussion and Analysis—Stock Related Incentives—Performance Stock Units.”
(5)	Calculated by multiplying our closing market price on January 30, 2009 by the number of performance stock units that have not vested.
(6)	Options vested in their entirety on January 18, 2006. All Common Shares acquired upon exercise of these options are required to be held by Mr. Marlow until November 18, 2010.
(7)	Options vested in their entirety on January 18, 2006. All Common Shares acquired upon exercise of these options are required to be held by Mr. Bodzy until November 18, 2010.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2009

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Glen T. Senk	—		—	—
John E. Kyees	300,000	4,750,903	—
Tedford A. Marlow	300,000	8,610,843	—	—
Margaret Hayne	—	—	—	—
Glen A. Bodzy	—	—	—	—

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Company’s Board of Directors (collectively, the “Committee”) has submitted the following report for inclusion in this Proxy Statement:

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for filing with the SEC.

The foregoing report is provided by the following Directors, who constitute the Compensation Committee:

Scott A. Belair, Chairman of the Compensation Committee

Joel S. Lawson III

Robert H. Strouse

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Mr. Belair, Mr. Lawson and Mr. Strouse. No member of the Compensation Committee is or was during Fiscal 2009 an employee, or is or ever has been an officer, of the Company or its subsidiaries. No executive officer of the Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of the Company’s Board or Compensation Committee. Please see “Certain Business Relationships” below with respect to Mr. Belair.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit Number	Description
3.1**	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2**	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3**	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1**	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2004.

10.2**	First Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

10.3**	Second Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on March 28, 2008.

10.4+**	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2005.

10.5+**	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.6+**	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 filed on August 3, 1999.

10.7+**	2000 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

10.8+**	2008 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008.

10.9+**	Urban Outfitters Executive Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2005.

21.1**	List of Subsidiaries is incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2009.

23.1**	Consent of Deloitte & Touche LLP is incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1***	Section 1350 Certification of the Company’s Principal Executive Officer is incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2009.

32.2***	Section 1350 Certification of the Company’s Principal Financial Officer is incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2009.

*	Filed herewith
**	Previously filed and incorporated by reference.
***	Previously furnished and incorporated by reference.
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

June 19, 2009	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
President

	By:	/s/ GLEN T. SENK
Glen T. Senk
(Principal Executive Officer)

	By:	/s/ JOHN E. KYEES
John E. Kyees
(Principal Financial Officer)