Form 10-Q
period 2009-07-31
URBAN OUTFITTERS INC
filed 2009-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009

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

Common stock, $0.0001 par value—168,308,888 shares outstanding on September 4, 2009.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2009	January 31, 2009	July 31, 2008
Assets
Current assets:
Cash and cash equivalents	$152,885	$316,035	$160,391
Marketable securities	135,875	49,948	76,905
Accounts receivable, net of allowance for doubtful accounts of $1,368, $1,229 and $2,395, respectively	32,039	36,390	32,468
Inventories	217,050	169,698	211,205
Prepaid expenses, deferred taxes and other current assets	46,005	52,331	47,762

Total current assets	583,854	624,402	528,731
Property and equipment, net	528,295	505,407	507,399
Marketable securities	294,519	155,226	191,129
Deferred income taxes and other assets	38,553	43,974	41,130

Total Assets	$1,445,221	$1,329,009	$1,268,389

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$85,336	$62,955	$88,521
Accrued expenses, accrued compensation and other current liabilities	74,764	78,195	83,478

Total current liabilities	160,100	141,150	171,999

Deferred rent and other liabilities	136,906	134,084	128,252

Total Liabilities	297,006	275,234	300,251

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 168,200,288, 167,712,088 and 167,164,738 shares issued and outstanding, respectively	17	17	17
Additional paid-in-capital	175,839	170,166	160,615
Retained earnings	981,165	901,339	801,520
Accumulated other comprehensive (loss) income	(8,806)	(17,747)	5,986

Total Shareholders’ Equity	1,148,215	1,053,775	968,138

Total Liabilities and Shareholders’ Equity	$1,445,221	$1,329,009	$1,268,389

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net sales	$458,626	$454,295	$843,422	$848,587
Cost of sales, including certain buying, distribution and occupancy costs	271,535	267,785	513,021	503,397

Gross profit	187,091	186,510	330,401	345,190
Selling, general and administrative expenses	108,650	103,590	205,840	199,328

Income from operations	78,441	82,920	124,561	145,862
Other income, net	939	2,445	3,030	5,665

Income before income taxes	79,380	85,365	127,591	151,527
Income tax expense	30,359	28,377	47,765	51,982

Net income	$49,021	$56,988	$79,826	$99,545

Net income per common share:
Basic	$0.29	$0.34	$0.48	$0.60

Diluted	$0.29	$0.33	$0.47	$0.58

Weighted average common shares:
Basic	167,919,873	166,698,963	167,691,718	166,412,217

Diluted	170,719,274	171,687,530	170,521,836	171,148,661

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net income	$79,826	$99,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,093	39,814
Provision (benefit) for deferred income taxes	4,564	(5,173)
Excess tax benefit on share-based compensation	(2,177)	(8,053)
Share-based compensation expense	2,271	1,488
Loss on disposition of property and equipment, net	152	1
Changes in assets and liabilities:
Receivables	4,477	(5,973)
Inventories	(45,959)	(39,323)
Prepaid expenses and other assets	9,869	231
Payables, accrued expenses and other liabilities	17,564	13,436

Net cash provided by operating activities	115,680	95,993

Cash flows from investing activities:
Cash paid for property and equipment	(57,440)	(53,921)
Cash paid for marketable securities	(367,439)	(264,441)
Sales and maturities of marketable securities	140,129	262,669

Net cash used in investing activities	(284,750)	(55,693)

Cash flows from financing activities:
Exercise of stock options	1,225	6,870
Excess tax benefits from stock option exercises	2,177	8,053

Net cash provided by financing activities	3,402	14,923

Effect of exchange rate changes on cash and cash equivalents	2,518	(103)

(Decrease) increase in cash and cash equivalents	(163,150)	55,120
Cash and cash equivalents at beginning of period	316,035	105,271

Cash and cash equivalents at end of period	$152,885	$160,391

Supplemental cash flow information:
Cash paid during the year for:
Income Taxes	$37,517	$58,785

Non-cash investing activities—accrued capital expenditures	$1,460	$11,822

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

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

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and six months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2 on May 1, 2009, and the adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1” and “APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 107-1 and APB No. 28-1 on May 1, 2009, and the adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on when a transaction is not considered orderly, as defined in FSP SFAS No. 157. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP SFAS No. 157-4 on May 1, 2009, and the adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”). The standard requires disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective May 1, 2009; we have evaluated subsequent events through the issuance of these financial statements on September 8, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

3.	Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net income	$49,021	$56,988	$79,826	$99,545
Foreign currency translation	7,153	(234)	8,494	(340)
Unrealized gains/(losses) on marketable securities, net of tax	936	(133)	447	(909)

Comprehensive income	$57,110	$56,621	$88,767	$98,296

4.	Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2009, January 31, 2009 and July 31, 2008 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2009
Short-term Investments:
Municipal bonds	$54,442	$274	$(51)	$54,665
Federal government agencies	76,938	83	—	77,021
Equities	1,820	—	(630)	1,190
FDIC insured corporate bonds	3,002	—	(3)	2,999

	136,202	357	(684)	135,875

Long-term Investments:
Municipal bonds	61,777	517	(30)	62,264
Federal government agencies	122,899	430	(52)	123,277
Auction rate securities (1)	43,050	—	(5,166)	37,884
FDIC insured corporate bonds	70,778	321	(5)	71,094

	298,504	1,268	(5,253)	294,519

	$434,706	$1,625	$(5,937)	$430,394

As of January 31, 2009
Short-term Investments:
Municipal bonds	$15,814	$123	$—	$15,937
Mutual Funds	5,046	—	—	5,046
Federal government agencies	24,975	—	—	24,975
Demand notes and equities	4,840	2	(852)	3,990

	50,675	125	(852)	49,948

Long-term Investments:
Municipal bonds	76,517	1,239	(10)	77,746
Auction rate securities (1)	44,025	—	(5,283)	38,742
Federal government agencies	25,640	—	(141)	25,499
FDIC insured corporate bonds	13,318	—	(79)	13,239

	159,500	1,239	(5,513)	155,226

	$210,175	$1,364	$(6,365)	$205,174

As of July 31, 2008
Short-term Investments:
Municipal bonds	$38,164	$281	$—	$38,445
Auction rate securities	38,460	—	—	38,460

	76,624	281	—	76,905

Long-term Investments:
Municipal bonds	137,298	1,741	(10)	139,029
Auction rate securities (1)	52,640	—	(540)	52,100

	189,938	1,741	(550)	191,129

	$266,562	$2,022	$(550)	$268,034

(1)	Auction Rate Securities (“ARS”) have been classified as long-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of July 31, 2009, January 31, 2009 and July 31, 2008 due to ARS auction failures.

Proceeds from the sale and maturities of available-for-sale securities were $140,129 and $262,669 as of the six months ended July 31, 2009 and 2008, respectively. For the three and six months ended July 31, 2009 the Company included in other income net realized gains of $40 and $749, respectively. For the three and six months ended July 31, 2008 the Company included in other income net realized gains of $2 and $116, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,515 and $2,537 for the three and six months ended July 31, 2009, respectively. Amortization of discounts and premiums, net, resulted in charges of $680 and $1,207 for the three and six months ended July 31, 2008, respectively.

As of July 31, 2009, the par value of the Company’s ARS was $43,050 and the estimated fair value was $37,884. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. As of July 31, 2009 none of the Company’s investments have been in a loss position for greater than 12 months. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not more likely than not that it will be required to sell the underlying securities before their anticipated recovery.

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

	Marketable Securities Fair Value as of July 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$116,929	$—	$116,929
Auction rate securities	—	—	37,884	37,884
Federal government agencies	200,298	—	—	200,298
FDIC insured corporate bonds	74,093	—	—	74,093
Equities	1,190	—	—	1,190

	$275,581	$116,929	$37,884	$430,394

	Marketable Securities Fair Value as of January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$93,683	$—	$93,683
Mutual funds	5,046	—	—	5,046
Auction rate securities	—	—	38,742	38,742
Federal government agencies	50,474	—	—	50,474
FDIC insured corporate bonds	13,239	—	—	13,239
Demand notes and equities	988	3,002	—	3,990

	$69,747	$96,685	$38,742	$205,174

	Marketable Securities Fair Value as of July 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$177,474	$—	$177,474
Auction rate securities	—	38,460	52,100	90,560

	$—	$215,934	$52,100	$268,034

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

Level 3 consists of financial instruments where there was no active market as of July 31, 2009, January 31, 2009 and July 31, 2008. As of July 31, 2009 all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $5,166 as of July 31, 2009. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 6.5% of the Company’s total cash, cash equivalents and marketable securities as of July 31, 2009. As of July 31, 2009 none of the Company’s investments have been in a loss position for greater than 12 months.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended July 31, 2009	Fiscal Year Ended January 31, 2009	Three Months Ended July 31, 2008
	Auction Rate Securities	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$38,742	$61,375	$61,375
Total gains or (losses) realized/unrealized:
Included in earnings	—	(2,880)	—
Included in other comprehensive income	117	(5,283)	(540)
Purchases, issuances and settlements	(975)	(17,350)	(8,735)
Transfers in and/or out of Level 3	—	2,880	—

Ending balance at end of period	$37,884	$38,742	$52,100

Total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses related to assets still held at reporting date	$5,166	$5,283	$540

	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$38,742	$61,375
Total gains or (losses) realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	117	(540)
Purchases, issuances and settlements	(975)	(8,735)
Transfers in and/or out of Level 3	—	—

Ending balance at end of period	$37,884	$52,100

Total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses related to assets still held at reporting date	$5,166	$540

6.	Line of Credit Facility

On December 11, 2007, the Company renewed and amended its line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100,000 at the Company’s discretion, subject to a seven day request period. As of July 31, 2009, the credit limit under the Line was $60,000. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the six months ended July 31, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $38,549 as of July 31, 2009. The available credit under the Line was $61,451 as of July 31, 2009, which includes the accordion feature up to $100,000. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition does not affect the original line agreement.

7.	Share-Based Compensation

Stock Options

The Company recorded $888 and $1,667 of stock compensation expense related to stock option awards as well as related tax benefits of $332 and $600 in its Condensed Consolidated Statements of Income for the three and six months ended July 31, 2009, or less than $.01 for both basic and diluted earnings per share for each of these periods. Stock compensation expense related to stock option awards included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2008 was $377 and $759 with related tax benefits of $139 and $280, respectively. During the three and six months ended July 31, 2009, the Company granted 102,500 and 330,000 stock option awards, respectively. The Company granted 91,000 and 111,500 stock option awards during the three and six months ended July 31, 2008. For stock options granted during the three and six months ended July 31, 2009 and 2008, a lattice binomial stock option pricing model was used to calculate the estimated fair values of the grants. Total compensation expense of stock options granted but not yet vested, as of July 31, 2009, was $11,868, which is expected to be recognized over the weighted average period of 2.4 years.

Restricted Shares

During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense resulting from this grant of $161 and $442 is included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2009, respectively. Share-based compensation expense for the three and six months ended July 31, 2008 was $291 and $575 and is included in the accompanying Condensed Consolidated Statements of Income. As of July 31, 2009, this was the only grant of non-vested, non-performance shares. As of July 31, 2009 these shares were fully vested, with no further expense to be recognized.

Performance Shares

In April 2008, the Company granted two separate awards of 30,184 Performance Stock Units (“PSU’s”) each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance criteria. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a lattice binomial model. The Company has not recognized compensation expense in the Company’s Condensed Consolidated Statements of Income related to these PSU awards during the three and six months ended July 31, 2009 due to vesting being deemed highly improbable based on the unlikely achievement of the performance criteria governing the grant. The performance criteria achievement is re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense will be recognized prospectively as of the current reporting period.

In April 2009, the Company granted two separate awards of 54,466 PSU’s each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant C”), and three years for the second grant (“Grant D”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant C had a grant date fair value of $12.22 per share and Grant D had a grant date fair value of $12.89 per share, with both grants having a total grant date fair value of $1,368. The grant date fair value was calculated using a lattice binomial model. For the three and six months ended July 31, 2009, related share-based compensation expense of $158 and $162, respectively, is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost for these non-vested PSU’s granted as of July 31, 2009 was $1,206, which is expected to be recognized over the weighted average period of 1.5 years.

8.	Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	167,919,873	166,698,963	167,691,718	166,412,217
Effect of dilutive options and restricted stock	2,799,401	4,988,567	2,830,118	4,736,444

Diluted weighted average shares outstanding	170,719,274	171,687,530	170,521,836	171,148,661

For the three months ended July 31, 2009 and 2008, options to purchase 5,468,700 common shares with an exercise price range of $18.25 to $37.51 and options to purchase 66,500 common shares with an exercise price range of $24.20 to $30.50, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 5,511,575 and 3,507,750 common shares were outstanding for the six months ended July 31, 2009 and 2008, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $16.58 to $37.51 and $24.20 to $31.11 for the six months ended July 31, 2009 and 2008, respectively.

9.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10.	Segment Reporting

The Company is an international retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its four brands operating through 309 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of July 31, 2009. The Company’s retail stores and their direct marketing campaigns are considered a single operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for both the three and six month periods ended July 31, 2009 and July 31, 2008, respectively. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to our Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

	July 31, 2009	January 31, 2009	July 31, 2008
Inventories
Retail operations	$204,504	$157,030	$195,306
Wholesale operations	12,546	12,668	15,899

Total inventories	$217,050	$169,698	$211,205

Property and equipment, net
Retail operations	$523,483	$500,650	$502,992
Wholesale operations	4,812	4,757	4,407

Total property and equipment, net	$528,295	$505,407	$507,399

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net sales
Retail operations	$432,720	$426,292	$793,321	$796,402
Wholesale operations	27,945	30,497	53,634	57,377
Intersegment elimination	(2,039)	(2,494)	(3,533)	(5,192)

Total net sales	$458,626	$454,295	$843,422	$848,587

Income from operations
Retail operations	$77,166	$80,573	$123,835	$141,399
Wholesale operations	6,244	6,579	9,946	13,523
Intersegment elimination	16	(432)	(136)	(974)

Total segment operating income	83,426	86,720	133,645	153,948
General corporate expenses	(4,985)	(3,800)	(9,084)	(8,086)

Total income from operations	$78,441	$82,920	$124,561	$145,862

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2009	January 31, 2009	July 31, 2008
Property and equipment, net
Domestic operations	$465,683	$460,551	$451,515
Foreign operations	62,612	44,856	55,884

Total property and equipment, net	$528,295	$505,407	$507,399

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net sales
Domestic operations	$414,540	$411,213	$765,671	$771,003
Foreign operations	44,086	43,082	77,751	77,584

Total net sales	$458,626	$454,295	$843,422	$848,587

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate two business segments, a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel and Leifsdottir, Anthropologie’s recently launched wholesale concept. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel.

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

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume, as discussed in our results of operations, may correlate to changes in customer traffic. Transaction volume changes may be caused by response to our brands’ fashion offerings, our web advertising, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2010 will end on January 31, 2010.

Our long-term goal is to achieve a net sales compounded annual growth rate of 20% or better through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of July 31, 2009, we operated 148 Urban Outfitters stores of which 124 were located in the United States, 7 were located in Canada and 17 were located in Europe. For the six months ended July 31, 2009, we opened six new Urban Outfitters stores, all of which were located within the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store net sales accounted for approximately 33.9% and 5.2% of consolidated net sales, respectively, for the six months ended July 31, 2009, compared to 35.0% and 6.2%, respectively, for the comparable period in fiscal 2009.

As of July 31, 2009, we operated 127 Anthropologie stores of which 124 were located in the United States and 3 were located in Canada. During the six months ended July 31, 2009, we opened six new Anthropologie stores, three of which were located within the United States and three which were located in Canada. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s store net sales accounted for approximately 36.9% of consolidated net sales for the six months ended July 31, 2009, compared to 36.7% for the comparable period in fiscal 2009.

As of July 31, 2009, we operated 33 Free People stores, all of which were located in the United States. During the six months ended July 31, 2009 we opened three new Free People Stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 2.0% of consolidated net sales for the six months ended July 31, 2009, compared to 1.6% for the comparable period in fiscal 2009.

As of July 31, 2009, we operated one Terrain store which was located in Glen Mills, PA. Terrain is our newest store concept and is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design services. We plan to open additional stores over the next several years. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the six months ended July 31, 2009 and July 31, 2008.

For all brands combined, we plan to open 34 to 36 new stores during fiscal 2010, including approximately 5 new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended July 31, 2009, we circulated approximately 4.3 million catalogs compared to 4.5 million catalogs during the same period in fiscal 2009. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to circulate approximately 18.4 million catalogs during fiscal 2010, down from approximately 21.5 million catalogs circulated during fiscal 2009. Reduced circulation expenditures will be replaced with investments in web marketing. We expect the number of catalogs circulated to be consistent over the next few years.

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

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended July 31, 2009, we circulated approximately 2.4 million Urban Outfitters catalogs compared to approximately 2.4 million catalogs during the comparable period in fiscal 2009. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to maintain circulation of approximately 12 million catalogs during fiscal 2010 and continue to further invest in web marketing initiatives. We expect the number of catalogs circulated to be consistent over the next few years.

Urban Outfitters also operates a web site, www.urbanoutfitters.com, which accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Urban Outfitters store operations.

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

In October 2005, Free People introduced a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. For the three months ended July 31, 2009, we circulated approximately 1.0 million Free People catalogs compared to approximately 0.9 million catalogs during the comparable period in fiscal 2009. We believe Free People catalogs expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 7.4 million catalogs during fiscal 2010 and intend to further increase the level of catalog circulation over the next few years.

Free People also operates a web site, www.freepeople.com, that accepts orders directly from consumers. The web site exposes consumers to the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. As with the Free People catalog, we believe the web site increases Free People’s reputation and recognition of the brand with its target customers, as well as helps to support our Free People store operations.

Direct-to-consumer sales for all brands combined were approximately 15.5% and 15.6% of consolidated net sales for the three and six months ended July 31, 2009, respectively. For the three and six months ended July 31, 2008, direct-to-consumer sales for all brands combined were 13.3% and 14.0%, respectively.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Urban Outfitters and Free People stores. Free People wholesale sales accounted for approximately 5.2% and 5.5% of consolidated net sales for the three and six months ended July 31, 2009, respectively. For the three and six months ended July 31, 2008, Free People wholesale sales accounted for 6.0% and 6.1% of consolidated net sales, respectively.

During the second quarter of fiscal 2009, we launched Leifsdottir, the Anthropologie brand’s wholesale division. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for the three and six months ended July 31, 2009 and July 31, 2008.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of July 31, 2009, January 31, 2009 and July 31, 2008, reserves for estimated sales returns in-transit totaled $7.9 million, $7.5 million and $7.4 million, representing 2.7%, 2.7% and 2.5% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that we have both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as ARS that fail at auction and do not liquidate under normal course are classified as long term assets, any successful auctions would be classified as current assets. Marketable securities as of July 31, 2009, January 31, 2009 and July 31, 2008 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of July 31, 2009, January 31, 2009 and July 31, 2008 totaled $217.1 million, $169.7 million and $211.2 million, representing 15.0%, 12.8% and 16.7% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2009, January 31, 2009 and July 31, 2008 totaled $528.3 million, $505.4 million and $507.4 million, respectively, representing 36.6%, 38.0% and 40.0% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the six months ended July 31, 2009 and 2008, as well as for fiscal 2009, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations for the three and six months ended July 31, 2009 and 2008, as well as for fiscal year 2009.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2009, January 31, 2009 and July 31, 2008 totaled $41.5 million, $46.3 million and $40.7 million, representing 2.9%, 3.5% and 3.2% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income.

Valuation allowances as of July 31, 2009, January 31, 2009 and July 31, 2008 were $1.8 million, $1.4 million, and $1.2 million, respectively. These changes in valuation allowances are due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries as well as those in certain state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	59.2	58.9	60.8	59.3

Gross profit	40.8	41.1	39.2	40.7
Selling, general and administrative expenses	23.7	22.8	24.4	23.5

Income from operations	17.1	18.3	14.8	17.2
Other income, net	0.2	0.5	0.4	0.7

Income before income taxes	17.3	18.8	15.2	17.9
Income tax expense	6.6	6.2	5.7	6.1

Net income	10.7%	12.6%	9.5%	11.8%

Three Months Ended July 31, 2009 Compared To Three Months Ended July 31, 2008

Net sales for the second quarter of fiscal 2010 increased by $4.3 million or 1.0% to $458.6 million from $454.3 million in the second quarter of fiscal 2009. This increase was primarily attributable to a $6.4 million, or 1.5%, increase in retail segment net sales. Retail segment net sales for the second quarter of fiscal 2010 accounted for 94.4% of total net sales compared to 93.8% of net sales for the second quarter of fiscal 2009. Wholesale segment net sales, excluding net sales to our retail segment, decreased $2.1 million, or 7.5%, to $25.9 million during the second quarter of fiscal 2010. The growth in our retail segment net sales during the second quarter of fiscal 2010 was driven by a $28.6 million increase in new and non-comparable store net sales and a $10.4 million increase in direct-to-consumer net sales. These retail segment net sales increases were partially offset by a decrease of $21.9 million in comparable store net sales and $10.7 million of unfavorable foreign currency translation. Our total comparable store net sales decrease of 6.2% was comprised of decreases of 7.6% at Urban Outfitters, 4.1% at Anthropologie and 15.9% at Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 55 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales decreases for the second quarter of fiscal 2010 were driven by decreases in the number of transactions, the average unit retail prices per transaction and units per transaction. Thus far during the third quarter of fiscal 2010, our total comparable store net sales are consistent with our fiscal 2010 second quarter rate. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites. Catalog circulation decreased by approximately 0.1 million catalogs or 1.8% over the prior year. Wholesale net sales decrease was driven by a decrease in average unit selling price and units sold to department and specialty stores. Leifsdottir, Anthropologie’s wholesale division, net sales were not comparable during the second quarter of fiscal 2010. Leifsdottir launched during the second quarter of fiscal 2009.

Gross profit rate for the second quarter of fiscal 2010 decreased to 40.8% of net sales from 41.1% of net sales in fiscal 2009. The decrease in rate was primarily due to merchandise markdowns to clear seasonal inventories and a higher rate of store occupancy expense driven by the decrease in comparable store sales. These decreases were partially offset by considerable improvements in initial merchandise margins. Gross profit dollars for the second quarter of fiscal 2010 increased by $0.6 million to $187.1 million from $186.5 million in the comparable quarter in fiscal 2009. The increase is primarily related to the increased sales volume. Total inventories at July 31, 2009 increased by 2.8% to $217.1 million from $211.2 million at July 31, 2008. The increase primarily related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories decreased by 6.5%.

Selling, general and administrative expenses during the second quarter of fiscal 2010 increased to 23.7% of net sales compared to 22.8% of net sales for the second quarter of fiscal 2009. The increase was primarily due to the deleveraging of fixed store costs related to the decline in comparable store sales and a one-time site development expense related to a prospective Terrain location. Selling, general and administrative expenses in the second quarter of fiscal 2010 increased to $108.7 million from $103.6 million in the comparable quarter in fiscal 2009. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 17.1% of net sales or $78.4 million for the second quarter of fiscal 2010 compared to 18.3% of net sales, or $82.9 million, for the comparable quarter in fiscal 2009.

Our tax rate for the quarter increased to 38.2% of income before income taxes for the second quarter of fiscal 2010 from 33.2% of income before income taxes for the second quarter of fiscal 2009. The increase in rate was primarily due to certain state municipality tax increases enacted during the second quarter and retroactively effective for the entire current fiscal year. Additionally, we produced a lower proportion of tax free interest income due to a strategic shift to a mix of lower risk securities versus the prior year’s holdings. We estimate the annual effective tax rate to remain consistent with our year-to-date effective rate during the remainder of the fiscal year.

Six Months Ended July 31, 2009 Compared To Six Months Ended July 31, 2008

Net sales for the six months ended July 31, 2009 decreased by $5.2 million or 0.6% to $843.4 million from $848.6 million in the comparable period of fiscal 2009. This decrease was primarily attributable to a $3.1 million, or 0.4%, decrease in retail segment net sales. Retail segment net sales for the six months ended July 31, 2009 accounted for 94.1% of total net sales compared to 93.9% of net sales for the comparable period of fiscal 2009. Wholesale segment net sales, excluding net sales to our retail segment, decreased $2.1 million, or 4.0%, to $50.1 million during the six months ended July 31, 2009 compared to $52.2 million for the comparable period of fiscal 2009. The decline in our retail segment net sales was driven by a decrease of $49.3 million in comparable store sales, partially offset by an increase of $33.2 million in new and non-comparable store net sales and an increase of $13.0 million in direct-to-consumer net sales. Our total comparable store net sales decrease of 7.7% was comprised of decreases of 6.8% at Urban Outfitters, 8.2% at Anthropologie and 18.7% at Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 67 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales decreases for the first six months of fiscal 2010 were primarily driven by decreases in the number of transactions and units per transaction, which more than offset an increase in the average unit retail prices per transaction. Direct-to-consumer net sales increased over the prior year primarily due to an increase in traffic to our web sites. Catalog circulation decreased by approximately 0.4 million catalogs or 0.3% over the prior year. Wholesale net sales results were driven by a decrease in units sold to department and specialty stores and a decrease in average unit selling price to specialty stores. Leifsdottir, Anthropologie’s wholesale division, net sales were not comparable during the six months ended July 31, 2009. Leifsdottir launched during the second quarter of fiscal 2009.

Gross profit for the six months ended July 31, 2009 decreased to 39.2% of net sales or $330.4 million from 40.7% of net sales or $345.2 million for the comparable period in fiscal 2009. The decrease was primarily due to merchandise markdowns to clear seasonal inventories and a higher rate of store occupancy expense driven by the decrease in comparable store sales.

Selling, general and administrative expenses during the six months ended July 31, 2009 increased to 24.4% of net sales compared to 23.5% of net sales for the comparable period in fiscal 2009. The increase was primarily attributable to the de-leveraging of fixed store costs driven by the decrease in comparable store sales and a one-time site development expense related to a prospective Terrain location. Selling, general and administrative expenses during the six month period increased to $205.8 million from $199.3 million in the comparable period in fiscal 2009. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 14.8% of net sales or $124.6 million during the six months ended July 31, 2009 compared to 17.2% of net sales, or $145.9 million, for the comparable period in fiscal 2009.

Our tax rate increased to 37.4% of income before income taxes for the six months ended July 31, 2009 from 34.3% of income before income taxes for the comparable period of fiscal 2009. The increase in rate was primarily due to certain state municipality tax increases enacted during the second quarter and retroactively effective for the entire current fiscal year. Additionally, we produced a lower proportion of tax free interest income due to a strategic shift to a mix of lower risk securities versus the prior year’s holdings.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $583.3 million as of July 31, 2009, as compared to $521.2 million as of January 31, 2009 and $428.4 million as of July 31, 2008. Cash provided by operating activities increased by $19.7 million to $115.7 million for the six months ended July 31, 2009. This increase in cash provided by operating activities was primarily due to changes in working capital accounts during the quarter. Cash used in investing activities for the six months ended July 31, 2009 was $284.8 million, of which the primary use was for purchases of marketable securities and construction of new stores. Our net working capital was $423.8 million at July 31, 2009 compared to $483.3 million at January 31, 2009 and $356.7 million at July 31, 2008. Changes in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses, distribution facilities, and in our European subsidiaries. Cash paid for property and equipment for the six months ended July 31, 2009 and 2008 was $57.4 million and $53.9 million, respectively, and was primarily used to expand and support our store base. During fiscal 2010, we expect to open approximately 34 to 36 new stores, renovate certain existing stores, begin an expansion of our home office in Philadelphia, Pennsylvania, renovate our Lancaster County, Pennsylvania and Reno, Nevada distribution centers, decrease our catalog circulation by approximately 2 million catalogs, to approximately 38 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2010 to approximate $140 million, which will be used primarily to expand our store base and our home office. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year. Improvements to our distribution facilities and expansion of our home office are necessary to support our planned growth.

We may enter into one or more acquisitions or transactions related to the expansion of our brands. We do not anticipate these acquisitions or other transactions individually or in the aggregate being material to our financial statements as a whole.

During fiscal 2010, we plan on beginning a 54,000 square foot expansion of our home office in Philadelphia, Pennsylvania. We anticipate this project to cost approximately $24 million and be completed in fiscal 2011. We believe this expansion will support our growth for the next several years.

During fiscal 2010, we plan on completing a 100,000 square foot addition to our Lancaster County, Pennsylvania distribution facility. This facility primarily serves our midwest and east coast stores. In March 2009 we leased an additional 39,000 square feet of warehouse space at our Reno, Nevada distribution facility. We believe these expansions will support our growth for the next several years.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions with 6,780,000 available as of July 31, 2009. During the six months ended July 31, 2009 and July 31, 2008, no shares were repurchased.

On December 11, 2007, we renewed and amended our line of credit facility with Wachovia Bank, National Association (the “Line”). The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion, subject to a seven day request period. As of July 31, 2009, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the six months ended July 31, 2009, we were in compliance with all covenants under the Line. As of and during the six months ended July 31, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $38.5 million as of July 31, 2009. The available credit, including the accordion feature under the Line was $61.5 million as of July 31, 2009. We believe the Line will satisfy our letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009; this acquisition does not affect the original Line.

Accumulated cash and future cash from operations, as well as available credit under the Line, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2011.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2009, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. We have adopted FSP SFAS No. 115-2 and SFAS No. 124-2 on May 1, 2009, the adoption had no impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1” and “APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS No. 107-1 and APB No. 28-1 on May 1, 2009, the adoption had no impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on when a transaction is not considered orderly, as defined in FSP SFAS No. 157. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We have adopted FSP SFAS No. 157-4 on May 1, 2009, the adoption had no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”). The standard requires disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard is effective for interim and annual periods ending after June 15, 2009. We have adopted this standard effective May 1, 2009; we have evaluated subsequent events through the issuance of these financial statements on September 8, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of July 31, 2009 and 2008, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, pre-refunded tax-exempt municipal bonds rated “A” or better, federal government agencies, FDIC insured corporate bonds and auction rate securities rated “A” or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Less than 7% of our cash, cash equivalents and marketable securities are invested in “A” or better rated auction rate securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a par value of $43.1 million and a fair value of $37.9 million as of July 31, 2009. As of July 31, 2009, all of the ARS we held failed to liquidate at auction due to lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $5.2 million of temporary impairment on our ARS as of July 31, 2009. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe it is not more likely than not we will be required to sell the underlying securities before their anticipated recovery. As a result of the current illiquidity, we have classified all ARS as long term assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2009. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the United States Securities and Exchange Commission on April 1, 2009, for a list of our risk factors.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 19, 2009. The following items reflect the matters that were voted upon and the results of each vote.

1. The following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

Name	For	Withheld
Scott A. Belair	104,112,075	51,307,884
Robert H. Strouse	101,449,067	53,970,892
Glen T. Senk	101,267,172	54,152,787
Joel S. Lawson III	106,074,495	49,345,464
Richard A. Hayne	100,566,334	54,853,625
Harry S. Cherken Jr.	95,264,668	60,155,291

2. To adopt a revised vendor code of conduct:

For	Against	Abstain	Broker Non-Vote
34,271,331	96,759,361	19,158,744	5,230,523

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2009

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2009

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