Form 10-Q
period 2009-10-31
URBAN OUTFITTERS INC
filed 2009-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

Common stock, $0.0001 par value—168,499,638 shares outstanding on December 8, 2009.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2009	January 31, 2009	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$202,316	$316,035	$71,714
Marketable securities	216,079	49,948	127,335
Accounts receivable, net of allowance for doubtful accounts of $1,276, $1,229 and $2,326, respectively	37,592	36,390	33,822
Inventories	234,521	169,698	252,308
Prepaid expenses, deferred taxes and other current assets	46,987	52,331	64,079

Total current assets	737,495	624,402	549,258
Property and equipment, net	534,260	505,407	513,639
Marketable securities	233,525	155,226	225,364
Deferred income taxes and other assets	35,867	43,974	40,165

Total Assets	$1,541,147	$1,329,009	$1,328,426

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$93,264	$62,955	$82,432
Accrued expenses, accrued compensation and other current liabilities	88,950	78,195	93,843

Total current liabilities	182,214	141,150	176,275

Deferred rent and other liabilities	143,673	134,084	130,754

Total Liabilities	325,887	275,234	307,029

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 168,397,488, 167,712,088 and 167,706,788 shares issued and outstanding, respectively	17	17	17
Additional paid-in-capital	179,642	170,166	167,752
Retained earnings	1,043,557	901,339	860,794
Accumulated other comprehensive loss	(7,956)	(17,747)	(7,166)

Total Shareholders’ Equity	1,215,260	1,053,775	1,021,397

Total Liabilities and Shareholders’ Equity	$1,541,147	$1,329,009	$1,328,426

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net sales	$505,900	$477,953	$1,349,322	$1,326,540
Cost of sales, including certain buying, distribution and occupancy costs	295,812	282,557	808,838	785,954

Gross profit	210,088	195,396	540,484	540,586
Selling, general and administrative expenses	114,327	105,017	320,162	304,345

Income from operations	95,761	90,379	220,322	236,241
Other income, net	1,817	1,437	4,847	7,102

Income before income taxes	97,578	91,816	225,169	243,343
Income tax expense	35,186	32,542	82,951	84,524

Net income	$62,392	$59,274	$142,218	$158,819

Net income per common share:
Basic	$0.37	$0.35	$0.85	$0.95

Diluted	$0.36	$0.35	$0.83	$0.93

Weighted average common shares:
Basic	168,319,514	167,030,294	167,903,283	166,619,747

Diluted	171,443,902	171,064,904	170,831,491	171,122,246

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net income	$142,218	$158,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,721	60,893
Deferred income taxes	(3,513)	(5,139)
Excess tax benefit on share-based compensation	(3,724)	(11,933)
Share-based compensation expense	3,480	2,752
Loss on disposition of property and equipment, net	152	1
Changes in assets and liabilities:
Receivables	(989)	(7,767)
Inventories	(63,137)	(83,029)
Prepaid expenses and other assets	21,230	(15,869)
Payables, accrued expenses and other liabilities	45,339	26,125

Net cash provided by operating activities	209,777	124,853

Cash flows from investing activities:
Cash paid for property and equipment	(84,207)	(86,185)
Cash paid for marketable securities	(544,705)	(568,928)
Sales and maturities of marketable securities	296,791	479,025

Net cash used in investing activities	(332,121)	(176,088)

Cash flows from financing activities:
Exercise of stock options	2,272	8,864
Excess tax benefits from stock option exercises	3,724	11,933

Net cash provided by financing activities	5,996	20,797

Effect of exchange rate changes on cash and cash equivalents	2,629	(3,119)

Decrease in cash and cash equivalents	(113,719)	(33,557)
Cash and cash equivalents at beginning of period	316,035	105,271

Cash and cash equivalents at end of period	$202,316	$71,714

Supplemental cash flow information:
Cash paid during the year for:
Income Taxes	$66,582	$94,925

Non-cash investing activities—accrued capital expenditures	$8,948	$13,935

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

The retail segment of the Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2010 will end on January 31, 2010.

In preparing the accompanying unaudited condensed consolidated financial statements, we have evaluated for material subsequent events through December 10, 2009, the date of the filing of this Form 10-Q. No such events were identified for this period.

2.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. This standard is now included in FASB Accounting Standards Codification Topic 105 and established only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification” or “ASC”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Effective August 1, 2009, the Company has adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt SFAS No. 167 in fiscal 2011 and anticipate the adoption to have no effect on the Company’s financial condition, results of operations or cash flows.

3.	Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net income	$62,392	$59,274	$142,218	$158,819
Foreign currency translation	532	(12,174)	9,026	(12,514)
Unrealized gains/(losses) on marketable securities, net of tax	318	(978)	765	(1,887)

Comprehensive income	$63,242	$46,122	$152,009	$144,418

4.	Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2009, January 31, 2009 and October 31, 2008 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2009
Short-term Investments:
Municipal & Pre-Refunded Municipal bonds	$70,146	$292	$(1)	$70,437
Federal government agencies	143,949	171	(9)	144,111
Equities	1,800	—	(269)	1,531

	215,895	463	(279)	216,079

Long-term Investments:
Municipal & Pre-Refunded Municipal bonds	33,980	267	(4)	34,243
Federal government agencies	107,334	370	(37)	107,667
Auction rate securities (1)	41,250	—	(4,950)	36,300
FDIC insured corporate bonds	54,967	348	—	55,315

	237,531	985	(4,991)	233,525

	$453,426	$1,448	$(5,270)	$449,604

As of January 31, 2009
Short-term Investments:
Municipal & Pre-Refunded Municipal bonds	$15,814	$123	$—	$15,937
Mutual Funds	5,046	—	—	5,046
Federal government agencies	24,975	—	—	24,975
Demand notes and equities	4,840	2	(852)	3,990

	50,675	125	(852)	49,948

Long-term Investments:
Municipal & Pre-Refunded Municipal bonds	76,517	1,239	(10)	77,746
Auction rate securities (1)	44,025	—	(5,283)	38,742
Federal government agencies	25,640	—	(141)	25,499
FDIC insured corporate bonds	13,318	—	(79)	13,239

	159,500	1,239	(5,513)	155,226

	$210,175	$1,364	$(6,365)	$205,174

As of October 31, 2008
Short-term Investments:
Municipal & Pre-Refunded Municipal bonds	$36,176	$159	$(38)	$36,297
Auction rate securities	8,000	—	—	8,000
Federal government agencies	79,926	—	—	79,926
Demand notes and equities	3,120	—	(8)	3,112

	127,222	159	(46)	127,335

Long-term Investments:
Municipal & Pre-Refunded Municipal bonds	169,436	825	(972)	169,289
Auction rate securities (1)	56,075	—	—	56,075

	225,511	825	(972)	225,364

	$352,733	$984	$(1,018)	$352,699

(1)	Auction Rate Securities (“ARS”) have been classified as long-term assets in marketable securities in the Company’s Condensed Consolidated Balance Sheet as of October 31, 2009, January 31, 2009 and October 31, 2008 due to ARS auction failures.

Proceeds from the sale and maturities of available-for-sale securities were $296,791 and $479,025 for the nine months ended October 31, 2009 and 2008, respectively. For the three and nine months ended October 31, 2009 the Company included net realized gains of $536 and $1,284, respectively, in other income. For the three and nine months ended October 31, 2008 the Company included net realized losses of $2,419 and $2,303, respectively, in other income. Amortization of discounts and premiums, net, resulted in charges of $1,712 and $4,248 for the three and nine months ended October 31, 2009, respectively. Amortization of discounts and premiums, net, resulted in charges of $599 and $1,807 for the three and nine months ended October 31, 2008, respectively.

As of October 31, 2009, the par value of the Company’s Auction Rate Securities (“ARS”) was $41,250 and the estimated fair value was $36,300. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. As of October 31, 2009 none of the Company’s investments have been in a loss position for greater than 12 months. The Company does not have the intent to sell the underlying securities prior to their full recovery and the Company believes that it is not likely that the Company will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

5.	Fair Value of Financial Assets

ASC Topic 820 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described as follows:

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

	Investments Fair Value as of October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal & Pre-Refunded Municipal bonds	$—	$104,680	$—	$104,680
Auction rate securities	—	—	36,300	36,300
Federal government agencies	251,778	—	—	251,778
FDIC insured corporate bonds	55,315	—	—	55,315
Equities	1,531	—	—	1,531

	$308,624	$104,680	$36,300	$449,604

	Investments Fair Value as of January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal & Pre-Refunded Municipal bonds	$—	$93,683	$—	$93,683
Mutual funds	5,046	—	—	5,046
Auction rate securities	—	—	38,742	38,742
Federal government agencies	50,474	—	—	50,474
FDIC insured corporate bonds	13,239	—	—	13,239
Demand notes and equities	988	3,002	—	3,990

	$69,747	$96,685	$38,742	$205,174

	Investments Fair Value as of October 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Municipal & Pre-Refunded Municipal bonds	$—	$205,586	$—	$205,586
Auction rate securities	—	8,000	56,075	64,075
Federal government agencies	—	79,926	—	79,926
Demand notes and equities	—	3,112	—	3,112

	$—	$296,624	$56,075	$352,699

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

Level 3 consists of financial instruments where there was no active market as of October 31, 2009, January 31, 2009 and October 31, 2008. As of October 31, 2009 all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $4,950 as of October 31, 2009. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 5.6% of the Company’s total cash, cash equivalents and marketable securities as of October 31, 2009. As of October 31, 2009 none of the Company’s investments have been in a loss position for greater than 12 months.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended October 31, 2009	Fiscal Year Ended January 31, 2009	Three Months Ended October 31, 2008
	Auction Rate Securities	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$37,884	$61,375	$52,100
Total gains or (losses) realized/unrealized:
Included in earnings	—	(2,880)	(2,880)
Included in other comprehensive income	216	(5,283)	540
Purchases, issuances and settlements	(1,800)	(17,350)	6,315
Transfers in and/or out of Level 3	—	2,880	—

Ending balance at end of period	$36,300	$38,742	$56,075

Total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses related to assets still held at reporting date	$4,950	$5,283	$540

	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$38,742	$61,375
Total gains or (losses) realized/unrealized:
Included in earnings	—	(2,880)
Included in other comprehensive income	333	—
Purchases, issuances and settlements	(2,775)	(2,420)
Transfers in and/or out of Level 3	—	—

Ending balance at end of period	$36,300	$56,075

Total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses related to assets still held at reporting date	$4,950	$—

6.	Line of Credit Facility

On September 21, 2009, the Company amended its renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds an additional borrower and adds certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100,000 at the Company’s discretion. As of October 31, 2009, the credit limit under the Line was $60,000. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the nine months ended October 31, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $36,706 as of October 31, 2009. The available credit under the Line was $63,294 as of October 31, 2009, which includes the accordion feature up to $100,000. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009; this acquisition does not affect the Line.

7.	Share-Based Compensation

Stock Options

The Company recorded $1,051 and $2,718 of stock compensation expense related to stock option awards as well as related tax benefits of $388 and $988 in its Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2009. Stock compensation expense related to stock option awards included in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2008 was $831 and $1,590 with related tax benefits of $262 and $542, respectively. During the three and nine months ended October 31, 2009, the Company granted 481,000 and 811,000 stock option awards, respectively. The Company granted 1,089,300 and 1,200,800 stock option awards during the three and nine months ended October 31, 2008, respectively. For stock options granted during the three and nine months ended October 31, 2009 and 2008, a lattice binomial stock option pricing model was used to calculate the estimated fair values of the grants. Total compensation expense of stock options granted but not yet vested, as of October 31, 2009, was $14,504, which is expected to be recognized over the weighted average period of 2.5 years.

Restricted Shares

During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. There was no share-based compensation expense resulting from this grant for the three months ended October 31, 2009 as these shares were fully vested as of this date. For the nine months ended October 31, 2009, share-based compensation expense of $442 is included in the accompanying Condensed Consolidated Statements of Income. Share-based compensation expense for the three and nine months ended October 31, 2008 was $291 and $866, respectively, and is included in the accompanying Condensed Consolidated Statements of Income. As of October 31, 2009, this grant was fully vested with no further expense to be recognized.

Performance Shares

In April 2008, the Company granted two separate awards of 30,184 Performance Stock Units (“PSU’s”) each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance criteria. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a lattice binomial model. The Company has not recognized compensation expense in the Company’s Condensed Consolidated Statements of Income related to these PSU awards during the three and nine months ended October 31, 2009 due to the high improbability of vesting based on the unlikely achievement of the performance criteria governing the grant. The performance criteria achievement is re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense will be recognized prospectively.

In April 2009, the Company granted two separate awards of 54,466 PSU’s each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant C”), and three years for the second grant (“Grant D”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant C had a grant date fair value of $12.22 per share and Grant D had a grant date fair value of $12.89 per share, with both grants having a total grant date fair value of $1,368. The grant date fair value was calculated using a lattice binomial model. For the three and nine months ended October 31, 2009, related share-based compensation expense of $158 and $320, respectively, is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost for these non-vested PSU’s granted as of October 31, 2009 was $1,047, which is expected to be recognized over the weighted average period of 1.2 years.

8.	Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	168,319,514	167,030,294	167,903,283	166,619,747
Effect of dilutive options and performance shares	3,124,388	4,034,610	2,928,208	4,502,499

Diluted weighted average shares outstanding	171,443,902	171,064,904	170,831,491	171,122,246

For the three months ended October 31, 2009 and 2008, options to purchase 4,908,200 common shares with an exercise price range of $29.46 to $37.51 and options to purchase 4,553,550 common shares with an exercise price range of $24.20 to $37.51, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 5,310,450 and 2,687,100 common shares were outstanding for the nine months ended October 31, 2009 and 2008, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $16.58 to $37.51 and $24.20 to $37.51 for the nine months ended October 31, 2009 and 2008, respectively.

9.	Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10.	Segment Reporting

The Company is an international retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its four brands operating through 319 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns, which consisted of three catalogs and four web sites as of October 31, 2009. The Company’s retail stores and their direct marketing campaigns are considered a single operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for both the three and nine month periods ended October 31, 2009. For the three and nine month periods ended October 31, 2008, net sales from the Retail segment accounted for approximately 93% and 94% of total consolidated net sales. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to our Retail segment and to approximately 1,400 better department and specialty retailers worldwide. The Company’s Wholesale segment consists of two brands, “Free People” and “Leifsdottir”.

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

The accounting policies of the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Both the Retail and Wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	October 31, 2009	January 31, 2009	October 31, 2008
Inventories
Retail operations	$227,466	$157,030	$236,270
Wholesale operations	7,055	12,668	16,038

Total inventories	$234,521	$169,698	$252,308

Property and equipment, net
Retail operations	$529,602	$500,650	$508,929
Wholesale operations	4,658	4,757	4,710

Total property and equipment, net	$534,260	$505,407	$513,639

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net sales
Retail operations	$475,408	$444,061	$1,268,727	$1,240,462
Wholesale operations	31,487	36,789	85,122	94,167
Intersegment elimination	(995)	(2,897)	(4,527)	(8,089)

Total net sales	$505,900	$477,953	$1,349,322	$1,326,540

Income from operations
Retail operations	$93,180	$86,584	$217,015	$227,983
Wholesale operations	8,109	8,583	18,055	22,106
Intersegment elimination	(15)	(356)	(151)	(1,330)

Total segment operating income	101,274	94,811	234,919	248,759
General corporate expenses	(5,513)	(4,432)	(14,597)	(12,518)

Total income from operations	$95,761	$90,379	$220,322	$236,241

The Company has foreign operations in Europe and Canada. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2009	January 31, 2009	October 31, 2008
Property and equipment, net
Domestic operations	$469,098	$460,551	$460,800
Foreign operations	65,162	44,856	52,839

Total property and equipment, net	$534,260	$505,407	$513,639

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net sales
Domestic operations	$457,663	$433,673	$1,227,581	$1,204,677
Foreign operations	48,237	44,280	121,741	121,863

Total net sales	$505,900	$477,953	$1,349,322	$1,326,540

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence, higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the worldwide economic downturn, any effects of terrorist acts or war, unavailability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, potential difficulty liquidating certain marketable security investments and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2009, filed on April 1, 2009. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

Retail Stores

As of October 31, 2009, we operated 151 Urban Outfitters stores of which 127 were located in the United States, 7 were located in Canada and 17 were located in Europe. For the nine months ended October 31, 2009, we opened nine new Urban Outfitters stores, all of which were located within the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 34.3% and 5.1% of consolidated net sales, respectively, for the nine months ended October 31, 2009, compared to 36.0% and 6.1%, respectively, for the comparable period in fiscal 2009.

As of October 31, 2009, we operated 133 Anthropologie stores of which 129 were located in the United States, 3 were located in Canada and 1 was located in Europe. During the nine months ended October 31, 2009, we opened 12 new Anthropologie stores, 8 of which were located within the United States, 3 of which were located in Canada and 1 that was located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s store net sales accounted for approximately 36.5% of consolidated net sales for the nine months ended October 31, 2009, compared to 35.4% for the comparable period in fiscal 2009. Anthropologie’s European store, which opened on October 23, 2009, accounted for less than 1% of total consolidated net sales for the nine months ended October 31, 2009.

As of October 31, 2009, we operated 34 Free People stores, all of which were located in the United States. During the nine months ended October 31, 2009 we opened four new Free People Stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 2.0% of consolidated net sales for the nine months ended October 31, 2009, compared to 1.8% for the comparable period in fiscal 2009.

As of October 31, 2009, we operated one Terrain store which was located in Glen Mills, PA. Terrain is our newest store concept and is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design services. We plan to open additional stores over the next several years. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the nine months ended October 31, 2009 and October 31, 2008.

For all brands combined, we plan to open 32 to 34 new stores during fiscal 2010. These remaining stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie distributes a direct-to-consumer catalog offering selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended October 31, 2009, we circulated approximately 4.3 million catalogs compared to 5.5 million catalogs during the same period in fiscal 2009. We believe that this catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to circulate approximately 18.4 million catalogs during fiscal 2010, down from approximately 21.5 million catalogs circulated during fiscal 2009. Reduced circulation expenditures will be replaced with investments in web marketing. We expect the number of catalogs circulated to be consistent over the next few years.

Anthropologie operates a web site, www.anthropologie.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader array of apparel, accessories, household and gift merchandise as found in the stores. As with the Anthropologie catalog, we believe that the web site increases Anthropologie’s reputation and brand recognition with its target customers and helps support the strength of Anthropologie’s store operations.

Urban Outfitters distributes a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended October 31, 2009, we circulated approximately 2.7 million Urban Outfitters catalogs compared to approximately 2.8 million catalogs during the comparable period in fiscal 2009. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to maintain circulation of approximately 12 million catalogs during fiscal 2010 and continue to further invest in web marketing initiatives. We expect the number of catalogs circulated to be consistent over the next few years.

Urban Outfitters also operates a web site, www.urbanoutfitters.com, which accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Urban Outfitters store operations.

In August 2006, Urban Outfitters launched a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with our European customers as well as helps to support our Urban Outfitters European store operations.

Free People distributes a direct-to-consumer catalog offering selected merchandise much of which is also available in our Free People stores. For the three months ended October 31, 2009, we circulated approximately 1.9 million Free People catalogs compared to approximately 1.7 million catalogs during the comparable period in fiscal 2009. We believe Free People catalogs expand our distribution channels and increase brand awareness. We plan to expand circulation to approximately 7.4 million catalogs during fiscal 2010 and intend to further increase the level of catalog circulation over the next few years.

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

Direct-to-consumer sales for all brands combined were approximately 15.8% and 15.7% of consolidated net sales for the three and nine months ended October 31, 2009, respectively. For the three and nine months ended October 31, 2008, direct-to-consumer sales for all brands combined were 13.8% and 13.9%, respectively.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Urban Outfitters and Free People stores. Free People wholesale sales accounted for approximately 5.5% of consolidated net sales for the three and nine months ended October 31, 2009. For the three and nine months ended October 31, 2008, Free People wholesale sales accounted for 6.8% and 6.3% of consolidated net sales, respectively.

During the second quarter of fiscal 2009, we launched Leifsdottir, the Anthropologie brand’s wholesale division. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for the three and nine months ended October 31, 2009 and October 31, 2008.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2009, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2009. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of October 31, 2009, January 31, 2009 and October 31, 2008, reserves for estimated sales returns in-transit totaled $8.4 million, $7.5 million and $7.9 million, representing 2.6%, 2.7% and 2.6% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the debt security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as ARS that fail at auction and do not liquidate under normal course are classified as long term assets, any successful auctions would be classified as current assets. All of our marketable securities as of October 31, 2009, January 31, 2009 and October 31, 2008 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of October 31, 2009, January 31, 2009 and October 31, 2008 totaled $234.5 million, $169.7 million and $252.3 million, representing 15.2%, 12.8% and 19.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2009, January 31, 2009 and October 31, 2008 totaled $534.3 million, $505.4 million and $513.6 million, respectively, representing 34.7%, 38.0% and 38.7% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2009 and 2008, as well as for fiscal 2009, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations during the three and nine months ended October 31, 2009 and 2008.

As of the date of this report, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2009, January 31, 2009 and October 31, 2008 totaled $35.9 million, $46.3 million and $40.4 million, representing 2.3%, 3.5% and 3.0% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income.

Valuation allowances as of October 31, 2009, January 31, 2009 and October 31, 2008 were $1.9 million, $1.4 million, and $1.2 million, respectively. These changes in valuation allowances are due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries as well as those in certain state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We are required to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.5	59.1	59.9	59.2

Gross profit	41.5	40.9	40.1	40.8
Selling, general and administrative expenses	22.6	22.0	23.8	22.9

Income from operations	18.9	18.9	16.3	17.9
Other income, net	0.4	0.3	0.4	0.5

Income before income taxes	19.3	19.2	16.7	18.4
Income tax expense	7.0	6.8	6.2	6.4

Net income	12.3%	12.4%	10.5%	12.0%

Three Months Ended October 31, 2009 Compared To Three Months Ended October 31, 2008

Net sales for the third quarter of fiscal 2010 increased by $27.9 million or 5.8% to $505.9 million from $478.0 million in the third quarter of fiscal 2009. This increase was attributable to a $31.3 million, or 7.1%, increase in retail segment net sales, partially offset by a $3.4 million, or 10.0% decrease in wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the third quarter of fiscal 2010 accounted for 94.0% of total net sales compared to 92.9% of net sales for the third quarter of fiscal 2009. The growth in our retail segment net sales during the third quarter of fiscal 2010 was driven by a $30.3 million increase in new and non-comparable store net sales adjusted for $5.7 million of foreign currency translation and a $13.8 million increase in direct-to-consumer net sales. These retail segment net sales increases were partially offset by a decrease of $7.1 million in comparable store net sales. Foreign currency translation is the resulting impact when net sales for the three months ended October 31, 2008 are translated at exchange rates applicable during the three months ended October 31, 2009. Our total comparable store net sales decrease of 1.9% was comprised of an increase of 2.9% at Anthropologie and decreases of 5.2% and 12.6% at Urban Outfitters and Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 53 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales decreases for the third quarter of fiscal 2010 were driven by decreases in the average unit retail prices per transaction and units per transaction which more than offset an increase in transactions. Thus far during the fourth quarter of fiscal 2010, our total comparable store net sales are positive as compared to the prior year comparable period. Direct-to-consumer net sales during the third quarter of fiscal 2010 increased over the comparable period in the prior year primarily due to an increase in traffic to our web sites. Catalog circulation decreased by approximately 1.1 million catalogs or 11.2% over the prior year. The wholesale segment net sales decrease was driven by decreases in average unit selling price to department and specialty stores as well as a decrease in units sold to specialty stores, which more than offset an increase in units sold to department stores.

Gross profit rate for the third quarter of fiscal 2010 increased to 41.5% of net sales from 40.9% of net sales in the comparable period in fiscal 2009. The increase in rate was due to improvement in initial merchandise margins that more than offset an increase in merchandise markdowns to clear seasonal inventories. Gross profit dollars for the third quarter of fiscal 2010 increased by $14.7 million or 7.5% to $210.1 million from $195.4 million in the comparable quarter in fiscal 2009, primarily related to the increased sales volume. Total inventories at October 31, 2009 decreased by 7.0% to $234.5 million from $252.3 million at October 31, 2008. The decrease is related to comparable store inventory declines that were partially offset by increases related to the acquisition of inventory to stock new retail stores. On a comparable store basis, inventories decreased by 14.7% at cost and 7.5% in units.

Selling, general and administrative expenses during the third quarter of fiscal 2010 increased to 22.6% of net sales compared to 22.0% of net sales for the third quarter of fiscal 2009. The increase was primarily due to additional accruals of incentive-based compensation related to our expectation to meet targeted improvements in annual performance and earnings, as well the deleveraging of fixed store costs related to the decline in comparable store sales. Selling, general and administrative expenses in the third quarter of fiscal 2010 increased by $9.3 million, or 8.9%, to $114.3 million from $105.0 million in the comparable quarter in fiscal 2009. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 18.9% of net sales or $95.8 million for the third quarter of fiscal 2010 compared to 18.9% of net sales, or $90.4 million, for the comparable quarter in fiscal 2009.

Our tax rate for the third quarter of fiscal 2010 increased to 36.1% of income before income taxes from 35.4% of income before income taxes for the third quarter of fiscal 2009. The increase in rate was primarily due to certain state municipality tax increases enacted during and effective for the current fiscal year. Additionally, we produced a lower proportion of tax free interest income due to a strategic shift to a mix of lower risk securities versus the prior year’s holdings. We estimate the annual effective tax rate to be 37.0% as of October 31, 2009.

Nine Months Ended October 31, 2009 Compared To Nine Months Ended October 31, 2008

Net sales for the nine months ended October 31, 2009 increased by $22.8 million or 1.7% to $1.35 billion from $1.33 billion in the comparable period of fiscal 2009. This increase was attributable to a $28.3 million, or a 2.3%, increase in retail segment net sales, partially offset by a $5.5 million, or 6.4%, decrease in wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the nine months ended October 31, 2009 accounted for 94.0% of total net sales compared to 93.5% of net sales for the comparable period of fiscal 2009. The increase in our retail segment net sales was driven by an increase in new and non-comparable store net sales of $81.8 million adjusted for $25.1 million of foreign currency translation and an increase of $26.9 million in direct-to consumer net sales, which was partially offset by a decrease of $55.3 million in comparable store net sales. Foreign currency translation is the resulting impact when net sales for the nine months ended October 31, 2008 are translated at exchange rates applicable during the nine months ended October 31, 2009. The total comparable store net sales decrease of 5.6% was comprised of decreases of 6.3% at Urban Outfitters, 4.3% at Anthropologie and 16.8% at Free People, respectively.

The increase in net sales attributable to new and non-comparable stores was primarily the result of operating 77 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales decreases for the first nine months of fiscal 2010 were primarily driven by decreases in the number of transactions and units per transaction while average unit retail prices per transaction were flat versus the prior year. Direct-to-consumer net sales during the first nine months of fiscal 2010 increased over the comparable period in the prior year primarily due to an increase in traffic to our web sites. Catalog circulation during the first nine months of fiscal 2010 decreased by approximately 1.2 million catalogs or 4.2% over the prior year. The wholesale segment net sales results during the first nine months of fiscal 2010 were driven by a decrease in units sold to department and specialty stores and a decrease in average unit selling price to specialty stores.

Gross profit for the nine months ended October 31, 2009 decreased to 40.1% of net sales or $540.5 million from 40.8% of net sales or $540.6 million for the comparable period in fiscal 2009. The decrease was primarily due to an increase in merchandise markdowns to clear seasonal inventories and a higher rate of store occupancy expense driven by the decrease in comparable store sales, which more than offset improvements in initial merchandise margins.

Selling, general and administrative expenses during the nine months ended October 31, 2009 increased to 23.8% of net sales compared to 22.9% of net sales for the comparable period in fiscal 2009. The increase was primarily attributable to the de-leveraging of fixed store costs driven by the decrease in comparable store sales and additional accruals of incentive-based compensation related to our expectation to meet targeted improvements in annual performance and earnings. Selling, general and administrative expenses during the nine month period increased by $15.9 million, or 5.2%, to $320.2 million from $304.3 million in the comparable period in fiscal 2009. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 16.3% of net sales or $220.3 million during the nine months ended October 31, 2009 compared to 17.9% of net sales, or $236.2 million, for the comparable period in fiscal 2009.

Our tax rate increased to 36.8% of income before income taxes for the nine months ended October 31, 2009 from 34.7% of income before income taxes for the comparable period last year. The increase in rate was primarily due to certain state municipality tax increases enacted during and effective for the current fiscal year. Additionally, we produced a lower proportion of tax free interest income due to a strategic shift to a mix of lower risk securities versus the prior year’s holdings.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $651.9 million as of October 31, 2009, as compared to $521.2 million as of January 31, 2009 and $424.4 million as of October 31, 2008. Cash provided by operating activities increased by $84.9 million to $209.8 million for the nine months ended October 31, 2009. This increase in cash provided by operating activities was primarily due to changes in working capital accounts during the quarter. Cash used in investing activities for the nine months ended October 31, 2009 was $332.1 million, as compared to $176.1 million as of October 31, 2008. The primary use in fiscal 2010 was to purchase marketable securities and construct new stores. Our net working capital was $555.3 million at October 31, 2009 compared to $483.3 million at January 31, 2009 and $373.0 million at October 31, 2008. Changes in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses, distribution facilities, and in our European subsidiaries. Cash paid for property and equipment for the nine months ended October 31, 2009 and 2008 was $84.2 million and $86.2 million, respectively, and was primarily used to expand and support our store base. During fiscal 2010, we expect to open approximately 32 to 34 new stores, renovate certain existing stores, begin an expansion of our home office in Philadelphia, Pennsylvania, renovate our Lancaster County,

Pennsylvania and Reno, Nevada distribution centers, decrease our catalog circulation by approximately 2 million catalogs, to approximately 38 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2010 to approximate $130 million, which will be used primarily to expand our store base and our home office. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year. Improvements to our distribution facilities and expansion of our home office are necessary to support our planned growth.

We may enter into one or more acquisitions or transactions related to the expansion of our brands. We do not anticipate these acquisitions or transactions individually or in the aggregate being material to our financial statements as a whole.

During the third quarter of fiscal 2010, we have begun a 54,000 square foot expansion of our home office in Philadelphia, Pennsylvania. We anticipate this project to cost approximately $25 million and be completed in fiscal 2011. We believe this expansion will support our growth for the next several years.

During the fourth quarter of fiscal 2010, we expect to complete our 100,000 square foot addition to our Lancaster County, Pennsylvania distribution facility. This facility primarily serves our midwest and east coast stores. In March 2009 we leased an additional 39,000 square feet of warehouse space at our Reno, Nevada distribution facility. We believe these expansions will support our growth for the next several years.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions with 6,780,000 available as of October 31, 2009. During the nine months ended October 31, 2009 and October 31, 2008, no shares were repurchased.

On September 21, 2009, we amended our renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds an additional borrower and adds certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion. As of October 31, 2009, the credit limit under the Line was $60 million. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the nine months ended October 31, 2009, we were in compliance with all covenants under the Line. As of and during the nine months ended October 31, 2009, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $36.7 million as of October 31, 2009. The available credit, including the accordion feature under the Line was $63.3 million as of October 31, 2009. We believe the Line will satisfy our letter of credit needs through fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009; this acquisition does not affect the Line. Accumulated cash and future cash from operations, as well as available credit under the Line, are expected to fund our commitments and all such expansion-related cash needs at least through fiscal 2011.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2009, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a

replacement of FASB Statement No. 162.” This standard is now included in FASB Accounting Standards Codification Topic 105 and established only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification” or “ASC”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP effective August 1, 2009. The adoption had no impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We plan to adopt SFAS No. 167 in fiscal 2011 and anticipate the adoption to have no effect on our financial condition, results of operations or cash flows.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2009 and 2008, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, pre-refunded tax-exempt municipal bonds rated “A” or better, federal government agencies, FDIC insured corporate bonds and auction rate securities rated “A” or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Less than 6% of our cash, cash equivalents and marketable securities are invested in “A” or better rated auction rate securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a par value of $41.3 million and a fair value of $36.3 million as of October 31, 2009. As of October 31, 2009, all of the ARS we held failed to liquidate at auction due to lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $5.0 million of temporary impairment on our ARS as of October 31, 2009. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as long term assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*	Third Amendment to the Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association incorporated by reference to the Company’s Current Report on Form 8-K filed on September 24, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2009

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2009

URBAN OUTFITTERS, INC.

By:	/s/ JOHN E. KYEES
John E. Kyees Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*	Third Amendment to the Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association incorporated by reference to the Company’s Current Report on Form 8-K filed on September 24, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith
**	Furnished herewith