Form 10-K
period 2010-01-31
URBAN OUTFITTERS INC
filed 2010-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $3,087,566,534.

The number of shares outstanding of the registrant’s common stock on March 26, 2010 was 168,888,271.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders.

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the recent worldwide economic downturn, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments and other risks identified in our filings with the SEC, including those set forth in item 1A of this Form 10-K. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People and Terrain brands. We also operate a wholesale segment under the Free People and Leifsdottir brands. We have over 39 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbanoutfitters.com, www.anthropologie.com, www.freepeople.com, www.urbanoutfitters.co.uk, and www.shopterrain.com and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 19% over the past five years, with sales of approximately $1.9 billion in fiscal 2010.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge, Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We started doing business in Europe in 1998, with our first European store located in London. We opened our first Free People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002. We opened our first Terrain garden center in Glen Mills, Pennsylvania in April 2008. We opened our first European Anthropologie in London in October 2009.

In 1984 we established the Free People wholesale division to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In 2009, we launched Leifsdottir, a sophisticated wholesale brand.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2010 ended on January 31, 2010.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 30 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,000 square feet of selling space, and typically carry an estimated 35,000 to 40,000 stock keeping units (“SKUs”). Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. As of January 31, 2010, we operated 155 Urban Outfitters stores in North America and Europe, as well as the www.urbanoutfitters.com and www.urbanoutfitters.co.uk web sites and the Urban Outfitters catalog. We plan to open approximately 19 Urban Outfitters stores in fiscal 2011. Urban Outfitters’ North American and European store sales accounted for approximately 33.7% and 5.5% of consolidated net sales, respectively, for fiscal 2010.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 30 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,400 square feet of selling space, typically carry an estimated 35,000 to 40,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. As of January 31, 2010, we operated 137 Anthropologie stores in North America and Europe, as well as the www.anthropologie.com web site and the Anthropologie catalog. We plan to open approximately 17 Anthropologie stores in fiscal 2011. Anthropologie’s North American and European store sales accounted for approximately 36.1% and 0.3% of consolidated net sales, respectively, for fiscal 2010.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, accessories and gifts. Free People retail stores average approximately 1,400 square feet of selling space, carry up to 5,000 SKUs and are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. As of January 31, 2010, we operated 34 Free People stores in the United States, as well as the www.freepeople.com web site and the Free People catalog. We plan to open approximately 9 new Free People stores in fiscal 2011. Free People retail store sales accounted for approximately 2.0% of our consolidated net sales for fiscal 2010.

Terrain. Terrain is designed to appeal to men and women interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and free standing site, inspired by the ‘greenhouse’. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Our Terrain garden center operates approximately 20,000 square feet of enclosed selling space as well as approximately two acres of outdoor seasonal selling space used for live plants, accessories and outdoor furniture. Terrain also offers a variety of landscape and design service solutions. Terrain also operates a web site, www.shopterrain.com. Terrain retail sales accounted for less than 1% of our consolidated net sales for fiscal 2010. We will continue to evaluate locations for future Terrain garden centers in fiscal 2011.

Catalogs and Websites

Anthropologie offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores. We believe the catalog has been instrumental in helping to build the Anthropologie brand identity with our target customers. We believe our catalog expands our distribution channels and increases brand awareness. During fiscal 2010, we circulated approximately 17.4 million catalogs and plan to increase circulation to approximately 18.4 million catalogs in fiscal 2011.

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

Urban Outfitters offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Urban Outfitters stores. We believe the catalog has been instrumental in helping to build the Urban Outfitters brand identity with our target customers. We believe our catalog expands our distribution channels and increases brand awareness. During fiscal 2010, we circulated approximately 12.1 million Urban Outfitters catalogs and plan to increase our circulation to approximately 13.2 million catalogs in fiscal 2011.

Urban Outfitters operates a web site, www.urbanoutfitters.com, that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the traffic of Urban Outfitters’ store operations.

Urban Outfitters also operates a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise as found in the stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with its European target customers as well as helps to support our Urban Outfitters’ European store operations.

Free People offers a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. We believe the catalog has been instrumental in helping to build the Free People brand identity with our target customers. We believe our catalog expands our distribution channels and increases brand awareness. During fiscal 2010, we circulated approximately 7.4 million catalogs and plan to expand circulation to approximately 8.2 million catalogs in fiscal 2011.

Free People operates a web site, www.freepeople.com, that accepts orders directly from customers. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. As with the Free People catalog, we believe that the web site increases Free People’s reputation and brand recognition with its target customers and helps support the traffic of Free People’s store operations.

Terrain operates a web site that accepts orders directly from customers. The web site, www.shopterrain.com, was launched in September 2009. The web site exposes consumers to a portion of the product assortment found at the Terrain retail store. We believe that the web site increases Terrain’s reputation and brand recognition with its target customers and helps support the traffic of the Terrain’s store operations.

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers who respond to our catalog mailings. We also utilize the services of list rental companies to identify potential customers that will receive future catalogs.

We plan on increasing our spending on investments in web marketing for Urban Outfitters, Anthropologie, Free People and Terrain in fiscal 2011. These increases will be based on our daily evaluation of the customers response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 16.7% of consolidated net sales for fiscal 2010.

Wholesale Segment

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. During fiscal 2010, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and its own Free People stores. Free People currently sells its merchandise under our Free People and other labels. We also distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening of our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, which helps us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles and Chicago. Free People wholesale sales accounted for approximately 4.9% of consolidated net sales for fiscal 2010.

In addition to selling its merchandise to specialty retailers, Free People wholesale also shares production sourcing with our retail segment. Free People employs its own senior and creative management staff, but shares business support services with the retail segment.

The Leifsdottir wholesale division was established in fiscal 2009. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. We also distribute our Leifsdottir products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Leifsdottir products and will give us greater freedom in differentiating the presentation of our products and further strengthening our brand image. Leifsdottir presently maintains a wholesale sales and showroom facility in New York City. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for fiscal 2010.

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

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including, in many stores, in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are often placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2010 were located in specialty retail centers, upscale street locations and enclosed shopping malls. We plan to implement an Anthropologie location expansion strategy in fiscal 2011 similar to our strategy in fiscal 2010.

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, a bank and a stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2010 were located in upscale street locations, specialty retail centers and enclosed shopping malls. We plan to implement an Urban Outfitters location expansion strategy in fiscal 2011 similar to our strategy in fiscal 2010.

Our Free People retail stores opened to date are primarily located in enclosed shopping malls, specialty retail centers and upscale street locations. We plan to implement a Free People location expansion strategy in fiscal 2011 similar to our strategy in fiscal 2010.

Our Terrain garden center is a free-standing location on ten acres of land with street-front view and access. We plan to evaluate a future Terrain location utilizing a similar venue in fiscal 2011.

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

Merchandise

Our Urban Outfitters stores, web sites and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings in our Anthropologie stores, web site and catalogs include women’s casual apparel and accessories, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, web site and catalog offer a showcase for casual apparel, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our Terrain garden center offers lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores almost daily. The wide breadth of merchandise offered by our retail segment includes national third-party brands, as well as exclusive merchandise developed and designed internally by our brands. This selection allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Merchandise designed and developed by our brands generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

The ever-changing mix of products available to our customers allows us to adapt our merchandise to prevailing fashion trends, and, together with the inviting atmosphere of our stores, encourages our core customers to visit our stores frequently.

We seek to select price points for our merchandise that are consistent with the spending patterns of our target customers. As such, our stores carry merchandise at a wide range of price points that may vary considerably within product categories.

Store Operations

We have organized our retail store operations by brand into geographic areas or districts, each with a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical Urban Outfitters, Anthropologie and Terrain store includes a visual manager, several department managers and a full and part-time sales and visual staff. The staff of a typical Anthropologie store may also include a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. Our Free People retail stores include a store manager, a visual coordinator and full and part-time sales staff. A Terrain garden center may also include merchandise care and maintenance staff.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our catalogs and websites. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, creative store design, broad merchandise selection and visual presentation are key enticements for customers to enter and explore our stores and buy merchandise. Consequently, we rely on these factors, as well as the brand recognition created by our direct marketing activities, to draw customers into our stores, rather than on traditional forms of advertising such as print, radio and television media. Marketing activities for each of our retail store concepts include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are increasingly active in the burgeoning arena of social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Facebook and Twitter, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do we communicate what inspires us; it allows our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2010, we did business with approximately 2,900 vendors. No single vendor accounted for more than 10.0% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. A significant portion of merchandise purchased by our retail businesses is shipped directly to our distribution center in Lancaster County, Pennsylvania, which we own. In fiscal 2010 we completed construction on an additional 100,000 square feet of distribution space at this facility, bringing it to 291,000 square feet in size. This facility has an advanced computerized materials handling system and is approximately 65 miles from our home offices in Philadelphia.

In March 2005, we executed a long-term operating lease to utilize an additional 459,000 square foot fulfillment center located in Trenton, South Carolina. Currently, this facility houses the majority of merchandise distributed by our wholesale and direct-to-consumer channels. This building significantly expanded our fulfillment capacity and provides us with future opportunities for additional growth as it becomes necessary. This facility also utilizes a state-of-the-art and fully functional tilt tray sorter. The property currently accommodates all direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, customer contact operations and customer shipping. We believe this space and equipment allows us to maximize our fulfillment efficiency. We can expand this space as needed to support the additional growth requirements of both our retail and wholesale businesses.

In fiscal 2008 we executed a long-term lease to utilize a distribution center in Reno, Nevada, effectively relocating, expanding and bringing our west coast distribution service in-house. In March 2009 we executed an amendment to our long-term lease for an additional 39,000 square feet at this distribution center bringing it to 214,500 square feet in size. This facility services our stores in the western United States at a favorable freight cost per unit, and provides faster turnaround from selected vendors.

In addition, we have a distribution center in Essex, England, which is operated by a third party, to service our current and near-term needs for stores and direct-to-consumer operations in Europe.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line (DSL) network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for daily updates of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Free People and Urban Outfitters catalogs and the Anthropologie, Free People, Urban Outfitters and Terrain retail web sites, maintain separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. We launched a new, more functional web platform during fiscal 2008 that has expanded capacity for additional traffic and sales through the web. The Free People and Leifsdottir divisions within our wholesale segment use a separate software system for customer service, order entry and allocations, production planning and inventory management. During fiscal 2007, we successfully completed installation of a wholesale customer service system that provides significantly improved functionality and flexibility to help serve our customers. This system has the capability to handle additional workload related to increased order volume and will better suit us over the long term to meet the wholesale segment’s growth needs. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems.

During fiscal 2007, we also completed an upgrade of our existing point of sale platform at our North American locations. This upgrade included the replacement of our existing register software, replacement of registers and related hardware and the addition of radio frequency equipment to be utilized in the store receiving and operations areas. We believe this upgrade has allowed us to process customer transactions more quickly and efficiently. We believe this initiative has also resulted in advanced flexibility and customer service in the areas of locating inventory and accessing the direct-to-consumer channel within our retail stores. This new platform establishes better long-term technology resources and provides the infrastructure that enabled Anthropologie to implement a customer relationship management system during fiscal 2008.

During fiscal 2009, we successfully completed a warehousing software system implementation for our wholesale segment at our Trenton, South Carolina fulfillment center. The new software provides significantly improved scalability and functionality aligning with our business growth needs. We believe this upgrade will support our growth needs for the long-term. During fiscal 2011, we expect to complete phase one of our supply chain software project. This project will increase visibility for us and our vendors’ to merchandise within the supply chain process as well as provide for several other volume-based efficiencies.

During fiscal 2010, we began a warehousing software system implementation for our retail segment at our Lancaster County distribution center. The new software provides significantly improved reliability and functionality aligning with our business growth needs.

During fiscal 2010, we began work on an Order Management System that will significantly improve our ability to serve both our store and online customer and will provide for substantial improvements in our back office administration as it relates to supply chain, fulfillment and inventory control. Furthermore, it will integrate inventory visibility regardless of the channel in which it was received or sold. We expect phase one of this project to be complete in fiscal 2011. Phase I includes benefits such as a single consistent view of all purchase orders to our vendors regardless of business segment. Additionally, it provides for a standardized commercial invoicing that will be automatically matched to the purchase order.

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

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters”, “Anthropologie”, “Free People”, “Leifsdottir”, “Terrain”, “BDG Guaranteed Tough”, “Co-Operative”, “Deletta”, “Ecote”, “Eloise”, “Idra”, “Intimately Free People”, “Odille”, “Urban Renewal” and “Urbn.com”. Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2010, we employed approximately 14,000 people, approximately 41.0% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work in the wholesale segment and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending remain uncertain and may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The recent downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect the number of specialty retail businesses and their ability to purchase merchandise from our wholesale segment. It is difficult to predict how long the current uncertain economic, capital and credit market conditions will continue and what impact they will have on our business.

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

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war, acts of terrorism and natural disasters could adversely affect our business. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

Our operating results fluctuate from period to period.

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion of operating income typically realized during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Any decrease in sales or margins during this period, or in the availability of working capital needed in the months preceding this period, could have a more material adverse effect on our business, financial condition and results of operations than in other periods. Seasonal fluctuations also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the back-to-school and holiday selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on foreign sources of production” on page 13. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and web site orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

We may not be successful in introducing additional store concepts.

We may, from time to time, seek to develop and introduce new concepts or brands in addition to our existing Urban Outfitters, Anthropologie, Free People, Leifsdottir and Terrain brands. Our ability to succeed in these new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.

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

Our internet sales are subject to operational risk.

We sell merchandise over the Internet through our web sites. Our Internet operations are subject to numerous risks, including reliance on third party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. If our websites were disrupted for any material length of time for the reasons described above or any other reasons, our sales and profitability may suffer. There is no assurance that our Internet operations will continue to achieve sales and profitability growth.

Manufacturer compliance with our social compliance program requirements.

We have a compliance program that is monitored on an annual basis by our buying offices. Our production facilities are either certified as in compliance with our program, or areas of improvement are identified and corrective follow-up action is taken. All manufacturing facilities are required to follow applicable national labor laws, as well as international compliance standards regarding workplace safety, such as standards that require clean and safe working environments, clearly marked exits and paid overtime. We believe in protecting the safety and working rights of the people who produce the goods sold in our stores and through our wholesale business, while recognizing and respecting cultural and legal differences found throughout the world. We require our outside vendors to register through an online website and agree that they and their suppliers will abide by certain standards and conditions of employment.

Our investments in auction rate securities are subject to risks which may affect the liquidity of these investments and could cause an impairment charge.

Approximately 4.5% of our cash, cash equivalents and marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Historically, investments in ARS have been highly liquid, however, if an auction for the securities we own fails, the investments may not be readily convertible. Liquidity for ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with failed auctions will not be available until either a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process or the debt obligation reaches its maturity. Our ARS had a par value of $37.6 million and a fair value of $33.5 million as of January 31, 2010. As of January 31, 2010 all of our ARS have failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded a $4.1 million temporary impairment on our ARS as of January 31, 2010. To date, we have collected all interest receivable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. We do not have the intent to sell the underlying securities prior to their recovery and we believe it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. We cannot assure that further impairment to our ARS will not occur.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy yard allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. We currently occupy approximately 282,000 square feet at the Navy Yard and hold options on several adjacent buildings that are available for at least the next ten years to allow for additional expansion if necessary. The expenditures to improve our Navy Yard facilities were capitalized and are being depreciated based on the useful life of the improvements and fixtures. In fiscal 2010, we have begun a 54,000 square foot expansion of our home office. We expect this expansion to be complete in fiscal 2011.

Our customer contact center is located in Trenton, South Carolina as part of our 459,000 square foot distribution center, and occupies approximately 16,000 square feet. We occupy two offices in Europe including approximately 6,900 square feet of space at 24 Market Place in London and approximately 3,500 square feet of space at 24-26 West Street in London. Our home offices and customer contact facilities are leased properties with varying lease term expirations through 2016. We own a 291,000 square foot distribution center in Lancaster County, Pennsylvania. During fiscal 2008 we entered into an operating lease for a warehouse facility in Reno, Nevada and amended this lease for additional space in 2009. The facility is approximately 214,500 square feet and is primarily used to support our western United States stores. During fiscal 2008 we invested approximately $6 million in equipment and other improvements for this location. The term of this lease is set to expire in 2017 with Company options to renew for up to an additional ten years. Our distribution centers support our retail segment, with our Trenton, South Carolina facility also supporting the majority of our merchandise distributed by our wholesale segment.

Improvements in recent years, including those in fiscal 2010 described in Item 7: Management’s Discussion and Analysis-Liquidity and Capital Resources, were necessary to adequately support our growth. We believe we may need to further expand the square footage of our home office and distribution facilities to support our growth over the next several years. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie, Free People and Terrain stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease at January 31, 2010, by Urban Outfitters, Anthropologie, Free People and Terrain was approximately 1,234,000, 1,000,000, 47,000 and 20,000, respectively. Terrain also utilizes two acres of outdoor space to sell seasonal, live plants, accessories and outdoor furniture. The average store selling square feet is approximately 9,000 for Urban Outfitters, 7,400 for Anthropologie and 1,400 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors. The following table shows the location of each of our existing retail stores, as of January 31, 2010:

Urban Outfitters Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Arizona

Tempe

Tucson

Scottsdale

California

Berkeley

Burbank

Costa Mesa

Fresno

Glendale

Irvine

Los Angeles

Melrose Ave.

Cahuenga Blvd

Newport Beach

Pasadena

Rancho Cucamonga

Roseville

Sacramento

Santa Cruz

San Diego

Fifth Avenue

Hillcrest

San Francisco

Powell St.

Fillmore St.

San José

San Luis Obispo

Santa Barbara

Santa Monica

Simi Valley

Studio City

Thousand Oaks

Torrance

Ventura

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

Allston

Boston

Newbury St.

Faneuil Hall

Cambridge

Dedham

Northampton

Michigan

Ann Arbor

East Lansing

Troy

Minnesota

Bloomington

Minneapolis

Missouri

Kansas City

St. Louis

Nebraska

Omaha

Nevada

Las Vegas

Desert Passage

Mandalay Bay

New Jersey

Cherry Hill

Edison

Montclair

Paramus

Red Bank

New Mexico

Albuquerque

New York

Cheektowaga

Garden City

Ithaca

New York

Chelsea

The East Side

Midtown

SoHo

Queens

The West Side

The Upper West Side

Brooklyn

North Carolina

Asheville

Charlotte

Durham

Ohio

Cincinnati

Columbus

Westlake

Oregon

Portland

Tigard

Pennsylvania

Ardmore

King of Prussia

Philadelphia

Pittsburgh

University City

Rhode Island

Providence

South Carolina

Charleston

Tenessee

Nashville

Texas

Austin

Dallas

Northpark Center

East Mockingbird Lane

Houston

University Blvd.

The Galleria

San Antonio

Spring

Utah

Salt Lake City

Vermont

Burlington

Virginia

Charlottesville

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

Edinburgh

Glasgow

Denmark

Copenhagen

Sweden

Stockholm

Belgium

Antwerp

Germany

Hamburg

Anthropologie Stores

LOCATION	LOCATION	LOCATION	LOCATION

Alabama

Birmingham

Huntsville

Arizona

Mesa

Scottsdale

Fashion Square

Kierland Commons

Tucson

California

Berkeley

Beverly Hills

Burlingame

Carlsbad

Carmel

Chula Vista

Corona

Corte Madera

Danville

El Segundo

Fresno

Glendale

Irvine

Los Angeles

Newport Beach

Pasadena

Palo Alto

Rancho Cucamonga

Roseville

San Diego

La Jolla Village

Fashion Valley

San Francisco

San José

Santa Barbara

Santa Monica

Simi Valley

Thousand Oaks

Torrance

Colorado

Boulder

Denver

Cherry Creek

Lone Tree

Connecticut

Westport

Greenwich

South Windsor

Florida

Boca Raton

Coral Gables

Jacksonville

Miami

Miami Beach

Naples

Orlando

Palm Beach Gardens

Tampa

West Palm Beach

Georgia

Atlanta

Dunwoody

Idaho

Boise

Illinois

Chicago

108 N. State St.

1120 N. State St.

Southport Ave.

Geneva

Highland Park

Oak Brook

Schaumburg

Skokie

Indiana

Indianapolis

Louisiana

Baton Rouge

Maryland

Annapolis

Rockville

Towson

Massachusetts

Boston

Burlington

Chestnut Hill

Dedham

Natick

Michigan

Birmingham

Troy

Minnesota

Maple Grove

Minneapolis

St. Louis Park

Mississippi

Ridgeland

Missouri

Kansas City

St. Louis

Nebraska

Omaha

Nevada

Henderson

Las Vegas

New Jersey

Edgewater

Marlton

Montclair

North Brunswick

Princeton

Short Hills

Shrewsbury

Woodcliff Lake

New Mexico

Albuquerque

New York

Garden City

Greenvale

New York

Union Square

SoHo

Rockefeller Center

Victor

White Plains

North Carolina

Charlotte

Northlake Mall

SouthPark Mall

Durham

Greensboro

Ohio

Cincinnati

Columbus

Woodmere

Oregon

Portland

Tigard

Pennsylvania

Glen Mills

Philadelphia

Pittsburgh

Wayne

South Carolina

Myrtle Beach

Tennessee

Nashville

Texas

Austin

Dallas

Highland Park Village

NorthPark Center

Houston

CityCentre

Westheimer Rd.

Plano

San Antonio

Southlake

Spring

Utah

Salt Lake City

Virginia

Charlottesville

McLean

Reston

Richmond

Washington

Bellevue

Seattle

Fifth Ave.

University Village

Washington D.C.

Georgetown

Wisconsin

Madison

Milwaukee

Canada

Edmonton

Toronto

Don Mills

Yorkville Ave

England

London

Free People Stores

LOCATION	LOCATION	LOCATION

California

Cahuenga

Carlsbad

Canoga Park

Glendale

Los Angeles

Manhattan Beach

Palo Alto

San Antonio

Santa Monica

Torrance

Walnut Creek

Connecticut

Greenwich

Illinois

Chicago

1464 N Milwaukee Ave.

1401 N Milwaukee Ave.

Highland Park

	New Jersey Paramus Short Hills New York Brooklyn Garden City New York Fifth Ave. Third Ave. Spring St. Oregon Portland Pennsylvania Ardmore King of Prussia	Massachusetts Boston Burlington Dedham Texas Austin Dallas Virginia Arlington McLean Washington Bellevue Seattle
Terrain Garden Center
LOCATION
Pennsylvania Glen Mills

In addition to the stores listed above, Free People also operates wholesale sales and showroom facilities in New York City, Los Angeles and Chicago that are leased through 2017, 2014 and 2019, respectively. Leifsdottir operates a wholesale sales and showroom facility in New York City that is leased through the year 2014.

Item 3. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ Global Select Market under the symbol “URBN.” The following table sets forth, for the periods indicated below, the reported high and low closing sale prices for our common shares as reported on the NASDAQ Global Select Market.

Market Information

	High	Low
Fiscal 2010
Quarter ended April 30, 2009	$19.49	$14.13
Quarter ended July 31, 2009	$24.04	$18.76
Quarter ended October 31, 2009	$33.86	$24.43
Quarter ended January 31, 2010	$35.64	$30.52

Fiscal 2009
Quarter ended April 30, 2008	$34.64	$26.67
Quarter ended July 31, 2008	$34.30	$28.82
Quarter ended October 31, 2008	$37.20	$18.61
Quarter ended January 31, 2009	$22.31	$12.82

Holders of Record

On March 26, 2010 there were 108 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The following tables and graph compare the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2005 and ending January 31, 2010, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/31/05 in stock or index, including reinvestment of dividends.

Fiscal years ending January 31.

Company / Index	Base Period Jan-05	INDEXED RETURNS Years Ended
		Jan-06	Jan-07	Jan-08	Jan-09	Jan-10
Urban Outfitters, Inc.	$100	$129.83	$116.00	$137.87	$74.07	$150.08
S&P 500	$100	$110.38	$126.40	$123.48	$75.78	$100.89
S&P 500 Apparel Retail	$100	$94.80	$109.07	$104.31	$53.21	$105.21

Equity Compensation Plan Information

The following table shows the status of securities under the Company’s stock incentive plans as of January 31, 2010:

	EQUITY COMPENSATION PLAN
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Shares, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Restricted Shares, Warrants and Rights		No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Referenced in Column (A))
Plan Category	(A)	(B)		(C)
Equity Compensation Plans Approved by Security Holders (1):
Securities	11,751,699	$21.01	(2)	10,783,550
Equity Compensation Plans not Approved by Security Holders:	—	—		—

Total	11,751,699	$21.01		10,783,550

(1)	Amounts are subject to adjustment to reflect any stock dividend, stock split, share consideration or similar change in our capitalization.
(2)	Weighted average exercise price does not take into account performance stock unit awards.

Item 6. Selected Financial Data

The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated income statement and balance sheet data for each of the five fiscal years presented below is derived from our consolidated financial statements. The data presented below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the related notes thereto, which appear elsewhere in this report. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Fiscal Year Ended January 31,
	2010	2009	2008	2007	2006
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$1,937,815	$1,834,618	$1,507,724	$1,224,717	$1,092,107
Gross profit	786,145	713,478	576,772	451,921	448,606
Income from operations	338,984	299,435	224,945	163,989	207,699
Net income	219,893	199,364	160,231	116,206	130,796
Net income per common share—basic	$1.31	$1.20	$0.97	$0.71	$0.80
Weighted average common shares outstanding—basic	168,053,502	166,793,062	165,305,207	164,679,786	163,717,726
Net income per common share—diluted	$1.28	$1.17	$0.94	$0.69	$0.77
Weighted average common shares outstanding—diluted	171,230,245	170,860,605	169,640,585	168,652,005	169,936,041

Balance Sheet Data:
Working capital	$617,664	$483,252	$266,232	$231,087	$251,675
Total assets	1,636,093	1,329,009	1,142,791	899,251	769,205
Total liabilities	339,318	275,234	289,360	223,968	208,325
Total shareholders’ equity	$1,296,775	$1,053,775	$853,431	$675,283	$560,880

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments; a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People wholesale division and our Leifsdottir division. Free People wholesale designs, develops and markets young women’s contemporary casual apparel. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel.

A store is included in comparable store net sales data, as presented in this discussion, if it has been open at least one full fiscal year prior to fiscal 2010, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. Sales from stores that do not fall within the definition of a comparable store are considered non-comparable. Furthermore, non-store sales, such as catalog and website related sales and foreign currency translation adjustments are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume, as discussed in our results of operations, may correlate to changes in customer traffic. Transaction volume changes may be caused by a response to our brands’ fashion offerings, our web advertising, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2010 ended on January 31, 2010.

Our historical and long-term goal is to achieve a net sales compounded annual growth rate of 20% or better through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Store

As of January 31, 2010, we operated 155 Urban Outfitters stores of which 130 are located in the United States, 7 are located in Canada and 18 are located in Europe. During fiscal 2010, we opened 13 new Urban Outfitters stores, 12 of which are located within the United States and 1 which is located in Europe. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban’s North American and European store sales accounted for approximately 33.7% and 5.5% of consolidated net sales, respectively, for fiscal 2010.

We operated 137 Anthropologie stores as of January 31, 2010, of which 133 are located in the United States, 3 are located in Canada and 1 is located in Europe. During fiscal 2010 we opened 16 new Anthropologie stores, of which 12 are located within the United States, 3 are located in Canada, and 1 is located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, including opening additional Anthropologie stores in Europe. Anthropologie’s North American and European store sales accounted for approximately 36.1% and 0.3% of consolidated net sales for fiscal 2010.

We operated 34 Free People stores as of January 31, 2010, all of which are located in the United States. During fiscal 2010 we opened 4 new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s retail store sales accounted for approximately 2.0% of consolidated net sales for fiscal 2010.

We operated one Terrain garden center as of January 31, 2010, which is located in Glen Mills, Pennsylvania. Terrain is our newest store concept designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment through its large and freestanding site, inspired by the ‘greenhouse.’ Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. Terrain store sales accounted for less than 1.0% of consolidated net sales for fiscal 2010.

For all brands combined, we plan to open approximately 45 new stores during fiscal 2011, including approximately 9 new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct -to-Consumer

Anthropologie offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores. During fiscal 2010, we circulated approximately 17.4 million catalogs and believe that our catalogs have been instrumental in helping to build the Anthropologie brand identity with our target customers. We plan to increase circulation to approximately 18.4 million catalogs during fiscal 2011.

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

Urban Outfitters offers a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2010, we circulated approximately 12.1 million Urban Outfitters catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to increase circulation to approximately 13.2 million catalogs during fiscal 2011.

Urban Outfitters operates a web site, www.urbanoutfitters.com, that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar selection of merchandise as found in the stores. As with the Urban Outfitters catalog, we believe the web site increases the reputation and recognition of the brand with its target customers, as well as helps to support the strength of Urban Outfitters’ store operations.

Urban Outfitters also operates a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. We believe the web site increases the reputation and recognition of the brand with our European customers as well as helps to support our Urban Outfitters’ European store operations.

Free People offers a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. During fiscal 2010, Free People circulated approximately 7.4 million catalogs. We believe this catalog has expanded our distribution channels and increased brand awareness. We plan to expand catalog circulation to approximately 8.2 million catalogs during fiscal 2011.

Free People operates a web site, www.freepeople.com, that accepts orders directly from customers. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings. As with our catalog, we believe that the web site increases Free People’s reputation and brand recognition with its target customers and helps support the traffic of Free People’s store operations.

Terrain operates a web site that accepts orders directly from customers. The web site, www.shopterrain.com, was launched in September 2009. The web site exposes consumers to a portion of the product assortment found at the Terrain retail store. We believe that the web site increases Terrain’s reputation and brand recognition with its target customers and helps support the traffic of Terrain’s store operations.

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers who respond to our catalog mailings. We also utilize the services of list rental companies to identify potential customers that will receive future catalogs.

We plan on increasing our spending on investments in web marketing for Urban Outfitters, Anthropologie and Free People in fiscal 2011. These increases will be based on our ongoing daily evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 16.7% of consolidated net sales for fiscal 2010.

Wholesale Operations

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. During fiscal 2010, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including

Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, Urban Outfitters and our own Free People stores. Free People wholesale sales accounted for approximately 4.9% of consolidated net sales for fiscal 2010.

The Leifsdottir wholesale division was established in fiscal 2009. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for fiscal 2010.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our wholesale and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be recorded in the future. As of January 31, 2010 and 2009, reserves for estimated sales returns in-transit totaled $9.9 million and $7.5 million, representing 2.9% and 2.7% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that we have both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Other than temporary impairment losses related to credit losses, as defined by ASC 320 Investments—Debt and Equity Securities, are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as ARS that fail at auction and do not liquidate under normal course are classified as long term assets. Successful auctions would be classified as current assets. Marketable securities as of January 31, 2010 and 2009 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. The majority of inventory at January 31, 2010 and 2009 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Net inventories as of January 31, 2010 and January 31, 2009 totaled $186.1 million and $169.7 million, representing 11.4% and 12.8% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on the market value of our physical inventories, cycle counts and recent historical trends. Our physical inventories for fiscal 2010 were performed as of June 2009 and January 2010. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2010 and January 31, 2009 totaled $540.0 million and $505.4 million, respectively, representing 33.0% and 38.0% of total assets, respectively.

In assessing potential impairment of our store related assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be measurable within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2010, 2009 and 2008, write-downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to operating expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. In January of fiscal 2010 we converted one Free People store location in Chicago to a Free People Wholesale Showroom.

As of the date of this report, all of our stores are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2010 and January 31, 2009 totaled $43.6 million and $46.3 million, respectively, representing 2.7% and 3.5% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the consolidated statement of income.

We increased valuation allowances to $2.2 million as of January 31, 2010 from $1.4 million as of January 31, 2009. This increase is based on evidence of our ability to generate sufficient future taxable income in certain state and foreign jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with generally accepted accounting principles in the United States. We are required to record an estimated loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued in our consolidated financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	59.4	61.1	61.7

Gross profit	40.6	38.9	38.3
Selling, general and administrative expenses	23.1	22.6	23.3

Income from operations	17.5	16.3	15.0
Interest income	0.3	0.6	0.6
Other income	—	—	—
Other expenses	—	—	—

Income before income taxes	17.8	16.9	15.6
Income tax expense	6.4	6.0	4.9

Net income	11.4%	10.9%	10.7%

Period over Period Change:
Net sales	5.6%	21.7%	23.1%
Gross profit	10.2%	23.7%	27.6%
Income from operations	13.2%	33.1%	37.2%
Net income	10.3%	24.4%	37.9%

Fiscal 2010 Compared to Fiscal 2009

Net sales in fiscal 2010 increased by 5.6% to $1.94 billion, from $1.83 billion in the prior fiscal year. The $103 million increase was attributable to a $109 million or 6.3% increase, in retail segment net sales that was partially offset by a $6 million or 5.4% decline in our wholesale segment net sales. The growth in our retail segment net sales during fiscal 2010 was driven by an increase of $115 million in non-comparable and new store net sales, and an increase in direct-to-consumer net sales of $53 million or 19.5%. These increases were partially offset by a decline of $35 million or 2.6% in comparable store net sales and $24 million of foreign currency translation adjustments. The decrease in comparable store net sales was comprised of 0.6%, 11.0% and 4.0% decreases at Anthropologie, Free People and Urban Outfitters, respectively. The decline in our wholesale segment net sales was due to a $11 million or 10.6% decline at Free People wholesale that was partially offset by an increase of $5 million or 185% at Leifsdottir.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 33 new stores in fiscal 2010 and 49 new stores in fiscal 2009 that were considered non-comparable during fiscal 2010. Comparable store net sales decreases were primarily the result of decreases in the number of units sold per transaction, that were partially offset by slight increases in average unit sales prices and transactions. Thus far during fiscal 2011 total Company net sales are favorable versus the same period in the prior year and our comparable retail segment sales trend has improved significantly from our most recently completed quarter. Direct-to-consumer net sales in fiscal year 2010 increased over the prior year primarily due to increased traffic to our web sites, which more than offset decreases in conversion rate and average order value. Catalog circulation across all brands decreased by 3 million or 8.2%. The decrease in Free People wholesale net sales was driven by decreases in transactions and average unit sale prices. Leifsdottir wholesale net sales increase was a result of increased transactions that more than offset a decline in average unit sale prices.

Gross profit rates in fiscal 2010 increased to 40.6% of net sales or $786 million from 38.9% of net sales or $713 million in fiscal 2009. This improvement is primarily due to improvements in our initial merchandise margins which were partially offset by a higher rate of store occupancy expense driven by the decrease in comparable store sales. Total inventories at January 31, 2010 increased by $16 million or 9.7% to $186 million from $170 million in the prior fiscal year. The increase is primarily due to the acquisition of inventory to stock new and non-comparable stores. Comparable store inventory at cost decreased by 3%.

Selling, general and administrative expenses during fiscal 2010 increased to 23.1% of net sales or $447 million versus 22.6% of net sales or $414 million for fiscal 2009. The rate increase is primarily due to an increase in incentive based compensation that relates to meeting targeted operating performance goals in fiscal 2010. The dollar increase versus the prior year is primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 17.5% of net sales or $339 million for fiscal 2010 compared to 16.3% of net sales or $299 million for fiscal 2009.

Our annual effective income tax rate increased to 36.2% of income for fiscal 2010 compared to 35.6% of income for fiscal 2009. The increase in fiscal 2010’s tax rate is primarily due to a lower proportion of tax free interest income due to a strategic shift to a mix of lower risk securities versus the prior year’s holdings. See Note 8 “Income Taxes” in our consolidated financial statements, included elsewhere in this report, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate. We expect the tax rate for fiscal 2011 to be favorable to fiscal 2010 due in part to an anticipated increase in income generated from foreign operations.

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

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 49 new stores in fiscal 2009 and 38 new stores in fiscal 2008 that were considered non-comparable during fiscal 2009. Comparable store net sales increases were primarily the result of increases in average unit sales prices and increases in transactions resulting from an increased response to our merchandise offerings. These increases more than offset a slight decrease in the number of units sold per transaction. Direct-to-consumer net sales in fiscal year 2009 increased over the prior year primarily due to increased traffic to our web sites, that more than offset minor decreases in conversion rate and average order value. Circulation modestly increased by 688,000 catalogs or 1.7%. The increase in Free People wholesale net sales was driven by increased average unit sale prices and increased transactions.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $745 million as of January 31, 2010 as compared to $521 million as of January 31, 2009 and $374 million as of January 31, 2008. The increase in cash, cash equivalents and marketable securities during fiscal 2010 was primarily a result of $325 million from cash provided by operating activities as compared to $252 million in fiscal 2009, that primarily consists of net income and the add back of the non-cash items, depreciation and amortization expense. Cash used in investing activities for fiscal 2010 was $495 million of which $109 million was used primarily for the construction of new stores and $386 million was the net activity used for purchases and sales of marketable securities. Cash from financing activities in fiscal 2010 of $10 million was related to exercises of stock options and related tax benefits on stock option exercises. Our working capital for fiscal years 2010, 2009 and 2008 was $618 million, $483 million and $266 million, respectively. The changes in working capital primarily relate to changes to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses and in our European subsidiaries. Cash paid for property and equipment, net of tenant improvement allowances included in deferred rent for fiscal 2010, 2009 and 2008 were $109 million, $109 million and $92 million respectively, and were primarily used to expand and support our store base. During fiscal 2011, we plan to construct and open approximately 45 new stores, renovate certain existing stores, complete an expansion of our home office in Philadelphia, Pennsylvania, modestly increase our catalog circulation by approximately 3 million catalogs to approximately 40 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2011 to approximately $130 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. We believe improvements to our home office and distribution facilities are necessary to adequately support our growth.

During fiscal 2011, we plan to complete a 54,000 square foot expansion of our home office in Philadelphia, Pennsylvania. We anticipate the project will cost approximately $25 million. We believe this expansion will help support our growth for the near term.

During fiscal 2010, we completed a 100,000 square foot addition to our Lancaster, Pennsylvania distribution facility. This facility primarily serves our midwest and east coast stores. We believe this expansion will help support our growth for the near term.

During fiscal 2008, we entered into an operating lease for a warehouse facility in Reno, Nevada to support our western United States stores. The facility is approximately 214,500 square feet and the term of the lease is set to expire in 2017 with our option to renew for up to an additional 10 years. During fiscal 2008, we invested approximately $6.3 million in equipment and other improvements for this location. In March 2009, we executed a lease for an additional 39,000 square feet of warehouse space at our Reno, Nevada facility that is included in the total noted above. We believe this expansion will help support our growth for the next several years.

During fiscal 2011, we may enter into one or more acquisitions or transactions related to the expansion of our brands. We do not anticipate that these acquisitions or transactions individually or in the aggregate will be material to our financial statements as a whole.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the fiscal year ended January 31, 2007, we repurchased and subsequently retired 1,220,000 shares at a cost of approximately $21 million. No shares have been repurchased since fiscal 2007.

On September 21, 2009, we amended our renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds additional subsidiary borrowers and adds certain additional subsidiary guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100.0 million at our discretion, subject to a seven day request period. As of January 31, 2010, the credit limit under the Line was $60.0 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2010 we were in compliance with all covenants under the Line. As of January 31, 2010, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $36.3 million as of January 31, 2010. The available credit, including the accordion feature under the Line was $63.7 million as of January 31, 2010. We believe the renewed Line will satisfy our letter of credit needs through fiscal 2011. We plan to renew the line during fiscal 2011 and expect the renewal will satisfy our credit needs through fiscal 2011 and the foreseeable future. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition did not affect the original line agreement.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments as of January 31, 2010:

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,155,843	$139,562	$421,370	$242,101	$352,810
Purchase orders (2)	221,985	221,985	—	—	—
Construction contracts (3)	2,893	2,893	—	—	—
Tax Contingencies (4)	710	710	—	—	—

Total contractual obligations	$1,381,431	$365,150	$421,370	$242,101	$352,810

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 22 locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these 22 locations was approximately $3.3 million for fiscal 2010. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our best estimate of the future payments for these locations. Amounts noted above include commitments for 22 executed leases for stores not opened as of January 31, 2010.

(2)	Our merchandise commitments are cancellable with no or limited recourse available to the vendor until merchandise shipping date.
(3)	Includes construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.
(4)	Tax contingencies include $0.7 million that are classified as a current liability in the Company’s consolidated balance sheet as of January 31, 2010. Tax contingencies in the table above do not show an existing liability of $10.0 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $10.0 is classified as a long term liability in the Company’s consolidated balance sheet as of January 31, 2010.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (1)	$32,349	$32,349	$—	$—	$—
Standby letters of credit	3,932	3,932	—	—	—

Total commercial commitments	$36,281	$36,281	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three years ended January 31, 2010, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified into The Accounting Standards Codification (“ASC”) Topic 810. This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, ASC Topic 810 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. The provisions of ASC Topic 810 are effective for fiscal years beginning after November 15, 2009. We plan to adopt these provisions in fiscal 2011 and anticipate the adoption to have no effect on our financial condition, results of operations or cash flows.

Seasonality and Quarterly Results

The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Fiscal 2010 Quarter Ended
	April 30, 2009	July 31, 2009	Oct. 31, 2009	Jan. 31, 2010
	(dollars in thousands, except per share data)
Net sales	$384,796	$458,626	$505,900	$588,493
Gross profit	143,305	187,091	210,088	245,661
Net income	30,805	49,021	62,392	77,675
Net income per common share—basic	0.18	0.29	0.37	0.46
Net income per common share—diluted	0.18	0.29	0.36	0.45
As a Percentage of Fiscal Year:
Net sales	20%	24%	26%	30%
Net income	14%	22%	29%	35%

	Fiscal 2009 Quarter Ended
	April 30, 2008	July 31, 2008	Oct. 31, 2008	Jan. 31, 2009
	(dollars in thousands, except per share data)
Net sales	$394,292	$454,295	$477,953	$508,078
Gross profit	158,680	186,510	195,396	172,892
Net income	42,557	56,988	59,274	40,545
Net income per common share—basic	0.26	0.34	0.35	0.24
Net income per common share—diluted	0.25	0.33	0.35	0.24
As a Percentage of Fiscal Year:
Net sales	21%	25%	26%	28%
Net income	21%	29%	30%	20%

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2010 the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts,

Federal Government Agencies, FDIC insured corporate bonds, pre-refunded tax-exempt municipal bonds rated “A” or better, tax-exempt municipal bonds rated A or better, and auction rate securities rated A or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of the Company’s investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would normally not impact the fair market value of the related underlying instruments.

Approximately 4.5% of our cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. The Company’s ARS had a par value of $37.6 million and a fair value of $33.5 million as of January 31, 2010. As of January 31, 2010, all of the ARS held by the Company failed to liquidate at auction due to lack of market demand. As of January 31, 2009, the Company had $44.0 million of par and 38.7 million of fair value ARS. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until either a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $4.1 million and $5.3 million of temporary impairment charges on our ARS as of January 31, 2010 and January 31, 2009, respectively. To date, we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe it is not likely to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, the Company has classified all ARS as long term assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results of Operations and from pages F-1 through F-30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.

The effectiveness of internal control over financial reporting as of January 31, 2010 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 39 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated March 31, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 31, 2010

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	62	Chairman of the Board of Directors and President
Glen T. Senk	53	Director and Chief Executive Officer
Eric Artz	42	Chief Financial Officer
Glen A. Bodzy	57	General Counsel and Secretary
Tedford G. Marlow	58	President, Urban Outfitters Brand
Wendy B. McDevitt	45	Co-President, Anthropologie Brand
Wendy Wurtzburger	52	Co-President, Anthropologie Brand
Freeman M. Zausner	62	Chief Administrative Officer
Margaret Hayne	52	President, Free People
Frank J. Conforti	34	Controller
Scott A. Belair (2)(3)	62	Director
Harry S. Cherken, Jr. (1)	60	Director
Joel S. Lawson III (2)(3)	62	Director
Robert H. Strouse (1)(2)(3)	61	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since the Company’s incorporation in 1976. Margaret Hayne, President of Free People, is Mr. Hayne’s spouse.

Mr. Senk, a director since 2004, has served as Chief Executive Officer since May 2007, and prior to that, as President of Anthropologie, Inc. since April 1994. Mr. Senk was named Executive Vice President of Urban Outfitters, Inc. in May 2002, and assumed responsibility for the Company’s Free People division in May 2003. Prior to joining the Company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England. Mr. Senk began his retail career at Bloomingdale’s, where he served in a variety of roles including Managing Director of Bloomingdale’s By Mail. Mr. Senk serves as a member of the Board of Directors for Tory Burch, Inc and previously served as a member of the Board of Directors for Bare Escentuals, Inc.

Mr. Artz joined Urban Outfitters as its Chief Financial Officer in February, 2010. Prior to joining the Company, Mr. Artz held various positions at VF Corporation from 1992 through 2009 including Chief Financial Officer of VF Contemporary Brands, Chief Operation Officer and Chief Financial Officer of Seven for All Mankind and Vice President of Operations for VF Outdoor. Mr. Artz, a Certified Public Accountant, began his career with Ernst and Young in their audit department.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Marlow has served as President, Urban Outfitters Brand since July 2001. Prior to joining the Company, for the period from September 2000 to July 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development, Production and Marketing at Chicos FAS, Inc., a clothing retailer. Previously, he was Senior Vice President at Saks Fifth Avenue from November 1998 to September 2000, where he was responsible for all Saks Fifth Avenue private brand product development. From January 1995 to November 1998, Mr. Marlow served as President and Chief Executive Officer of Henri Bendel, a division of The Limited Brands, Inc. Mr. Marlow will retire from his position as President, Urban Outfitters Brand, effective April 12, 2010. Mr. Marlow is expected to remain with the Company in the role of Executive Director of Business Development focusing on international expansion and special projects.

Ms. McDevitt, Co-President of the Anthropologie brand, joined Urban Outfitters in November 1992 and has served within all of the URBN brands including Director of Administration for URBN, Director of Operations/Stores for Urban Outfitters Europe, Executive Director of Stores and Operations for Anthropologie and Chief Operating Officer for Anthropologie. Prior to joining the Company, Mrs. McDevitt worked with Liz Claiborne.

Ms. Wurtzburger, Co-President of the Anthropologie brand, joined Urban Outfitters in 1998 and has served in a senior merchandising role at the Anthropologie brand, including as the Chief Merchandise Officer. Prior to joining the company, Ms. Wurtzburger held buying and merchandising roles with a variety of department and specialty stores including Abraham & Straus, Macy’s West and Mimi Maternity.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990. Mr. Zausner retired from the Company in 1996.

Ms. Hayne joined Urban Outfitters in August 1982. She is a 34-year veteran of the retail and wholesale industry and has served as President of Free People since March 2007. Mr. Hayne, the Chairman of the Board of Directors and President, is Mrs. Hayne’s husband.

Mr. Conforti joined Urban Outfitters in March 2007 as Director of Finance and SEC Reporting and has been Controller since February 2009. Prior to joining the Company, Mr. Conforti, a Certified Public Accountant, worked for AlliedBarton Security Services, LLC for five years serving as Controller for three years. Mr. Conforti began his career at KPMG in 1998 where he held various audit roles.

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

Mr. Cherken, a director since 1989, has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm and until January 2007 served as Co-Chair of its Real Estate Group.

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

Mr. Strouse, a director since 2002, serves as President of Wind River Holdings, L.P. Wind River oversees a diversified group of privately owned industrial and service businesses.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report. The file number for each exhibit incorporated by reference is 000-22754 unless otherwise provided.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2004.

10.2	First Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

10.3	Second Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on March 28, 2008.

10.4+	Third Amendment to the Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 24, 2009.

10.5+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2005.

Exhibit Number	Description
10.6+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.7+	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 (file no. 333-84333) filed on August 3, 1999.

10.8+	2000 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

10.9+	2008 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008

10.10+	Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

10.11+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.12+	Form of 2004 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.13+	Form of 2004 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.14+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.15+	Form of 2008 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.16+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2010	By:	/s/ GLEN T. SENK
Glen T. Senk
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne	Chairman of the Board, President and Director	April 1, 2010

/s/ GLEN T. SENK Glen T. Senk (Principal Executive Officer)	Chief Executive Officer and Director	April 1, 2010

/s/ ERIC ARTZ Eric Artz (Principal Financial Officer)	Chief Financial Officer	April 1, 2010

/s/ FRANK J. CONFORTI Frank J. Conforti (Principal Accounting Officer)	Controller	April 1, 2010

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 1, 2010

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 1, 2010

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 1, 2010

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 1, 2010

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 31, 2010

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$159,024	$316,035
Marketable securities	342,512	49,948
Accounts receivable, net of allowance for doubtful accounts of $1,284 and $1,229, respectively	38,405	36,390
Inventories	186,130	169,698
Prepaid expenses and other current assets	67,865	46,412
Deferred taxes	12,277	5,919

Total current assets	806,213	624,402

Property and equipment, net	539,961	505,407
Marketable securities	243,445	155,226
Deferred income taxes and other assets	46,474	43,974

Total Assets	$1,636,093	$1,329,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,041	$62,955
Accrued compensation	21,913	11,975
Accrued expenses and other current liabilities	88,595	66,220

Total current liabilities	188,549	141,150
Deferred rent and other liabilities	150,769	134,084

Total Liabilities	339,318	275,234

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 168,558,371 and 167,712,088 issued and outstanding, respectively	17	17
Additional paid-in capital	184,620	170,166
Retained earnings	1,121,232	901,339
Accumulated other comprehensive loss	(9,094)	(17,747)

Total Shareholders’ Equity	1,296,775	1,053,775

Total Liabilities and Shareholders’ Equity	$1,636,093	$1,329,009

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2010	2009	2008
Net sales	$1,937,815	$1,834,618	$1,507,724
Cost of sales, including certain buying, distribution and occupancy costs	1,151,670	1,121,140	930,952

Gross profit	786,145	713,478	576,772
Selling, general and administrative expenses	447,161	414,043	351,827

Income from operations	338,984	299,435	224,945
Interest income	6,290	11,504	9,390
Other income	463	694	575
Other expenses	(1,331)	(2,143)	(515)

Income before income taxes	344,406	309,490	234,395
Income tax expense	124,513	110,126	74,164

Net income	$219,893	$199,364	$160,231

Net income per common share:
Basic	$1.31	$1.20	$0.97

Diluted	$1.28	$1.17	$0.94

Weighted average common shares outstanding:
Basic	168,053,502	166,793,062	165,305,207

Diluted	171,230,245	170,860,605	169,640,585

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Compre- hensive Income	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
		Number of Shares	Par Value
Balances as of February 1, 2007		164,987,463	$17	$128,586	$542,396	$4,284	$675,283
Net income	$160,231	—	—	—	160,231	—	160,231
Foreign currency translation	703	—	—	—	—	703	703
Tax uncertainties	—	—	—	—	(652)	—	(652)
Unrealized gains on marketable securities, net of tax	2,248	—	—	—	—	2,248	2,248

Comprehensive income	$163,182

Share-based compensation		—	—	3,277	—	—	3,277
Exercise of stock options		1,117,152	—	5,000	—	—	5,000
Tax effect of share exercises		—	—	7,341	—	—	7,341

Balances as of January 31, 2008		166,104,615	17	144,204	701,975	7,235	853,431
Net income	$199,364	—	—	—	199,364	—	199,364
Foreign currency translation	(19,866)	—	—	—	—	(19,866)	(19,866)
Unrealized losses on marketable securities, net of tax	(5,116)	—	—	—	—	(5,116)	(5,116)

Comprehensive income	$174,382	—	—		—	—

Share-based compensation		—	—	3,637	—	—	3,637
Exercise of stock options		1,607,473	—	8,891	—	—	8,891
Tax effect of share exercises		—	—	13,434	—	—	13,434

Balances as of January 31, 2009		167,712,088	17	170,166	901,339	(17,747)	1,053,775
Net income	$219,893	—	—	—	219,893	—	219,893
Foreign currency translation	7,173	—	—	—	—	7,173	7,173
Unrealized gains on marketable securities, net of tax	1,480	—	—	—	—	1,480	1,480

Comprehensive income	$228,546

Share-based compensation		—	—	4,766	—	—	4,766
Exercise of stock options		846,283	—	3,250	—	—	3,250
Tax effect of share exercises		—	—	6,438	—	—	6,438

Balances as of January 31, 2010		168,558,371	$17	$184,620	$1,121,232	$(9,094)	$1,296,775

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$219,893	$199,364	$160,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,350	81,949	70,017
Provision for deferred income taxes	2,161	(9,351)	(2,782)
Excess tax benefit on share-based compensation	(6,438)	(13,434)	(7,341)
Share-based compensation expense	4,766	3,637	3,277
Loss on disposition of property and equipment, net	339	61	317
Changes in assets and liabilities:
Receivables	(1,825)	(10,726)	(5,462)
Inventories	(15,544)	(272)	(17,430)
Prepaid expenses and other assets	(25,619)	9,210	(22,441)
Accounts payable, accrued expenses and other liabilities	55,311	(8,868)	75,967

Net cash provided by operating activities	325,394	251,570	254,353

Cash flows from investing activities:
Cash paid for property and equipment	(109,260)	(112,553)	(115,370)
Cash paid for marketable securities	(806,546)	(809,039)	(293,633)
Sales and maturities of marketable securities	421,040	864,685	220,101

Net cash used in investing activities	(494,766)	(56,907)	(188,902)

Cash flows from financing activities:
Exercise of stock options	3,250	8,891	5,000
Excess tax benefit from stock option exercises	6,438	13,434	7,341

Net cash provided by financing activities	9,688	22,325	12,341

Effect of exchange rate changes on cash and cash equivalents	2,673	(6,224)	212

(Decrease) increase in cash and cash equivalents	(157,011)	210,764	78,004
Cash and cash equivalents at beginning of period	316,035	105,271	27,267

Cash and cash equivalents at end of period	$159,024	$316,035	$105,271

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$137,490	$115,040	$70,765

Non-cash investing activities—Accrued capital expenditures	$12,960	$6,561	$6,645

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, three catalogs and five web sites. As of January 31, 2010 and 2009, the Company operated 327 and 294 stores, respectively. Stores located in the United States totaled 298 as of January 31, 2010 and 270 as of January 31, 2009. Operations in Europe and Canada included 19 stores and 10 stores as of January 31, 2010, respectively and 17 stores and 7 stores as of January 31, 2009, respectively. In addition, the Company’s wholesale segment sold and distributed apparel to approximately 1,400 better department and specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2010 ended on January 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2010 and 2009, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as Auction Rate Securities (“ARS”) that fail at auction and do not liquidate under normal course are classified as long term assets, any successful auctions would be classified as current assets. Marketable securities as of January 31, 2010 and 2009 were classified as available-for-sale.

Approximately 4.5% of the Company’s cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. The Company’s ARS had a fair value of $33.5 million as of January 31, 2010 and $38.7 million as of January 31, 2009. As of and subsequent to the end of the current fiscal year, all of the ARS held by the Company failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming illiquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, the Company has recorded $4.1 million and 5.3 million of temporary impairment on its ARS as of January 31, 2010 and January 31, 2009, respectively. To date the Company has collected all interest receivable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, the Company has classified all ARS as long term assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

The Company also includes disclosure about its investments that are in an unrealized loss position for which other-than-temporary impairments have not been recognized.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2010, 2009 and 2008 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2010	$1,229	$1,791	$(1,736)	$1,284
Year ended January 31, 2009	$966	$4,375	$(4,112)	$1,229
Year ended January 31, 2008	$849	$2,628	$(2,511)	$966

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2010 and 2009 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s physical inventories, cycle counts and recent historical trends. The Company’s physical inventories for fiscal 2010 were performed as of June 2009 and January 2010. The Company’s estimates generally have been accurate and their reserve methods have been applied on a consistent basis. The Company expects the amount of their reserves to increase over time as they expand their store base and accordingly, related inventories.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2010.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2010, 2009 and 2008 is as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2010	$7,547	$33,889	$(31,524)	$9,912
Year ended January 31, 2009	$6,776	$28,408	$(27,637)	$7,547
Year ended January 31, 2008	$8,916	$35,952	$(38,092)	$6,776

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing expenses which are composed of catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our web sites. These costs are amortized over the period in which the customer responds to the marketing material determined based on historical customer response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog and related items are typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $3,238 and $2,585 as of January 31, 2010 and 2009, respectively. Advertising expenses were $46,827, $45,561 and $40,828 for fiscal 2010, 2009 and 2008, respectively.

Start-up Costs

The Company expenses all start-up and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2010, 2009 and 2008, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning stage, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company applies the provisions of ASC Topic 740, “Income Taxes,” which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated United States federal income tax return (see Note 8 for a further discussion of income taxes).

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

Accumulated Other Comprehensive Income

Comprehensive income is comprised of two subsets—net income and other comprehensive income. Amounts in accumulated other comprehensive income relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. Accumulated other comprehensive income consisted of foreign currency translation losses of $7,323 and $14,496 as of January 31, 2010 and January 31, 2009, respectively. Other comprehensive income included an unrealized loss, net of tax, on marketable securities of $1,771 and 3,251 as of January 31, 2010 and January 31, 2009, respectively. Gross realized gains are included in other income and were not material to the Company’s financial statements for all three years presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income within shareholders’ equity. As of January 31, 2010, 2009 and 2008, foreign currency translation adjustments resulted in losses of $7,323, $14,496 and gains of $5,370, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issue. The Company’s investment policy requires that the majority of its cash, cash equivalents and marketable securities are invested in federally insured or guaranteed investment vehicles such as federal government agencies, FDIC insured corporate bonds, irrevocable pre-refunded municipal bonds and United States treasury bills. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was codified into ASC Topic 810. This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, ASC Topic 810 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. The provisions of ASC Topic 810 are effective for fiscal years beginning after November 15, 2009. The Company plans to adopt these provisions in fiscal 2011 and anticipates the adoption to have no effect on its financial condition, results of operations or cash flows.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2010 and 2009 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2010
Short-term Investments:
Municipal bonds	$120,778	$357	$(5)	$121,130
Federal government agencies	154,470	229	(24)	154,675
FDIC insured corporate bonds	22,219	186	—	22,405
Treasury bills	42,758	43	—	42,801
Equities	1,800	—	(299)	1,501

	342,025	815	(328)	342,512

Long-term Investments:
Municipal bonds	35,699	302	(29)	35,972
Federal government agencies	116,625	394	(111)	116,908
FDIC insured corporate bonds	32,652	263	—	32,915
Treasury bills	24,055	90	—	24,145
Auction rate securities	37,625	—	(4,120)	33,505

	246,656	1,049	(4,260)	243,445

	$588,681	$1,864	$(4,588)	$585,957

As of January 31, 2009
Short-term Investments:
Municipal bonds	$15,814	$123	$—	$15,937
Federal government agencies	24,975	—	—	24,975
Mutual funds	5,046	—	—	5,046
Demand notes and equities	4,840	2	(852)	3,990

	50,675	125	(852)	49,948

Long-term Investments:
Municipal bonds	76,517	1,239	(10)	77,746
Federal government agencies	25,640	—	(141)	25,499
FDIC insured corporate bonds	13,318	—	(79)	13,239
Auction rate securities	44,025	—	(5,283)	38,742

	159,500	1,239	(5,513)	155,226

	$210,175	$1,364	$(6,365)	$205,174

Proceeds from the sale and maturities of available-for-sale securities were $421,040, $864,685 and $220,101 in fiscal 2010, 2009 and 2008, respectively. The Company included in other income, a net realized gain of $1,075 during fiscal 2010, a net realized loss of $896 during fiscal 2009 and a net realized gain of $1 during fiscal 2008. Amortization of discounts and premiums, net, resulted in charges of $6,204, $2,444 and $1,734 for fiscal years 2010, 2009, and 2008, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2010 and January 31, 2009, respectively.

	January 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	25,468	(34)	—	—	25,468	(34)
Federal government agencies	55,988	(135)	—	—	55,988	(135)
Equities	—	—	1,501	(299)	1,501	(299)
Auction rate securities	—	—	37,625	(4,120)	37,625	(4,120)

Total	81,456	(169)	39,126	(4,419)	120,582	(4,588)

	January 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	15,152	(10)	—	—	15,152	(10)
Federal government agencies	25,499	(141)	—	—	25,499	(141)
FDIC insured corporate bonds	13,239	(79)	—	—	13,239	(79)
Demand notes and equities	988	(852)	—	—	988	(852)
Auction rate securities	44,025	(5,283)	—	—	44,025	(5,283)

Total	98,903	(6,365)	—	—	98,903	(6,365)

As of January 31, 2010 and 2009, there were a total of 53 and 50 issued securities with unrealized loss positions within the Company’s portfolio, respectively. The total unrealized loss position due to write-downs of ARS held by the Company that have experienced auction failures as of January 31, 2010 and 2009 was $4,120 and $5,283, respectively. The Company deemed all of these securities as temporarily impaired. The unrealized loss positions were primarily due to auction failures of the ARS held and fluctuations in the market interest rates for remaining securities. The Company believes it has the ability to realize the full value of all of these investments upon maturity or redemption.

As of January 31, 2010, the par value of our ARS was $37,625 and the estimated fair value was $33,505. Our ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Fair Value of Financial Assets and Financial Liabilities

In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures,” the Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach that relate to its financial assets and financial liabilities). The levels of the hierarchy are described as follows:

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of January 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$157,102	$—	$157,102
Federal government agencies	271,583	—	—	271,583
FDIC insured corporate bonds	55,320	—	—	55,320
Treasury bills	66,946	—	—	66,946
Auction rate securities	—	—	33,505	33,505
Equities	1,501	—	—	1,501

	$395,350	$157,102	$33,505	$585,957

	Marketable Securities Fair Value as of January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal bonds	$—	$93,683	$—	$93,683
Mutual funds	5,046	—	—	5,046
Auction rate securities	—	—	38,742	38,742
Federal government agencies	50,474	—	—	50,474
FDIC insured corporate bonds	13,239	—	—	13,239
Demand notes and equities	988	3,002	—	3,990

	$69,747	$96,685	$38,742	$205,174

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 3 consists of financial instruments where there was no active market as of January 31, 2010 and 2009. As of January 31, 2010 and 2009 all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $4,120 and $5,283 as of January 31, 2010 and January 31, 2009, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represented approximately 4.5% and 7.4% of the Company’s total cash, cash equivalents and marketable securities as of January 31, 2010 and January 31, 2009, respectively.

Below is a reconciliation of the beginning and ending ARS securities balances that the Company valued using a Level 3 valuation for the fiscal years ended January 31, 2010 and 2009.

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009
Balance at beginning of period	$38,742	$61,375
Total gains (losses) realized/unrealized:
Included in earnings	—	(2,880)
Included in other comprehensive income	1,163	(5,283)
Purchases, issuances and settlements	(6,400)	(17,350)
Transfers in and/or out of Level 3	—	2,880

Balance at end of period	$33,505	$38,742

Total losses for the period included in other comprehensive income attributable to the change in unrealized losses related to assets still held at reporting date	$(4,120)	$(5,283)

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2010	2009
Land	$2,387	$543
Buildings	96,617	96,205
Furniture and fixtures	242,123	214,178
Leasehold improvements	552,095	486,959
Other operating equipment	63,605	48,021
Construction-in-progress	19,869	15,458

	976,696	861,364
Accumulated depreciation	(436,735)	(355,957)

Total	$539,961	$505,407

Depreciation expense for property and equipment for fiscal years ended 2010, 2009 and 2008 was $86,146, $79,505 and $68,282, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2010	2009
Accrued rents and estimated property taxes	$10,598	$10,074
Gift certificates and merchandise credits	25,161	22,307
Accrued construction	13,046	6,261
Accrued income taxes	5,216	301
Accrued sales taxes	5,373	5,174
Accrued payroll taxes	5,901	1,243
Sales return reserve	9,912	7,547
Other current liabilities	13,388	13,313

Total	$88,595	$66,220

7. Line of Credit Facility

On September 21, 2009, the Company amended its renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds additional subsidiary borrowers and adds certain additional subsidiary guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at the Company’s discretion. As of January 31, 2010, the credit limit under the Line was $60 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2010, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $36,281 and $35,139 as of January 31, 2010 and January 31, 2009, respectively. The available credit, including the accordion feature under the Line was $63,719 and $64,861 as of January 31, 2010 and January 31, 2009, respectively. The Company believes the renewed Line will satisfy its letter of credit needs through fiscal 2011. The Company plans to renew the Line during fiscal 2011 and expects the renewal will satisfy their credit needs through fiscal 2011 and the foreseeable future. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition did not affect the original line agreement.

8. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
Domestic	$333,824	$297,747	$229,600
Foreign	10,582	11,743	4,795

	$344,406	$309,490	$234,395

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
Current:
Federal	$107,350	$103,907	$66,000
State	13,216	15,037	9,936
Foreign	1,786	533	1,010

	122,352	119,477	76,946

Deferred:
Federal	2,960	(7,917)	(2,189)
State	(365)	(462)	(2,499)
Foreign	(434)	(972)	1,906

	2,161	(9,351)	(2,782)

	$124,513	$110,126	$74,164

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2010	2009	2008
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.3	2.6	2.1
Foreign taxes	(0.6)	(1.5)	0.5
Federal rehabilitation tax credits	—	—	(5.0)
Other	(0.5)	(0.5)	(1.0)

Effective tax rate	36.2%	35.6%	31.6%

The significant components of deferred tax assets and liabilities as of January 31, 2010 and 2009 are as follows:

	January 31,
	2010	2009
Deferred tax liabilities:
Prepaid expenses	$(815)	$(1,407)
Depreciation	(32,181)	(17,762)

Gross deferred tax liabilities	(32,996)	(19,169)

Deferred tax assets:
Deferred rent	54,563	47,945
Inventories	5,575	5,582
Accounts receivable	772	626
Net operating loss carryforwards	4,795	2,760
Tax uncertainties	4,594	4,368
Accrued salaries and benefits, and other	8,549	5,586

Gross deferred tax assets, before valuation allowances	78,848	66,867

Valuation allowances	(2,196)	(1,402)

Net deferred tax assets	$43,656	$46,296

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2010 and 2009, respectively, $29,655 and $32,923 were attributable to U.S. federal, $11,632 and $11,392 were attributed to state jurisdictions and $2,369 and $1,981 were attributed to foreign jurisdictions.

As of January 31, 2010, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $6,282 that do not expire and certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $12,518 that expire from 2015 through 2030. At January 31, 2010, the Company had a full valuation allowance for certain foreign net operating loss carryforwards where it was uncertain the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards would be utilized. The Company had no valuation allowance for certain other foreign net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2010 and 2009, the non-current portion of net deferred tax assets aggregated $31,379 and $40,378, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $35,986 as of January 31, 2010. These earnings are deemed to be permanently re-invested to finance growth programs.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
	2010	2009	2008
Balance at the beginning of the period	$7,509	$7,805	$8,717
Increases in tax positions for prior years	948	24	227
Decreases in tax positions for prior years	(116)	(380)	(1,414)
Increases in tax positions for current year	1,894	838	917
Settlements	(924)	(554)	(345)
Lapse in statute of limitations	(1,779)	(224)	(297)

Balance at the end of the period	$7,532	$7,509	$7,805

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $6,039 and $6,389 at January 31, 2010 and 2009 respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2010 and 2009, the Company recognized a benefit of $427 and $985 in interest and penalties. The Company had $3,182 and $3,609 for the payment of interest and penalties accrued at January 31, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In January 2010, the Company received an examination report from the IRS setting forth proposed adjustments to the Company’s U.S. income tax returns for the periods ended January 31, 2005 through 2008. The Company has submitted an appeal with respect to certain of the proposed adjustments. The timing for resolving such appeal to the IRS is uncertain. The Company is not subject to U.S. federal tax examinations for years before fiscal 2004. State jurisdictions that remain subject to examination range from fiscal 2001 to 2009, with few exceptions. It is possible that these state examinations may be resolved within twelve months. Due to the potential for resolution of Federal appeals and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3,195.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Share-Based Compensation

The Company’s 2008, 2004 and 2000 Stock Incentive Plans each authorize up to 10,000,000 common shares, which can be granted as restricted shares, unrestricted shares, incentive stock options, nonqualified stock options, performance shares or as stock appreciation rights. Grants under these plans generally expire seven or ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. Stock options generally vest over a period of three or five years, with options becoming exercisable in installments determined by the administrator over the vesting period. However, options granted to non-employee directors generally vest over a period of one year. The Company’s 1997 Stock Option Plan (the “1997 Plan”), which replaced the previous 1987, 1992 and 1993 Stock Option Plans (the “Superseded Plans”), expired during the year ended January 31, 2004. Individual grants outstanding under the 1997 Plan and certain of the Superseded Plans have expiration dates, which extend into fiscal year 2011. Grants under the 1997 Plan and the Superseded Plans generally expire ten years from the date of grant, thirty days after termination, or six months after the date of death or termination due to disability. As of January 31, 2010 there were 9,628,500, 1,035,150 and 119,900 common shares available for grant under the 2008, 2004 and 2000 Stock Incentive Plans, respectively.

The Company recorded $2,975, $2,481 and $2,124 of stock compensation expense related to stock option awards as well as related tax benefits of $1,034, $851 and $644 in the Company’s Consolidated Statements of Income for the fiscal years ended January 31, 2010, 2009 and 2008, respectively or less than $0.01 for both basic and diluted earnings per share. During fiscal 2010, the Company granted 826,000 stock options. The estimated fair value of stock option grants was calculated using a Lattice Binomial option pricing model for the options granted during the fiscal years ended January 31, 2010 and 2009. For stock options granted during the fiscal year ended January 31, 2008, the fair value of these grants was calculated using the Black Scholes option pricing model. Both the Lattice Binomial and Black Scholes option pricing models incorporate certain economic assumptions to value these share-based awards. The prevailing difference between the two models is the Lattice Binomial model’s ability to enhance the simple assumptions that underlie the Black Scholes model. The Lattice Binomial model allows for assumptions such as the risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. The Company uses historical data on exercise timing to determine the expected life assumption. The decrease in the expected life in fiscal year 2009 and forward is due to the fact that the majority of the grants issued in fiscal 2009 and 2010 expire in seven years. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. In fiscal years that utilize the Lattice Binomial option pricing model, the expected volatility is based on a weighted average of the implied volatility and the Company’s most recent historical volatility. In those fiscal years that utilized the Black Scholes option pricing model, the expected volatility was based on the historical volatility of the Company’s stock. The table below outlines the weighted average assumptions for these grants:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life, in years	4.2	4.3	6.2
Risk-free interest rate	2.0%	2.5%	4.5%
Volatility	51.4%	41.4%	49.8%
Dividend rate	—	—	—

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 5% for its unvested options granted during the fiscal year ended January 31, 2010. For those options granted in previous years that remain unvested, an annualized forfeiture rate of 2% has been assumed. The Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Total compensation cost of stock options granted but not yet vested, as of January 31, 2010, was $12,714, which is expected to be recognized over the weighted average period of 2.41 years.

The following tables summarize activity under all stock option plans for the respective periods:

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousands, except per share data)
Weighted-average fair value of options granted per share	$8.35	$10.56	$12.76
Intrinsic value of options exercised	$16,613	$41,622	$23,610
Cash received from option exercises	$3,250	$8,891	$5,000
Actual tax benefit realized for tax deductions from option exercises	$6,390	$13,434	$7,341

Information regarding options under these plans is as follows:

	Fiscal Year Ended January 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Options outstanding at beginning of year	11,054,250	$19.64
Options granted	826,000	26.85
Options exercised	(846,283)	3.84
Options forfeited	(256,010)	34.24
Options expired	(135,190)	30.51

Options outstanding at end of year	10,642,767	21.01	4.8	$118,204
Options outstanding expected to vest	10,408,626	21.01	4.8	$115,604

Options exercisable at end of year	8,958,867	19.12	4.5	$112,649

Weighted average fair value of options granted per share	$8.35

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of January 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 0.00 - $ 3.75	799,000	1.3	$1.63	799,000	$1.63
$ 3.76 - $ 7.50	1,199,050	3.2	4.50	1,199,050	4.50
$ 7.51 - $11.25	204,000	1.9	9.21	204,000	9.21
$11.26 - $15.00	2,500,800	4.4	14.26	2,500,800	14.26
$15.01 - $18.76	422,500	5.4	17.03	160,000	15.38
$18.77 - $22.51	245,667	6.5	20.70	90,000	19.69
$22.52 - $26.26	361,000	5.8	24.21	311,667	24.20
$26.27 - $30.01	308,000	5.5	28.15	298,000	28.11
$30.02 - $33.76 (1)	3,588,500	5.9	31.16	3,196,500	31.09
$33.77 - $37.51	1,014,250	5.6	37.31	199,850	37.31

	10,642,767	4.8	21.01	8,958,867	19.12

(1)	Options included in this range contain certain restrictions on the sale of the stock which expire in November 2010.

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

Restricted Shares

During the fiscal year ended January 31, 2005, the Company granted 400,000 shares of restricted common stock with a grant date fair value of $5,766 or $14.42 per share. Share-based compensation expense of $442, $1,156 and $1,153 is included in the accompanying Consolidated Statements of Income for each fiscal year ended January 31, 2010, 2009 and 2008, respectively. As of January 31, 2010, this grant was fully vested with no further expense to be recognized.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Shares

In April 2008, the Company granted two separate awards of 30,184 Performance Stock Units (“PSU’s”) each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various company performance targets and an external market condition. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a Lattice Binomial Model. The Company has not recognized compensation expense in the Company’s Condensed Consolidated Statements of Income related to these PSU awards during the fiscal years ended January 31, 2010 and 2009 due to the high improbability of vesting based on the unlikely achievement of the performance criteria governing the grant. Grant A has been forfeited due to the performance criteria not being met as of January 31, 2010. The performance criteria achievement for Grant B will be re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense will be recognized prospectively.

In April 2009, the Company granted two separate awards of 54,466 PSU’s each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant C”), and three years for the second grant (“Grant D”). Each PSU grant is subject to various company performance targets and an external market condition. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant C had a grant date fair value of $12.22 per share and Grant D had a grant date fair value of $12.89 per share, with both grants having a total grant date fair value of $1,368. The grant date fair value was calculated using a Lattice Binomial Model. For the fiscal year ended January 31, 2010 the Company has recognized related share-based compensation expense of $479 which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost for these non-vested PSU’s granted as of January 31, 2010 was $889, which is expected to be recognized over the weighted average period of 1.3 years.

In November 2009, the Company granted an award of 1,000,000 PSU’s (“Grant E”). These PSU’s are subject to a performance period of seven years and are subject to various company performance targets and external market conditions. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with the maximum award value of 1,000,000 shares subject to adjustment based on achievement of the performance criteria. Grant E had a grant date fair value of $25.56 per share and a total grant date fair value of $25,564. The grant date fair value was calculated using a Lattice Binomial Model. For the fiscal year ended January 31, 2010 the Company has recognized related share-based compensation expense of $870 which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost for these non-vested PSU’s granted as of January 31, 2010 was $24,700 which is expected to be recognized over the weighted average period of 6.0 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2010	2009	2008
Basic weighted average shares outstanding	168,053,502	166,793,062	165,305,207
Effect of dilutive options and restricted stock	3,176,743	4,067,543	4,335,378

Diluted weighted average shares outstanding	171,230,245	170,860,605	169,640,585

For the fiscal years ended January 31, 2010, 2009 and 2008, options to purchase 4,331,650 shares ranging in price from $16.58 to $37.51, options to purchase 3,351,338 shares ranging in price from $16.58 to $37.51 and options to purchase 4,063,875 shares ranging in price from $22.11 to $31.11, were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was anti-dilutive.

11. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2011	$139,562
2012	142,791
2013	143,549
2014	135,030
2015	126,629
Thereafter	468,282

Total minimum lease payments	$1,155,843

Amounts noted above include commitments for 22 executed leases for stores not opened as of January 31, 2010. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2010	2009	2008
Minimum and percentage rentals	$125,651	$112,907	$100,020
Contingent rentals	3,327	1,993	3,282

Total	$128,978	$114,900	$103,302

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $221,985. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until merchandise shipping date. The Company also has commitments related to contracts with construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $2,893.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $1,171, $1,090 and $969 for fiscal years 2010, 2009 and 2008, respectively.

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Related Party Transactions

Drinker Biddle & Reath, LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2010, 2009 and 2008 were $1,732, $2,670 and $3,662, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner in the law firm of DBR. Fees due to DBR as of January 31, 2010 and January 31, 2009 for services rendered were approximately $251 and $442, respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2010, 2009 and 2008. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

president and the sole shareholder of The McDevitt Company and brother-in-law of Scott Belair, one of the Company’s directors. There were no amounts due to The McDevitt Company as of January 31, 2010 and January 31, 2009. Mr. McDevitt’s wife, Wendy B. McDevitt, is an executive officer of the Company, serving as Co-President of Anthropologie.

The Addis Group (“Addis”), an insurance brokerage company, acted as the Company’s commercial insurance broker for the years ended January 31, 2010, 2009 and 2008. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions, to serve as risk manager under one line of coverage. Scott Addis is the President of The Addis Group and the brother-in-law of Richard A. Hayne, Chairman of the Board and President of the Company. There were no amounts due to or from Addis as of January 31, 2010 and January 31, 2009.

13. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale”. The Company’s Retail segment consists of the aggregation of its four brands operating through 327 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns which consist of three catalogs and five web sites as of January 31, 2010. Our Retail stores and their direct marketing campaigns are considered operating segments. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the years ended January 31, 2010, 2009 and 2008. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,400 better department and specialty retailers worldwide.

The Company has aggregated its retail stores and associated direct marketing campaigns into a Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding inter-company charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, and other assets, and which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the retail and wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2010	2009	2008
Net sales
Retail operations	$1,833,733	$1,724,558	$1,413,251
Wholesale operations	109,269	120,364	102,479
Intersegment elimination	(5,187)	(10,304)	(8,006)

Total net sales	$1,937,815	$1,834,618	$1,507,724

Income from operations
Retail operations	$338,114	$297,572	$219,248
Wholesale operations	22,164	28,170	21,438
Intersegment elimination	(202)	(11,209)	(1,325)

Total segment operating income	360,076	314,533	239,361
General corporate expenses	(21,092)	(15,098)	(14,416)

Total income from operations	$338,984	$299,435	$224,945

Depreciation expense for property and equipment
Retail operations	$85,077	$78,892	$68,123
Wholesale operations	1,069	613	615

Total depreciation expense for property and equipment	$86,146	$79,505	$68,738

Inventories
Retail operations	$178,567	$157,030
Wholesale operations	7,563	12,668

Total inventories	$186,130	$169,698

Property and equipment, net
Retail operations	$535,248	$500,650
Wholesale operations	4,713	4,757

Total property and equipment, net	$539,961	$505,407

Cash paid for property and equipment
Retail operations	$107,941	$111,658	$113,914
Wholesale operations	1,319	895	1,456

Total cash paid for property and equipment	$109,260	$112,553	$115,370

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon our domestic and foreign operations, are as follows:

	Fiscal Year
	2010	2009	2008
Net sales
Domestic operations	$1,752,787	$1,663,616	$1,373,162
Foreign operations	185,028	171,002	134,562

Total net sales	$1,937,815	$1,834,618	$1,507,724

Property and equipment, net
Domestic operations	$470,401	$460,551
Foreign operations	69,560	44,856

Total property and equipment, net	$539,961	$505,407