Form 10-Q
period 2010-04-30
URBAN OUTFITTERS INC
filed 2010-06-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

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

Common stock, $0.0001 par value—169,152,038 shares outstanding on June 4, 2010.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2010	January 31, 2010	April 30, 2009
Assets
Current assets:
Cash and cash equivalents	$259,348	$159,024	$224,732
Marketable securities	323,910	342,512	72,893
Accounts receivable, net of allowance for doubtful accounts of $1,220, $1,284 and $1,400, respectively	35,448	38,405	30,079
Inventories	221,984	186,130	189,881
Prepaid expenses, deferred taxes and other current assets	79,840	80,142	45,513

Total current assets	920,530	806,213	563,098
Property and equipment, net	548,575	539,961	520,945
Marketable securities	189,467	243,445	262,168
Deferred income taxes and other assets	49,606	46,474	44,850

Total Assets	$1,708,178	$1,636,093	$1,391,061

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$100,439	$78,041	$81,437
Accrued expenses, accrued compensation and other current liabilities	96,738	110,508	88,012

Total current liabilities	197,177	188,549	169,449

Deferred rent and other liabilities	150,855	150,769	132,819

Total Liabilities	348,032	339,318	302,268

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 169,376,345, 168,558,371 and 168,042,088 shares issued and outstanding, respectively	17	17	17
Additional paid-in-capital	198,702	184,620	173,527
Retained earnings	1,174,189	1,121,232	932,144
Accumulated other comprehensive loss	(12,762)	(9,094)	(16,895)

Total Shareholders’ Equity	1,360,146	1,296,775	1,088,793

Total Liabilities and Shareholders’ Equity	$1,708,178	$1,636,093	$1,391,061

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2010	2009
Net sales	$479,961	$384,796
Cost of sales, including certain buying, distribution and occupancy costs	279,175	241,491

Gross profit	200,786	143,305
Selling, general and administrative expenses	118,575	97,185

Income from operations	82,211	46,120
Other income, net	423	2,091

Income before income taxes	82,634	48,211
Income tax expense	29,677	17,406

Net income	$52,957	$30,805

Net income per common share:
Basic	$0.31	$0.18

Diluted	$0.31	$0. 18

Weighted average common shares:
Basic	168,852,072	167,455,872

Diluted	172,819,037	170,316,708

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net income	$52,957	$30,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,347	22,090
Deferred income taxes	(1,649)	(366)
Excess tax benefit on share-based compensation	(7,673)	(1,678)
Share-based compensation expense	2,200	1,063
(Gain) loss on disposition of property and equipment, net	(28)	147
Changes in assets and liabilities:
Receivables	3,162	6,327
Inventories	(36,344)	(19,884)
Prepaid expenses and other assets	6,301	8,071
Payables, accrued expenses and other liabilities	8,758	23,233

Net cash provided by operating activities	52,031	69,808

Cash flows from investing activities:
Cash paid for property and equipment	(32,351)	(32,287)
Cash paid for marketable securities	(46,299)	(223,477)
Sales and maturities of marketable securities	116,392	92,081

Net cash provided by (used in) investing activities	37,742	(163,683)

Cash flows from financing activities:
Exercise of stock options	4,209	619
Excess tax benefits from stock option exercises	7,673	1,678

Net cash provided by financing activities	11,882	2,297

Effect of exchange rate changes on cash and cash equivalents	(1,331)	275

Increase (decrease) in cash and cash equivalents	100,324	(91,303)
Cash and cash equivalents at beginning of period	159,024	316,035

Cash and cash equivalents at end of period	$259,348	$224,732

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$34,282	$3,412

Non-cash investing activities—accrued capital expenditures	$13,727	$3,018

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the United States Securities and Exchange Commission on April 1, 2010.

The Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2011 will end on January 31, 2011.

2. Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was codified into Accounting Standards Codification (“ASC”) Topic 810. This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, ASC Topic 810 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company has adopted the provisions of ASC Topic 810 as of February 1, 2010. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which amends ASC Topic 820—Fair Value Measurements and Disclosures. This update responds to concerns surrounding disclosure requirements of ASC Topic 820 and aims to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and provision of the basis for such transfers. Also required are disclosures for activity in Level 3 fair value measurements stating separately (on a gross basis), purchase, sale, issuance and settlement information. ASU No. 2010-06 also amends ASC Topic 820 to mandate fair value measurement for each class of assets and liabilities (level of disaggregation). Additionally, reporting entities are now required to disclose information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. The Company has adopted the new disclosures and clarifications of existing disclosures as of February 1, 2010 which were effective for interim and annual reporting periods beginning after December 15, 2009. This adoption had no impact on the Company’s financial condition, results of operations or cash flows. The Company has not adopted the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods with those fiscal years. The Company does not expect this adoption to have an impact on its financial condition, results of operations or cash flows.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended April 30,
	2010	2009
Net income	$52,957	$30,805
Foreign currency translation	(3,418)	1,341
Unrealized losses on marketable securities, net of tax	(250)	(489)

Comprehensive income	$49,289	$31,657

4. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2010, January 31, 2010 and April 30, 2009 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2010
Short-term Investments:
Municipal & pre-refunded municipal bonds	$111,075	$178	$(24)	$111,229
Federal government agencies	127,336	212	(15)	127,533
FDIC insured corporate bonds	35,211	200	—	35,411
Treasury bills	49,711	26	—	49,737

	323,333	616	(39)	323,910

Long-term Investments:
Municipal & pre-refunded municipal bonds	40,163	234	(46)	40,351
Federal government agencies	99,828	201	(45)	99,984
Auction rate securities	37,625	—	(4,120)	33,505
FDIC insured corporate bonds	15,537	90	—	15,627

	193,153	525	(4,211)	189,467

	$516,486	$1,141	$(4,250)	$513,377

As of January 31, 2010
Short-term Investments:
Municipal & pre-refunded municipal bonds	$120,778	$357	$(5)	$121,130
Federal government agencies	154,470	229	(24)	154,675
FDIC insured corporate bonds	22,219	186	—	22,405
Treasury bills	42,758	43	—	42,801
Equities	1,800	—	(299)	1,501

	342,025	815	(328)	342,512

Long-term Investments:
Municipal & pre-refunded municipal bonds	35,699	302	(29)	35,972
Federal government agencies	116,625	394	(111)	116,908
FDIC insured corporate bonds	32,652	263	—	32,915
Treasury bills	24,055	90	—	24,145
Auction rate securities	37,625	—	(4,120)	33,505

	246,656	1,049	(4,260)	243,445

	$588,681	$1,864	$(4,588)	$585,957

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2009
Short-term Investments:
Municipal & pre-refunded municipal bonds	$22,828	$103	$(327)	$22,604
Federal government agencies	49,281	9	(5)	49,285
Equities	1,826	—	(822)	1,004

	73,935	112	(1,154)	72,893

Long-term Investments:
Municipal & pre-refunded municipal bonds	79,102	481	(61)	79,522
Federal government agencies	86,945	157	(53)	87,049
Auction rate securities	44,025	—	(5,283)	38,742
FDIC insured corporate bonds	56,806	86	(37)	56,855

	266,878	724	(5,434)	262,168

	$340,813	$836	$(6,588)	$335,061

Proceeds from the sale and maturities of available-for-sale securities were $116,392 and $92,081 for the three months ended April 30, 2010 and 2009, respectively. The Company included in other income net realized losses of $100 and net realized gains of $708 for the three months ended April 30, 2010 and April 30, 2009, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,237 and $1,022 for the three months ended April 30, 2010 and April 30, 2009, respectively.

As of April 30, 2010, the par value of the Company’s auction rate securities (“ARS”) was $37,625 and the estimated fair value was $33,505. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their full recovery and the Company believes that it is not likely that the Company will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company recognizes transfers between levels at the end of each reporting period. As of April 30, 2010 and April 30, 2009 there were no transfers of assets between levels. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Investments Fair Value as of April 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal & pre-refunded municipal bonds	$—	$151,580	$—	$151,580
Auction rate securities	—	—	33,505	33,505
Federal government agencies	227,517	—	—	227,517
FDIC insured corporate bonds	51,038	—	—	51,038
Treasury bills	49,737	—	—	49,737

	$328,292	$151,580	$33,505	$513,377

	Investments Fair Value as of January 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal & pre-refunded municipal bonds	$—	$157,102	$—	$157,102
Federal government agencies	271,583	—	—	271,583
FDIC insured corporate bonds	55,320	—	—	55,320
Treasury bills	66,946	—	—	66,946
Auction rate securities	—	—	33,505	33,505
Equities	1,501	—	—	1,501

	$395,350	$157,102	$33,505	$585,957

	Investments Fair Value as of April 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal & pre-refunded municipal bonds	$—	$102,126	$—	$102,126
Auction rate securities	—	—	38,742	38,742
Federal government agencies	136,334	—	—	136,334
FDIC insured corporate bonds	56,855	—	—	56,855
Equities	1,004	—	—	1,004

	$194,193	$102,126	$38,742	$335,061

As of April 30, 2010, all of the Company’s level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $4,120 as of April 30, 2010 and January 31, 2010 and $5,283 as of April 30, 2009. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 4.3% of the Company’s total cash, cash equivalents and marketable securities as of April 30, 2010.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended April 30, 2010	Fiscal Year Ended January 31, 2010	Three Months Ended April 30, 2009
	Auction Rate Securities	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$33,505	$38,742	$38,742
Total gains or (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	1,163	—
Purchases, issuances and settlements	—	(6,400)	—
Transfers in and/or out of Level 3	—	—	—

Ending balance at end of period	$33,505	$33,505	$38,742

Unrealized losses included in accumulated other comprehensive income related to assets still held at reporting date	$(4,120)	$(4,120)	$(5,283)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

6. Line of Credit Facility

On September 21, 2009, the Company amended its renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds an additional borrower and adds certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100,000 at the Company’s discretion. As of April 30, 2010, the credit limit under the Line was $60,000. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the three months ended April 30, 2010, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $41,850 as of April 30, 2010. The available credit under the Line was $58,150 as of April 30, 2010, which includes the accordion feature up to $100,000. The Company plans to renew the Line during fiscal 2011 and expects the renewal will satisfy its credit needs through at least fiscal 2011. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition did not affect the original line agreement.

7. Share-Based Compensation

Stock Options

The Company recorded $996 and $779 of share based compensation expense related to stock option awards as well as related tax benefits of $276 and $268 in its Condensed Consolidated Statements of Income for the three months ended April 30, 2010 and 2009 respectively. During the three months ended April 30, 2010 and 2009, the Company granted 105,000 and 227,500 stock option awards, respectively. The estimated fair values of

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

options granted during the three months ended April 30, 2010 and 2009 were calculated using a lattice binomial stock option pricing model. Total compensation expense of stock options granted but not yet vested, as of April 30, 2010, was $12,829, which is expected to be recognized over the weighted average period of 2.3 years.

Performance Shares

In April 2008, the Company granted two separate awards of 30,184 Performance Stock Units (“PSU’s”) each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance criteria. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a lattice binomial model. The Company has not recognized compensation expense in the Company’s Condensed Consolidated Statements of Income related to these PSU awards as of the three months ended April 30, 2010 and 2009 due to the high improbability of vesting based on the unlikely achievement of the performance criteria governing the grant. Grant A did not vest and therefore was forfeited because the performance criteria were not met as of January 31, 2010. The performance criteria achievement is re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense related to Grant B will be recognized prospectively.

In April 2009, the Company granted two separate awards of 54,466 PSU’s each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant C”), and three years for the second grant (“Grant D”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant C had a grant date fair value of $12.22 per share and Grant D had a grant date fair value of $12.89 per share, with both grants having a total grant date fair value of $1,368. The grant date fair value was calculated using a lattice binomial model. For the three months ended April 30, 2010 and 2009, related share-based compensation expense of $158 and $4, respectively, is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost for these non-vested PSU’s granted as of April 30, 2010 was $731, which is expected to be recognized over the weighted average period of 1.3 years.

In November 2009, the Company granted an award of 1,000,000 PSU’s (“Grant E”). These PSU’s are subject to a performance period of seven years and are subject to various company performance targets and external market conditions. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with the maximum award value of 1,000,000 shares subject to adjustment based on achievement of the performance criteria. Grant E had a grant date fair value of $25.56 per share and a total grant date fair value of $25,564. The grant date fair value was calculated using a lattice binomial model. As of and for the three months ended April 30, 2010 the Company has recognized related share-based compensation expense of $1,046 which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost for these non-vested PSU’s granted as of April 30, 2010 was $23,650 which is expected to be recognized over the weighted average period of 5.8 years.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

8. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2010	2009
Basic weighted average shares outstanding	168,852,072	167,455,872
Effect of dilutive options and performance shares	3,966,965	2,860,836

Diluted weighted average shares outstanding	172,819,037	170,316,708

For the three months ended April 30, 2010 and 2009, options to purchase 932,150 common shares with an exercise price range of $30.93 to $37.51 and options to purchase 5,554,450 common shares with an exercise price range of $16.58 to $37.51, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

9. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s retail segment consists of the aggregation of its four brands operating through 335 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes its direct marketing campaigns, which consisted of three catalogs and seven web sites as of April 30, 2010. The Company operates its retail stores and its direct marketing campaigns as a single operating segment. Net sales from the retail segment accounted for approximately 95% and 94% of total consolidated net sales for the three month periods ended April 30, 2010 and April 30, 2009, respectively. The remainder is derived from the Company’s wholesale segment that manufactures and distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide. The Company’s wholesale segment consists of two brands, “Free People” and “Leifsdottir.”

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

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

The accounting policies of the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. Both the Retail and Wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	April 30, 2010	January 31, 2010	April 30, 2009
Inventories
Retail operations	$214,760	$178,567	$179,443
Wholesale operations	7,224	7,563	10,438

Total inventories	$221,984	$186,130	$189,881

Property and equipment, net
Retail operations	$543,923	$535,248	$515,955
Wholesale operations	4,652	4,713	4,990

Total property and equipment, net	$548,575	$539,961	$520,945

	Three Months Ended April 30,
	2010	2009
Net sales
Retail operations	$454,808	$360,601
Wholesale operations	25,970	25,688
Intersegment elimination	(817)	(1,493)

Total net sales	$479,961	$384,796

Income from operations
Retail operations	$83,858	$46,668
Wholesale operations	5,163	3,702
Intersegment elimination	(65)	(152)

Total segment operating income	88,956	50,218
General corporate expenses	(6,745)	(4,098)

Total income from operations	$82,211	$46,120

The Company has foreign operations in Europe, Canada and Asia. Revenues and long-term assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2010	January 31, 2010	April 30, 2009
Property and equipment, net
Domestic operations	$482,241	$470,401	$465,603
Foreign operations	66,334	69,560	55,342

Total property and equipment, net	$548,575	$539,961	$520,945

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2010	2009
Net sales
Domestic operations	$433,985	$351,132
Foreign operations	45,976	33,664

Total net sales	$479,961	$384,796

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the recent worldwide economic downturn, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2010, filed on April 1, 2010. We disclaim any intent or obligation to update forward looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments, a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel and Leifsdottir, which designs, develops and markets sophisticated women’s contemporary apparel.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2011 will end on January 31, 2011.

Our long-term goal is to achieve a net sales compounded annual growth rate of 20% or better through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of April 30, 2010, we operated 157 Urban Outfitters stores of which 132 were located in the United States, 7 were located in Canada and 18 were located in Europe. For the three months ended April 30, 2010, we opened two new Urban Outfitters stores, both of which were located within the United States. Urban Outfitters targets young adults aged 18 to 30 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 31.3% and 5.1% of consolidated net sales, respectively, for the three months ended April 30, 2010, compared to 34.4% and 5.3%, respectively, for the comparable period in fiscal 2010.

As of April 30, 2010, we operated 142 Anthropologie stores of which 137 were located in the United States, 3 were located in Canada and 2 were located in Europe. During the three months ended April 30, 2010, we opened five new Anthropologie stores, four of which were located within the United States and one that was located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 30 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 37.3% of consolidated net sales for the three months ended April 30, 2010, compared to 36.0% for the comparable period in fiscal 2010. Anthropologie’s European stores accounted for less than 1% of total consolidated net sales for the three months ended April 30, 2010.

As of April 30, 2010, we operated 35 Free People stores, all of which were located in the United States. During the three months ended April 30, 2010 we opened two new Free People stores. As of February 1, 2010, we converted one Free People store to a new Free People wholesale showroom. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 2.1% of consolidated net sales for the three months ended April 30, 2010, compared to 1.9% for the comparable period in fiscal 2010.

As of April 30, 2010, we operated one Terrain store which was located in Glen Mills, Pennsylvania. Terrain is our newest store concept and is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design services. We will continue to evaluate locations for future Terrain garden centers in fiscal 2011. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the three months ended April 30, 2010 and April 30, 2009.

For all brands combined, we plan to open approximately 45 new stores during fiscal 2011. We plan to open eight Free People stores with the remainder to be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended April 30, 2010, we circulated approximately 4.9 million catalogs compared to 5.2 million catalogs during the same period in fiscal 2010. We plan to circulate approximately 18.4 million catalogs during fiscal 2011, up from approximately 17.4 million catalogs circulated during fiscal 2010. We expect the number of catalogs circulated to be consistent over the next few years.

Anthropologie operates a web site, www.anthropologie.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader array of apparel, accessories, household and gift merchandise as found in the stores.

Anthropologie also operates a web site that targets our European customers. The web site, www.anthropologie.eu, was launched in March 2010. The web site captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom.

Urban Outfitters offers a direct-to-consumer catalog that markets selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended April 30, 2010, we circulated approximately 3.4 million catalogs compared to approximately 3.3 million catalogs during the comparable period in fiscal 2010. We plan to circulate approximately 13.2 million catalogs during fiscal 2011, up from approximately 12.1 million catalogs circulated during fiscal 2010. We expect the number of catalogs circulated to be consistent over the next few years.

Urban Outfitters operates a web site, www.urbanoutfitters.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader selection of merchandise as found in the stores.

Urban Outfitters also operates a web site targeting our European customers. The web site, www.urbanoutfitters.co.uk, captures the spirit of our European stores by offering a similar selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom.

Free People offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Free People stores. For the three months ended April 30, 2010, we circulated approximately 1.9 million catalogs compared to approximately 1.8 million catalogs during the comparable period in fiscal 2010. We plan to circulate approximately 8.2 million catalogs during fiscal 2011, up from approximately 7.4 million catalogs circulated during fiscal 2010 and intend to further increase the level of catalog circulation over the next few years.

Free People also operates a web site, www.freepeople.com, that accepts orders directly from consumers. The web site exposes consumers to the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings.

Terrain operates a web site that accepts orders directly from consumers. The web site, www.shopterrain.com, was launched in September 2009. The web site exposes consumers to a portion of the product assortment found at the Terrain retail store.

Leifsdottir operates a web site that accepts orders directly from consumers. The web site, www.leifsdottir.com, was launched in February 2010. The web site exposes consumers to the entire offerings from the Leifsdottir concept.

We believe that our web sites increase the reputation and recognition of our brands with our target customers and help support the strength of our stores operations. We also believe that our catalogs have aided in expanding our distribution channels and increasing brand awareness. We plan on increasing our spending on investments in web marketing for Urban Outfitters, Anthropologie and Free People in fiscal 2011. These increases will be based on our daily evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 18.0% of consolidated net sales for the three months ended April 30, 2010 compared to 15.8% for the comparable period in fiscal 2010.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Urban Outfitters and Free People stores. Free People wholesale sales accounted for approximately 4.7% of consolidated net sales for the three months ended April 30, 2010 compared to 5.8% for the comparable period in fiscal 2010.

Leifsdottir was established in fiscal 2009. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for the three months ended April 30, 2010 and April 30, 2009.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2010, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2010. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of April 30, 2010, January 31, 2010 and April 30, 2009, reserves for estimated sales returns in-transit totaled $10.1 million, $9.9 million and $7.7 million, representing 2.9%, 2.9% and 2.6% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the debt security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as auction rate securities (“ARS”) that fail at auction and do not liquidate under normal course are classified as long term assets, any successful auctions would be classified as current assets. All of our marketable securities as of April 30, 2010, January 31, 2010 and April 30, 2009 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of April 30, 2010, January 31, 2010 and April 30, 2009 totaled $222.0 million, $186.1 million and $189.9 million, representing 13.0%, 11.4% and 13.7% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to provisions related to the net realizable value of our inventories are primarily based on the market value of our physical inventories, cycle counts and recent historical trends. Our estimates generally have been accurate and our provision methods have been applied on a consistent basis. We expect the amount of our provisions to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2010, January 31, 2010 and April 30, 2009 totaled $548.6 million, $540.0 million and $520.9 million, respectively, representing 32.1%, 33.0% and 37.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2010 and 2009, as well as for fiscal 2010, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations during the three months ended April 30, 2010 and 2009.

As of April 30, 2010, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of April 30, 2010, January 31, 2010 and April 30, 2009 totaled $45.9 million, $43.6 million and $46.9 million, representing 2.7%, 2.7% and 3.4% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income. Valuation allowances as of April 30, 2010, January 31, 2010 and April 30, 2009 were $2.4 million, $2.2 million, and $1.8 million, respectively. Changes in valuation allowances are due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries as well as those in certain state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We are required to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual disputes or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.2	62.8

Gross profit	41.8	37.2
Selling, general and administrative expenses	24.7	25.2

Income from operations	17.1	12.0
Other income, net	0.1	0.5

Income before income taxes	17.2	12.5
Income tax expense	6.2	4.5

Net income	11.0%	8.0%

Three Months Ended April 30, 2010 Compared To Three Months Ended April 30, 2009

Net sales for the first quarter of fiscal 2011 increased by $95.2 million or 24.7% to $480.0 million from $384.8 million in the first quarter of fiscal 2010. This increase was attributable to a $94.2 million, or 26.1%, increase in retail segment net sales in addition to a $1.0 million, or 4.0% increase in wholesale segment net sales, excluding inter-segment sales to our retail segment. Retail segment net sales for the first quarter of fiscal 2011 accounted for 94.8% of total net sales compared to 93.7% of net sales for the first quarter of fiscal 2010. The growth in our retail segment net sales during the first quarter of fiscal 2011 was driven by a $37.6 million increase in new and non-comparable store net sales, which includes an adjustment for $3.3 million of foreign currency translation, a $31.1 million increase in comparable store net sales and a $25.5 million increase in direct-to-consumer net sales. Foreign currency translation is the resulting impact when net sales for the three months ended April 30, 2009 are translated at exchange rates applicable during the three months ended April 30, 2010. Our total comparable retail segment net sales increase of 15.8% was comprised of an increase of 22.1%, 25.1%, 22.1% and 9.3% at Anthropologie, Free People, Terrain and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 47 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the first quarter of fiscal 2011 were driven by increases in transactions and units per transaction that more than offset a decrease in average unit sales prices. Thus far during the second quarter of fiscal 2011, our total comparable retail segment net sales remain favorable as compared to the prior year comparable period. Direct-to-consumer net sales during the first quarter of fiscal 2011 increased over the comparable period in the prior year primarily due to an increase in traffic to our web sites. Catalog circulation decreased by approximately 0.1 million catalogs or 1.2% over the prior comparable period. The wholesale segment net sales increase was driven by an increase in units sold to specialty stores as well as an increase in average unit selling price to department stores.

Gross profit rate for the first quarter of fiscal 2011 increased to 41.8% of net sales from 37.2% of net sales in the comparable period in fiscal 2010. The increase in rate was primarily due to improvement in initial merchandise margins, a lower rate of merchandise markdowns and leveraging of store occupancy expenses driven by positive comparable store sales. Gross profit for the first quarter of fiscal 2011 increased by $57.5 million or 40.1% to $200.8 million from $143.3 million in the comparable quarter in fiscal 2010. This increase was primarily related to the increased sales volume. Total inventories at April 30, 2010 increased by $32.1 million or 16.9% to $222.0 million from $189.9 million as of April 30, 2009. The increase is primarily due to the addition of inventory to stock new retail stores. On a comparable retail segment basis, which includes our direct- to-consumer channel, inventories increased by 3.2% at cost and the number of units increased by 6.6%.

Selling, general and administrative expenses as a rate of net sales decreased during the first quarter of fiscal 2011 to 24.7% of net sales compared to 25.2% of net sales for the first quarter of fiscal 2010. The decrease was primarily due to leveraging of direct store fixed and controllable costs that was bolstered by the positive comparable store net sales during the quarter. The favorable leveraging of store related costs more than offset an increase in incentive based compensation due to improved company performance. Selling, general and administrative expenses in the first quarter of fiscal 2011 increased by $21.4 million, or 22.0%, to $118.6 million from $97.2 million in the first quarter in fiscal 2010. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 17.1% of net sales or $82.2 million for the first quarter of fiscal 2011 compared to 12.0% of net sales, or $46.1 million, for the first quarter in fiscal 2010.

Our annual effective tax rate for the first quarter of fiscal 2011 decreased to 35.9% of income before income taxes from 36.1% of income before income taxes for the first quarter of fiscal 2010. We estimate that the annual effective tax rate will decrease for the second quarter of fiscal 2011.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $772.7 million as of April 30, 2010, as compared to $745.0 million as of January 31, 2010 and $559.8 million as of April 30, 2009. Cash provided by operating activities decreased by $17.8 million to $52.0 million for the three months ended April 30, 2010. This decrease in cash provided by operating activities was primarily due to changes in working capital accounts during the quarter which more than offset the increase in net income. Cash provided by investing activities for the three months ended April 30, 2010 was $37.7 million, as compared to $163.7 million of cash used in investing activities as of April 30, 2009. Cash provided by investing activities for the three months ended April 30, 2010 related to sales and maturities of marketable securities that were partially offset by purchases of marketable securities and cash used to construct new stores. Our net working capital was $723.4 million at April 30, 2010 compared to $617.7 million at January 31, 2010 and $393.6 million at April 30, 2009. Changes in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses, distribution facilities, home office, our international subsidiaries and we may enter into one or more acquisitions or transactions related to the expansion of our brands.

Cash paid for property and equipment for the three months ended April 30, 2010 and 2009 was $32.4 million and $32.3 million, respectively, and was primarily used to expand and support our store base. During fiscal 2011, we expect to open approximately 45 new stores, renovate certain existing stores, complete an expansion of our home office in Philadelphia, Pennsylvania, modestly increase our catalog circulation by approximately 3 million catalogs to approximately 40 million catalogs and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2011 to approximate $130 million, which will be used primarily to expand our store base and our home office. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year. During the second quarter of fiscal 2011, we expect to complete a 54,000 square foot expansion to our home office. The project will cost approximately $25 million.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 shares of our common shares from time-to-time, based upon prevailing market conditions. We repurchased 1,220,000 common shares during the fiscal year ended January 31, 2007 and may continue to repurchase shares from time-to-time under the repurchase program. As of April 30, 2010, 6,780,000 shares were available for repurchase. During the three months ended April 30, 2010 and April 30, 2009, no shares were repurchased.

On September 21, 2009, we amended our renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds an additional borrower and adds certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion. As of April 30, 2010, the credit limit under the Line was $60 million. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the three months ended April 30, 2010, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $58.1 million as of April 30, 2010. The available credit, including the accordion feature under the Line totaled approximately $41.9 million as of April 30, 2010. We plan to renew the line during fiscal 2011 and expect the renewal to satisfy our letter of credit needs through at least fiscal 2011.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2010, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was codified into The Accounting Standards Codification (“ASC”) Topic 810. This standard responds to concerns about the application of certain key provisions of FASB Interpretation

(FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, ASC Topic 810 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. We have adopted the provisions of ASC Topic 810 as of February 1, 2010. The adoption had no impact on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which amends ASC Topic 820—Fair Value Measurements and Disclosures. This update responds to concerns surrounding disclosure requirements of ASC Topic 820 and aims to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and provision of the basis for such transfers. Also required are disclosures for activity in Level 3 fair value measurements stating separately (on a gross basis), purchase, sale, issuance and settlement information. ASU No. 2010-06 also amends ASC Topic 820 to mandate fair value measurement for each class of assets and liabilities (level of disaggregation). Additionally, reporting entities are now required to disclose information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. We have adopted the new disclosures and clarifications of existing disclosures as of February 1, 2010 which were effective for interim and annual reporting periods beginning after December 15, 2009. This adoption had no impact on our financial condition, results of operations or cash flows. We have not adopted the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods with those fiscal years. We do not expect this adoption to have an impact on our financial condition, results of operations or cash flows.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of April 30, 2010 and 2009, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, Federal Government Agencies, pre-refunded tax-exempt municipal bonds rated “A” or better, FDIC insured corporate bonds and ARS rated “A” or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Less than 5% of our cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a par value and fair value of $37.6 million and $33.5 million as of April 30, 2010 and January 31, 2010 and $44.0 million and $38.7 million as of April 30, 2009, respectively. As of April 30, 2010, all of the ARS we held failed to liquidate at auction due to lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $4.1 million of temporary impairment on our ARS as of April 30, 2010 and January 31, 2010 and $5.3 million as of April 30, 2009. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as long term assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2010. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the United States Securities and Exchange Commission on April 1, 2010, for a list of our risk factors.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*+	Amended and Restated Credit Agreement, dated September 23, 2004, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

10.2*+	Second Amendment to Amended and Restated Credit Agreement, dated December 10, 2007, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

10.3*+	Third Amendment to the Amended and Restated Credit Agreement, dated September 21, 2009, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+

The Company is refiling this previously filed exhibit with its schedules and exhibits. Confidential treatment has been requested with respect to portions of certain schedules and exhibits to this agreement pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith. A complete copy of this agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2010

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2010

URBAN OUTFITTERS, INC.

By:	/s/ ERIC ARTZ
Eric Artz Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*+	Amended and Restated Credit Agreement, dated September 23, 2004, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

10.2*+	Second Amendment to Amended and Restated Credit Agreement, dated December 10, 2007, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

10.3*+	Third Amendment to the Amended and Restated Credit Agreement, dated September 21, 2009, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith
**	Furnished herewith
+

The Company is refiling this previously filed exhibit with its schedules and exhibits. Confidential treatment has been requested with respect to portions of certain schedules and exhibits to this agreement pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith. A complete copy of this agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.