Form 10-Q
period 2010-07-31
URBAN OUTFITTERS INC
filed 2010-09-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

Common stock, $0.0001 par value—165,082,428 shares outstanding on September 3, 2010.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	July 31, 2010	January 31, 2010	July 31, 2009
Assets
Current assets:
Cash and cash equivalents	$244,954	$159,024	$152,885
Marketable securities	346,107	342,512	135,875
Accounts receivable, net of allowance for doubtful accounts of $1,360, $1,284 and $1,368, respectively	42,474	38,405	32,039
Inventories	243,203	186,130	217,050
Prepaid expenses, deferred taxes and other current assets	85,875	80,142	46,005

Total current assets	962,613	806,213	583,854

Property and equipment, net	559,945	539,961	528,295
Marketable securities	157,607	243,445	294,519
Deferred income taxes and other assets	46,902	46,474	38,553

Total Assets	$1,727,067	$1,636,093	$1,445,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,151	$78,041	$85,336
Accrued expenses, accrued compensation and other current liabilities	106,260	110,508	74,764

Total current liabilities	198,411	188,549	160,100

Deferred rent and other liabilities	155,369	150,769	136,906

Total Liabilities	353,780	339,318	297,006

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 168,100,495, 168,558,371 and 168,200,288 shares issued and outstanding, respectively	17	17	17
Additional paid-in-capital	138,413	184,620	175,839
Retained earnings	1,245,846	1,121,232	981,165
Accumulated other comprehensive loss	(10,989)	(9,094)	(8,806)

Total Shareholders’ Equity	1,373,287	1,296,775	1,148,215

Total Liabilities and Shareholders’ Equity	$1,727,067	$1,636,093	$1,445,221

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net sales	$552,159	$458,626	$1,032,120	$843,422
Cost of sales, including certain buying, distribution and occupancy costs	317,378	271,535	596,553	513,021

Gross profit	234,781	187,091	435,567	330,401
Selling, general and administrative expenses	127,912	108,650	246,487	205,840

Income from operations	106,869	78,441	189,080	124,561
Other income, net	616	939	1,039	3,030

Income before income taxes	107,485	79,380	190,119	127,591
Income tax expense	35,828	30,359	65,505	47,765

Net income	$71,657	$49,021	$124,614	$79,826

Net income per common share:
Basic	$0.42	$0.29	$0.74	$0.48

Diluted	$0.42	$0.29	$0.72	$0.47

Weighted average common shares:
Basic	168,908,598	167,919,873	168,880,803	167,691,718

Diluted	172,325,996	170,719,274	172,572,985	170,521,836

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net income	$124,614	$79,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,051	45,093
Deferred income taxes	(2,336)	4,564
Excess tax benefit on share-based compensation	(10,249)	(2,177)
Share-based compensation expense	4,527	2,271
Loss on disposition of property and equipment, net	22	152
Changes in assets and liabilities:
Receivables	(4,112)	4,477
Inventories	(57,182)	(45,959)
Prepaid expenses and other assets	6,215	9,869
Payables, accrued expenses and other liabilities	13,788	17,564

Net cash provided by operating activities	124,338	115,680

Cash flows from investing activities:
Cash paid for property and equipment	(64,570)	(57,440)
Cash paid for marketable securities	(169,646)	(367,439)
Sales and maturities of marketable securities	247,721	140,129

Net cash provided by (used in) investing activities	13,505	(284,750)

Cash flows from financing activities:
Exercise of stock options	11,000	1,225
Excess tax benefit from stock option exercises	10,249	2,177
Share repurchases	(71,988)	—

Net cash (used in) provided by financing activities	(50,739)	3,402

Effect of exchange rate changes on cash and cash equivalents	(1,174)	2,518

Increase (decrease) in cash and cash equivalents	85,930	(163,150)
Cash and cash equivalents at beginning of period	159,024	316,035

Cash and cash equivalents at end of period	$244,954	$152,885

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$70,424	$37,517

Non-cash investing activities—accrued capital expenditures	$14,340	$1,460

See accompanying notes

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the United States Securities and Exchange Commission on April 1, 2010.

The Company’s business is subject to seasonal variations in which a greater percent of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2011 will end on January 31, 2011.

2. Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which amends Accounting Standards Codification (“ASC”) ASC Topic 820—Fair Value Measurements and Disclosures. This update responds to concerns surrounding disclosure requirements of ASC Topic 820 and aims to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and provision of the basis for such transfers. Also required are disclosures for activity in Level 3 fair value measurements stating separately (on a gross basis), purchase, sale, issuance and settlement information. ASU No. 2010-06 also amends ASC Topic 820 to mandate fair value measurement for each class of assets and liabilities (level of disaggregation). Additionally, reporting entities are now required to disclose information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. The Company has adopted the new disclosures and clarifications of existing disclosures as of February 1, 2010 which were effective for interim and annual reporting periods beginning after December 15, 2009. This adoption had no impact on the Company’s financial condition, results of operations or cash flows. The Company has not adopted the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods with those fiscal years. The Company does not expect this adoption to have an impact on its financial condition, results of operations or cash flows.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income	$71,657	$49,021	$124,614	$79,826
Foreign currency translation	1,361	7,153	(2,057)	8,494
Unrealized gains on marketable securities, net of tax	412	936	162	447

Comprehensive income	$73,430	$57,110	$122,719	$88,767

4. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2010, January 31, 2010 and July 31, 2009 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$75,590	$104	$(9)	$75,685
Federal government agencies	172,200	335	—	172,535
FDIC insured corporate bonds	37,697	181	(83)	37,795
Treasury bills	49,631	36	—	49,667
Variable rate demand notes	10,425	—	—	10,425

	345,543	656	(92)	346,107

Long-term Investments:
Municipal and pre-refunded municipal bonds	119,316	835	(52)	120,099
Federal government agencies	2,004	11	—	2,015
FDIC insured corporate bonds	4,002	34	—	4,036
Auction rate securities	35,325	—	(3,868)	31,457

	160,647	880	(3,920)	157,607

	$506,190	$1,536	$(4,012)	$503,714

As of January 31, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$120,778	$357	$(5)	$121,130
Federal government agencies	154,470	229	(24)	154,675
FDIC insured corporate bonds	22,219	186	—	22,405
Treasury bills	42,758	43	—	42,801
Equities	1,800	—	(299)	1,501

	342,025	815	(328)	342,512

Long-term Investments:
Municipal and pre-refunded municipal bonds	35,699	302	(29)	35,972
Federal government agencies	116,625	394	(111)	116,908
FDIC insured corporate bonds	32,652	263	—	32,915
Treasury bills	24,055	90	—	24,145
Auction rate securities	37,625	—	(4,120)	33,505

	246,656	1,049	(4,260)	243,445

	$588,681	$1,864	$(4,588)	$585,957

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2009
Short-term Investments:
Municipal and pre-refunded municipal bonds	$54,442	$274	$(51)	$54,665
Federal government agencies	76,938	83	—	77,021
FDIC insured corporate bonds	3,002	—	(3)	2,999
Equities	1,820	—	(630)	1,190

	136,202	357	(684)	135,875

Long-term Investments:
Municipal and pre-refunded municipal bonds	61,777	517	(30)	62,264
Federal government agencies	122,899	430	(52)	123,277
FDIC insured corporate bonds	70,778	321	(5)	71,094
Auction rate securities	43,050	—	(5,166)	37,884

	298,504	1,268	(5,253)	294,519

	$434,706	$1,625	$(5,937)	$430,394

Proceeds from the sale and maturities of available-for-sale securities were $247,721 and $140,129 for the six months ended July 31, 2010 and 2009, respectively. The Company included in other income net realized gains of $80 and losses of $20 for the three and six months ended July 31, 2010, respectively. The Company included in other income net realized gains of $40 and $749 for the three and six months ended July 31, 2009, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,092 and $4,329 for the three and six months ended July 31, 2010, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,515 and $2,537 for the three and six months ended July 31, 2009, respectively.

As of July 31, 2010, the par value of the Company’s auction rate securities (“ARS”) was $35,325 and the estimated fair value was $31,457. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, the Company has collected all interest payable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes that it is not likely that the Company will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company recognizes transfers between levels at the end of each reporting period. As of July 31, 2010 and July 31, 2009 there were no transfers of assets between levels. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$195,784	$—	$195,784
Federal government agencies	174,550	—	—	174,550
FDIC insured corporate bonds	41,831	—	—	41,831
Treasury bills	49,667	—	—	49,667
Variable rate demand notes	—	10,425	—	10,425
Auction rate securities	—	—	31,457	31,457

	$266,048	$206,209	$31,457	$503,714

	Marketable Securities Fair Value as of January 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$157,102	$—	$157,102
Federal government agencies	271,583	—	—	271,583
FDIC insured corporate bonds	55,320	—	—	55,320
Treasury bills	66,946	—	—	66,946
Equities	1,501	—	—	1,501
Auction rate securities	—	—	33,505	33,505

	$395,350	$157,102	$33,505	$585,957

	Marketable Securities Fair Value as of July 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$116,929	$—	$116,929
Federal government agencies	200,298	—	—	200,298
FDIC insured corporate bonds	74,093	—	—	74,093
Equities	1,190	—	—	1,190
Auction rate securities	—	—	37,884	37,884

	$275,581	$116,929	$37,884	$430,394

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

As of July 31, 2010, all of the Company’s Level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $3,868, $4,120, and $5,166 as of July 31, 2010, January 31, 2009 and July 31, 2009, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 4.2% of the Company’s total cash, cash equivalents and marketable securities as of July 31, 2010.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended July 31, 2010	Fiscal Year Ended January 31, 2010	Three Months Ended July 31, 2009
	Auction Rate Securities	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$33,505	$38,742	$38,742
Total gains or (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	252	1,163	117
Purchases, issuances and settlements	(2,300)	(6,400)	(975)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$31,457	$33,505	$37,884
Unrealized losses included in accumulated other comprehensive income related to assets still held at reporting date	$(3,868)	$(4,120)	$(5,166)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
	Auction Rate Securities	Auction Rate Securities
Balance at beginning of period	$33,505	$38,742
Total gains or (losses) realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	252	117
Purchases, issuances and settlements	(2,300)	(975)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$31,457	$37,884
Unrealized losses included in accumulated other comprehensive income related to assets still held at reporting date	$(3,868)	$(5,166)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

6. Line of Credit Facility

On September 21, 2009, the Company amended its renewed line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds an additional borrower and adds certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100,000 at the Company’s discretion. On May 27, 2010, the Company executed a fifth amendment to the Line increasing its credit limit to $80,000. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the six months ended July 31, 2010, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $51,786 as of July 31, 2010. The available credit under the Line was $48,214 as of July 31, 2010, which includes the accordion feature up to $100,000. The Company plans to renew the Line during fiscal 2011 and expects that such renewal will satisfy its credit needs through at least fiscal 2012. Wachovia Bank, National Association was acquired by Wells Fargo, effective January 1, 2009. The Wells Fargo acquisition did not affect the original line agreement.

7. Share-Based Compensation

Stock Options

The Company recorded $1,010 and $2,006 of stock compensation expense related to stock option awards as well as related tax benefits of $283 and $559 in its Condensed Consolidated Statements of Income for the three and six months ended July 31, 2010, respectively. Stock compensation expense related to stock option awards included in the accompanying Condensed Consolidated Statements of Income for the three and six months ended July 31, 2009 was $888 and $1,667 with related tax benefits of $332 and $600, respectively. During the three and six months ended July 31, 2010, the Company granted 327,000 and 432,000 stock option awards, respectively. The Company granted 102,500 and 330,000 stock option awards during the three and six months ended July 31, 2009. For stock options granted during the three and six months ended July 31, 2010 and 2009, a lattice binomial stock option pricing model was used to calculate the estimated fair values of the grants. Total compensation expense of stock options granted but not yet vested, as of July 31, 2010, was $14,828, which is expected to be recognized over the weighted average period of 2.3 years.

Performance Shares

In April 2008, the Company granted two separate awards of 30,184 Performance Stock Units (“PSU’s”) each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance criteria. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The grant date fair value was calculated using a lattice binomial model. The Company has not recognized compensation expense in the Company’s Condensed Consolidated Statements of Income related to these PSU awards during the three and six months ended July 31, 2010 and 2009 due to vesting being deemed highly improbable based on the unlikely achievement of the performance criteria governing the grant. Grant A did not vest and therefore was forfeited because the performance criteria were not met as of January 31, 2010. The performance criteria

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

achievement is re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense related to Grant B will be recognized prospectively as of the current reporting period.

In April 2009, the Company granted two separate awards of 54,466 PSU’s each. These PSU’s are subject to a vesting period of two years for the first grant (“Grant C”), and three years for the second grant (“Grant D”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant C had a grant date fair value of $12.22 per share and Grant D had a grant date fair value of $12.89 per share, with both grants having a total grant date fair value of $1,368. The grant date fair value was calculated using a lattice binomial model. For the three and six months ended July 31, 2010, related share-based compensation expense of $158 and $316, respectively, is included in the Company’s Condensed Consolidated Statements of Income. For the three and six months ended July 31, 2009, related share-based compensation expense of $158 and $162 was included in the accompanying Condensed Consolidated Statements of Income. Total unrecognized compensation cost as of July 31, 2010 for these non-vested PSU’s was $573, which is expected to be recognized over the weighted average period of 1.2 years.

In November 2009, the Company granted an award of 1,000,000 PSU’s. These PSU’s are subject to a performance period of seven years and are subject to various company performance targets and external market conditions. If any of these targets are not met, some or all the PSU’s are forfeited. Each PSU is equal to one share of common stock with the maximum award value of 1,000,000 shares subject to adjustment based on achievement of the performance criteria. These PSU’s had a grant date fair value of $25.56 per share and a total grant date fair value of $25,564. The grant date fair value was calculated using a lattice binomial model.

For the three and six months ended July 31, 2010, the Company has recognized related share-based compensation expense of $1,045 and $2,091, respectively, which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost as of July 31, 2010 for these non-vested PSU’s was $22,604, which is expected to be recognized over the weighted average period of 5.5 years.

8. Shareholders’ Equity

On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the three and six months ended July 31, 2010, the Company repurchased and subsequently retired 2,015,180 common shares at a total cost of $68,002. The average cost per share was $33.74, including commissions. During the three and six months ended July 31, 2010, the Company repurchased and subsequently retired 112,770 common shares for $3,986 from an employee to meet a minimum statutory tax withholding requirement. The Company did not repurchase any common shares during the three and six months ended July 31, 2009. A total of 4,764,820 common shares remain available for repurchase as of July 31, 2010.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

9. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Basic weighted average shares outstanding	168,908,598	167,919,873	168,880,803	167,691,718
Effect of dilutive options, restricted stock and performance shares	3,417,398	2,799,401	3,692,182	2,830,118

Diluted weighted average shares outstanding	172,325,996	170,719,274	172,572,985	170,521,836

For the three months ended July 31, 2010 and 2009, options to purchase 1,250,650 common shares with an exercise price range of $37.35 to $39.58 and options to purchase 5,468,700 common shares with an exercise price range of $18.25 to $37.51, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 1,091,400 and 5,511,575 common shares were outstanding for the six months ended July 31, 2010 and 2009, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $37.35 to $39.58 and $16.58 to $37.51 for the six months ended July 31, 2010 and 2009, respectively.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s retail segment consists of the aggregation of its four brands operating through 342 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People” and “Terrain” and includes their direct marketing campaigns, which consisted of three catalogs and seven web sites as of July 31, 2010. The Company operates its retail stores and its direct marketing campaigns as a single operating segment. Net sales from the retail segment accounted for approximately 95% of total consolidated net sales for both the three and six month periods ended July 31, 2010. For both the three and six month periods ended July 31, 2009, net sales from the retail segment accounted for approximately 94% of total consolidated net sales. The remainder is derived from the Company’s wholesale segment that manufactures and distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide. The Company’s wholesale segment consists of two brands, “Free People” and “Leifsdottir.”

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

The accounting policies of the operating segments are the same as the policies described in Note 2, Summary of Significant Accounting Policies, in the Notes to consolidated Financial Statements included in our Annual Report on the 10-K for the fiscal year ended January 31, 2010. Both the retail and wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	July 31, 2010	January 31, 2010	July 31, 2009
Inventories
Retail operations	$231,033	$178,567	$204,504
Wholesale operations	12,170	7,563	12,546

Total inventories	$243,203	$186,130	$217,050

Property and equipment, net
Retail operations	$555,461	$535,248	$523,483
Wholesale operations	4,484	4,713	4,812

Total property and equipment, net	$559,945	$539,961	$528,295

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net sales
Retail operations	$522,225	$432,720	$977,035	$793,321
Wholesale operations	31,217	27,945	57,186	53,634
Intersegment elimination	(1,283)	(2,039)	(2,101)	(3,533)

Total net sales	$552,159	$458,626	$1,032,120	$843,422

Income from operations
Retail operations	$108,174	$77,166	$192,032	$123,835
Wholesale operations	6,704	6,244	11,867	9,946
Intersegment elimination	(119)	16	(184)	(136)

Total segment operating income	114,759	83,426	203,715	133,645
General corporate expenses	(7,890)	(4,985)	(14,635)	(9,084)

Total income from operations	$106,869	$78,441	$189,080	$124,561

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

The Company has foreign operations in Europe, Canada and Asia. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2010	January 31, 2009	July 31, 2009
Property and equipment, net
Domestic operations	$490,176	$470,401	$465,683
Foreign operations	69,769	69,560	62,612

Total property and equipment, net	$559,945	$539,961	$528,295

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net sales
Domestic operations	$495,980	$414,540	$929,657	$765,671
Foreign operations	56,179	44,086	102,463	77,751

Total net sales	$552,159	$458,626	$1,032,120	$843,422

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our comparable retail segment net sales data includes our comparable store and comparable direct-to-consumer channels. A store is included in comparable retail segment net sales data, as presented in this discussion, if it has been open at least one full fiscal year, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is included in comparable retail segment net sales if it has been operational for at least an entire fiscal year. Sales from stores and direct-to-consumer channels that do not fall within the definition of a comparable store are considered non-comparable. The effects of foreign currency translation are also considered non-comparable.

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

Retail Stores

As of July 31, 2010, we operated 160 Urban Outfitters stores of which 135 were located in the United States, 7 were located in Canada and 18 were located in Europe. For the six months ended July 31, 2010, we opened 5 new Urban Outfitters stores, all of which were located within the United States. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 31.4% and 5.0% of consolidated net sales, respectively, for the six months ended July 31, 2010, compared to 33.9% and 5.2%, respectively, for the comparable period in fiscal 2010.

As of July 31, 2010, we operated 145 Anthropologie stores of which 140 were located in the United States, 3 were located in Canada and 2 were located in Europe. During the six months ended July 31, 2010, we opened eight new Anthropologie stores, seven of which were located within the United States and one that was located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 37.1% of consolidated net sales for the six months ended July 31, 2010, compared to 36.9% for the comparable period in fiscal 2010. Anthropologie’s European stores accounted for less than 1% of total consolidated net sales for the six months ended July 31, 2010.

As of July 31, 2010, we operated 36 Free People stores, all of which were located in the United States. During the six months ended July 31, 2010 we opened three new Free People stores. As of February 1, 2010, we converted one Free People store to a new Free People wholesale showroom. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 2.1% of consolidated net sales for the six months ended July 31, 2010, compared to 2.0% for the comparable period in fiscal 2010.

As of July 31, 2010, we operated one Terrain store which was located in Glen Mills, Pennsylvania. Terrain is our newest store concept and is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design services. We will continue to evaluate locations for future Terrain garden centers in fiscal 2011. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the six months ended July 31, 2010 and July 31, 2009.

For all brands combined, we plan to open approximately 45 new stores during fiscal 2011, which will include approximately 16 Anthropologie, 21 Urban Outfitters, and 8 Free People stores.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended July 31, 2010 and 2009, we circulated approximately 4.3 million catalogs. We plan to circulate approximately 18.4 million catalogs during fiscal 2011, up from approximately 17.4 million catalogs circulated during fiscal 2010. We expect the number of catalogs circulated to be relatively consistent over the next few years.

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

Urban Outfitters offers a direct-to-consumer catalog that markets selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended July 31, 2010, we circulated approximately 2.2 million catalogs compared to approximately 2.4 million catalogs during the comparable period in fiscal 2010. We plan to circulate approximately 13.2 million catalogs during fiscal 2011, up from approximately 12.1 million catalogs circulated during fiscal 2010. We expect the number of catalogs circulated to be relatively consistent over the next few years.

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

Free People offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Free People stores. For the three months ended July 31, 2010, we circulated approximately 1.1 million catalogs compared to approximately 1.0 million catalogs during the comparable period in fiscal 2010. We plan to circulate approximately 8.2 million catalogs during fiscal 2011, up from approximately 7.4 million catalogs circulated during fiscal 2010 and intend to further increase the level of catalog circulation over the next few years.

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

We believe that our web sites increase the reputation and recognition of our brands with our target customers and help support the strength of our stores operations. We also believe that our catalogs have aided in expanding our distribution channels and increasing brand awareness. We plan on increasing our spending on investments in web marketing in fiscal 2011. These increases will be based on our daily evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 17.7% of consolidated net sales for the six months ended July 31, 2010 compared to 15.6% for the comparable period in fiscal 2010.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and

our own Urban Outfitters and Free People stores. Free People wholesale sales accounted for approximately 4.8% of consolidated net sales for the six months ended July 31, 2010 compared to 5.5% for the comparable period in fiscal 2010.

Leifsdottir was established in fiscal 2009. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for the six months ended July 31, 2010 and July 31, 2009.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, the reserve will be adjusted in the future. As of July 31, 2010, January 31, 2010 and July 31, 2009, reserves for estimated sales returns in-transit totaled $10.0 million, $9.9 million and $7.9 million, representing 2.8%, 2.9% and 2.7% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the debt security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as auction rate securities (“ARS”) that fail at auction and do not liquidate under normal course are classified as long term assets, any successful auctions would be classified as current assets. All of our marketable securities as of July 31, 2010, January 31, 2010 and July 31, 2009 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of July 31, 2010, January 31, 2010 and July 31, 2009 totaled $243.2 million, $186.1 million and $217.1 million, representing 14.1%, 11.4% and 15.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-

line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2010, January 31, 2010 and July 31, 2009 totaled $559.9 million, $540.0 million and $528.3 million, respectively, representing 32.4%, 33.0% and 36.6% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the six months ended July 31, 2010 and 2009, as well as for fiscal 2010, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations during the three and six months ended July 31, 2010 and 2009.

As of July 31, 2010, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of July 31, 2010, January 31, 2010 and July 31, 2009 totaled $46.3 million, $43.6 million and $41.5 million, representing 2.7%, 2.7% and 2.9% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income. Valuation allowances as of July 31, 2010, January 31, 2010 and July 31, 2009 were $2.4 million, $2.2 million, and $1.8 million, respectively. Changes in valuation allowances are due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries as well as those in certain state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	57.5	59.2	57.8	60.8

Gross profit	42.5	40.8	42.2	39.2
Selling, general and administrative expenses	23.1	23.7	23.9	24.4

Income from operations	19.4	17.1	18.3	14.8
Other income, net	0.1	0.2	0.1	0.4

Income before income taxes	19.5	17.3	18.4	15.2
Income tax expense	6.5	6.6	6.3	5.7

Net income	13.0%	10.7%	12.1%	9.5%

Three Months Ended July 31, 2010 Compared To Three Months Ended July 31, 2009

Net sales for the second quarter of fiscal 2011 increased by $93.5 million or 20.4% to $552.2 million from $458.6 million in the second quarter of fiscal 2010. This increase was attributable to a $89.5 million, or 20.7%, increase in retail segment net sales in addition to a $4.0 million, or 15.5% increase in wholesale segment net sales, excluding inter-segment sales to our retail segment. Retail segment net sales for the second quarter of fiscal 2011 accounted for 94.6% of total net sales compared to 94.4% of net sales for the second quarter of fiscal 2010. The growth in our retail segment net sales during the second quarter of fiscal 2011 was driven by a $40.1 million increase in new and non-comparable store net sales, a $23.8 million increase in comparable store net sales and a $25.6 million increase in direct-to-consumer net sales. Our total Company comparable retail segment net sales increase of 11.4% was comprised of an increase of 12.7%, 23.8%, and 9.2% at Anthropologie, Free People and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 45 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the second quarter of fiscal 2011 were driven by increases in transactions and units per transaction while average unit sales prices were flat. Thus far during the third quarter of fiscal 2011, comparable retail segment net sales are high single digit positive. Direct-to-consumer net sales during the second quarter of fiscal 2011 increased over the comparable period in the prior year primarily due to an increase in traffic to our web sites. Catalog circulation decreased by approximately 0.2 million catalogs or 2.6% over the prior comparable period. The wholesale segment net sales increase was driven by an increase in units sold to specialty stores as well as an increase in average unit selling price to specialty and department stores.

Gross profit rate for the second quarter of fiscal 2011 increased to 42.5% of net sales from 40.8% of net sales in the comparable period in fiscal 2010. The increase in rate was primarily due to a lower rate of markdowns to clear seasonal inventories, leveraging of store occupancy expenses driven by positive comparable store sales and improvements in initial merchandise margins. Gross profit for the second quarter of fiscal 2011 increased by $47.7 million or 25.5% to $234.8 million from $187.1 million in the comparable quarter in fiscal 2010. This increase was primarily related to the increased sales volume. Total inventories at July 31, 2010 increased by $26.2 million or 12.0% to $243.2 million from $217.1 million as of July 31, 2009. The increase was primarily due to the addition of inventory to stock new retail stores. On a comparable retail segment basis, which includes our direct-to-consumer channel, inventories increased by 3.3% at cost.

Selling, general and administrative expenses as a rate of net sales decreased during the second quarter of fiscal 2011 to 23.1% of net sales compared to 23.7% of net sales for the second quarter of fiscal 2010. The decrease was primarily due to leveraging of direct store fixed and controllable costs that was bolstered by the positive comparable store net sales during the quarter. The favorable leveraging of store related costs more than offset an increase in incentive based compensation due to improved total company performance. Selling, general and administrative expenses in the second quarter of fiscal 2011 increased by $19.3 million, or 17.7%, to $127.9 million from $108.7 million in the second quarter in fiscal 2010. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 19.4% of net sales or $106.9 million for the second quarter of fiscal 2011 compared to 17.1% of net sales, or $78.4 million, for the second quarter in fiscal 2010.

Our annual effective tax rate for the second quarter of fiscal 2011 decreased to 33.3% of income before income taxes from 38.2% of income before income taxes for the second quarter of fiscal 2010. This decrease was partially due to the favorable impact of foreign operations income as well as a one-time federal rehabilitation credit earned related to our newest building at the Company’s headquarters in the Navy Yard in Philadelphia, Pennsylvania. We estimate that the annual effective tax rate will be approximately 35% for the full fiscal year of 2011.

Six Months Ended July 31, 2010 Compared To Six Months Ended July 31, 2009

Net sales for the six months ended July 31, 2010 increased by $188.7 million or 22.4% to $1,032.1 million from $843.4 million in the comparable period of fiscal 2010. This increase was attributable to a $183.7 million, or 23.2%, increase in retail segment net sales in addition to a $5.0 million, or 10.0% increase in wholesale segment net sales, excluding inter-segment sales to our retail segment. Retail segment net sales for the six months ended July 31, 2010 accounted for 94.7% of total net sales compared to 94.1% of net sales for the six months ended July 31, 2009. The growth in our retail segment net sales during the six months ended July 31, 2010 was driven by a $77.6 million increase in new and non-comparable store net sales, a $55.0 million increase in comparable store net sales and a $51.1 million increase in direct-to-consumer net sales. Our total Company comparable retail segment net sales increase of 13.6% was comprised of an increase of 17.4%, 24.3%, and 9.3% at Anthropologie, Free People and Urban Outfitters, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 54 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales increases for the first six months of fiscal 2011 were driven by increases in transactions and units per transaction which more than offset a slight decrease in average unit sales prices. Direct-to-consumer net sales during the first six months of fiscal 2011 increased over the comparable period in the prior year primarily due to an increase in traffic to our web sites. Catalog circulation decreased by approximately 0.3 million catalogs or 1.8% over the prior comparable period. The wholesale segment net sales increase was driven by an increase in units sold to specialty stores as well as an increase in average unit selling price to department stores.

Gross profit rate for the six months ended July 31, 2010 increased to 42.2% of net sales from 39.2% of net sales in the comparable period in fiscal 2010. The increase in rate was primarily due to improvements in initial merchandise margins, leveraging of store occupancy expense and a lower rate of merchandise markdowns to clear seasonal inventories. Gross profit for the six months ended July 31, 2010 increased by $105.2 million or 31.8% to $435.6 million from $330.4 million in the comparable quarter in fiscal 2010. This increase was primarily related to the increased sales volume.

Selling, general and administrative expenses as a rate of net sales decreased for the six months ended July 31, 2010 to 23.9% of net sales compared to 24.4% of net sales for the comparable period in fiscal 2010. The decrease was primarily due to leveraging of direct store fixed and controllable costs benefitted by the positive comparable store net sales during the period. The favorable leveraging of store related costs more than offset an increase in incentive based compensation due to improved total company performance. Selling, general and administrative expenses for the six months ended July 31, 2010 increased by $40.6 million, or 19.7%, to $246.5 million from $205.8 million in the comparable period in fiscal 2010. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 18.3% of net sales or $189.1 million during the six months ended July 31, 2010 compared to 14.8% of net sales, or $124.6 million, for the comparable period in fiscal 2010.

Our tax rate decreased to 34.5% of income before income taxes for the six months ended July 31, 2010 from 37.4% of income before income taxes for the comparable period of fiscal 2010. This decrease was due to the favorable impact of foreign operations income as well as a one-time federal rehabilitation credit earned related to our newest building at the Company’s headquarters at the Navy Yard in Philadelphia, Pennsylvania.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $748.7 million as of July 31, 2010, as compared to $745.0 million as of January 31, 2010 and $583.3 million as of July 31, 2009. Cash provided by operating activities increased by $8.7 million to $124.3 million for the six months ended July 31, 2010. This increase in cash provided by operating activities was primarily due to an increase in net income which was partially offset by changes in working capital accounts during the six months ended July 31, 2010. Cash provided by investing activities for the six months ended July 31, 2010 was $13.5 million, of which the primary source was sales and maturities of marketable securities, partially offset by purchases of marketable securities and cash used to construct new stores. Cash used in financing activities for the six months ended July 31, 2010 was $50.7 million, which primarily related to share repurchases during the period. Our working capital was $764.2 million at July 31, 2010 compared to $617.7 million at January 31, 2010 and $423.8 million at July 31, 2009. Changes in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

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

Cash paid for property and equipment for the six months ended July 31, 2010 and 2009 was $64.6 million and $57.4 million, respectively, and was primarily used to expand and support our store base. During fiscal 2011, we expect to open approximately 45 new stores, renovate certain existing stores, complete an expansion of our headquarters in Philadelphia, Pennsylvania, modestly increase our catalog circulation by approximately 3 million catalogs, to approximately 40 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2011 to approximate $120 million, which will be used primarily to expand our store base and our home office. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year. During the second quarter of fiscal 2011 we substantially completed a 54,000 square foot expansion to our headquarters in the Navy Yard in Philadelphia, Pennsylvania. The project cost is approximately $25.0 million.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. We purchased and subsequently retired 1,220,000 common shares during the fiscal year ended January 31, 2007. During the six months ended July 31, 2010 we purchased and subsequently retired 2,015,180 common shares for $68.0 million at an average price of $33.74 per share, including commissions. During the three and six months ended July 31, 2010, we repurchased and retired 112,770 common shares for $4.0 million from an employee to meet a minimum statutory tax withholding requirement. As of July 31, 2010 4,764,820 common shares remained available for share repurchase. No shares were repurchased during the six months ended July 31, 2009.

On September 21, 2009, we amended our renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment adds an additional borrower and adds certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion. On May 27, 2010, we executed a fifth amendment to the Line increasing its credit limit to $80 million. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the six months ended July 31, 2010, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $51.8 million as of July 31, 2010. The available credit, including the accordion feature under the Line totaled approximately $48.2 million as of July 31, 2010. We plan to renew the line during fiscal 2011 and expect such renewal to satisfy our letter of credit needs through at least fiscal 2012.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2010, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which amends Accounting Standards Codification (“ASC”) Topic 820—Fair Value Measurements and Disclosures. This update responds to concerns surrounding disclosure requirements of ASC Topic 820 and aims to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and provision of the basis for such transfers. Also required are disclosures for activity in Level 3 fair value measurements stating separately (on a gross basis), purchase, sale, issuance and settlement information. ASU No. 2010-06 also amends ASC Topic 820 to mandate fair value measurement for each class of assets and liabilities (level of disaggregation). Additionally, reporting entities are now required to disclose information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. We have adopted the new disclosures and clarifications of existing disclosures as of February 1, 2010 which were effective for interim and annual reporting periods beginning after December 15, 2009. This adoption had no impact on our financial condition, results of operations or cash flows. We have not adopted the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods with those fiscal years. We do not expect this adoption to have an impact on our financial condition, results of operations or cash flows.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of July 31, 2010 and 2009, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, Federal Government Agencies, tax-exempt municipal bonds rated “A” or better, FDIC insured corporate bonds and ARS rated “A” or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. Since the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Less than 5% of our cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a fair value of $31.5 million as of July 31, 2010, $33.5 million as of January 31, 2010 and $37.9 million as of July 31, 2009, respectively. As of July 31, 2010, all of the ARS we held failed to liquidate at auction due to lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $3.9 million of temporary impairment on our ARS as of July 31, 2010, $4.1 million as of January 31, 2010 and $5.2 million as of July 31, 2009. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as long term assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the repurchase activity under our current stock repurchase program for the quarter ended July 31, 2010 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
May 1, 2010 through May 31, 2010	439,537	$34.96	439,537	6,340,463
June 1, 2010 through June 30, 2010	290,643	$34.23	290,643	6,049,820
July 1, 2010 through July 31, 2010	1,285,000	$33.22	1,285,000	4,764,820

Total	2,015,180		2,015,180	4,764,820

The total number of shares purchased during the three months ended July 31, 2010 does not include any shares received in the administration of employee share-based compensation plans.

[1]

On March 9, 2006 the Company announced the February 28, 2006 Board of Directors approval of a stock repurchase program authorizing the repurchase of up to 8,000,000 common shares based upon prevailing market conditions. The program has no expiration date.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*	Fifth Amendment to the Amended and Restated Credit Agreement, dated May 27, 2010, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2010, filed with the Securities and Exchange Commission on September 8, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2010

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2010

URBAN OUTFITTERS, INC.

By:	/s/ ERIC ARTZ
Eric Artz Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*	Fifth Amendment to the Amended and Restated Credit Agreement, dated May 27, 2010, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2010, filed with the Securities and Exchange Commission on September 8, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.