Form 10-Q
period 2010-10-31
URBAN OUTFITTERS INC
filed 2010-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

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

Common stock, $0.0001 par value—164,043,838 shares outstanding on December 3, 2010.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	October 31, 2010	January 31, 2010	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$253,546	$159,024	$202,316
Marketable securities	250,078	342,512	216,079
Accounts receivable, net of allowance for doubtful accounts of $1,538, $1,284 and $1,276, respectively	47,653	38,405	37,592
Inventories	289,256	186,130	234,521
Prepaid expenses, deferred taxes and other current assets	59,073	80,142	46,987

Total current assets	899,606	806,213	737,495

Property and equipment, net	582,786	539,961	534,260
Marketable securities	186,202	243,445	233,525
Deferred income taxes and other assets	53,377	46,474	35,867

Total Assets	$1,721,971	$1,636,093	$1,541,147

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$114,967	$78,041	$93,264
Accrued expenses, accrued compensation and other current liabilities	123,061	110,508	88,950

Total current liabilities	238,028	188,549	182,214

Deferred rent and other liabilities	164,044	150,769	143,673

Total Liabilities	402,072	339,318	325,887

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred Shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 163,914,628, 168,558,371 and 168,397,488 shares issued and outstanding, respectively	17	17	17
Additional paid-in-capital	10,165	184,620	179,642
Retained earnings	1,318,952	1,121,232	1,043,557
Accumulated other comprehensive loss	(9,235)	(9,094)	(7,956)

Total Shareholders’ Equity	1,319,899	1,296,775	1,215,260

Total Liabilities and Shareholders’ Equity	$1,721,971	$1,636,093	$1,541,147

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net sales	$573,592	$505,900	$1,605,712	$1,349,322
Cost of sales, including certain buying, distribution and occupancy costs	337,599	295,812	934,152	808,838

Gross profit	235,993	210,088	671,560	540,484
Selling, general and administrative expenses	131,193	114,327	377,680	320,162

Income from operations	104,800	95,761	293,880	220,322
Other income, net	876	1,817	1,915	4,847

Income before income taxes	105,676	97,578	295,795	225,169
Income tax expense	32,570	35,186	98,075	82,951

Net income	$73,106	$62,392	$197,720	$142,218

Net income per common share:
Basic	$0.44	$0.37	$1.18	$0.85

Diluted	$0.43	$0.36	$1.16	$0.83

Weighted average common shares:
Basic	165,699,540	168,319,514	167,808,729	167,903,283

Diluted	168,575,637	171,443,902	171,228,883	170,831,491

See accompanying notes

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net income	$197,720	$142,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,856	68,721
Deferred income taxes	(12,740)	(3,513)
Excess tax benefit on share-based compensation	(11,457)	(3,724)
Share-based compensation expense	7,426	3,480
Loss on disposition of property and equipment, net	11	152
Changes in assets and liabilities:
Receivables	(9,286)	(989)
Inventories	(102,611)	(63,137)
Prepaid expenses and other assets	38,256	21,230
Payables, accrued expenses and other liabilities	58,836	45,339

Net cash provided by operating activities	241,011	209,777

Cash flows from investing activities:
Cash paid for property and equipment	(106,742)	(84,207)
Cash paid for marketable securities	(253,571)	(544,705)
Sales and maturities of marketable securities	396,762	296,791

Net cash provided by (used in) investing activities	36,449	(332,121)

Cash flows from financing activities:
Exercise of stock options	11,379	2,272
Excess tax benefit from stock option exercises	11,457	3,724
Share repurchases	(204,723)	—

Net cash (used in) provided by financing activities	(181,887)	5,996

Effect of exchange rate changes on cash and cash equivalents	(1,051)	2,629

Increase (decrease) in cash and cash equivalents	94,522	(113,719)
Cash and cash equivalents at beginning of period	159,024	316,035

Cash and cash equivalents at end of period	$253,546	$202,316

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$76,940	$66,582

Non-cash investing activities—accrued capital expenditures	$16,879	$8,948

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

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Additionally, reporting entities are now required to disclose information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. The Company has adopted the new disclosures and clarifications of existing disclosures as of February 1, 2010 which were effective for interim and annual reporting periods beginning after December 15, 2009. This adoption had no impact on the Company’s financial condition, results of operations or cash flows. The Company has not adopted the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company does not expect this adoption to have an impact on its financial condition, results of operations or cash flows.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net income	$73,106	$62,392	$197,720	$142,218
Foreign currency translation	1,848	532	(209)	9,026
Unrealized (losses) gains on marketable securities, net of tax	(94)	318	68	765

Comprehensive income	$74,860	$63,242	$197,579	$152,009

4. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2010, January 31, 2010 and October 31, 2009 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$63,043	$99	$(5)	$63,137
Federal government agencies	73,592	180	—	73,772
FDIC insured corporate bonds	41,528	151	—	41,679
Treasury bills	39,550	15	—	39,565
Variable rate demand notes	31,925	—	—	31,925

	249,638	445	(5)	250,078

Long-term Investments:
Municipal and pre-refunded municipal bonds	153,409	732	(97)	154,044
Federal government agencies	2,004	11	—	2,015
Auction rate securities	33,850	—	(3,707)	30,143

	189,263	743	(3,804)	186,202

	$438,901	$1,188	$(3,809)	$436,280

As of January 31, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$120,778	$357	$(5)	$121,130
Federal government agencies	154,470	229	(24)	154,675
FDIC insured corporate bonds	22,219	186	—	22,405
Treasury bills	42,758	43	—	42,801
Equities	1,800	—	(299)	1,501

	342,025	815	(328)	342,512

Long-term Investments:
Municipal and pre-refunded municipal bonds	35,699	302	(29)	35,972
Federal government agencies	116,625	394	(111)	116,908
FDIC insured corporate bonds	32,652	263	—	32,915
Treasury bills	24,055	90	—	24,145
Auction rate securities	37,625	—	(4,120)	33,505

	246,656	1,049	(4,260)	243,445

	$588,681	$1,864	$(4,588)	$585,957

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2009
Short-term Investments:
Municipal and pre-refunded municipal bonds	$70,146	$292	$(1)	$70,437
Federal government agencies	143,949	171	(9)	144,111
Equities	1,800	—	(269)	1,531

	215,895	463	(279)	216,079

Long-term Investments:
Municipal and pre-refunded municipal bonds	33,980	267	(4)	34,243
Federal government agencies	107,334	370	(37)	107,667
FDIC insured corporate bonds	54,967	348	—	55,315
Auction rate securities	41,250	—	(4,950)	36,300

	237,531	985	(4,991)	233,525

	$453,426	$1,448	$(5,270)	$449,604

Proceeds from the sale and maturities of available-for-sale securities were $396,762 and $296,791 for the nine months ended October 31, 2010 and 2009, respectively. The Company included in other income net realized gains of $1 and losses of $19 for the three and nine months ended October 31, 2010, respectively. The Company included in other income net realized gains of $536 and $1,284 for the three and nine months ended October 31, 2009, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,223 and $6,552 for the three and nine months ended October 31, 2010, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,712 and $4,248 for the three and nine months ended October 31, 2009, respectively.

As of October 31, 2010, the par value of the Company’s auction rate securities (“ARS”) was $33,850 and the estimated fair value was $30,143. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, the Company has collected all interest payable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes that it is not likely that the Company will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company recognizes transfers between levels at the end of each reporting period. As of October 31, 2010 and October 31, 2009 there were no transfers of assets between levels. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of October 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$217,181	$—	$217,181
Federal government agencies	75,787	—	—	75,787
FDIC insured corporate bonds	41,679	—	—	41,679
Treasury bills	39,565	—	—	39,565
Variable rate demand notes	—	31,925	—	31,925
Auction rate securities	—	—	30,143	30,143

	$157,031	$249,106	$30,143	$436,280

	Marketable Securities Fair Value as of January 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$157,102	$—	$157,102
Federal government agencies	271,583	—	—	271,583
FDIC insured corporate bonds	55,320	—	—	55,320
Treasury bills	66,946	—	—	66,946
Equities	1,501	—	—	1,501
Auction rate securities	—	—	33,505	33,505

	$395,350	$157,102	$33,505	$585,957

	Marketable Securities Fair Value as of October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$104,680	$—	$104,680
Federal government agencies	251,778	—	—	251,778
FDIC insured corporate bonds	55,315	—	—	55,315
Equities	1,531	—	—	1,531
Auction rate securities	—	—	36,300	36,300

	$308,624	$104,680	$36,300	$449,604

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

As of October 31, 2010, all of the Company’s Level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $3,707, $4,120, and $4,950 as of October 31, 2010, January 31, 2010 and October 31, 2009, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 4.4% of the Company’s total cash, cash equivalents and marketable securities as of October 31, 2010.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended October 31, 2010	Fiscal Year Ended January 31, 2010	Three Months Ended October 31, 2009
	Auction Rate Securities	Auction Rate Securities	Auction Rate Securities

Balance at beginning of period	$31,457	$38,742	$37,884
Total gains or (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	161	1,163	216
Purchases, issuances and settlements	(1,475)	(6,400)	(1,800)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$30,143	$33,505	$36,300
Unrealized losses included in accumulated other comprehensive income related to assets still held at reporting date	$(3,707)	$(4,120)	$(4,950)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009
	Auction Rate Securities	Auction Rate Securities

Balance at beginning of period	$33,505	$38,742
Total gains or (losses) realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	413	333
Purchases, issuances and settlements	(3,775)	(2,775)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$30,143	$36,300
Unrealized losses included in accumulated other comprehensive income related to assets still held at reporting date	$(3,707)	$(4,950)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

6. Line of Credit Facility

On September 21, 2009, the Company amended its renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment added an additional borrower and certain additional guarantors. The Line, which expires in March 2011, is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100,000 at the Company’s discretion. On May 27, 2010, the Company executed a fifth amendment to the Line increasing its credit limit to $80,000. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the nine months ended October 31, 2010, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled $50,729 as of October 31, 2010. The available credit, including the accordion feature, under the Line was $49,271 as of October 31, 2010. The Company plans to renew the Line during fiscal 2012 and expects that such renewal will satisfy its letter of credit needs through at least fiscal 2014.

7. Share-Based Compensation

Stock Options

The Company recorded $1,085 and $3,091 of share-based compensation expense related to stock option awards as well as related tax benefits of $369 and $928 in its Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2010, respectively. Share-based compensation expense related to stock option awards included in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2009 was $1,051 and $2,718 with related tax benefits of $388 and $988, respectively. During the three and nine months ended October 31, 2010, the Company granted 20,500 and 452,500 stock option awards, respectively. The Company granted 481,000 and 811,000 stock option awards during the three and nine months ended October 31, 2009. For stock options granted during the three and nine months ended October 31, 2010 and 2009, a lattice binomial stock option pricing model was used to calculate the estimated fair values of the grants. Unrecognized compensation expense related to stock options as of October 31, 2010, was $13,706, which is expected to be recognized over the weighted average period of 2.20 years.

Stock Appreciation Rights

In September 2010, the Company granted 487,600 Stock Appreciation Rights (“SARs”). Each vested SAR gives the holder the right to the differential between the value of the Company’s common share price at the exercise date and the value of a common share at the date of grant. The SARs vest in three tranches over a three to five year period and are to be settled in common shares. The total grant date fair value of these SARs was $5,813. The fair value of the SARs was calculated using a lattice binomial valuation model. For the three and nine months ended October 31, 2010, the Company has recognized share-based compensation expense of $172 related to these SARs, which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation expense as of October 31, 2010 related to SARs was $5,641, which is expected to be recognized over the weighted average period of 4.9 years.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

Performance Shares

The grant date fair value of the performance stock unit (“PSU”) awards discussed below was calculated using a lattice binomial model.

In April 2008, the Company granted two separate awards of 30,184 PSUs each. These PSUs are subject to a vesting period of two years for the first grant (“Grant A”), and three years for the second grant (“Grant B”). Each PSU grant is subject to various performance criteria. If any of these criteria are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant A had a grant date fair value of $21.55 per share and Grant B had a grant date fair value of $19.47 per share, with both grants having a total grant date fair value of $1,238. The Company has not recognized compensation expense in the Company’s Condensed Consolidated Statements of Income related to these PSU awards during the three and nine months ended October 31, 2010 and 2009 due to vesting being deemed highly improbable based on the unlikely achievement of the performance criteria governing the grant. Grant A did not vest, and therefore was forfeited, because the performance criteria were not met as of January 31, 2010. The performance criteria achievement is re-measured at each reporting period, and if it is deemed likely that the performance targets will be achieved, any unrecognized compensation expense related to Grant B will be recognized prospectively as of the current reporting period.

In April 2009, the Company granted two separate awards of 54,466 PSUs each. These PSUs are subject to a vesting period of two years for the first grant (“Grant C”), and three years for the second grant (“Grant D”). Each PSU grant is subject to various performance targets. If any of these targets are not met, the grants are forfeited. Each PSU is equal to one share of common stock with a total award value not to exceed 30% appreciation. Grant C had a grant date fair value of $12.22 per share and Grant D had a grant date fair value of $12.89 per share, with both grants having a total grant date fair value of $1,368. For the three and nine months ended October 31, 2010, related share-based compensation expense of $158 and $474, respectively, is included in the Company’s Condensed Consolidated Statements of Income. For the three and nine months ended October 31, 2009, related share-based compensation expense of $158 and $320 was included in the accompanying Condensed Consolidated Statements of Income. Total unrecognized compensation expense as of October 31, 2010 for these non-vested PSUs was $415, which is expected to be recognized over the weighted average period of 1.2 years.

In November 2009, the Company granted an award of 1,000,000 PSUs. These PSUs are subject to a performance period of seven years and are subject to various company performance targets and external market conditions. If any of these targets are not met, some or all the PSUs are forfeited. Each PSU is equal to one share of common stock with the maximum award value of 1,000,000 shares subject to adjustment based on achievement of the performance criteria. These PSUs had a grant date fair value of $25.56 per share and a total grant date fair value of $25,564. For the three and nine months ended October 31, 2010, the Company has recognized related share-based compensation expense of $1,045 and $3,136, respectively, which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation expense as of October 31, 2010 for these non-vested PSUs was $21,559, which is expected to be recognized over the weighted average period of 5.3 years.

In May 2010 the Company granted an award of 10,000 PSUs. These PSUs are subject to a performance period ending on January 31, 2011 and are based on the achievement of select company-defined performance criteria. If any of these criteria are not met, a ratable portion of the PSUs would be awarded with the remainder being forfeited. Each PSU is equal to one share of common stock, with a maximum award value of 10,000 shares. These PSU’s had a grant date fair value of $39.40 per share and a total grant date fair value of $394. For

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

the three and nine months ended October 31, 2010, the Company has recognized related share-based compensation expense of $140 and $254, respectively, which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation expense as of October 31, 2010 for these non-vested PSUs was $140, which is expected to be recognized over the weighted average period of 0.3 years.

In September 2010, the Company granted a total award amount of 390,300 PSUs. Each PSU is equal to one share of common stock and is subject to the achievement of company performance targets and an external market condition over a four year period. If any of these targets or the external market condition are not met, the PSUs are forfeited. These PSUs had a grant date fair value of $23.64 per share and total grant date fair value of $9,227. For the three and nine months ended October 31, 2010, the Company has recognized related share-based compensation expense of $299 which is included in the Company’s Condensed Consolidated Statements of Income. Total unrecognized compensation cost as of October 31, 2010 for these non-vested PSUs was $8,928, which is expected to be recognized over the weighted average period of 4.4 years.

8. Shareholders’ Equity

On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. During the three and nine months ended October 31, 2010, the Company repurchased and subsequently retired 4,273,267 common shares at a total cost of $132,735, and 6,288,447 common shares at a total cost of $200,737, respectively. The average cost per share for the three and nine months ended October 31, 2010 was $31.06 and $31.92, respectively, including commissions. During the nine months ended October 31, 2010, the Company repurchased and subsequently retired 112,770 common shares for $3,986 from an employee to meet a minimum statutory tax withholding requirement. The Company did not repurchase any common shares during the three and nine months ended October 31, 2009. A total of 491,553 common shares remained available for repurchase as of October 31, 2010.

On November 16, 2010, the Company’s Board of Directors authorized the repurchase of 10,000,000 additional shares of the Company’s common stock, from time-to-time, subject to prevailing market conditions. This authorization supplements the Company’s 2006 stock repurchase program.

9. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Basic weighted average shares outstanding	165,699,540	168,319,514	167,808,729	167,903,283
Effect of dilutive options, restricted stock and performance shares	2,876,097	3,124,388	3,420,154	2,928,208

Diluted weighted average shares outstanding	168,575,637	171,443,902	171,228,883	170,831,491

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

For the three months ended October 31, 2010 and 2009, options to purchase 1,917,100 common shares with an exercise price range of $32.89 to $39.58 and options to purchase 4,908,200 common shares with an exercise price range of $29.46 to $37.51, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 1,366,633 and 5,310,450 common shares and common share equivalents were outstanding for the nine months ended October 31, 2010 and 2009, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The price of the options range from $32.89 to $39.58 and $16.58 to $37.51 for the nine months ended October 31, 2010 and 2009, respectively.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale.” The Company’s retail segment consists of the aggregation of its five brands operating through 355 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Leifsdottir” and “Terrain” and includes their direct marketing campaigns, which consisted of four catalogs and nine web sites as of October 31, 2010. The Company operates its retail stores and its direct marketing campaigns as a single operating segment. Net sales from the retail segment accounted for approximately 94% of total consolidated net sales for both the three and nine month periods ended October 31, 2010 and October 31, 2009. The remainder is derived from the Company’s wholesale segment that manufactures and distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide. The Company’s wholesale segment consists of two brands, “Free People” and “Leifsdottir.”

The Company has aggregated its retail stores and associated direct marketing campaigns into its retail segment based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding inter-company charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, and other assets, and which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

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

	October 31, 2010	January 31, 2010	October 31, 2009
Inventories
Retail operations	$273,030	$178,567	$227,466
Wholesale operations	16,226	7,563	7,055

Total inventories	$289,256	$186,130	$234,521

Property and equipment, net
Retail operations	$578,519	$535,248	$529,602
Wholesale operations	4,267	4,713	4,658

Total property and equipment, net	$582,786	$539,961	$534,260

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net sales
Retail operations	$539,095	$475,408	$1,516,130	$1,268,727
Wholesale operations	35,938	31,487	93,124	85,122
Intersegment elimination	(1,441)	(995)	(3,542)	(4,527)

Total net sales	$573,592	$505,900	$1,605,712	$1,349,322

Income from operations
Retail operations	$103,633	$93,180	$295,665	$217,015
Wholesale operations	7,036	8,109	18,903	18,055
Intersegment elimination	(118)	(15)	(302)	(151)

Total segment operating income	110,551	101,274	314,266	234,919
General corporate expenses	(5,751)	(5,513)	(20,386)	(14,597)

Total income from operations	$104,800	$95,761	$293,880	$220,322

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

The Company has foreign operations in Europe, Canada and Asia. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2010	January 31, 2010	October 31, 2009
Property and equipment, net
Domestic operations	$505,411	$470,401	$469,098
Foreign operations	77,375	69,560	65,162

Total property and equipment, net	$582,786	$539,961	$534,260

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net sales
Domestic operations	$510,636	$457,663	$1,440,293	$1,227,581
Foreign operations	62,956	48,237	165,419	121,741

Total net sales	$573,592	$505,900	$1,605,712	$1,349,322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate two business segments, a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People, Leifsdottir and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel and Leifsdottir, which designs, develops and markets sophisticated women’s contemporary apparel.

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

Retail Stores

As of October 31, 2010, we operated 166 Urban Outfitters stores of which 138 were located in the United States, 9 were located in Canada and 19 were located in Europe. During the nine months ended October 31, 2010, we opened 11 new Urban Outfitters stores, 8 of which were located within the United States, 2 located in Canada and 1 located in Europe. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Our product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 32.1% and 5.0% of consolidated net sales, respectively, for the nine months ended October 31, 2010, compared to 34.3% and 5.1%, respectively, for the comparable period in fiscal 2010.

As of October 31, 2010, we operated 150 Anthropologie stores of which 145 were located in the United States, 3 were located in Canada and 2 were located in Europe. During the nine months ended October 31, 2010, we opened 13 new Anthropologie stores, 12 of which were located within the United States and 1 that was located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Our product assortment includes women’s casual apparel and accessories, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 36.0% of consolidated net sales for the nine months ended October 31, 2010, compared to 36.5% for the comparable period in fiscal 2010. Anthropologie’s European stores accounted for less than 1% of total consolidated net sales for the nine months ended October 31, 2010 and October 31, 2009.

As of October 31, 2010, we operated 38 Free People stores, all of which were located in the United States. During the nine months ended October 31, 2010 we opened 5 new Free People stores. During fiscal 2011, we converted one Free People store to a new Free People wholesale showroom. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, accessories and gifts. We plan to open additional stores over the next several years. Free People’s store net sales accounted for 2.2% of consolidated net sales for the nine months ended October 31, 2010, compared to 2.0% for the comparable period in fiscal 2010.

As of October 31, 2010, we operated one Terrain store which was located in Glen Mills, Pennsylvania. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants and flowers. Terrain also offers a variety of landscape and design services. We will continue to evaluate locations for future Terrain garden centers. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the nine months ended October 31, 2010 and October 31, 2009.

For all brands combined, we plan to open approximately 45 new stores during fiscal 2011, which will include approximately 21 Urban Outfitters, 15 Anthropologie, and 9 Free People stores.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended October 31, 2010, we circulated approximately 4.4 million catalogs compared to approximately 4.3 million during the comparable period in fiscal 2010. We plan to circulate approximately 18.4 million catalogs during fiscal 2011, up from approximately 17.4 million catalogs circulated during fiscal 2010. We expect the number of catalogs circulated to be relatively consistent over the next few years.

Anthropologie operates a web site, www.anthropologie.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader array of apparel, accessories, household and gift merchandise as found in the stores.

Our Anthropologie European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe. The catalog was recently launched in September 2010 and we circulated approximately 75 thousand catalogs for the three months ended October 31, 2010. We plan to circulate approximately 125 thousand catalogs during fiscal 2011. We anticipate the number of catalogs circulated to grow consistent with the anticipated demand from our European Anthropologie customers.

Anthropologie also operates a web site that targets our European customers. The web site, www.anthropologie.eu, was launched in March 2010. The web site captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom.

Urban Outfitters offers a direct-to-consumer catalog that markets selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended October 31, 2010, we circulated approximately 3.9 million catalogs compared to approximately 2.7 million catalogs during the comparable period in fiscal 2010. We plan to circulate approximately 13.2 million catalogs during fiscal 2011, up from approximately 12.1 million catalogs circulated during fiscal 2010. We expect the number of catalogs circulated to be relatively consistent over the next few years.

Urban Outfitters operates a web site, www.urbanoutfitters.com, that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader selection of merchandise as found in the stores.

Urban Outfitters also operates 3 web sites targeting our European customers. The web sites, www.urbanoutfitters.co.uk, www.urbanoutfitters.de and www.urbanoutfitters.fr capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom.

Free People offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Free People stores. For the three months ended October 31, 2010, we circulated approximately 2.1 million catalogs compared to approximately 1.9 million catalogs during the comparable period in fiscal 2010. We plan to circulate approximately 8.2 million catalogs during fiscal 2011, up from approximately 7.4 million catalogs circulated during fiscal 2010 and intend to further increase the level of catalog circulation over the next few years.

Free People also operates a web site, www.freepeople.com, that accepts orders directly from consumers. The web site exposes consumers to a similar yet broader product assortment as found at Free People retail stores, as well as, all of the Free People wholesale offerings.

Terrain operates a web site that accepts orders directly from consumers. The web site, www.shopterrain.com, was launched in September 2009. The web site exposes consumers to a portion of the product assortment found at the Terrain retail store.

Leifsdottir operates a web site that accepts orders directly from consumers. The web site, www.leifsdottir.com, was launched in February 2010. The web site exposes consumers to all product offerings from the Leifsdottir concept.

We believe that our web sites increase the reputation and recognition of our brands with our target customers and help support the strength of our stores’ operations. We also believe that our catalogs have aided in expanding our distribution channels and increasing brand awareness. We plan on increasing our spending on investments in web marketing in fiscal 2011. These increases will be based on our daily evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 18.0% of consolidated net sales for the nine months ended October 31, 2010 compared to 15.7% for the comparable period in fiscal 2010.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Urban Outfitters and Free People stores. Free People wholesale sales accounted for approximately 5.1% of consolidated net sales for the nine months ended October 31, 2010 compared to 5.5% for the comparable period in fiscal 2010.

Leifsdottir was established in fiscal 2009. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel, footwear and accessories. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for the nine months ended October 31, 2010 and October 31, 2009.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental authority. Payment for merchandise at our stores and through our direct-to-consumer business is by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer business is negligible and mainly results from returned checks or unauthorized credit card charges. We maintain an allowance for doubtful accounts for our wholesale and landscape service businesses accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, have not been material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and their related deposits have not been material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. As of October 31, 2010, January 31, 2010 and October 31, 2009, reserves for estimated sales returns in-transit totaled $10.2 million, $9.9 million and $8.4 million, representing 2.5%, 2.9% and 2.6% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the debt security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent debt securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date. Available for sale securities such as auction rate securities (“ARS”) that fail at auction and do not liquidate under normal course are classified as long term assets; any successful auctions would be classified as current assets. All of our marketable securities as of October 31, 2010, January 31, 2010 and October 31, 2009 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria we use to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of October 31, 2010, January 31, 2010 and October 31, 2009 totaled $289.3 million, $186.1 million and $234.5 million, respectively, representing 16.8%, 11.4% and 15.2% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, as well as furniture and fixtures, and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2010, January 31, 2010 and October 31, 2009 totaled $582.8 million, $540.0 million and $534.3 million, respectively, representing 33.8%, 33.0% and 34.7% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2010 and 2009, as well as for fiscal 2010, write downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less. We did not close any store locations during the three and nine months ended October 31, 2010 and 2009.

As of October 31, 2010, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of October 31, 2010, January 31, 2010 and October 31, 2009 totaled $54.0 million, $43.6 million and $35.9 million, representing 3.1%, 2.7% and 2.3% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income. Valuation allowances as of October 31, 2010, January 31, 2010 and October 31, 2009 were $2.2 million, $2.2 million, and $1.9 million, respectively. Changes in valuation allowances are due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries as well as those in certain state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.9	58.5	58.2	59.9

Gross profit	41.1	41.5	41.8	40.1
Selling, general and administrative expenses	22.8	22.6	23.5	23.8

Income from operations	18.3	18.9	18.3	16.3
Other income, net	0.1	0.4	0.1	0.4

Income before income taxes	18.4	19.3	18.4	16.7
Income tax expense	5.7	7.0	6.1	6.2

Net income	12.7%	12.3%	12.3%	10.5%

Three Months Ended October 31, 2010 Compared To Three Months Ended October 31, 2009

Net sales for the third quarter of fiscal 2011 increased by $67.7 million, or 13.4%, to $573.6 million from $505.9 million in the third quarter of fiscal 2010. This increase was attributable to a $63.7 million, or 13.4%, increase in retail segment net sales in addition to a $4.0 million, or 13.1%, increase in wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the third quarters of fiscal 2011 and fiscal 2010 accounted for 94.0% of total net sales. The growth in our retail segment net sales during the third quarter of fiscal 2011 was driven by a $35.8 million increase in new and non-comparable store net sales, a $25.9 million increase in direct-to-consumer net sales and a $ 2.0 million increase in comparable store net sales. Our total company comparable retail segment net sales increase of 5.8% was comprised of an increase of 4.9%, 4.8% and 29.2% at Urban Outfitters, Anthropologie and Free People respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 51 new or existing stores that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales increases for the third quarter of fiscal 2011 were driven by an increase in transactions and units per transaction, partially offset by lower average unit sales prices. Thus far during the fourth quarter of fiscal 2011, comparable retail segment net sales are mid single digit positive. Direct-to-consumer net sales increased during the third quarter of fiscal 2011 versus the comparable quarter in fiscal 2010 primarily due to an increase in traffic to our web sites. Catalog circulation increased by approximately 1.6 million catalogs, or 17.6%, over the prior comparable period. Wholesale net sales increased versus the prior year comparable quarter, driven by higher unit volume, primarily to department store customers, and an increase in average unit selling price to all customers.

Gross profit percentage for the third quarter of fiscal 2011 decreased to 41.1% of net sales from 41.5% of net sales in the comparable period in fiscal 2010. The decrease in the percentage was primarily due to higher shipping costs associated with an increased penetration of international direct-to-consumer sales as well as the impact of pre-opening occupancy expense due to the timing of store openings. During the quarter, merchandise margins were flat compared to the prior year comparable period. Gross profit for the third quarter of fiscal 2011 increased by $25.9 million, or 12.3%, to $236.0 million from $210.1 million in the comparable quarter in fiscal 2010. This increase was primarily related to the increased sales volume. Total inventories at October 31, 2010 increased by $54.8 million, or 23.4%, to $289.3 million from $234.5 million as of October 31, 2009. The increase was primarily due to the addition of inventory to stock new retail stores. On a comparable retail segment basis, which includes our direct-to-consumer channel, inventories increased by 8.3% at cost as of October 31, 2010 compared to October 31, 2009.

Selling, general and administrative expenses as a percentage of net sales increased during the third quarter of fiscal 2011 to 22.8% of net sales compared to 22.6% of net sales for the third quarter of fiscal 2010. The percentage increase was primarily due to higher fulfillment costs related to the increased penetration of international direct-to-consumer sales, investments in systems and international infrastructure. Selling, general and administrative expenses in the third quarter of fiscal 2011 increased by $16.9 million, or 14.8%, to $131.2 million from $114.3 million in the third quarter in fiscal 2010. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 18.3% of net sales, or $104.8 million, for the third quarter of fiscal 2011 compared to 18.9% of net sales, or $95.8 million, for the third quarter in fiscal 2010.

Our effective tax rate for the third quarter of fiscal 2011 decreased to 30.8% of income before income taxes from 36.1% of income before income taxes for the third quarter of fiscal 2010. This decrease was due to the favorable mix of earnings in certain foreign jurisdictions, the current year federal rehabilitation credit and favorable revisions to state tax estimates resulting from tax return filings. We expect our annual effective tax rate to be approximately 34% for the full year of fiscal 2011.

Nine Months Ended October 31, 2010 Compared To Nine Months Ended October 31, 2009

Net sales for the nine months ended October 31, 2010 increased by $256.4 million, or 19.0%, to $1.61 billion from $1.35 billion in the comparable period of fiscal 2010. This increase was attributable to a $247.4 million, or 19.5%, increase in retail segment net sales in addition to a $9.0 million, or 11.2%, increase in wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the nine months ended October 31, 2010 accounted for 94.4% of total net sales compared to 94.0% of net sales for the nine months ended October 31, 2009. The growth in our retail segment net sales during the nine months ended October 31, 2010 was driven by a $113.2 million increase in new and non-comparable store net sales, a $57.2 million increase in comparable store net sales and a $77.0 million increase in direct-to-consumer net sales. Our total company comparable retail segment net sales increase of 10.9% was comprised of an increase of 13.3%, 7.7%, and 25.9% at Anthropologie, Urban Outfitters and Free People, respectively.

The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 68 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales increases for the first nine months of fiscal 2011 were driven by increases in transactions and units per transaction which more than offset a slight decrease in average unit sales prices. Direct-to-consumer net sales during the first nine months of fiscal 2011 increased over the comparable period in the prior year primarily due to an increase in traffic to our web sites. Catalog circulation increased by approximately 1.2 million catalogs, or 4.6%, over the prior comparable period. The wholesale segment net sales increase was driven by an increase in units sold to specialty stores as well as an increase in average unit selling price to all customers.

Gross profit percentage for the nine months ended October 31, 2010 increased to 41.8% of net sales from 40.1% of net sales in the comparable period in fiscal 2010. The increase in percentage was primarily due to improved merchandise margins and leveraging of store occupancy expense driven by positive comparable store sales. Gross profit for the nine months ended October 31, 2010 increased by $131.1 million, or 24.3%, to $671.6 million from $540.5 million in the comparable quarter in fiscal 2010. This increase was primarily related to the increased sales volume.

Selling, general and administrative expenses as a percentage of net sales decreased for the nine months ended October 31, 2010 to 23.5% of net sales compared to 23.8% of net sales for the comparable period in fiscal 2010. The decrease was primarily due to leveraging of direct store fixed and controllable costs supported by the positive comparable store net sales for the nine months ended October 31, 2010. Selling, general and administrative expenses for the nine months ended October 31, 2010 increased by $57.5 million, or 18.0%, to $377.7 million from $320.2 million in the comparable period in fiscal 2010. The increase primarily related to the operating expenses of new and non-comparable stores.

Income from operations was 18.3% of net sales, or $293.9 million, during the nine months ended October 31, 2010 compared to 16.3% of net sales, or $220.3 million, for the comparable period in fiscal 2010.

Our tax rate decreased to 33.2% of income before income taxes for the nine months ended October 31, 2010 from 36.8% of income before income taxes for the comparable period of fiscal 2010. This decrease was due to the favorable mix of earnings in certain foreign jurisdictions, the current year federal rehabilitation credit and favorable revisions to state tax estimates resulting from tax return filings.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $689.8 million as of October 31, 2010, as compared to $745.0 million as of January 31, 2010 and $651.9 million as of October 31, 2009. Cash provided by operating activities increased by $31.2 million to $241.0 million for the nine months ended October 31, 2010. This increase in cash provided by operating activities was primarily due to an increase in net income which was partially offset by the use of cash in working capital during the nine months ended October 31, 2010. Cash provided by investing activities for the nine months ended October 31, 2010 was $36.4 million, of which the primary source was sales and maturities of marketable securities, partially offset by purchases of marketable securities and cash used to construct new stores. Cash used in financing activities for the nine months ended October 31, 2010 was $181.9 million, which primarily related to share repurchases during the period. Our working capital was $661.6 million at October 31, 2010 compared to $617.7 million at January 31, 2010 and $555.3 million at October 31, 2009. Changes in working capital primarily relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses, distribution facilities, home office and our international subsidiaries. We have also used our cash to repurchase shares of our common stock based upon prevailing market conditions. We may enter into one or more acquisitions or transactions related to the expansion of our brands.

Cash paid for property and equipment for the nine months ended October 31, 2010 and 2009 was $106.7 million and $84.2 million, respectively, and was primarily used to expand and support our store base. During fiscal 2011, we expect to open approximately 45 new stores, renovate certain existing stores, complete an expansion of our headquarters in Philadelphia, Pennsylvania, modestly increase our catalog circulation by approximately 3 million catalogs, to approximately 40 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We expect the level of capital expenditures during fiscal 2011 to approximate $120 million, which will be used primarily to expand our store base and complete the expansion of our home office. We believe that our new store, catalog and inventory investments generally have the ability to generate positive operating cash flow within a year. During the nine months ended October 31, 2010, we completed a 54,000 square foot expansion to our headquarters in the Navy Yard in Philadelphia, Pennsylvania, at a cost of approximately $25.0 million.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes us to repurchase up to 8,000,000 common shares from time-to-time, based upon prevailing market conditions. We purchased and subsequently retired 1,220,000 common shares during the fiscal year ended January 31, 2007. During the nine months ended October 31, 2010 we purchased and subsequently retired 6,288,447 common shares for approximately $201 million at an average price of $31.92 per share, including commissions. During the nine months ended October 31, 2010, we repurchased and retired 112,770 common shares for $4.0 million from an employee to meet a minimum statutory tax withholding requirement. As of October 31, 2010 491,553 common shares remained available for repurchase under the 2006 stock repurchase plan. No shares were repurchased during the nine months ended October 31, 2009.

On November 16, 2010, our Board of Directors authorized the repurchase of 10,000,000 additional shares of the Company’s common stock, from time-to-time, subject to prevailing market conditions. This authorization supplements the Company’s 2006 stock repurchase program.

On September 21, 2009, we amended our renewed and amended line of credit facility with Wachovia Bank, National Association (the “Line”). This amendment added an additional borrower and certain additional guarantors. The Line, which expires in March 2011, is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100 million at our discretion. On May 27, 2010, we executed a fifth amendment to the Line increasing its credit limit to $80 million. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the nine months ended October 31, 2010, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $50.7 million as of October 31, 2010. The available credit, including the accordion feature, under the Line totaled approximately $49.3 million as of October 31, 2010. We plan to renew the Line during fiscal 2012 and expect that such renewal will satisfy our letter of credit needs through at least fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2010, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

See Note 2, Recently issued accounting pronouncements, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position, and cash flows.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2010 and 2009, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, Federal Government Agencies, tax-exempt municipal bonds rated “A” or better, FDIC insured corporate bonds, treasury notes, variable rate demand notes and ARS rated “A” or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. Since the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Less than 5% of our cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a fair value of $30.1 million as of October 31, 2010, $33.5 million as of January 31, 2010 and $36.3 million as of October 31, 2009, respectively. As of October 31, 2010, all of the ARS we held failed to liquidate at auction due to lack of market demand. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $3.7 million of temporary impairment on our ARS as of October 31, 2010, $4.1 million as of January 31, 2010 and $5.0 million as of October 31, 2009. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as long term assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the repurchase activity under the 2006 stock repurchase program for the quarter ended October 31, 2010 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1], [2]
August 1, 2010 through August 31, 2010	3,073,267	$31.60	3,073,267	1,691,553
September 1, 2010 through September 30, 2010	—	—	—	1,691,553
October 1, 2010 through October 31, 2010	1,200,000	$29.68	1,200,000	491,553

Total Fiscal 2011 Third Quarter	4,273,267		4,273,267	491,553

[1]

On March 9, 2006 the Company announced the February 28, 2006 Board of Directors approval of a stock repurchase program authorizing the repurchase of up to 8,000,000 common shares based upon prevailing market conditions. The program has no expiration date.

[2]

On November 16, 2010, our Board of Directors authorized the repurchase of 10,000,000 additional shares of the Company’s common stock, from time-to-time, subject to prevailing market conditions. This authorization supplements the Company’s 2006 stock repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*†	2004 Plan—Form of Restricted Stock Unit Agreement.

10.2*†	2008 Plan—Form of Restricted Stock Unit Agreement.

10.3*	Letter Agreement Extension of Amended and Restated Credit Agreement dated as of September 23, 2004 as amended.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Compensatory Plan

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2010, filed with the Securities and Exchange Commission on December 10, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2010

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2010

URBAN OUTFITTERS, INC.

By:	/s/ ERIC ARTZ
Eric Artz Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*†	2004 Plan—Form of Restricted Stock Unit Agreement.

10.2*†	2008 Plan—Form of Restricted Stock Unit Agreement.

10.3*	Letter Agreement Extension of Amended and Restated Credit Agreement dated as of September 23, 2004 as amended.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Compensatory Plan

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2010, filed with the Securities and Exchange Commission on December 10, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.