Form 10-K
period 2011-01-31
URBAN OUTFITTERS INC
filed 2011-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $4,243,728,212.

The number of shares outstanding of the registrant’s common stock on March 24, 2011 was 162,255,448.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders.

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-K, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments and other risks identified in our filings with the SEC, including those set forth in item 1A of this Form 10-K. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People, Terrain, Leifsdottir and BHLDN brands. We also operate a wholesale segment under the Free People and Leifsdottir brands. We have over 40 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce web sites, www.urbanoutfitters.com, www.anthropologie.com, www.freepeople.com, www.urbanoutfitters.co.uk, www.urbanoutfitters.de, www.urbanoutfitters.fr, www.anthropologie.eu, www.leifsdottir.com, www.shopterrain.com and www.bhldn.com and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 16% over the past five years, with sales of approximately $2.3 billion in fiscal 2011.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge, Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We started doing business in Europe in June 1998, with our first European store located in London. We opened our first Free People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002. We opened our first Terrain garden center in Glen Mills, Pennsylvania in April 2008. We opened our first European Anthropologie store in London in October 2009. In February 2011, we launched BHLDN, a sophisticated and inspired retail brand with a primary focus on all bridal event offerings.

In 1984 we established the Free People wholesale division to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In 2009, we launched Leifsdottir, a sophisticated wholesale brand.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2011 ended on January 31, 2011.

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

Retail Stores

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,200 square feet of selling space, and typically carry an estimated 45,000 to 50,000 stock keeping units (“SKUs”). Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. As of January 31, 2011, we operated 176 Urban Outfitters stores in North America and Europe, as well as four web sites and the Urban Outfitters catalog. We plan to open approximately 19 Urban Outfitters stores globally in fiscal 2012. Urban Outfitters’ North American and European store sales accounted for approximately 31.8% and 5.3% of consolidated net sales, respectively, for fiscal 2011.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,300 square feet of selling space, typically carry an estimated 40,000 to 45,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. As of January 31, 2011, we operated 153 Anthropologie stores in North America and Europe, as well as two web sites and the Anthropologie catalog. We plan to open approximately 17 Anthropologie stores globally in fiscal 2012. Anthropologie’s North American and European store sales accounted for approximately 35.1% and 0.8% of consolidated net sales, respectively, for fiscal 2011.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, shoes, accessories and gifts. Free People retail stores average approximately 1,400 square feet of selling space, carry up to 18,000 SKUs and are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. As of January 31, 2011, we operated 42 Free People stores in the United States, as well as a web site and the Free People catalog. We plan to open approximately 14 new Free People stores in fiscal 2012. Free People retail store sales accounted for approximately 2.3% of our consolidated net sales for fiscal 2011.

Terrain. Terrain is designed to appeal to men and women interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and free standing site, inspired by the ‘greenhouse.’ Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Our Terrain garden center operates approximately 20,000 square feet of enclosed selling space as well as approximately two acres of outdoor seasonal selling space used for live plants, accessories and outdoor furniture. Terrain also offers a variety of landscape and design service solutions. Terrain also operates a web site. Terrain retail sales accounted for less than 1% of our consolidated net sales for fiscal 2011. We will continue to evaluate locations for future Terrain garden centers in fiscal 2012.

Direct-to-Consumer

Anthropologie offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores. During fiscal 2011, we circulated approximately 17.6 million catalogs and plan to increase circulation to approximately 23.2 million catalogs in fiscal 2012.

Our Anthropologie European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe. The catalog was recently launched in September 2010 and we circulated approximately 126,000 catalogs in Europe during fiscal 2011. We plan to circulate approximately 595,000 catalogs in Europe during fiscal 2012. We anticipate the number of catalogs circulated to grow consistent with the anticipated demand from our European Anthropologie customers.

Anthropologie operates a web site, which accepts orders directly from customers. The web site captures the spirit of the store by offering a similar yet broader array of apparel, accessories and household and gift merchandise as found in the stores.

Anthropologie also operates a web site targeting our European customers. The web site was launched in March 2010. The web site captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in the stores. Fulfillment is currently provided by a third-party distribution center located in the United Kingdom. During the second quarter of fiscal 2012 we anticipate opening self-owned and operated fulfillment and distribution centers in Rushden, England.

Urban Outfitters offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Urban Outfitters stores. During fiscal 2011, we circulated approximately 14.2 million Urban Outfitters catalogs and plan to increase our circulation to approximately 15.4 million catalogs in fiscal 2012.

Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe. The catalog was recently launched in November 2010 and we circulated approximately 200,000 catalogs in Europe during fiscal 2011. We plan to circulate approximately 800,000 catalogs in Europe during fiscal 2012. We anticipate the number of catalogs circulated to grow consistent with the anticipated demand from our European Urban Outfitters customers.

Urban Outfitters operates a web site that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar yet broader selection of merchandise as found in the stores.

Urban Outfitters also operates three web sites targeting our European customers. The web sites capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in the stores. Fulfillment is currently provided by a third-party distribution center located in the United Kingdom. We expect to be operational at our fulfillment and distribution centers in Rushden, England during the second quarter of fiscal 2012.

Free People offers a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. During fiscal 2011, we circulated approximately 7.6 million catalogs and plan to expand circulation to approximately 8.8 million catalogs in fiscal 2012.

Free People operates a web site that accepts orders directly from customers. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings.

Terrain operates a web site that accepts orders directly from customers. The web site was launched in September 2009. The web site exposes consumers to a portion of the product assortment found at the Terrain retail store.

Leifsdottir operates a web site that accepts orders directly from consumers. The web site was launched in February 2010. The web site exposes consumers to all product offerings from the Leifsdottir concept.

BHLDN launched its website on February 14, 2011. The website accepts orders directly from customers and exposes consumers to all product offerings from the BHLDN concept. A retail store is planned to open during fiscal 2012.

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. We also utilize the services of list rental companies to identify potential customers that will receive future catalogs.

We believe that our web sites increase the reputation and recognition of our brands with our target customers and help support the strength of our stores’ operations. We plan on increasing our spending on investments in web marketing in fiscal 2012 for all of our brands. These increases will be based on our daily evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 19.1% of consolidated net sales for fiscal 2011.

Wholesale Operations

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. During fiscal 2011, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and its own Free People stores. Free People currently sells its merchandise under our Free People and other labels. We also distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening of our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, which help us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles and Chicago. Free People wholesale sales accounted for approximately 4.9% of consolidated net sales for fiscal 2011.

In addition to selling its merchandise to specialty retailers, Free People wholesale also shares production sourcing with our retail segment. Free People employs its own senior and creative management staff, but shares business support services with the retail segment.

The Leifsdottir wholesale division was established in fiscal 2009. Leifsdottir designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops, bottoms, as well as shoes and accessories. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. We also distribute our Leifsdottir products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Leifsdottir products and will give us greater freedom in differentiating the presentation of our products and further strengthening our brand image. Leifsdottir presently maintains a wholesale sales and showroom facility in New York City. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for fiscal 2011.

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

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including, in many stores, in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are often placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2011 were located in specialty retail centers, upscale street locations and enclosed shopping malls. We plan to implement an Anthropologie location expansion strategy in fiscal 2012 similar to our strategy in fiscal 2011.

Our Urban Outfitters stores are often located in unconventional retail spaces, including a former movie theater, a bank and a stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2011 were located in upscale street locations, specialty retail centers and enclosed shopping malls. We plan to implement an Urban Outfitters location expansion strategy in fiscal 2012 similar to our strategy in fiscal 2011.

Our Free People retail stores opened to date are primarily located in enclosed shopping malls, specialty retail centers and upscale street locations. We plan to implement a Free People location expansion strategy in fiscal 2012 similar to our strategy in fiscal 2011.

Our Terrain garden center is a free-standing location on ten acres of land with street-front view and access. We plan to evaluate future Terrain locations of similar venue type in fiscal 2012.

Buying Operations

Maintaining a constant flow of fashionable merchandise for our retail segment is critically important to the ongoing performance of our stores and direct-to-consumer operations. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount and timing of products. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including internet, music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, web sites and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories, and apartment wares and gifts. Product offerings in our Anthropologie stores, web site and catalogs include women’s casual apparel and accessories, shoes, as well as home furnishings and an eclectic array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, web site and catalog offer a showcase for casual apparel, shoes, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our Terrain garden center offers lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores almost daily.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, financial or political instability in any of the countries in which goods we purchase are manufactured, or trade restrictions in the form of tariffs or quotas, or both, could adversely affect our business. During fiscal 2011, we did business with approximately 3,300 vendors. No single vendor accounted for more than 10.0% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

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

We lease a 459,000 square foot fulfillment center located in Trenton, South Carolina. Currently, this facility houses the majority of merchandise distributed by our wholesale and direct-to-consumer channels. This building significantly expanded our fulfillment capacity and provides us with future opportunities for additional growth as it becomes necessary. This facility also utilizes a state-of-the-art and fully functional tilt tray sorter. The property currently accommodates all direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, customer contact operations and customer shipping.

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

We plan to purchase land to construct a 468,000 square foot fulfillment center in Reno, Nevada. This center will significantly increase our fulfillment capacity and provide us with opportunities for additional growth.

Our European stores and direct-to-consumer channel currently utilizes a third party distribution center in Essex, England. In June 2010 we leased and began construction on a 98,000 square foot distribution center and a 142,000 square foot fulfillment center in Rushden, England. We anticipate transitioning all of our European distribution and fulfillment operations to these facilities during the second quarter of fiscal 2012. Our distribution facility will support our entire European store base and will have a state-of-the-art materials handling system. Our fulfillment facility, which will support our entire European direct-to-consumer channel, will have an advanced cross belt sorter. We believe both of these facilities will support our European growth for the next several years as well as add operational efficiencies when fully operational.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning/buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line (DSL) network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as for daily updates of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Free People and Urban Outfitters catalogs and the Anthropologie, Free People, Urban Outfitters, Leifsdottir, Terrain and BHLDN retail web sites, maintain separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. The Free People and Leifsdottir divisions within our wholesale segment use a separate software system for customer service, order entry and allocations, production planning and inventory management. During fiscal 2007, we successfully completed installation of a wholesale customer service system that provides significantly improved functionality and flexibility to help serve our customers. This system has the capability to handle additional workload related to increased order volume and will better suit us over the long term to meet the wholesale segment’s growth needs. We have contracted with a nationally recognized company to provide disaster-recovery services with respect to our key systems.

During fiscal 2009, we successfully completed a warehousing software system implementation for our wholesale segment at our Trenton, South Carolina fulfillment center. During fiscal 2010 we began implementation of the warehouse software at our Lancaster County, Pennsylvania and Reno, Nevada distribution centers. This implementation will be complete in fiscal 2012. The new software provides significantly improved scalability and functionality aligning with our business growth needs. We believe this upgrade will support our growth needs for the long-term.

During fiscal 2010, we began work on an Order Management System (“OMS”) that will significantly improve our ability to serve both our store and online customers and will provide for substantial improvements in our back office administration as it relates to supply chain, fulfillment and inventory control. Furthermore, it will integrate inventory visibility regardless of the channel in which the merchandise was received or sold. We completed the implementation of the OMS for three of our six brands in fiscal 2011 and expect to convert the remaining three brands in fiscal 2012.

During fiscal 2010, we began work on a supply chain management software upgrade that provides us greater visibility into our supply chain process. Additionally, it provides for standardized commercial invoicing that will be automatically matched to the related purchase order. We completed Phase I of this project in fiscal 2011, which included benefits such as a single consistent view of all purchase orders to our vendors regardless of business segment. Phase II is anticipated to be completed during the second quarter of fiscal 2012.

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

Our Free People and Leifsdottir wholesale businesses compete with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have a wider distribution network. In addition, certain of our wholesale competitors have greater name recognition, financial and other resources.

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

Employees

As of January 31, 2011, we employed approximately 16,000 people, approximately 40.2% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, 2% work in the wholesale segment and the remaining 98% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending remains uncertain and may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The recent downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect the number of specialty retail businesses and their ability to purchase merchandise from our wholesale segment. It is difficult to predict how long the current uncertain economic, capital and credit market conditions will continue and what impact they will have on our business.

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

The specialty retail segment and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Our Anthropologie and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors. Our Free People and Leifsdottir wholesale businesses compete with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings, many of whose products have wider distribution than ours. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to difficult economic conditions our competitors may force a markdown or promotional sales environment which could hurt our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

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

We operate four distribution facilities worldwide to support our retail and wholesale business segments in the United States, Western Europe and Canada, and for fulfillment of catalog and web site orders. The merchandise purchased for our United States and Canadian retail operations is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada while merchandise purchased for our direct-to-consumer and wholesale operations is shipped directly to our fulfillment center in Trenton, South Carolina. The merchandise purchased for our Western Europe retail and direct-to-consumer operations is shipped to Essex, England. We plan to purchase land to construct a 468,000 square foot fulfillment center in Reno, Nevada, in fiscal 2012 that will support our direct-to-consumer channel. If any of our distribution centers were to close for any reason, or we are unable to successfully open the additional distribution facility, the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to re-open or replace the center.

We rely significantly on foreign sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war, acts of terrorism and natural disasters could adversely affect our business. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors may not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. The cost of fuel is a significant component in transportation costs, therefore, increases in the petroleum products can adversely affect our gross margins. In addition, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

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

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on foreign sources of production” on page 14. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and web site orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

We may not be successful in introducing additional store concepts.

We may, from time to time, seek to develop and introduce new concepts or brands in addition to our existing Urban Outfitters, Anthropologie, Free People, Leifsdottir, Terrain and BHLDN brands. Our ability to succeed in these new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.

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

Approximately 3.6% of our cash, cash equivalents and marketable securities are invested in “A” or better rated Auction Rate Securities (“ARS”) that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Historically, investments in ARS have been highly liquid, however, if an auction for the securities we own fails, the investments may not be readily convertible. Liquidity for ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with failed auctions will not be available until either a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process or the debt obligation reaches its maturity. Our ARS had an amortized cost of $33.3 million and a fair value of

$29.5 million as of January 31, 2011. As of January 31, 2011 all of our ARS have failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded a $3.8 million temporary impairment on our ARS as of January 31, 2011. To date, we have collected all interest receivable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. We do not have the intent to sell the underlying securities prior to their recovery and we believe it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. We cannot assure that further impairment to our ARS will not occur.

Our results can be adversely affected by market disruptions.

Market disruptions due to severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events or the prospect of these events can affect consumer spending and confidence levels and adversely affect our results or prospects in affected markets. The receipt of proceeds under any insurance we maintain for these purposes may be delayed or the proceeds may be insufficient to fully offset our losses.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

We are subject to numerous regulations that could adversely affect our business.

We are subject to customs, child labor, tax, employment, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy yard allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. In fiscal 2011, we completed a 54,000 square foot expansion of our home office and currently occupy 282,000 square feet. We hold options on several adjacent buildings that are available for at least the next ten years to allow for additional expansion if necessary. The expenditures to expand our Navy Yard facilities in fiscal 2011 were capitalized and are being depreciated based on the useful life of the improvements and fixtures.

Our customer contact center is located in Trenton, South Carolina as part of our 459,000 square foot fulfillment center, and occupies approximately 16,000 square feet. We occupy two offices in Europe including approximately 6,900 square feet of space at 24 Market Place in London and approximately 3,500 square feet of space at 24-26 West Street in London. Our European home offices and our customer contact facility are leased properties with varying lease term expirations through 2016.

We own a 291,000 square foot distribution center in Lancaster County, Pennsylvania. During fiscal 2008 we entered into an operating lease for a distribution facility in Reno, Nevada and amended this lease for additional space in 2009. The facility is approximately 214,500 square feet and is primarily used to support our western United States stores. The term of this lease is set to expire in 2017 with Company options to renew for up to an additional ten years. Our distribution and fulfillment centers support our retail segment, with our Trenton, South Carolina facility also supporting the majority of our merchandise distributed by our wholesale segment.

In fiscal 2011, we entered into operating leases for a distribution and fulfillment center in Rushden, England to support our retail and direct-to-consumer channels in Europe. The distribution center will occupy approximately 98,000 square feet and the fulfillment center will occupy approximately 142,000 square feet.

Improvements in recent years, including those in fiscal 2011 described in Item 7: Management’s Discussion and Analysis—Liquidity and Capital Resources, were necessary to adequately support our growth. We believe we may need to further expand the square footage of our home office and distribution facilities to support our growth over the next several years. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie, Free People and Terrain stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2011, by Urban Outfitters, Anthropologie, Free People and Terrain was approximately 1,621,000, 1,124,000, 58,000 and 20,000, respectively. Terrain also utilizes two acres of outdoor space to sell seasonal, live plants, accessories and outdoor furniture. The average store selling square feet is approximately 9,200 for Urban Outfitters, 7,300 for Anthropologie and 1,400 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

The following table shows the location of each of our existing retail stores, as of January 31, 2011:

	Urban Outfitters	Anthropologie	Free People	Terrain	Total
United States:
Alabama	1	2	—	—	3
Arkansas	—	1	—	—	1
Arizona	4	4	1	—	9
California	33	30	12	—	75
Colorado	3	3	1	—	7
Connecticut	1	3	1	—	5
Delaware	1	1	—	—	2
Florida	8	10	—	—	18
Georgia	4	3	—	—	7
Idaho	1	1	—	—	2
Illinois	9	8	2	—	19
Indiana	1	1	—	—	2
Kansas	1	—	—	—	1
Louisiana	2	2	—	—	4
Massachusetts	6	6	3	—	15
Maryland	1	4	—	—	5
Michigan	3	2	—	—	5
Minnesota	2	3	—	—	5
Missouri	2	2	—	—	4
Mississippi	—	1	—	—	1
North Carolina	3	3	—	—	6
Nebraska	1	1	—	—	2
New Jersey	5	8	2	—	15
New Mexico	1	1	—	—	2
New York	15	8	5	—	28
Nevada	2	2	—	—	4
Ohio	3	3	—	—	6
Oklahoma	—	1	—	—	1
Oregon	2	2	—	—	4
Pennsylvania	5	5	3	1	14
Rhode Island	1	—	—	—	1
South Carolina	1	2	—	—	3
Tennessee	1	2	1	—	4
Texas	8	11	5	—	24
Utah	1	1	—	—	2
Virginia	3	4	2	—	9
Vermont	1	—	—	—	1
Washington	4	3	4	—	11
Wisconsin	2	2	—	—	4
District of Columbia	2	1	—	—	3

Total United States	144	147	42	1	334

	Urban Outfitters	Anthropologie	Free People	Terrain	Total
Canada:
Alberta	2	2	—	—	4
British Columbia	1	—	—	—	1
Ontario	4	2	—	—	6
Quebec	3	—	—	—	3

Total Canada	10	4	—	—	14

Europe:
United Kingdom	15	2	—	—	17
Denmark	1	—	—	—	1
Sweden	1	—	—	—	1
Ireland	3	—	—	—	3
Belgium	1	—	—	—	1
Germany	1	—	—	—	1

Total Europe	22	2	—	—	24

Global Total	176	153	42	1	372

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

Market Information

	High	Low
Fiscal 2011
Quarter ended April 30, 2010	$40.56	$30.83
Quarter ended July 31, 2010	$39.41	$31.96
Quarter ended October 31, 2010	$34.97	$29.28
Quarter ended January 31, 2011	$38.46	$30.31

Fiscal 2010
Quarter ended April 30, 2009	$19.49	$14.13
Quarter ended July 31, 2009	$24.04	$18.76
Quarter ended October 31, 2009	$33.86	$24.43
Quarter ended January 31, 2010	$35.64	$30.52

Holders of Record

On March 24, 2011 there were 107 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2006 and ending January 31, 2011, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/31/06 in stock or index, including reinvestment of dividends.

Fiscal years ending January 31.

	Base Period Jan-06	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-07	Jan-08	Jan-09	Jan-10	Jan-11
Urban Outfitters Inc.	$100.00	$89.34	$106.19	$57.05	$115.60	$123.84
S&P 500	$100.00	$114.51	$111.87	$68.66	$91.41	$111.69
S&P 500 Apparel Retail	$100.00	$115.06	$110.04	$56.13	$110.98	$145.72

Equity Compensation Plan Information

The following table shows the status of securities under the Company’s stock incentive plans as of January 31, 2011:

	EQUITY COMPENSATION PLAN
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Shares, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Restricted Shares, Warrants and Rights		No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Referenced in Column (A))
Plan Category	(A)	(B)		(C)
Equity Compensation Plans Approved by Security Holders (1):
Securities	10,253,349	$24.31	(2)	9,834,300
Equity Compensation Plans Not Approved by Security Holders:
Securities	—	—		—

Total	10,253,349	$24.31		9,834,300

(1)	Amounts are subject to adjustment to reflect any stock dividend, stock split, share consideration or similar change in our capitalization.
(2)	Weighted average exercise price does not take into account performance stock unit awards.

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

	Fiscal Year Ended January 31,
	2011	2010	2009	2008	2007
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$2,274,102	$1,937,815	$1,834,618	$1,507,724	$1,224,717
Gross profit	936,620	786,145	713,478	576,772	451,921
Income from operations	414,203	338,984	299,435	224,945	163,989
Net income	272,958	219,893	199,364	160,231	116,206
Net income per common share—basic	$1.64	$1.31	$1.20	$0.97	$0.71
Weighted average common shares outstanding—basic	166,896,322	168,053,502	166,793,062	165,305,207	164,679,786
Net income per common share—diluted	$1.60	$1.28	$1.17	$0.94	$0.69
Weighted average common shares outstanding—diluted	170,333,550	171,230,245	170,860,605	169,640,585	168,652,005

Balance Sheet Data:
Working capital	$592,953	$617,664	$483,252	$266,232	$231,087
Total assets	1,794,321	1,636,093	1,329,009	1,142,791	899,251
Total liabilities	382,773	339,318	275,234	289,360	223,968
Total shareholders’ equity	$1,411,548	$1,296,775	$1,053,775	$853,431	$675,283

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments; a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain, Leifsdottir and BHLDN brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People wholesale division and our Leifsdottir wholesale division. Free People wholesale designs, develops and markets young women’s contemporary casual apparel. Leifsdottir wholesale designs, develops and markets sophisticated women’s contemporary apparel.

Our comparable retail segment net sales data includes our comparable store and comparable direct-to-consumer channels. A store is included in comparable retail segment net sales data, as presented in this discussion, if it has been open at least one full fiscal year, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is included in comparable retail segment net sales data, as presented in this discussion, if it has been operational for at least one full fiscal year. Sales from stores and direct-to-consumer channels that do not fall within the definition of a comparable store or channel are considered non-comparable. The effects of foreign currency translation are also considered non-comparable.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2011 ended on January 31, 2011.

Our historical and long-term goal is to achieve a net sales compounded annual growth rate of 20% or better through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Store

As of January 31, 2011, we operated 176 Urban Outfitters stores of which 144 are located in the United States, 10 are located in Canada and 22 are located in Europe. During fiscal 2011, we opened 21 new Urban Outfitters stores, 14 of which are located within the United States, 3 of which are located in Canada and 4 of which are located in Europe. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store sales accounted for approximately 31.8% and 5.3% of consolidated net sales, respectively, for fiscal 2011.

We operated 153 Anthropologie stores as of January 31, 2011, of which 147 are located in the United States, 4 are located in Canada and 2 are located in Europe. During fiscal 2011 we opened 16 new Anthropologie stores, of which 14 are located within the United States, 1 is located in Canada, and 1 is located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American and European store sales accounted for approximately 35.1% and 0.8% of consolidated net sales, respectively, for fiscal 2011.

We operated 42 Free People stores as of January 31, 2011, all of which are located in the United States. During fiscal 2011 we opened nine new Free People stores and converted one store location to a Free People wholesale showroom. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, shoes, accessories and gifts. We plan to open additional stores over the next several years. Free People’s retail store sales accounted for approximately 2.3% of consolidated net sales for fiscal 2011.

We operated one Terrain garden center as of January 31, 2011, which is located in Glen Mills, Pennsylvania. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. We are evaluating locations for future Terrain garden centers. Terrain store sales accounted for less than 1.0% of consolidated net sales for fiscal 2011.

For all brands combined, we plan to open approximately 50 to 55 new stores during fiscal 2012, including one BHLDN store and approximately 14 new Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-Consumer

Anthropologie offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores. During fiscal 2011, we circulated approximately 17.6 million catalogs. We plan to increase circulation to approximately 23.2 million catalogs during fiscal 2012.

Our Anthropologie European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe. The catalog was launched in September 2010 and we circulated approximately 126,000 catalogs in Europe during fiscal 2011. We plan to circulate approximately 595,000 catalogs in Europe during fiscal 2012. We anticipate the number of catalogs circulated to grow consistent with the anticipated demand from our European Anthropologie customers.

Anthropologie operates a web site that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar yet broader array of apparel, accessories, household and gift merchandise as found in the stores.

Anthropologie also operates a web site that targets our European customers. The web site was launched in March 2010. The web site captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. During the second quarter of fiscal 2012, we anticipate opening our own distribution center in Rushden, England.

Urban Outfitters offers a direct-to-consumer catalog offering selected merchandise, much of which is also available in our Urban Outfitters stores. During fiscal 2011, we circulated approximately 14.2 million Urban Outfitters catalogs. We plan to increase circulation to approximately 15.4 million catalogs during fiscal 2012.

Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe. The catalog was launched in November 2010 and we circulated approximately 200,000 catalogs in Europe during fiscal 2011. We plan to circulate approximately 800,000 catalogs in Europe during fiscal 2012. We anticipate the number of catalogs circulated to grow consistent with the anticipated demand from our European Urban Outfitters customers.

Urban Outfitters operates a web site that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar yet broader selection of merchandise as found in the stores.

Urban Outfitters also operates three web sites targeting our European customers. The web sites capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment is provided from a third-party distribution center located in the United Kingdom. During the second quarter of fiscal 2012, we anticipate opening our own distribution center in Rushden, England.

Free People offers a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores. During fiscal 2011, Free People circulated approximately 7.6 million catalogs. We plan to expand catalog circulation to approximately 8.8 million catalogs during fiscal 2012.

Free People operates a web site that accepts orders directly from customers. The web site exposes consumers to the product assortment found at Free People retail stores as well as all of the Free People wholesale offerings.

Terrain operates a web site that accepts orders directly from customers. The web site was launched in September 2009. The web site exposes consumers to a portion of the product assortment found at the Terrain retail store.

Leifsdottir operates a web site that accepts orders directly from consumers. The web site was launched in September 2009. The web site exposes consumers to all product offerings from the Leifsdottir concept.

BHLDN launched its website on February 14, 2011. The website accepts orders directly from customers and exposes consumers to all product offerings from the BHLDN concept. A retail store is planned to open during fiscal 2012.

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. We also utilize the services of list rental companies to identify potential customers that will receive future catalogs.

We believe that our web sites increase the reputation and recognition of our brands with our target customers and help support the strength of our stores’ operations. We plan on increasing our spending on investments in web marketing during fiscal 2012 for all of our brands. These increases will be based on our daily evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 19.1% of consolidated net sales for fiscal 2011.

Wholesale Operations

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. During fiscal 2011, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Free People stores. Free People wholesale sales accounted for approximately 4.9% of consolidated net sales for fiscal 2011.

The Leifsdottir wholesale division was established in fiscal 2009. Leifsdottir wholesale designs, develops and markets sophisticated women’s contemporary apparel including dresses, tops and bottoms, as well as shoes and accessories. Leifsdottir is sold through luxury department stores including Bloomingdale’s, Nordstrom, Neiman Marcus and Bergdorf Goodman, select specialty stores and our own Anthropologie stores. Leifsdottir wholesale sales accounted for less than 1% of total consolidated net sales for fiscal 2011.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at our stores and through our direct-to-consumer channel is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our retail and direct-to-consumer channel is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our wholesale and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on our books until the card is redeemed by the customer, at which time we record the redemption of the card for merchandise as a sale, or when we determine the likelihood of redemption is remote. We determine the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and are not material. Our gift cards do not expire.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be recorded in the future. As of January 31, 2011 and 2010, reserves for estimated sales returns in-transit totaled $11.4 million and $9.9 million, representing 3.0% and 2.9% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as non-current have maturity dates greater than one year from the balance sheet date. Available for sale securities such as ARS that fail at auction and do not liquidate under normal course are classified as non-current assets. Successful auctions would be classified as current assets. All of our marketable securities as of January 31, 2011 and 2010 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2011 and 2010 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Net inventories as of January 31, 2011 and January 31, 2010 totaled $229.6 million and $186.1 million, representing 12.8% and 11.4% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to reserves related to the net realizable value of our inventories are primarily based on the market value of our physical inventories, cycle counts and recent historical trends. Our physical inventories for fiscal 2011 were performed as of June 2010 and January 2011. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2011 and January 31, 2010 totaled $586.3 million and $540.0 million, respectively, representing 32.7% and 33.0% of total assets, respectively.

In assessing potential impairment of our store related assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be measurable within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2011, 2010 and 2009, write-downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2011 and January 31, 2010 totaled $52.1 million and $43.6 million, respectively, representing 2.9% and 2.7% of total assets, respectively. To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the consolidated statement of income.

We increased valuation allowances to $2.6 million as of January 31, 2011 from $2.2 million as of January 31, 2010. This increase is based on evidence of our ability to generate sufficient future taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

Our tax liability for uncertain tax positions contains uncertainties because we are required to make assumptions and to apply judgement to estimate the exposures associated with our various filing positions. Although we believe that the judgements and estimates discussed herein are reasonable, actual results may differ, and we may be exposed to losses or gains that could be material.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	58.8	59.4	61.1

Gross profit	41.2	40.6	38.9
Selling, general and administrative expenses	23.0	23.1	22.6

Income from operations	18.2	17.5	16.3
Interest income	0.1	0.3	0.6
Other income	—	—	—
Other expenses	—	—	—

Income before income taxes	18.3	17.8	16.9
Income tax expense	6.3	6.4	6.0

Net income	12.0%	11.4%	10.9%

Period over Period Change:
Net sales	17.4%	5.6%	21.7%
Gross profit	19.1%	10.2%	23.7%
Income from operations	22.2%	13.2%	33.1%
Net income	24.1%	10.3%	24.4%

Fiscal 2011 Compared to Fiscal 2010

Net sales in fiscal 2011 increased by 17.4% to $2.27 billion, from $1.94 billion in the prior fiscal year. The $336 million increase was attributable to a $320 million or 17.5% increase, in retail segment net sales and a $16 million or 15.6% increase in our wholesale segment net sales. The growth in our retail segment net sales during fiscal 2011 was driven by increases of $161 million in non-comparable and new store net sales, $110 million, or 34.0%, in direct-to-consumer net sales and $49 million, or 4%, in comparable store net sales. The increase in comparable retail segment net sales was comprised of 9.8%, 6.9% and 26.7% increases at Anthropologie, Urban Outfitters and Free People respectively. The increase in our wholesale segment net sales was due to a $15 million, or a 15.9% increase, at Free People wholesale and a $1.0 million, or an 11.9% increase, at Leifsdottir wholesale.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 46 new stores in fiscal 2011 and 33 new stores in fiscal 2010 that were considered non-comparable during fiscal 2011. Comparable store net sales increases were primarily the result of an increase in the number of transactions and units sold per transaction, partially offset by a decrease in the average unit sales prices. Direct-to-consumer net sales in fiscal year 2011 increased over the prior year primarily due to increased traffic to our web sites combined with an increase in average order value, which more than offset a decrease in conversion rate. Catalog circulation across all brands increased by 2.8 million, or 7.7%. Thus far during the first quarter of fiscal 2012, comparable retail segment net sales are low single-digit negative. The increase in Free People wholesale net sales was driven by increases in transactions and average unit sale prices. Leifsdottir’s wholesale net sales increase was a result of an increase in the number of transactions that more than offset a decrease in average unit sale prices.

Gross profit rates in fiscal 2011 increased to 41.2% of net sales, or $937 million, from 40.6% of net sales, or $786 million, in fiscal 2010. This increase was primarily due to improved merchandise margins and leveraging of store occupancy expense driven by positive comparable store sales. Total Company inventory increased 23.3% to $230 million from $186 million in the prior year. The increase is primarily related to the acquisition of inventory to stock new stores and our direct-to-consumer channel growth. Comparable retail segment inventory (which includes our direct-to-consumer channel) grew 9.7%, while comparable store inventories increased 4.4%.

Selling, general and administrative expenses, as a percentage of net sales for fiscal 2011, decreased to 23.0% of net sales versus 23.1% of net sales for fiscal 2010. The decrease in percentage was primarily due to leveraging of direct store fixed and controllable costs driven by the positive retail segment comparable sales. In fiscal 2011, selling, general and administrative expenses increased by $75 million, to $522 million, from $447 million in the prior fiscal year. The dollar increase versus the prior year is primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 18.2% of net sales, or $414 million, for fiscal 2011 compared to 17.5% of net sales, or $339 million, for fiscal 2010.

Our annual effective income tax rate for January 31, 2011 decreased to 34.6% of income before income taxes for fiscal 2011 compared to 36.2% of income before income taxes for fiscal 2010. This decrease was due to the favorable mix of earnings in certain foreign jurisdictions and the federal rehabilitation credit included in fiscal 2011. See Note 8 “Income Taxes” in our Notes to the Consolidated Financial Statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate. We expect the tax rate for fiscal 2012 to be higher than that of fiscal 2011 due in part to the expiration of the federal rehabilitation credit received in fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

Net sales in fiscal 2010 increased by 5.6%, to $1.94 billion from $1.83 billion in the prior fiscal year. The $103 million increase was attributable to a $109 million or 6.3% increase, in retail segment net sales that was partially offset by a $6 million or 5.4% decline in our wholesale segment net sales. The growth in our retail segment net sales during fiscal 2010 was driven by an increase of $115 million in non-comparable and new store net sales, and an increase in direct-to-consumer net sales of $53 million or 19.5%. These increases were partially offset by a decline of $35 million or 2.6% in comparable store net sales and $24 million of foreign currency translation adjustments. The increase in comparable retail segment net sales was comprised of 3.3% and 7.1% increases at Anthropologie and Free People, respectively, partially offset by a 1.0% decrease at Urban Outfitters. The decline in our wholesale segment net sales was due to an $11 million or 10.6% decline at Free People wholesale that was partially offset by an increase of $5 million or 185% at Leifsdottir.

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

Our annual effective income tax rate increased to 36.2% of income for fiscal 2010 compared to 35.6% of income for fiscal 2009. The increase in fiscal 2010’s tax rate is primarily due to a lower proportion of tax free interest income due to a strategic shift to a mix of lower risk securities versus the prior year’s holdings. See Note 8 “Income Taxes” in the Notes to the Consolidated Financial Statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $809 million as of January 31, 2011 as compared to $745 million as of January 31, 2010 and $521 million as of January 31, 2009. The $64 million increase in cash, cash equivalents and marketable securities during fiscal 2011 was primarily a result of $385 million from cash provided by operating activities, partially offset by $205 million of cash used for share repurchases and $144 million of cash used for property and equipment. Cash used in investing activities for fiscal 2011 was $36 million, consisting of $144 million used primarily for the construction of new stores partially offset by $108 million in net proceeds from marketable securities.

Cash used in financing activities in fiscal 2011 of $168 million was primarily related to the repurchase of our common shares pursuant to our share repurchase program partially offset by cash provided by the exercise of stock options and related tax benefits on stock option exercises. Our working capital for fiscal years 2011, 2010 and 2009 was $593 million, $618 million and $483 million, respectively. Changes in working capital primarily relate to changes to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also used our cash to repurchase shares of our common stock. We continued to invest in our direct-to-consumer efforts, wholesale businesses, distribution facilities, home office and our international subsidiaries. Cash paid for property and equipment, net of tenant improvement allowances, included in deferred rent, for fiscal 2011, 2010 and 2009 were $144 million, $109 million, and $113 million respectively, and were primarily used to expand and support our store base.

During fiscal 2012, we plan to construct and open approximately 50 to 55 new stores, renovate certain existing stores, construct additional distribution and fulfillment facilities in Rushden, England and Reno, Nevada, continue to expand our home office in Philadelphia, Pennsylvania, upgrade our systems, increase our catalog circulation by approximately 9 million catalogs to approximately 49 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2012 to approximately $188 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. We believe improvements to our home office, fulfillment and distribution facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brands.

During fiscal 2011, we completed a 54,000 square foot expansion of our home office in Philadelphia, Pennsylvania at a cost of approximately $25 million.

During fiscal 2010, we completed a 100,000 square foot addition to our Lancaster, Pennsylvania distribution facility. This facility primarily serves our Midwest and East coast stores. We believe this expansion will help support our growth for the near term.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorizes the Company to purchase up to 8.0 million common shares. We repurchased 1.2 million common shares during fiscal year 2007. During fiscal 2011 we repurchased and subsequently retired

6.4 million common shares for $205.0 million. On November 16, 2010, our Board of Directors authorized the repurchase of 10.0 million additional common shares. This authorization supplements the Company’s 2006 stock repurchase program.

Subsequent to January 31, 2011 and through April 1, 2011, we repurchased and retired 4.8 million common shares for approximately $148.7 million. This activity completes our 2006 repurchase program and leaves approximately 5.6 million shares available for repurchase under the 2010 program.

On September 21, 2009, we amended our renewed and amended line of credit facility (the “Line”) with Wells Fargo Bank N.A. (the “Bank”). This amendment added an additional borrower and certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100.0 million at our discretion. On May 27, 2010, we executed a fifth amendment to the Line increasing its credit limit to $80.0 million. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the fiscal year ended January 31, 2011, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $55.5 million as of January 31, 2011. The available credit, including the accordion feature, under the Line totaled approximately $44.5 million as of January 31, 2011. We are negotiating a renewal of the Line with the Bank. As part of these negotiations, we were granted an extension of all of the existing terms, covenants and conditions of the Line through April, 2011. We expect the renewal to satisfy our letter of credit needs through at least 2014.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. Accumulated cash and future cash from operations, as well as available credit under our line of credit facility, are expected to fund such obligations and commitments. The tables noted below present a summary of these obligations and commitments as of January 31, 2011:

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,280,955	$164,289	$480,931	$253,011	$382,724
Purchase orders (2)	278,079	278,079	—	—	—
Construction contracts (3)	18,004	18,004	—	—	—
Tax Contingencies (4)	798	798	—	—	—

Total contractual obligations	$1,577,836	$461,170	$480,931	$253,011	$382,724

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 26 locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these 26 locations was approximately $4,705 for fiscal 2011. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our best estimate of the future payments for these locations. Amounts noted above include commitments for 20 executed leases for stores not opened as of January 31, 2011.

(2)	Our merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.
(3)	Includes construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.
(4)	Tax contingencies include $798 that are classified as a current liability in the Company’s Consolidated Balance Sheets as of January 31, 2011. Tax contingencies in the table above do not show an existing liability of $10,580 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $10,580 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2011.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (1)	$51,397	$51,397	$—	$—	$—
Standby letters of credit	4,081	4,081	—	—	—

Total commercial commitments	$55,478	$55,478	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2011, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends fair value measurements and disclosures and aims to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update requires new disclosures for transfers in and out of Level 1 and Level 2 and the basis for such transfers. Also required are disclosures for activity in Level 3 including purchase, sale, issuance and settlement information. Lastly, it clarifies guidance regarding disaggregation and disclosure of information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. We have adopted the new disclosures and clarifications of existing disclosures as of February 1, 2010 which were effective for interim and annual reporting periods beginning after December 15, 2009. This adoption had no impact on our financial condition, results of operations or cash flows. We have not adopted the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. We do not expect this adoption to have an impact on our financial condition, results of operations or cash flows.

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

	Fiscal 2011 Quarter Ended (1)
	April 30, 2010	July 31, 2010	Oct. 31, 2010	Jan. 31, 2011
	(dollars in thousands, except per share data)
Net sales	$479,961	$552,159	$573,592	$668,390
Gross profit	200,786	234,781	235,993	265,060
Net income	52,957	71,657	73,106	75,238
Net income per common share—basic	0.31	0.42	0.44	0.46
Net income per common share—diluted	0.31	0.42	0.43	0.45

As a Percentage of Fiscal Year:
Net sales	21%	24%	25%	30%
Net income	19%	26%	27%	28%

	Fiscal 2010 Quarter Ended (1)
	April 30, 2009	July 31, 2009	Oct. 31, 2009	Jan. 31, 2010
	(dollars in thousands, except per share data)
Net sales	$384,796	$458,626	$505,900	$588,493
Gross profit	143,305	187,091	210,088	245,661
Net income	30,805	49,021	62,392	77,675
Net income per common share—basic	0.18	0.29	0.37	0.46
Net income per common share—diluted	0.18	0.29	0.36	0.45

As a Percentage of Fiscal Year:
Net sales	20%	24%	26%	30%
Net income	14%	22%	29%	35%

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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

The Company’s exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of January 31, 2011 the Company’s cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, tax-exempt municipal bonds rated “A” or better, corporate bonds rated “A” or better, federal government agencies, pre-refunded tax-exempt municipal bonds rated “A” or better, treasury bills, auction rate securities rated A or better, which bear interest at a variable rate and FDIC insured corporate bonds. We believe a 100 basis point change in interest rates would not have a material effect on the consolidated financial statements. This is due to the conservative nature of the Company’s investment portfolio and the fact that all securities, with the exception of ARS, mature in three years or less. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would normally not impact the fair market value of the related underlying instruments.

Approximately 3.6% of our cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. The Company’s ARS had an amortized cost of $33.3 million and a fair value of $29.5 million, as of January 31, 2011. As of January 31, 2011, all of the ARS held by the Company failed to liquidate at auction due to lack of market demand. As of January 31, 2010, the Company had $37.6 million of amortized cost and $33.5 million of fair value ARS. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until either a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $3.8 million and $4.1 million of temporary impairment charges on our ARS as of January 31, 2011 and January 31, 2010, respectively. To date, we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe it is not likely to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, the Company has classified all ARS as non-current assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2011.

The effectiveness of internal control over financial reporting as of January 31, 2011 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 42 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated April 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	63	Chairman of the Board of Directors and President
Glen T. Senk	54	Director and Chief Executive Officer
Eric Artz	43	Chief Financial Officer
Glen A. Bodzy	58	General Counsel and Secretary
Stephen Murray	50	Global President, Urban Outfitters Brand
Wendy B. McDevitt	46	Global Co-President, Anthropologie Brand
Wendy Wurtzburger	53	Global Co-President, Anthropologie Brand
Freeman M. Zausner	63	Chief Administrative Officer
Margaret Hayne	53	President, Free People Brand
Frank J. Conforti	35	Chief Accounting Officer
Scott A. Belair (2)(3)	63	Director
Harry S. Cherken, Jr. (1)	61	Director
Joel S. Lawson III (2)(3)	63	Director
Robert H. Strouse (1)(2)(3)	62	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne, president and director since 1976, co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since the Company’s incorporation in 1976. Margaret Hayne, President of Free People, is Mr. Hayne’s spouse. Mr. Hayne’s long tenure leading the Company as Chairman of the Board and President, in addition to his tenure as Chief Executive Officer until May 2007, makes him uniquely qualified to serve as a director. Mr. Hayne brings to the Board his leadership skills and Company and industry expertise.

Mr. Senk, a director since 2004, has served as Chief Executive Officer since May 2007, and prior to that, as President of Anthropologie, Inc. since April 1994. Mr. Senk was named Executive Vice President of Urban Outfitters, Inc. in May 2002, and assumed responsibility for the Company’s Free People brand in May 2003. Prior to joining the Company, Mr. Senk was Senior Vice President and General Merchandise Manager of Williams-Sonoma, Inc. and Chief Executive of the Habitat International Merchandise and Marketing Group in London, England. Mr. Senk began his retail career at Bloomingdale’s, where he served in a variety of roles including Managing Director of Bloomingdale’s By Mail. Mr. Senk serves as a member of the Boards of Directors for Tory Burch, Inc. and David Yurman, Inc. and previously served as a member of the Board of Directors for Bare Escentuals, Inc. Mr. Senk also serves on the board of a nonprofit organization. As the Company’s Chief Executive Officer, Mr. Senk brings his intimate knowledge of the Company’s business, operations, and retail industry to the Board of Directors. He also holds an MBA degree.

Mr. Artz was appointed as Chief Financial Officer of the Company on February 1, 2010. He previously served as Chief Financial Officer of VF Contemporary Brands for two years at VF Corporation. Mr. Artz also served as Chief Operating Officer and Chief Financial Officer of Seven For All Mankind, LLC from November 2006 through August 2007. Mr. Artz had been Vice President of Operations for VF Outdoor from June 2003 through October 2006, and since joining VF Corporation in 1992 served in several financial and operational positions for its divisions in the United States, Europe and Japan. Prior to joining VF Corporation, Mr. Artz, a Certified Public Accountant, worked for Ernst & Young in their audit department.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where has was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Murray joined the Company as Global President of the Urban Outfitters Brand, effective April 12, 2010. Mr. Murray, joined the Company from VF Corporation, where he served as President, VF Action Sports Coalition since February 2009, overseeing the Vans and Reef brands. Prior to assuming that role, Mr. Murray was President of VF’s Vans brand from 2004 to 2009. Mr. Murray had been the Chief Marketing Officer for Vans, Inc. from 2002 to 2004 and Senior Vice President, International from 1998 to 2002. Prior to joining Vans, Inc., Mr. Murray held various leadership roles in the U.S. and abroad for Reebok International, LTD from 1991 to 1998. Mr. Murray holds a B.A. in Business Studies from Middlesex University.

Ms. McDevitt, Global Co-President of the Anthropologie Brand, joined Urban Outfitters in November 1992 and has served within the URBN brands including Director of Administration for URBN, Director of Operations/Stores for Urban Outfitters Europe, Executive Director of Stores and Operations for Anthropologie and Chief Operating Officer for Anthropologie. Prior to joining the Company, Ms. McDevitt worked for Liz Claiborne Inc.

Ms. Wurtzburger, Global Co-President of the Anthropologie Brand, joined Urban Outfitters in 1998 and has served in a senior merchandising role at the Anthropologie brand, including as the Chief Merchandise Officer. Prior to joining the company, Ms. Wurtzburger held buying and merchandising roles with a variety of department and specialty stores including Abraham & Straus, Macy’s West and Mimi Maternity.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990. Mr. Zausner retired from the Company in 1996.

Margaret Hayne joined Urban Outfitters in August 1982. She is a 35 year veteran of the retail and wholesale industry and has served as President of the Free People Brand since March 2007. Margaret Hayne is Richard A. Hayne’s spouse.

Mr. Conforti joined Urban Outfitters in March 2007 as Director of Finance and SEC Reporting and was subsequently promoted to Controller and then Chief Accounting Officer, his current role. Prior to joining the Company, Mr. Conforti, a Certified Public Accountant, worked for AlliedBarton

Security Services, LLC for five years serving as Controller for three years. Mr. Conforti began his career at KPMG in 1998 where he held various audit roles.

Mr. Belair co-founded Urban Outfitters in 1970. He has served as Principal of The ZAC Group, a financial advisory firm, during the last eighteen years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc. (HCBK), and Hudson City Savings Bank, the nation’s largest S&L institution by market capitalization. He holds an MBA degree and has financial and investment expertise as a result of his significant experience as a CPA, financial advisor, and former chief financial officer in the financial services industry, including financial reporting expertise. As a co-founder of the Company, Mr. Belair has been involved with the Company from its inception, and accordingly has a comprehensive understanding of and perspective on its overall business and strategic direction.

Mr. Cherken has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm, and until January 2007 served as Co-Chair of its Real Estate Group. As a real estate lawyer with over 30 years experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with real estate transactions, including negotiating real estate transactions and leases on behalf of the Company. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not for profit institutions.

Mr. Lawson is an independent consultant and private investor. From November 2001 until November 2003, he also served as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly-owned subsidiary of FleetBoston Financial Corporation in March 2001. As the former Chief Executive Officer of an investment banking and corporate finance firm, Mr. Lawson has extensive experience in financial and investment matters, including financial reporting expertise. In addition, as the former Executive Director of a global organization of merger and acquisition advisory firms, he has specialized knowledge regarding mergers and acquisitions. He also holds an MBA degree and serves as a director of a non-profit entity.

Mr. Strouse serves as President of Wind River Holdings, L.P. Wind River oversees a diversified group of privately owned industrial and service businesses. Through his experience with this private investment company, Mr. Strouse brings to the Board of Directors experience in strategic planning, budgeting, talent recruitment and development, risk management, and corporate development activities. Mr. Strouse is also a former corporate lawyer whose practice, prior to 1998 when he joined Wind River, focused on mergers and acquisitions, corporate governance and SEC reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1†	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.2	First Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

10.3†	Second Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.4†	Third Amendment to the Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.5	Fifth Amended and Restated Note, dated May 27, 2010, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 8, 2010.

Exhibit Number	Description

10.6	Letter Agreement Extension of Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association as amended, dated December 1, 2010 is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2010.

10.7*	Letter Agreement Extension of Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wells Fargo Bank, N.A. as amended, dated March 9, 2011.

10.8+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2005.

10.9+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.10+	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 (file no. 333-84333) filed on August 3, 1999.

10.11+	2000 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

10.12+	2008 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008

10.13+	Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

10.14+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.15+	Form of 2004 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.16+	Form of 2004 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.17+	Form of 2004—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.18+	Form of 2004 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on December 10, 2010.

10.19+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.20+	Form of 2008 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

Exhibit Number	Description

10.21+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.22+	Form of 2008 Plan—Performance Stock Unit Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.23+	Form of 2008 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on December 10, 2010.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan
†	Confidential treatment has been requested with respect to portions of certain schedules and exhibits to this agreement pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted. A complete copy of this agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2011	By:	/s/ GLEN T. SENK
Glen T. Senk
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne	Chairman of the Board, President and Director	April 1, 2011

/s/ GLEN T. SENK Glen T. Senk (Principal Executive Officer)	Chief Executive Officer and Director	April 1, 2011

/s/ ERIC ARTZ Eric Artz (Principal Financial Officer)	Chief Financial Officer	April 1, 2011

/s/ FRANK J. CONFORTI Frank J. Conforti (Principal Accounting Officer)	Chief Accounting Officer	April 1, 2011

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 1, 2011

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 1, 2011

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 1, 2011

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 1, 2011

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2011

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$340,257	$159,024
Marketable securities	116,420	342,512
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $1,284, respectively	36,502	38,405
Inventories	229,561	186,130
Prepaid expenses and other current assets	66,886	67,865
Deferred taxes	14,351	12,277

Total current assets	803,977	806,213

Property and equipment, net	586,346	539,961
Marketable securities	351,988	243,445
Deferred income taxes and other assets	52,010	46,474

Total Assets	$1,794,321	$1,636,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,904	$78,041
Accrued compensation	20,212	21,913
Accrued expenses and other current liabilities	107,908	88,595

Total current liabilities	211,024	188,549
Deferred rent and other liabilities	171,749	150,769

Total Liabilities	382,773	339,318

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 164,413,427 and 168,558,371 issued and outstanding, respectively	17	17
Additional paid-in capital	27,603	184,620
Retained earnings	1,394,190	1,121,232
Accumulated other comprehensive loss	(10,262)	(9,094)

Total Shareholders’ Equity	1,411,548	1,296,775

Total Liabilities and Shareholders’ Equity	$1,794,321	$1,636,093

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2011	2010	2009
Net sales	$2,274,102	$1,937,815	$1,834,618
Cost of sales, including certain buying, distribution and occupancy costs	1,337,482	1,151,670	1,121,140

Gross profit	936,620	786,145	713,478
Selling, general and administrative expenses	522,417	447,161	414,043

Income from operations	414,203	338,984	299,435
Interest income	4,669	6,290	11,504
Other income	486	463	694
Other expenses	(2,150)	(1,331)	(2,143)

Income before income taxes	417,208	344,406	309,490
Income tax expense	144,250	124,513	110,126

Net income	$272,958	$219,893	$199,364

Net income per common share:
Basic	$1.64	$1.31	$1.20

Diluted	$1.60	$1.28	$1.17

Weighted average common shares outstanding:
Basic	166,896,322	168,053,502	166,793,062

Diluted	170,333,550	171,230,245	170,860,605

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Compre- hensive Income	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
		Number of Shares	Par Value
Balances as of February 1, 2008		166,104,615	$17	$144,204	$701,975	$7,235	$853,431
Net income	$199,364	—	—	—	199,364	—	199,364
Foreign currency translation	(19,866)	—	—	—	—	(19,866)	(19,866)
Unrealized losses on marketable securities, net of tax	(5,116)	—	—	—	—	(5,116)	(5,116)

Comprehensive income	$174,382

Share-based compensation		—	—	3,637	—	—	3,637
Stock options and awards		1,607,473	—	8,891	—	—	8,891
Tax effect of share exercises		—	—	13,434	—	—	13,434

Balances as of January 31, 2009		167,712,088	$17	$170,166	$901,339	$(17,747)	$1,053,775
Net income	$219,893	—	—	—	219,893	—	219,893
Foreign currency translation	7,173	—	—	—	—	7,173	7,173
Unrealized gains on marketable securities, net of tax	1,480	—	—	—	—	1,480	1,480

Comprehensive income	$228,546

Share-based compensation		—	—	4,766	—	—	4,766
Stock options and awards		846,283	—	3,250	—	—	3,250
Tax effect of share exercises		—	—	6,438	—	—	6,438

Balances as of January 31, 2010		168,558,371	$17	$184,620	$1,121,232	$(9,094)	$1,296,775
Net income	$272,958	—	—	—	272,958	—	272,958
Foreign currency translation	(429)	—	—	—	—	(429)	(429)
Unrealized losses on marketable securities, net of tax	(739)	—	—	—	—	(739)	(739)

Comprehensive income	$271,790

Share-based compensation		—	—	10,725	—	—	10,725
Stock options and awards		2,256,273	—	24,129	—	—	24,129
Tax effect of share exercises		—	—	12,847	—	—	12,847
Share Repurchases		(6,401,217)	—	(204,718)	—	—	(204,718)

Balances as of January 31, 2011		164,413,427	$17	$27,603	$1,394,190	$(10,262)	$1,411,548

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$272,958	$219,893	$199,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,105	92,350	81,949
Provision for deferred income taxes	(8,727)	2,161	(9,351)
Excess tax benefit on share-based compensation	(12,847)	(6,438)	(13,434)
Share-based compensation expense	10,725	4,766	3,637
Loss on disposition of property and equipment, net	119	339	61
Changes in assets and liabilities:
Receivables	1,835	(1,825)	(10,726)
Inventories	(43,372)	(15,544)	(272)
Prepaid expenses and other assets	14,825	(25,619)	9,210
Accounts payable, accrued expenses and other liabilities	48,492	55,311	(8,868)

Net cash provided by operating activities	385,113	325,394	251,570

Cash flows from investing activities:
Cash paid for property and equipment	(143,642)	(109,260)	(112,553)
Cash paid for marketable securities	(463,129)	(806,546)	(809,039)
Sales and maturities of marketable securities	571,236	421,040	864,685

Net cash used in investing activities	(35,535)	(494,766)	(56,907)

Cash flows from financing activities:
Exercise of stock options	24,129	3,250	8,891
Excess tax benefit from stock option exercises	12,847	6,438	13,434
Share repurchases	(204,718)	—	—

Net cash (used in) provided by financing activities	(167,742)	9,688	22,325

Effect of exchange rate changes on cash and cash equivalents	(603)	2,673	(6,224)

Increase (decrease) in cash and cash equivalents	181,233	(157,011)	210,764
Cash and cash equivalents at beginning of period	159,024	316,035	105,271

Cash and cash equivalents at end of period	$340,257	$159,024	$316,035

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$121,341	$137,490	$115,040

Non-cash investing activities—Accrued capital expenditures	$8,077	$12,960	$6,561

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, five catalogs and ten web sites. As of January 31, 2011 and 2010, the Company operated 372 and 327 stores, respectively. Stores located in the United States totaled 334 as of January 31, 2011 and 298 as of January 31, 2010. Operations in Europe and Canada included 24 stores and 14 stores as of January 31, 2011, respectively and 19 stores and 10 stores as of January 31, 2010, respectively. In addition, the Company’s wholesale segment sold and distributed apparel to approximately 1,400 better department and specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2011 ended on January 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Urban Outfitters, Inc. and all of its subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2011 and 2010, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Marketable Securities

The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as non-current have maturity dates greater than one year from the balance sheet date. Available for sale securities such as Auction Rate Securities (“ARS”) that fail at auction and do not liquidate under normal course are classified as non-current assets. Successful auctions would be classified as current assets. Marketable securities as of January 31, 2011 and 2010 were classified as available-for-sale.

Approximately 3.6% of the Company’s cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. The Company’s ARS had a fair value of $29.5 million as of January 31, 2011 and $33.5 million as of January 31, 2010. As of and subsequent to the end of the current fiscal year, all of the ARS held by the Company failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming illiquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, the Company has recorded $3.8 million and $4.1 million of temporary impairment on its ARS as of January 31, 2011 and January 31, 2010, respectively. To date the Company has collected all interest receivable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, the Company has classified all ARS as non-current assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

The Company also includes disclosure about its investments that are in an unrealized loss position for which other-than-temporary impairments have not been recognized.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2011, 2010 and 2009 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2011	$1,284	$2,397	$(2,666)	$1,015
Year ended January 31, 2010	$1,229	$1,791	$(1,736)	$1,284
Year ended January 31, 2009	$966	$4,375	$(4,112)	$1,229

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2011 and 2010 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s physical inventories, cycle counts and recent historical trends. The Company’s physical inventories for fiscal 2011 were performed as of June 2010 and January 2011. The Company’s estimates generally have been accurate and their reserve methods have been applied on a consistent basis. The Company expects the amount of their reserves to increase over time as they expand their store base and accordingly, related inventories.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no impairment of the Company’s long-lived assets as of January 31, 2011.

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

The Company classifies tenant improvement allowances in its Consolidated Financial Statements under deferred rent and amortizes them on a straight-line basis over the related lease period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at stores and through the Company’s direct-to-consumer channel is tendered by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its retail and direct-to-consumer channel is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its wholesale and landscape service accounts receivable, which management

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2011, 2010 and 2009 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2011	$9,912	$41,692	$(40,237)	$11,367
Year ended January 31, 2010	$7,547	$33,889	$(31,524)	$9,912
Year ended January 31, 2009	$6,776	$28,408	$(27,637)	$7,547

Cost of Sales, Including Certain Buying, Distribution and Occupancy Costs

Cost of sales, including certain buying, distribution and occupancy costs includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink provisions; store occupancy costs including rent and depreciation; customer shipping costs for direct-to-consumer orders; in-bound and outbound freight; U.S. Customs related taxes and duties; inventory acquisition and purchasing costs; warehousing and handling costs and other inventory acquisition related costs.

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

(in thousands, except share and per share data)

Shipping and Handling Fees and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing expenses which are composed of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our web sites. These costs are amortized over the period in which the customer responds to the marketing material determined based on historical customer response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog and related items are typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $3,323 and $3,238 as of January 31, 2011 and 2010, respectively. Advertising expenses were $58,336, $46,827 and $45,561 for fiscal 2011, 2010 and 2009, respectively.

Start-up Costs

The Company expenses all start-up and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2011, 2010 and 2009, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning and operating stages, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated United States federal income tax return (see Note 8 for a further discussion of income taxes).

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include the effect of stock options, stock appreciation rights, restricted shares and performance share units.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of two subsets—net income and accumulated other comprehensive income. Amounts included in accumulated other comprehensive income relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to indefinite investments in non-U.S. subsidiaries. Accumulated other comprehensive income consisted of foreign currency translation losses of $7,752 and $7,323 as of January 31, 2011 and January 31, 2010, respectively. Accumulated other comprehensive income included unrealized losses, net of tax, on marketable securities of $2,510 and $1,771 as of January 31, 2011 and January 31, 2010, respectively. Gross realized gains and losses are included in other income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income within shareholders’ equity. As of January 31, 2011, 2010 and 2009, foreign currency translation adjustments resulted in losses of $7,752, $7,323 and $14,496, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing in high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issue. The Company’s investment policy requires that the majority of its cash, cash equivalents and marketable securities are invested in federally insured or guaranteed investment vehicles such as federal government agencies, FDIC insured corporate bonds, irrevocable pre-refunded municipal bonds and United States treasury bills. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends fair value measurements and disclosures and aims to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update requires new disclosures for transfers in and out of Level 1 and Level 2 and the basis for such transfers. Also required are disclosures for activity in Level 3 including purchase, sale, issuance and settlement information. Lastly, it clarifies guidance regarding disaggregation and disclosure of information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. The Company has adopted the new disclosures and clarifications of existing disclosures as of February 1, 2010 which were effective for interim and annual reporting periods beginning after December 15, 2009. This adoption had no impact on the Company’s financial condition, results of operations or cash flows. The Company has not adopted the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company does not expect this adoption to have an impact on its financial condition, results of operations or cash flows.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2011 and 2010 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2011
Short-term Investments:
Municipal and pre-refunded municipal bonds	$42,996	$48	$(9)	$43,035
Federal government agencies	40,842	80	—	40,922
FDIC insured corporate bonds	23,489	66	—	23,555
Treasury bills	7,004	4	—	7,008
Variable rate demand notes	1,900	—	—	1,900

	116,231	198	(9)	116,420

Long-term Investments:
Municipal and pre-refunded municipal bonds	143,711	216	(558)	143,369
Corporate bonds	137,540	173	(154)	137,559
Federal government agencies	18,225	30	(2)	18,253
Treasury bills	23,311	34	—	23,345
Auction rate securities	33,250	—	(3,788)	29,462

	356,037	453	(4,502)	351,988

	$472,268	$651	$(4,511)	$468,408

As of January 31, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$120,778	$357	$(5)	$121,130
Federal government agencies	154,470	229	(24)	154,675
FDIC insured corporate bonds	22,219	186	—	22,405
Treasury bills	42,758	43	—	42,801
Equities	1,800	—	(299)	1,501

	342,025	815	(328)	342,512

Long-term Investments:
Municipal and pre-refunded municipal bonds	35,699	302	(29)	35,972
Federal government agencies	116,625	394	(111)	116,908
FDIC insured corporate bonds	32,652	263	—	32,915
Treasury bills	24,055	90	—	24,145
Auction rate securities	37,625	—	(4,120)	33,505

	246,656	1,049	(4,260)	243,445

	$588,681	$1,864	$(4,588)	$585,957

Proceeds from the sale and maturities of available-for-sale securities were $571,236, $421,040 and $864,685 in fiscal 2011, 2010 and 2009, respectively. The Company included in other income, a net realized loss of $30 during fiscal 2011, a net realized gain of $1,075 during fiscal 2010 and a net realized loss of $896 during fiscal 2009. Amortization of discounts and premiums, net, resulted in charges of $8,702, $6,204 and $2,444 for fiscal years 2011, 2010, and 2009, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2011 and January 31, 2010, respectively.

	January 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal and pre-refunded municipal bonds	103,090	(567)	—	—	103,090	(567)
Federal government agencies	1,397	(2)	—	—	1,397	(2)
FDIC insured corporate bonds	67,359	(154)	—	—	67,359	(154)
Auction rate securities	—	—	29,462	(3,788)	29,462	(3,788)

Total	171,846	(723)	29,462	(3,788)	201,308	(4,511)

	January 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal and pre-refunded municipal bonds	25,468	(34)	—	—	25,468	(34)
Federal government agencies	55,988	(135)	—	—	55,988	(135)
Equities	—	—	1,501	(299)	1,501	(299)
Auction rate securities	—	—	37,625	(4,120)	37,625	(4,120)

Total	81,456	(169)	39,126	(4,419)	120,582	(4,588)

As of January 31, 2011 and 2010, there were a total of 128 and 53 issued securities with unrealized loss positions within the Company’s portfolio, respectively. The total unrealized loss position due to write-downs of ARS held by the Company that have experienced auction failures as of January 31, 2011 and 2010 was $3,788 and $4,120, respectively. The Company deemed all of these securities as temporarily impaired. The unrealized loss positions were primarily due to auction failures of the ARS held and fluctuations in the market interest rates for remaining securities. The Company believes it has the ability to realize the full value of all of these investments upon maturity or redemption.

As of January 31, 2011, the par value of our ARS was $33,250 and the estimated fair value was $29,462. Our ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Fair Value of Financial Assets and Financial Liabilities

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$186,404	$—	$186,404
Federal government agencies	59,175	—	—	59,175
FDIC insured corporate bonds	23,555	—	—	23,555
Corporate bonds	137,559	—	—	137,559
Treasury bills	30,353	—	—	30,353
Auction rate securities	—	—	29,462	29,462
Variable rate demand notes	—	1,900	—	1,900

	$250,642	$188,304	$29,462	$468,408

	Marketable Securities Fair Value as of January 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$157,102	$—	$157,102
Federal government agencies	271,583	—	—	271,583
FDIC insured corporate bonds	55,320	—	—	55,320
Treasury bills	66,946	—	—	66,946
Auction rate securities	—	—	33,505	33,505
Equities	1,501	—	—	1,501

	$395,350	$157,102	$33,505	$585,957

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

Level 3 consists of financial instruments where there was no active market as of January 31, 2011 and 2010. As of January 31, 2011 and 2010 all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $3,788 and $4,120 as of January 31, 2011 and January 31, 2010, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represented approximately 3.6% and 4.5% of the Company’s total cash, cash equivalents and marketable securities as of January 31, 2011 and January 31, 2010, respectively.

Below is a reconciliation of the beginning and ending ARS securities balances that the Company valued using a Level 3 valuation for the fiscal years ended January 31, 2011 and 2010.

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010
Balance at beginning of period	$33,505	$38,742
Total gains (losses) realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	332	1,163
Purchases, issuances and settlements	(4,375)	(6,400)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$29,462	$33,505

Unrealized losses included in accumulated other comprehensive income related to assets still held at reporting date	$(3,788)	$(4,120)
Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

5. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2011	2010
Land	$2,387	$2,387
Buildings	117,982	96,617
Furniture and fixtures	273,621	242,123
Leasehold improvements	606,020	552,095
Other operating equipment	81,856	63,605
Construction-in-progress	29,295	19,869

	1,111,161	976,696
Accumulated depreciation	(524,815)	(436,735)

Total	$586,346	$539,961

Depreciation expense for property and equipment for fiscal years ended 2011, 2010 and 2009 was $92,403, $86,146 and $79,505, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2011	2010
Accrued rents and estimated property taxes	$9,329	$10,598
Gift certificates and merchandise credits	30,866	25,161
Accrued construction	8,103	13,046
Accrued income taxes	22,466	5,216
Accrued sales taxes	7,780	5,373
Accrued payroll taxes	3,980	5,901
Sales return reserve	11,367	9,912
Other current liabilities	14,017	13,388

Total	$107,908	$88,595

7. Line of Credit Facility

On September 21, 2009, the Company amended its renewed and amended line of credit facility (the “Line”) with Wells Fargo Bank N.A. (the “Bank”). This amendment added an additional borrower and certain additional guarantors. The Line is a three-year revolving credit facility with an accordion feature allowing an increase in available credit up to $100,000 at the Company’s discretion. On May 27, 2010, the Company executed a fifth amendment to the Line increasing its credit limit to

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

$80,000. Cash advances bear interest at LIBOR plus 0.50% to 1.60% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and covenants such as fixed charge coverage and adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of January 31, 2011, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $55,478 and $36,281 as of January 31, 2011 and January 31, 2010, respectively. The available credit, including the accordion feature under the Line was $44,522 and $63,719 as of January 31, 2011 and January 31, 2010, respectively. The Company is negotiating a renewal of the Line with the Bank. As part of these negotiations, the Company was granted an extension of all of the existing terms, covenants and conditions of the Line through April, 2011. The Company expects that such renewal will satisfy its letter of credit needs through at least 2014.

8. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
Domestic	$374,777	$333,824	$297,747
Foreign	42,431	10,582	11,743

	$417,208	$344,406	$309,490

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
Current:
Federal	$127,390	$107,350	$103,907
State	19,492	13,216	15,037
Foreign	6,095	1,786	533

	152,977	122,352	119,477

Deferred:
Federal	(6,698)	2,960	(7,917)
State	(1,906)	(365)	(462)
Foreign	(123)	(434)	(972)

	(8,727)	2,161	(9,351)

	$144,250	$124,513	$110,126

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2011	2010	2009
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	2.3	2.6
Foreign taxes	(2.1)	(0.6)	(1.5)
Federal rehabilitation tax credits	(0.8)	—	—
Other	(0.7)	(0.5)	(0.5)

Effective tax rate	34.6%	36.2%	35.6%

The significant components of deferred tax assets and liabilities as of January 31, 2011 and 2010 are as follows:

	January 31,
	2011	2010
Deferred tax liabilities:
Prepaid expenses	$(1,551)	$(815)
Depreciation	(15,922)	(32,181)

Gross deferred tax liabilities	(17,473)	(32,996)

Deferred tax assets:
Deferred rent	43,005	54,563
Inventories	5,434	5,575
Accounts receivable	747	772
Net operating loss carryforwards	5,123	4,795
Tax uncertainties	4,433	4,594
Accrued salaries and benefits, and other	13,496	8,549

Gross deferred tax assets, before valuation allowances	72,238	78,848

Valuation allowances	(2,622)	(2,196)

Net deferred tax assets	$52,143	$43,656

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2011 and 2010, respectively, $37,170 and $29,655 were attributable to U.S. federal, $13,546 and $11,632 were attributed to state jurisdictions and $1,427 and $2,369 were attributed to foreign jurisdictions.

As of January 31, 2011, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $6,965 that do not expire and certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $14,111 that expire from 2016 through 2031. At January 31, 2011, the Company had a

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

full valuation allowance for certain foreign and state net operating loss carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2011 and 2010, the non-current portion of net deferred tax assets aggregated $37,789 and $31,379, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $68,415 as of January 31, 2011. These earnings are deemed to be permanently re-invested to finance growth programs.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
	2011	2010	2009
Balance at the beginning of the period	$7,532	$7,509	$7,805
Increases in tax positions for prior years	43	948	24
Decreases in tax positions for prior years	(592)	(116)	(380)
Increases in tax positions for current year	1,000	1,894	838
Settlements	(40)	(924)	(554)
Lapse in statute of limitations	(185)	(1,779)	(224)

Balance at the end of the period	$7,758	$7,532	$7,509

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $6,677 and $6,039 at January 31, 2011 and 2010 respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2011, 2010 and 2009, the Company recognized a benefit of $437, $427 and $985 in interest and penalties. The Company had $3,620 and $3,182 for the payment of interest and penalties accrued at January 31, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In January 2010, the Company received an examination report from the IRS setting forth proposed adjustments to the Company’s U.S. income tax returns for the periods ended January 31, 2005 through 2008. The Company has submitted an appeal with respect to certain of the proposed adjustments. The timing for resolving such appeal to the IRS is uncertain. The Company is not subject to U.S. federal tax examinations for years before fiscal 2005. State and foreign jurisdictions that remain subject to examination range from fiscal 2002 to 2010 with few exceptions. It is possible that any state or foreign examination may be resolved within twelve months. Due to the potential for resolution of Federal appeals and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3,411.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

9. Share-Based Compensation

The Company’s 2008 and 2004 Stock Incentive Plans each authorize up to 10,000,000 common shares, which can be granted as restricted shares, unrestricted shares, incentive stock options, nonqualified stock options, performance share units (“PSU’s”) or as stock appreciation rights (“SAR’s”). Awards under these plans generally expire seven or ten years from the date of grant or thirty days after termination of employment, six months after the date of death or termination due to disability of the grantee. As of January 31, 2011 there were 9,251,200 and 583,100 common shares available to grant under the 2008 and 2004 Stock Incentive Plans, respectively.

A Lattice Binomial pricing model (“Model”) was used to estimate the fair value of stock options and SAR’s. The Model allows for assumptions such as the risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the award is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. The expected volatility is based on a weighted average of the implied volatility and the Company’s most recent historical volatility.

Based on the Company’s historical experience, it has assumed an annualized forfeiture rate of 5% for its non-vested stock options and SAR’s granted during the fiscal years ended January 31, 2011 and 2010. For stock options granted in previous years that remain non-vested, an annualized forfeiture rate of 2% has been assumed. The Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Stock based compensation expense, included in the Consolidated Statements of Income, for the fiscal years ended January 31, 2011, 2010 and 2009 was as follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
	(In thousands)
Stock Options	$4,331	$2,975	$2,481
Stock Appreciation Rights	463	—	—
Performance Share Units	5,929	1,349	—
Restricted Shares	2	442	1,156

Total	$10,725	$4,766	$3,637

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Stock Options

The Company grants stock options which generally vest over a period of three or five years. Stock options become exercisable over the vesting period in installments determined by the administrator, which can vary depending upon each individual grant. Stock options granted to non-employee directors generally vest over a period of one year. The following assumptions were used in the Model to estimate the fair value of stock options at the date of grant:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Expected life, in years	4.3	4.2	4.3
Risk-free interest rate	1.8%	2.0%	2.5%
Volatility	49.9%	51.4%	41.4%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity:

	Fiscal Year Ended January 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	10,642,767	$21.01
Granted	452,500	38.09
Exercised	(2,209,834)	10.92
Forfeited / Cancelled	(489,199)	23.60
Expired	(65,551)	32.04

Awards outstanding at end of year	8,330,683	24.31	4.3	$84,443
Awards outstanding expected to vest	8,130,747	24.31	4.3	$82,416

Awards exercisable at end of year	6,854,134	22.06	4.0	$81,901

The following table summarizes other information related to stock options during the years ended January 31, 2011, 2010 and 2009:

	Fiscal Year Ended January 31,
	2011	2010	2009
	(In thousands, except per share data)
Weighted-average grant date fair value—per share	$12.07	$8.35	$10.56
Intrinsic value of awards exercised	$55,100	$16,613	$41,622
Net cash proceeds from the exercise of stock options	$24,129	$3,250	$8,891
Actual income tax benefit realized from stock option exercises	$12,847	$6,390	$13,434

The Company recognized tax benefits, related to stock options of $1,336, $1,034 and $851, in the accompanying Consolidated Statements of Income for the fiscal years ended January 31, 2011, 2010

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and 2009, respectively. Total compensation cost of stock options granted but not yet vested, as of January 31, 2011, was $11,971, which is expected to be recognized over the weighted average period of 2.16 years.

The following table summarizes information concerning outstanding and exercisable stock options as of January 31, 2011:

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 0.00 - $ 3.96	182,900	0.7	$1.86	182,900	$1.86
$ 3.97 - $ 7.92	668,300	2.4	4.70	668,300	4.70
$11.87 - $15.83	2,193,950	3.4	14.36	2,193,950	14.36
$15.84 - $19.79	167,500	5.2	19.03	86,667	19.73
$19.80 - $23.75	142,333	5.1	22.08	116,667	22.09
$23.76 - $27.71	502,000	4.6	25.61	472,000	25.65
$27.72 - $31.66	2,722,050	4.9	31.07	2,691,550	31.07
$31.67 - $35.62	552,100	5.6	32.84	97,840	32.71
$35.63 - $39.58	1,199,550	5.0	38.02	344,260	37.51

	8,330,683	4.3	24.31	6,854,134	22.05

Stock Appreciation Rights

The Company granted SAR’s during fiscal 2011. There were no SAR’s issued or outstanding during fiscal 2010 or 2009. These SAR’s generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. As of January 31, 2011, none of these SAR’s had vested. The following assumptions were used in the Model to estimate the fair value of stock options at the date of grant:

Fiscal 2011
Expected life, in years	5.3
Risk-free interest rate	1.6%
Volatility	47.9%
Dividend rate	—

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s SAR activity:

	Fiscal Year Ended January 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	—	$—
Granted	495,100	32.84
Exercised	—	—
Forfeited / Cancelled	(6,300)	32.80
Expired	—	—

Awards outstanding at end of year	488,800	32.84	7.6	$491
Awards outstanding expected to vest	464,360	32.84	7.6	$466

Awards exercisable at end of year	—	—	—	$—

Weighted average grant date fair value — per share	$12.57

Total compensation cost of SARs granted, but not yet vested as of January 31, 2011 was $5,374, which is expected to be recognized over the weighted average period of 4.6 years.

Performance Share Units

The Company grants PSU’s which vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s are determined using a Monte Carlo simulation. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these criteria are not met, the awards are forfeited. Each PSU is equal to one share of common stock with varying maximum award value limitations. PSU’s typically vest over a two to seven year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2011:

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at beginning of year	1,139,116	$24.16
Granted	400,300	24.03
Vested	(46,439)	16.44
Forfeited / Cancelled	(51,611)	20.99

Non-vested awards outstanding at end of year	1,441,366	24.57

The aggregate grant date fair value of PSU’s granted during fiscal 2011, 2010 and 2009 was $9,621, $26,932 and $1,238, respectively. The aggregate grant date fair value of PSU’s vested during fiscal 2011 was $1,060. No PSU’s vested during fiscal 2010 or 2009. Total unrecognized compensation cost related to non-vested PSU’s as of January 31, 2011 was $29,115 which is expected to be recognized over a weighted average period of 4.8 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Restricted Shares

For the fiscal year ended January 31, 2011, the Company granted 1,000 restricted shares which vest over a period of three years. There were no restricted shares issued during the fiscal years ended January 31, 2010 and 2009. The fair value of the restricted shares was $36.64 which was based on the closing price of the Company’s common shares at the date of grant. As of January 31, 2011, all grants of restricted shares remain unvested and total unrecognized compensation cost for non-vested restricted shares granted as of January 31, 2011 was $35, which is expected to be recognized over the weighted average period of 2.8 years.

10. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2011	2010	2009
Basic weighted average shares outstanding	166,896,322	168,053,502	166,793,062
Effect of dilutive options, non-vested shares and stock appreciation rights	3,437,228	3,176,743	4,067,543

Diluted weighted average shares outstanding	170,333,550	171,230,245	170,860,605

For the fiscal years ended January 31, 2011, 2010 and 2009, options to purchase 1,324,238 shares ranging in price from $32.89 to $39.58, options to purchase 4,331,650 shares ranging in price from $16.58 to $37.51 and options to purchase 3,351,338 shares ranging in price from $16.58 to $37.51, were excluded from the calculation of diluted net income per common share for the respective fiscal years because the effect was anti-dilutive.

11. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2012	$164,289
2013	166,290
2014	160,899
2015	153,742
2016	137,211
Thereafter	498,524

Total minimum lease payments	$1,280,955

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Amounts noted above include commitments for 20 executed leases for stores not opened as of January 31, 2011. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2011	2010	2009
Minimum and percentage rentals	$143,919	$125,651	$112,907
Contingent rentals	5,836	3,327	1,993

Total	$149,755	$128,978	$114,900

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $278,079. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until merchandise shipping date. The Company also has commitments related to contracts with construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $18,004.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after six months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $1,308, $1,171 and $1,090 for fiscal years 2011, 2010 and 2009, respectively.

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2011, 2010 and 2009 were $2,707, $1,732 and $2,670, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Fees due to DBR for the fiscal years ended January 31, 2011, 2010 and 2009 were approximately $251, $251 and $442, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2011, 2010 and 2009. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the president and the sole shareholder of The McDevitt Company and brother-in-law of Scott Belair, one of the Company’s directors. There were no amounts due to The McDevitt Company as of January 31, 2011 and January 31, 2010. Mr. McDevitt’s wife, Wendy B. McDevitt, is an executive officer of the Company, serving as Global Co-President of the Anthropologie Brand.

The Addis Group (“Addis”), an insurance brokerage company, acted as the Company’s commercial insurance broker for the years ended January 31, 2011, 2010 and 2009. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions, to serve as risk manager under one line of coverage. Scott Addis is the President of The Addis Group and the brother-in-law of Richard A. Hayne, Chairman of the Board of Directors and President of the Company. There were no amounts due to or from Addis as of January 31, 2011 and January 31, 2010.

13. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale”. The Company’s Retail segment consists of the aggregation of its five brands operating through 372 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People”, “Terrain” and “Leifsdottir” and includes their direct marketing campaigns which consist of five catalogs and nine web sites as of January 31, 2011. Our Retail stores and their direct marketing campaigns are considered an operating segment. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the years ended January 31, 2011, 2010 and 2009. The remainder is derived from the Company’s Wholesale segment that manufactures and distributes apparel to the retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the retail and wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2011	2010	2009
Net sales
Retail operations	$2,153,792	$1,833,733	$1,724,558
Wholesale operations	124,768	109,269	120,364
Intersegment elimination	(4,458)	(5,187)	(10,304)

Total net sales	$2,274,102	$1,937,815	$1,834,618

Income from operations
Retail operations	$418,403	$338,114	$297,572
Wholesale operations	23,372	22,164	28,170
Intersegment elimination	(389)	(202)	(11,209)

Total segment operating income	441,386	360,076	314,533
General corporate expenses	(27,183)	(21,092)	(15,098)

Total income from operations	$414,203	$338,984	$299,435

Depreciation expense for property and equipment
Retail operations	$91,267	$85,077	$78,892
Wholesale operations	1,136	1,069	613

Total depreciation expense for property and equipment	$92,403	$86,146	$79,505

Inventories
Retail operations	$213,420	$178,567
Wholesale operations	16,141	7,563

Total inventories	$229,561	$186,130

Property and equipment, net
Retail operations	$582,241	$535,248
Wholesale operations	4,105	4,713

Total property and equipment, net	$586,346	$539,961

Cash paid for property and equipment
Retail operations	$142,791	$107,941	$111,658
Wholesale operations	851	1,319	895

Total cash paid for property and equipment	$143,642	$109,260	$112,553

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2011	2010	2009
Net sales
Domestic operations	$2,027,074	$1,752,787	$1,663,616
Foreign operations	247,028	185,028	171,002

Total net sales	$2,274,102	$1,937,815	$1,834,618

Property and equipment, net
Domestic operations	$497,521	$470,401
Foreign operations	88,825	69,560

Total property and equipment, net	$586,346	$539,961

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

14. Subsequent Events

Subsequent to January 31, 2011 and through April 1, 2011, the Company has repurchased and retired 4,824,869 common shares for approximately $148,675, which includes commissions, at an average price of $30.81 per share. These repurchases complete the Company’s 2006 stock repurchase program and leaves 5,666,684 shares available for repurchase under the 2010 program which was approved on November 16, 2010.