Form 10-Q
period 2011-04-30
URBAN OUTFITTERS INC
filed 2011-06-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

Common stock, $0.0001 par value—159,690,475 shares outstanding on June 6, 2011.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2011	January 31, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$243,939	$340,257	$259,348
Marketable securities	68,688	116,420	323,910
Accounts receivable, net of allowance for doubtful accounts of $1,078, $1,015 and $1,220, respectively	46,539	36,502	35,448
Inventories	264,278	229,561	221,984
Prepaid expenses, deferred taxes and other current assets	77,846	81,237	79,840

Total current assets	701,290	803,977	920,530
Property and equipment, net	601,249	586,346	548,575
Marketable securities	333,946	351,988	189,467
Deferred income taxes and other assets	57,774	52,010	49,606

Total Assets	$1,694,259	$1,794,321	$1,708,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$109,444	$82,904	$100,439
Accrued expenses, accrued compensation and other current liabilities	102,562	128,120	96,738

Total current liabilities	212,006	211,024	197,177

Deferred rent and other liabilities	169,773	171,749	150,855

Total Liabilities	381,779	382,773	348,032

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 159,667,925, 164,413,427 and 169,376,345 shares issued and outstanding, respectively	16	17	17
Additional paid-in-capital	—	27,603	198,702
Retained earnings	1,317,036	1,394,190	1,174,189
Accumulated other comprehensive loss	(4,572)	(10,262)	(12,762)

Total Shareholders’ Equity	1,312,480	1,411,548	1,360,146

Total Liabilities and Shareholders’ Equity	$1,694,259	$1,794,321	$1,708,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2011	2010
Net sales	$524,019	$479,961
Cost of sales, including certain buying, distribution and occupancy costs	330,654	279,175

Gross profit	193,365	200,786
Selling, general and administrative expenses	134,529	118,575

Income from operations	58,836	82,211
Other income, net	1,365	423

Income before income taxes	60,201	82,634
Income tax expense	21,577	29,677

Net income	$38,624	$52,957

Net income per common share:
Basic	$0.24	$0.31

Diluted	$0.23	$0.31

Weighted average common shares outstanding:
Basic	162,407,330	168,852,072

Diluted	165,293,594	172,819,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net income	$38,624	$52,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,551	24,347
Provision for deferred income taxes	(4,246)	(1,649)
Excess tax benefit on share-based compensation	(361)	(7,673)
Share-based compensation expense	2,579	2,200
Loss (gain) on disposition of property and equipment, net	626	(28)
Changes in assets and liabilities:
Receivables	(9,915)	3,162
Inventories	(33,802)	(36,344)
Prepaid expenses and other assets	2,312	6,301
Payables, accrued expenses and other liabilities	(2,328)	8,758

Net cash provided by operating activities	20,040	52,031

Cash flows from investing activities:
Cash paid for property and equipment	(35,738)	(32,351)
Cash paid for marketable securities	(51,119)	(46,299)
Sales and maturities of marketable securities	115,442	116,392

Net cash provided by investing activities	28,585	37,742

Cash flows from financing activities:
Exercise of stock options	2,353	4,209
Excess tax benefits from stock option exercises	361	7,673
Share repurchases	(148,674)	—

Net cash (used in) provided by financing activities	(145,960)	11,882

Effect of exchange rate changes on cash and cash equivalents	1,017	(1,331)

(Decrease) increase in cash and cash equivalents	(96,318)	100,324
Cash and cash equivalents at beginning of period	340,257	159,024

Cash and cash equivalents at end of period	$243,939	$259,348

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$46,990	$34,282

Non-cash investing activities—Accrued capital expenditures	$8,281	$13,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the United States Securities and Exchange Commission on April 1, 2011.

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2012 will end on January 31, 2012.

2. Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued an accounting standards update that amended fair value measurements and disclosures and aimed to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update required new disclosures for transfers in and out of Level 1 and Level 2 and the basis for such transfers. Also required are disclosures for activity in Level 3, including purchase, sale, issuance and settlement information. Lastly, it clarified guidance regarding disaggregation and disclosure of information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories.

We adopted the provisions of this accounting standards update effective February 1, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to Level 3 measurements, which we adopted February 1, 2011. This adoption had no impact on our financial condition, results of operations or cash flows.

3. Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended April 30,
	2011	2010
Net income	$38,624	$52,957
Foreign currency translation	4,817	(3,418)
Unrealized gains (losses) on marketable securities, net of tax	873	(250)

Comprehensive income	$44,314	$49,289

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

4. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2011, January 31, 2011 and April 30, 2010 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2011
Short-term Investments:
Corporate bonds	$5,377	$18	$—	$5,395
Municipal and pre-refunded municipal bonds	36,498	24	(30)	$36,492
Federal government agencies	16,284	17	—	16,301
FDIC insured corporate bonds	10,478	22	—	10,500

	68,637	81	(30)	68,688

Long-term Investments:
Corporate bonds	132,937	513	(46)	133,404
Municipal and pre-refunded municipal bonds	96,748	367	(269)	96,846
Federal government agencies	55,122	205	—	55,327
Auction rate securities	30,150	—	(3,434)	26,716
Treasury bills	19,661	92	—	19,753
Variable rate demand notes	1,900	—	—	1,900

	336,518	1,177	(3,749)	333,946

	$405,155	$1,258	$(3,779)	$402,634

As of January 31, 2011
Short-term Investments:
Municipal and pre-refunded municipal bonds	$42,996	$48	$(9)	$43,035
Federal government agencies	40,842	80	—	40,922
Treasury bills	7,004	4	—	7,008
Variable rate demand notes	1,900	—	—	1,900
FDIC insured corporate bonds	23,489	66	—	23,555

	116,231	198	(9)	116,420

Long-term Investments:
Corporate bonds	137,540	173	(154)	137,559
Municipal and pre-refunded municipal bonds	143,711	216	(558)	143,369
Federal government agencies	18,225	30	(2)	18,253
Auction rate securities	33,250	—	(3,788)	29,462
Treasury bills	23,311	34	—	23,345

	356,037	453	(4,502)	351,988

	$472,268	$651	$(4,511)	$468,408

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$111,075	$178	$(24)	$111,229
Federal government agencies	127,336	212	(15)	127,533
Treasury bills	49,711	26	—	49,737
FDIC insured corporate bonds	35,211	200	—	35,411

	323,333	616	(39)	323,910

Long-term Investments:
Municipal and pre-refunded municipal bonds	40,163	234	(46)	40,351
Federal government agencies	99,828	201	(45)	99,984
Auction rate securities	37,625	—	(4,120)	33,505
FDIC insured corporate bonds	15,537	90	—	15,627

	193,153	525	(4,211)	189,467

	$516,486	$1,141	$(4,250)	$513,377

Proceeds from the sale and maturities of available-for-sale securities were $115,442 and $116,392 for the three months ended April 30, 2011 and 2010, respectively. The Company included in other income net realized gains of $28 and net realized losses of $100 for the three months ended April 30, 2011 and April 30, 2010, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,322 and $2,237 for the three months ended April 30, 2011 and April 30, 2010, respectively.

As of April 30, 2011, the par value of the Company’s auction rate securities (“ARS”) was $30,150 and the estimated fair value was $26,716. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, the Company has collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their full recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

The Company recognizes transfers between levels at the end of each reporting period. As of April 30, 2011 and April 30, 2010 there were no transfers of assets between levels. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of April 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$138,799	$—	$—	$138,799
Municipal and pre-refunded municipal bonds	—	133,338	—	133,338
Federal government agencies	71,628	—	—	71,628
Auction rate securities	—	—	26,716	26,716
Treasury bills	19,753	—	—	19,753
FDIC insured corporate bonds	10,500	—	—	10,500
Variable demand notes	—	1,900	—	1,900

	$240,680	$135,238	$26,716	$402,634

	Marketable Securities Fair Value as of January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$137,559	$—	$—	$137,559
Municipal and pre-refunded municipal bonds	—	186,404	—	186,404
Federal government agencies	59,175	—	—	59,175
Auction rate securities	—	—	29,462	29,462
Treasury bills	30,353	—	—	30,353
FDIC insured corporate bonds	23,555	—	—	23,555
Variable demand notes	—	1,900	—	1,900

	$250,642	$188,304	$29,462	$468,408

	Marketable Securities Fair Value as of April 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$151,580	$—	$151,580
Federal government agencies	227,517	—	—	227,517
Auction rate securities	—	—	33,505	33,505
Treasury bills	49,737	—	—	49,737
FDIC insured corporate bonds	51,038	—	—	51,038

	$328,292	$151,580	$33,505	$513,377

As of April 30, 2011, all of the Company’s Level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality,

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $3,434, $3,788, and $4,120 as of April 30, 2011, January 31, 2011 and April 30, 2010, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represented approximately 4.1% of the Company’s total cash, cash equivalents and marketable securities as of April 30, 2011.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended April 30, 2011	Fiscal Year Ended January 31, 2011	Three Months Ended April 30, 2010
Balance at beginning of period	$29,462	$33,505	$33,505
Total gains (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	354	332	—
Purchases, issuances and settlements	(3,100)	(4,375)	—
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$26,716	$29,462	$33,505

Unrealized losses included in accumulated other comprehensive income related to assets still held at reporting date	$(3,434)	$(3,788)	$(4,120)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

6. Line of Credit Facility

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the three months ended April 30, 2011, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $62,365 as of April 30, 2011. The available credit, including the accordion feature, under the Line was $112,635 as of April 30, 2011.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, nonqualified stock options, restricted stock units, performance share units (“PSU’s”) or as stock appreciation rights (“SAR’s”). A Lattice Binomial pricing model was used to estimate the fair value of stock options and SAR’s. The fair value of the PSU’s are determined using a Monte Carlo simulation.

Share-based compensation expense included in the Condensed Consolidated Statements of Income for the three months ended April 30, 2011 and 2010 was as follows:

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010
Stock Options	$819	$996
Stock Appreciation Rights	257	—
Performance Share Units	1,500	1,204
Restricted Shares	3	—

Total	$2,579	$2,200

The Company recognized tax benefits related to stock options of $241 and $276 in its Condensed Consolidated Statements of Income for the three months ended April 30, 2011 and 2010, respectively.

The Company did not grant any share-based awards during the three months ended April 30, 2011. The Company granted 105,000 stock option awards, with a weighted average fair value of $11.14, during the three months ended April 30, 2010.

The total unrecognized compensation cost and the weighted average period in which the cost is expected to be recognized as of April 30, 2011 is as follows:

	April 30, 2011
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$10,382	3.1
Stock Appreciation Rights	4,924	4.4
Performance Share Units	27,237	4.5
Restricted Shares	31	2.6

Total	$42,574	4.2

8. Shareholders’ Equity

On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program. The program authorized the Company to repurchase of up to 8,000,000 common shares. On November 16, 2010, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 additional common shares. This authorization supplements the Company’s 2006 stock repurchase program.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

The Company repurchased and subsequently retired 4,824,869 common shares at a total cost of $148,674 during the three months ended April 30, 2011. The average cost per share of the repurchases was $30.81, including commissions. The Company did not repurchase any shares during the three months ended April 30, 2010. The repurchases completed the Company’s 2006 share repurchase program and reduced the 2010 repurchase program by 4,333,316 shares. As of April 30, 2011, a total of 5,666,684 shares remain available under the 2010 repurchase program.

As a result of the share repurchase noted above, the Company reduced the balance of additional paid-in-capital to zero which required subsequent share repurchases to be recorded as a reduction of retained earnings. During the three months ended April 30, 2011, the Company reduced retained earnings by $115,778 related to these share repurchases.

9. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2011	2010
Basic weighted average shares outstanding	162,407,330	168,852,072
Effect of dilutive stock options, non-vested shares and stock appreciation rights	2,886,264	3,966,965

Diluted weighted average shares outstanding	165,293,594	172,819,037

For the three months ended April 30, 2011 and 2010, options to purchase 1,333,550 common shares with an exercise price range of $35.01 to $39.58 and options to purchase 932,150 common shares with an exercise price range of $30.93 to $37.51, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 382 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “BHLDN “ and “Terrain” and includes its direct marketing campaigns, which consisted of five catalogs and nine web sites as of April 30, 2011. The Company operates its retail stores and its direct marketing campaigns as a single operating segment. Net sales from the Retail segment accounted for approximately 94% and 95% of total consolidated net sales for the three months ended April 30, 2011 and April 30, 2010, respectively. The remainder is derived from the Company’s Wholesale segment, which manufactures and distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide through its Free People brand.

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

The accounting policies of the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. Both the Retail and Wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	April 30, 2011	January 31, 2011	April 30, 2010
Inventories
Retail operations	$251,935	$213,420	$214,760
Wholesale operations	12,343	16,141	7,224

Total inventories	$264,278	$229,561	$221,984

Property and equipment, net
Retail operations	$597,600	$582,241	$543,923
Wholesale operations	3,649	4,105	4,652

Total property and equipment, net	$601,249	$586,346	$548,575

	Three Months Ended April 30,
	2011	2010
Net sales
Retail operations	$493,462	$454,808
Wholesale operations	31,583	25,970
Intersegment elimination	(1,026)	(817)

Total net sales	$524,019	$479,961

Income from operations
Retail operations	$62,968	$83,858
Wholesale operations	2,958	5,163
Intersegment elimination	(71)	(65)

Total segment operating income	65,855	88,956
General corporate expenses	(7,018)	(6,745)

Total income from operations	$58,836	$82,211

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2011	January 31, 2011	April 30, 2010
Property and equipment, net
Domestic operations	$499,025	$497,521	$482,241
Foreign operations	102,224	88,825	66,334

Total property and equipment, net	$601,249	$586,346	$548,575

	Three Months Ended April 30,
	2011	2010
Net sales
Domestic operations	$466,851	$433,985
Foreign operations	57,168	45,976

Total net sales	$524,019	$479,961

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments, changes in accounting standards and subjective assumptions, regulatory changes and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2011, filed on April 1, 2011. We disclaim any intent or obligation to update forward looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments, a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People, BHLDN and Terrain brands, whose merchandise is sold directly to our customers through our stores, catalogs, call centers and web sites. Our wholesale apparel segment consists of our Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2012 will end on January 31, 2012.

Our historical and long-term goal is to achieve a net sales compounded annual growth rate of 20% or better through a combination of opening new stores, growing comparable store sales, continuing the growth of our direct-to-consumer and wholesale operations and introducing new concepts.

Retail Stores

As of April 30, 2011, we operated 178 Urban Outfitters stores of which 146 were located in the United States, 10 were located in Canada and 22 were located in Europe. For the three months ended April 30, 2011, we opened two new Urban Outfitters stores, both of which were located within the United States. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 31.3% and 5.3% of consolidated net sales, respectively, for the three months ended April 30, 2011, compared to 31.3% and 5.1%, respectively, for the comparable period in fiscal 2011.

As of April 30, 2011, we operated 156 Anthropologie stores of which 150 were located in the United States, 4 were located in Canada and 2 were located in Europe. During the three months ended April 30, 2011, we opened three new Anthropologie stores, all of which were located within the United States. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 34.3% of consolidated net sales for the three months ended April 30, 2011, compared to 37.3% for the comparable period in fiscal 2011. Anthropologie’s European stores accounted for less than 1% of total consolidated net sales for each of the three months ended April 30, 2011 and April 30, 2010.

As of April 30, 2011, we operated 47 Free People stores, all of which were located in the United States. During the three months ended April 30, 2011 we opened five new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, shoes, accessories and gifts. We plan to open additional stores over the next several years. Free People’s retail store net sales accounted for 2.5% of consolidated net sales for the three months ended April 30, 2011, compared to 2.1% for the comparable period in fiscal 2011.

As of April 30, 2011, we operated one Terrain store which was located in Glen Mills, Pennsylvania. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. We will continue to evaluate locations for future Terrain garden centers during fiscal 2012. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the three months ended April 30, 2011 and April 30, 2010.

For all brands combined, we plan to open approximately 50 to 55 new stores during fiscal 2012, including one BHLDN store and approximately 14 Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended April 30, 2011, we circulated approximately 6.2 million catalogs compared to 5.8 million catalogs during the same period in fiscal 2011. We plan to circulate approximately 23.2 million catalogs during fiscal 2012, up from approximately 17.6 million catalogs circulated during fiscal 2011.

Our Anthropologie European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe. We circulated approximately 150,000 catalogs in Europe for the three months ended April 30, 2011. We plan to circulate approximately 595,000 catalogs during fiscal 2012, up from approximately 126,000 catalogs circulated during fiscal 2011. We anticipate the number of catalogs circulated to grow consistent with the anticipated demand from our European Anthropologie customers.

Anthropologie operates a web site that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader array of women’s casual apparel and accessories, shoes, home furnishings, gifts and decorative items as found in the stores.

Anthropologie also operates a web site that targets our European customers. The web site was launched in March 2010. The web site captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment was provided by a third-party located in the United Kingdom. In May 2011, we transitioned our fulfillment and distribution operations over to separate distribution and fulfillment facilities located in Rushden, England, which we own and operate. We believe that these facilities will better support our European growth for the next several years.

Urban Outfitters offers a direct-to-consumer catalog that markets selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended April 30, 2011, we circulated approximately 3.7 million catalogs compared to approximately 3.4 million catalogs during the comparable period in fiscal 2011. We plan to circulate approximately 15.4 million catalogs during fiscal 2012, up from approximately 14.2 million catalogs circulated during fiscal 2011.

Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe. The catalog was launched in November 2010. We did not circulate any catalogs for the three months ended April 30, 2011. We plan to circulate approximately 800,000 catalogs during Fiscal 2012, up from approximately 200,000 circulated during Fiscal 2011. We anticipate the number of catalogs circulated to grow consistent with the anticipated demand from our European Urban Outfitters customers.

Urban Outfitters operates a web site that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar yet broader selection of merchandise as found in the stores.

Urban Outfitters also operates three web sites targeting our European customers. The web sites capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment was provided by a third-party located in the United Kingdom. In May 2011, we transitioned our fulfillment and distribution operations over to separate distribution and fulfillment facilities located in Rushden, England, which we own and operate. We believe that these facilities will better support our European growth for the next several years.

Free People offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Free People stores. For the three months ended April 30, 2011, we circulated approximately 2.3 million catalogs compared to approximately 1.9 million catalogs during the comparable period in fiscal 2011. We plan to circulate approximately 8.8 million catalogs during fiscal 2012, up from approximately 7.6 million catalogs circulated during fiscal 2011 and intend to further increase the level of catalog circulation over the next few years.

Free People also operates a web site that accepts orders directly from consumers. The web site exposes consumers to the entire Free People product assortment found at Free People retail stores as well as all of the Free People wholesale offerings.

Terrain operates a web site that accepts orders directly from consumers. The web site exposes customers to a portion of the product assortment found at the Terrain retail store.

The BHLDN brand emphasizes every element that makes up a wedding. BHLDN launched its website on February 14, 2011. The website accepts orders directly from customers and exposes consumers to all product offerings from the BHLDN concept, which includes a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear and lingerie. Decorations will round out the collection later in fiscal 2012. One retail store is planned to open in Houston, Texas during fiscal 2012.

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. We also utilize list rental companies to help us identify potential customers that will receive future catalogs.

We believe that our web sites increase the reputation and recognition of our brands with our target customers and help support the strength of our stores operations. We plan on increasing our spending on investments in web marketing in fiscal 2012 for all brands. These increases will be based on our daily evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 19.5% of consolidated net sales for the three months ended April 30, 2011 compared to 18.0% for the comparable period in fiscal 2011.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Free People stores. Free People wholesale sales accounted for approximately 5.0% of consolidated net sales for the three months ended April 30, 2011 compared to 4.7% for the comparable period in fiscal 2011.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2011. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of April 30, 2011, January 31, 2011 and April 30, 2010, reserves for estimated sales returns in-transit totaled $10.1 million, $11.4 million and $10.1 million, representing 2.6%, 3.0% and 2.9% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the debt security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as non-current have maturity dates greater than one year from the balance sheet date. Available for sale securities such as auction rate securities (“ARS”) that fail at auction and do not liquidate in the normal course are classified as non-current assets. All of our marketable securities as of April 30, 2011, January 31, 2011 and April 30, 2010 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at April 30, 2011, January 31, 2011, and April 30, 2010 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Inventories as of April 30, 2011, January 31, 2011 and April 30, 2010 totaled $264.3 million, $229.6 million and $222.0 million, representing 15.6%, 12.8% and 13.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2011, January 31, 2011 and April 30, 2010 totaled $601.2 million, $586.3 million and $548.6 million, respectively, representing 35.5%, 32.7% and 32.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2011 and 2010, as well as for fiscal 2011, write downs of long-lived assets were not material.

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

As of April 30, 2011, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of April 30, 2011, January 31, 2011 and April 30, 2010 totaled $54.3 million, $52.1 million and $45.9 million, representing 3.2%, 2.9% and 2.7% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income. Valuation allowances as of April 30, 2011, January 31, 2011 and April 30, 2010 were $2.6 million, $2.6 million and $2.4 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

Our tax liability for uncertain tax positions contains uncertainties because we are required to make assumptions and apply judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results may differ, and we may be exposed to losses or gains that could be material.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	63.1	58.2

Gross profit	36.9	41.8
Selling, general and administrative expenses	25.7	24.7

Income from operations	11.2	17.1
Other income, net	0.3	0.1

Income before income taxes	11.5	17.2
Income tax expense	4.1	6.2

Net income	7.4%	11.0%

Three Months Ended April 30, 2011 Compared To Three Months Ended April 30, 2010

Net sales in the first quarter of fiscal 2012 increased by 9.2% to $524.0 million, from $480.0 million in the first quarter of fiscal 2011. The $44.0 million increase was attributable to a $38.6 million, or 8.5%, increase in Retail segment net sales and a $5.4 million, or 21.5%, increase in our wholesale segment net sales (excluding sales to our Retail segment). Retail segment net sales for the first quarter of fiscal 2012 accounted for 94.2% of total net sales compared to 94.8% of total net sales in the first quarter of fiscal 2011.

The growth in our retail segment net sales during the first quarter of fiscal 2012 was driven by increases of $40.3 million in non-comparable and new store net sales and a $16.0 million, or 18.6%, increase in direct-to-consumer net sales. These increases were partially offset by a $17.7 million, or 4.9%, decrease in comparable store net sales. Our total company comparable retail segment net sales decrease of 1.1% was comprised of a decrease of 5.9% at Anthropologie, partially offset by increases of 29.8% and 1.2%, at Free People and Urban Outfitters, respectively. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 58 new or existing stores during the first quarter of fiscal 2012 that were not in operation for the full comparable quarter last fiscal year. The comparable store net sales decreases at Anthropologie and Urban Outfitters for the first quarter of fiscal 2012 were primarily due to a decrease in transactions and lower average unit sales prices. The comparable store net sales increase at Free People in the first quarter of fiscal 2012 was due to an increase in transactions and higher average unit sales prices. Direct-to-consumer net sales increased during the first quarter of fiscal 2012 versus the first quarter of fiscal 2011, driven by increased traffic to our web sites combined with an increase in average order value, which more than offset a decline in the conversion rate. Catalog circulation across all brands increased by 1.4 million, or 12.3%. Thus far during the second quarter of fiscal 2012, comparable retail segment net sales are low single-digit negative.

The increase in our wholesale segment net sales in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, was primarily due to a $3.4 million, or a 15.1%, increase at Free People wholesale and a $2.0 million increase at Leifsdottir wholesale. The increase in Free People wholesale net sales was driven by increases in transactions and average unit sale prices. The increase in Leifsdottir wholesale net sales was primarily related to higher volume due to increased off-price net sales related to our announcement that we will discontinue wholesale distribution of our Leifsdottir brand with the conclusion of spring 2011 deliveries.

Gross profit percentage for the first quarter of fiscal 2012 decreased to 36.9% of net sales from 41.8% of net sales in the comparable period in fiscal 2011. The decrease in the gross profit percentage in the first quarter of fiscal 2012 was principally due to increased merchandise markdowns to clear slow-moving inventory, primarily associated with women’s apparel at Anthropologie and Urban Outfitters and Leifsdottir wholesale inventories. Gross profit for the first quarter of fiscal 2012 decreased by $7.4 million, or 3.7%, to $193.4 million from $200.8 million in the comparable quarter in fiscal 2011. The decrease was primarily due to lower merchandise margins resulting from higher markdowns. Total inventories at April 30, 2012 increased by $42.3 million, or 19.1%, to $264.3 million from $222.0 million at April 30, 2011. This increase was primarily due to the addition of inventory to stock new stores, as well as inventory to support growth in the direct-to-consumer channel.

Selling, general and administrative expenses as a percentage of net sales increased during the first quarter of fiscal 2012 to 25.7% of net sales, compared to 24.7% of net sales for the first quarter of fiscal 2011. The increase in percentage was primarily due to deleveraging of direct store operating costs driven by negative comparable store sales. Investments in new technology and planned transition costs for our new distribution and fulfillment facilities in Europe also contributed to the increase in percentage during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Selling, general and administrative expenses, in the first quarter of fiscal 2012 increased by $15.9 million, to $134.5 million, from $118.6 million in the first quarter of fiscal 2011. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 11.2% of net sales, or $58.8 million, for the first quarter of fiscal 2012 compared to 17.1%, or $82.2 million, for the first quarter in fiscal 2011.

Our effective tax rate for the first quarter of fiscal 2012 was 35.8% of income before income taxes, which was slightly less than the effective tax rate for the first quarter of fiscal 2011 of 35.9%. We expect our annual effective tax rate to be approximately 36.5% of income before taxes for the full year for fiscal 2012.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $646.6 million as of April 30, 2011, as compared to $808.7 million as of January 31, 2011 and $772.7 million as of April 30, 2010. Cash provided by operating activities in the first quarter of fiscal 2012 decreased by $32.0 million to $20.0 million from $52.0 million in the first quarter of fiscal 2011. This decrease in cash provided by operating activities was primarily due to a decrease in net income in the first quarter of fiscal 2012 versus the first quarter of fiscal 2011and by the use of cash in working capital during the three months ended April 30, 2011.

Cash provided by investing activities in the first quarter of fiscal 2012 was $28.6 million, primarily resulting from sales and maturities of marketable securities, partially offset by purchases of marketable securities and cash used to construct new stores.

Cash used in financing activities in the first quarter of fiscal 2012 was $146.0 million, which largely related to share repurchases during the period. Our working capital was $489.3 million at April 30, 2011 compared to $593.0 million at January 31, 2011 and $723.4 million at April 30, 2010. Changes in working capital principally relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores and purchase inventories. We have also used our cash to repurchase shares of our common stock. We have also continued to invest in our direct-to-consumer efforts, wholesale businesses, technology, warehouse and distribution facilities, home office and our international subsidiaries.

Cash paid for property and equipment for the three months ended April 30, 2011 and 2010 was $35.7 million and $32.4 million, respectively, and was mainly used to expand and support our store base.

During fiscal 2012, we plan to construct and open approximately 50 to 55 new stores, renovate certain existing stores, construct additional distribution and fulfillment facilities in Rushden, England and Reno, Nevada, continue to expand our home office in Philadelphia, Pennsylvania, upgrade our systems, increase our catalog circulation by approximately 9 million catalogs to approximately 49 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2012 to approximately $175 million to $195 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. We believe improvements to our home office, distribution and fulfillment facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brands.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorized the repurchase of up to 8 million common shares. On November 16, 2010, our Board of Directors authorized the repurchase of 10 million additional common shares. This authorization supplements our 2006 stock repurchase program.

We repurchased and subsequently retired 4.8 million common shares at a total cost of $148.7 million during the three months ended April 30, 2011. The average cost per share of the repurchases was $30.81, including commissions. We did not repurchase any shares during the three months ended April 30, 2010. The repurchases completed our 2006 share repurchase program and reduced the 2010 repurchase program by 4.3 million shares. As of April 30, 2011, a total of 5.7 million shares remain available under the 2010 repurchase program.

On April 25, 2011 we executed a renewal and amendment of our line of credit facility (the “Line”) with Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). The amendment extended the term of the Line for three years, increased the accordion feature from $100.0 million to $175.0 million, reduced the interest rate margin for certain cash advances and modified certain covenants and terms. The Line currently includes an $80.0 million revolving credit facility with an accordion feature allowing an increase to $175.0 million at our discretion. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as adjusted debt. The covenants also include limitations on our capital expenditures, ability for share repurchases and the payment of cash dividends on our common shares. As of and during the three months ended April 30, 2011, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $62.4 million as of April 30, 2011. The available credit, including the accordion feature, under the Line was $112.6 million as of April 30, 2011. We expect the renewal will satisfy our credit needs through at least fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2011, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

See Note 2, Recently Issued Accounting Pronouncements, of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of April 30, 2011 and 2010, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, corporate bonds, Federal Government Agencies, pre-refunded tax-exempt municipal bonds rated “A” or better, FDIC insured corporate bonds and ARS rated “A” or better, which bear interest at a variable rate. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Approximately 4.1% of our cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a par value and fair value of $30.1 million and $26.7 million as of April 30, 2011, $33.3 million and $29.5 million as of January 31, 2011 and $37.6 million and $33.5 million as of April 30, 2010, respectively. As of April 30, 2011, all of the ARS we held failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $3.4 million of temporary impairment on our ARS as of April 30, 2011, $3.8 million as of January 31, 2011 and $4.1 million as of April 30, 2010. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as non-current assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2011. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the United States Securities and Exchange Commission on April 1, 2011, for a list of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the repurchase activity under the 2006 stock repurchase program and its 2010 supplement for the quarter ended April 30, 2011 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
February 1, 2011 through February 28, 2011	—	—	—	10,491,553
March 1, 2011 through March 31, 2011	4,824,869	$30.81	4,824,869	5,666,684
April 1, 2011 through April 30, 2011	—	—	—	5,666,684

Total Fiscal 2012 First Quarter	4,824,869		4,824,869	5,666,684

[1]

On March 9, 2006 we announced the February 28, 2006 Board of Directors approval of a stock repurchase program that authorized the repurchase of up to 8,000,000 common shares subject to prevailing market conditions. The program has no expiration date. As of April 30, 2011, repurchases under this portion of the program were complete.

[2]

On November 16, 2010, our Board of Directors authorized the repurchase of 10,000,000 additional shares of our common stock subject to prevailing market conditions. This authorization supplemented our 2006 stock repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*	Fourth Amendment to the Amended and Restated Credit Agreement, dated April 25, 2011, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2011, filed with the Securities and Exchange Commission on June 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2011

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2011

URBAN OUTFITTERS, INC.

By:	/s/ ERIC ARTZ
Eric Artz Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1*	Fourth Amendment to the Amended and Restated Credit Agreement, dated April 25, 2011, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2011, filed with the Securities and Exchange Commission on June 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.