Form 10-Q
period 2011-07-31
URBAN OUTFITTERS INC
filed 2011-09-06
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

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

Common stock, $0.0001 par value—153,918,661 shares outstanding on September 1, 2011.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2011	January 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$226,381	$340,257	$244,954
Marketable securities	59,347	116,420	346,107
Accounts receivable, net of allowance for doubtful accounts of $994, $1,015 and $1,360, respectively	52,560	36,502	42,474
Inventories	303,159	229,561	243,203
Prepaid expenses, deferred taxes and other current assets	57,121	81,237	85,875

Total current assets	698,568	803,977	962,613
Property and equipment, net	626,188	586,346	559,945
Marketable securities	322,902	351,988	157,607
Deferred income taxes and other assets	57,766	52,010	46,902

Total Assets	$1,705,424	$1,794,321	$1,727,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$110,759	$82,904	$92,151
Accrued expenses, accrued compensation and other current liabilities	117,756	128,120	106,260

Total current liabilities	228,515	211,024	198,411
Deferred rent and other liabilities	172,589	171,749	155,369

Total Liabilities	401,104	382,773	353,780

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 157,524,395, 164,413,427 and 168,100,495 shares issued and outstanding, respectively	16	17	17
Additional paid-in-capital	—	27,603	138,413
Retained earnings	1,309,964	1,394,190	1,245,846
Accumulated other comprehensive loss	(5,660)	(10,262)	(10,989)

Total Shareholders’ Equity	1,304,320	1,411,548	1,373,287

Total Liabilities and Shareholders’ Equity	$1,705,424	$1,794,321	$1,727,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net sales	$609,181	$552,159	$1,133,200	$1,032,120
Cost of sales, including certain buying, distribution and occupancy costs	378,091	317,378	708,745	596,553

Gross profit	231,090	234,781	424,455	435,567
Selling, general and administrative expenses	143,095	127,912	277,624	246,487

Income from operations	87,995	106,869	146,831	189,080
Other income, net	935	616	2,300	1,039

Income before income taxes	88,930	107,485	149,131	190,119
Income tax expense	32,237	35,828	53,814	65,505

Net income	$56,693	$71,657	$95,317	$124,614

Net income per common share:
Basic	$0.36	$0.42	$0.59	$0.74

Diluted	$0.35	$0.42	$0.59	$0.72

Weighted average common shares:
Basic	158,581,618	168,908,598	160,436,550	168,880,803

Diluted	160,743,743	172,325,996	162,960,745	172,572,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net income	$95,317	$124,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,304	49,051
Provision for deferred income taxes	(2,197)	(2,336)
Excess tax benefit on share-based compensation	(498)	(10,249)
Share-based compensation expense	4,884	4,527
Loss on disposition of property and equipment, net	657	22
Changes in assets and liabilities:
Receivables	(15,978)	(4,112)
Inventories	(73,056)	(57,182)
Prepaid expenses and other assets	21,109	6,215
Payables, accrued expenses and other liabilities	8,000	13,788

Net cash provided by operating activities	91,542	124,338

Cash flows from investing activities:
Cash paid for property and equipment	(77,547)	(64,570)
Cash paid for marketable securities	(73,740)	(169,646)
Sales and maturities of marketable securities	157,467	247,721

Net cash provided by investing activities	6,180	13,505

Cash flows from financing activities:
Exercise of stock options	3,466	11,000
Excess tax benefits from stock option exercises	498	10,249
Share repurchases	(215,993)	(71,988)

Net cash used in financing activities	(212,029)	(50,739)

Effect of exchange rate changes on cash and cash equivalents	431	(1,174)

(Decrease) increase in cash and cash equivalents	(113,876)	85,930
Cash and cash equivalents at beginning of period	340,257	159,024

Cash and cash equivalents at end of period	$226,381	$244,954

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$48,200	$70,424

Non-cash investing activities—Accrued capital expenditures	$9,514	$14,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (“the Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the United States Securities and Exchange Commission on April 1, 2011.

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and six months ended July 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2012 will end on January 31, 2012.

2. Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amended fair value measurements and disclosures and aimed to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update required new disclosures for transfers in and out of Level 1 and Level 2 and the basis for such transfers. Also required are disclosures for activity in Level 3, including purchase, sale, issuance and settlement information. Lastly, it clarified guidance regarding disaggregation and disclosure of information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. We adopted the provisions of this accounting standards update effective February 1, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to Level 3 measurements, which we adopted February 1, 2011. These adoptions had no impact on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued an additional update that amended fair value measurements and disclosures. This amendment provides that the inputs and measures used to value assets that fall within Level 3 of the valuation hierarchy be quantitatively presented. Application is required prospectively for interim and annual periods beginning after December 15, 2011. Other than the change in presentation, this accounting standards update will not have an impact on our financial position and results of operations.

In June 2011, the FASB issued an accounting standards update that requires an increase in the prominence of other comprehensive income and its components within the financial statements. The update provides entities the option to present the components of net income and other comprehensive income in either one or two consecutive financial statements. It also eliminates the option to present other comprehensive income in the statements of changes in shareholders’ equity. Application is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. Other than the change in presentation, this accounting standards update will not have an impact on our financial position and results of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net income	$56,693	$71,657	$95,317	$124,614
Foreign currency translation	(2,113)	1,361	2,704	(2,057)
Unrealized gains on marketable securities, net of tax	1,025	412	1,898	162

Comprehensive income	$55,605	$73,430	$99,919	$122,719

4. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2011, January 31, 2011 and July 31, 2010 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2011
Short-term Investments:
Corporate Bonds	$10,062	$22	$(6)	$10,078
Municipal and pre-refunded municipal bonds	38,079	57	(17)	38,119
Federal government agencies	7,130	16	—	7,146
FDIC insured corporate bonds	4,000	4	—	4,004

	59,271	99	(23)	59,347

Long-term Investments:
Corporate bonds	134,199	857	(13)	135,043
Municipal and pre-refunded municipal bonds	85,639	624	(39)	86,224
Federal government agencies	49,872	386	—	50,258
Auction rate securities	26,525	—	(3,021)	23,504
Treasury bills	19,639	190	—	19,829
Certificate of deposit	5,144	—	(1)	5,143
Variable rate demand notes	2,902	—	(1)	2,901

	323,920	2,057	(3,075)	322,902

	$383,191	$2,156	$(3,098)	$382,249

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2011
Short-term Investments:
Municipal and pre-refunded municipal bonds	$42,996	$48	$(9)	$43,035
Federal government agencies	40,842	80	—	40,922
Treasury bills	7,004	4	—	7,008
FDIC insured corporate bonds	23,489	66	—	23,555
Variable rate demand notes	1,900	—	—	1,900

	116,231	198	(9)	116,420

Long-term Investments:
Corporate bonds	137,540	173	(154)	137,559
Municipal and pre-refunded municipal bonds	143,711	216	(558)	143,369
Federal government agencies	18,225	30	(2)	18,253
Auction rate securities	33,250	—	(3,788)	29,462
Treasury bills	23,311	34	—	23,345

	356,037	453	(4,502)	351,988

	$472,268	$651	$(4,511)	$468,408

As of July 31, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$75,590	$104	$(9)	$75,685
Federal government agencies	172,200	335	—	172,535
Treasury bills	49,631	36	—	49,667
FDIC insured corporate bonds	37,697	181	(83)	37,795
Variable rate demand notes	10,425	—	—	10,425

	345,543	656	(92)	346,107

Long-term Investments:
Municipal and pre-refunded municipal bonds	119,316	835	(52)	120,099
Federal government agencies	2,004	11	—	2,015
Auction rate securities	35,325	—	(3,868)	31,457
FDIC insured corporate bonds	4,002	34	—	4,036

	160,647	880	(3,920)	157,607

	$506,190	$1,536	$(4,012)	$503,714

Proceeds from the sale and maturities of available-for-sale securities were $157,467 and $247,721 for the six months ended July 31, 2011 and 2010, respectively. The Company included in other income, net realized gains of $23 and $51 for the three and six months ended July 31, 2011, respectively. The Company included in other income, net realized gains of $80 and net realized losses of $20 for the three and six months ended July 31, 2010, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,007 and $4,329 for the three and six months ended July 31, 2011, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,092 and $4,329 for the three and six months ended July 31, 2010, respectively.

As of July 31, 2011, the par value of the Company’s auction rate securities (“ARS”) was $26,525 and the estimated fair value was $23,504. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, the Company has collected all interest payable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

intent to sell the underlying securities prior to their full recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement, in its entirety, falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company recognizes transfers between levels at the end of each reporting period. As of July 31, 2011 and July 31, 2010 there were no transfers of assets between levels. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$145,121	$—	$—	$145,121
Municipal and pre-refunded municipal bonds	—	124,343	—	124,343
Federal government agencies	57,404	—	—	57,404
Auction rate securities	—	—	23,504	23,504
Treasury bills	19,829	—	—	19,829
Certificate of deposit	5,143	—	—	5,143
FDIC insured corporate bonds	4,004	—	—	4,004
Variable demand notes	—	2,901	—	2,901

	$231,501	$127,244	$23,504	$382,249

	Marketable Securities Fair Value as of January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$137,559	$—	$—	$137,559
Municipal and pre-refunded municipal bonds	—	186,404	—	186,404
Federal government agencies	59,175	—	—	59,175
Auction rate securities	—	—	29,462	29,462
Treasury bills	30,353	—	—	30,353
FDIC insured corporate bonds	23,555	—	—	23,555
Variable demand notes	—	1,900	—	1,900

	$250,642	$188,304	$29,462	$468,408

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Marketable Securities Fair Value as of July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$195,784	$—	$195,784
Federal government agencies	174,550	—	—	174,550
Auction rate securities	—	—	31,457	31,457
Treasury bills	49,667	—	—	49,667
FDIC insured corporate bonds	41,831	—	—	41,831
Variable rate demand notes	—	10,425	—	10,425

	$266,048	$206,209	$31,457	$503,714

As of July 31, 2011, all of the Company’s Level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $3,021, $3,788, and $3,868 as of July 31, 2011, January 31, 2011 and July 31, 2010, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represented approximately 3.9% of the Company’s total cash, cash equivalents and marketable securities as of July 31, 2011.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended July 31, 2011	Fiscal Year Ended January 31, 2011	Three Months Ended July 31, 2010
Balance at beginning of period	$26,716	$33,505	$33,505
Total gains or (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	413	332	252
Settlements	(3,625)	(4,375)	(2,300)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$23,504	$29,462	$31,457

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(3,021)	$(3,788)	$(3,868)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010
Balance at beginning of period	$29,462	$33,505
Total gains or (losses) realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	767	252
Settlements	(6,725)	(2,300)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$23,504	$31,457
Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(3,021)	$(3,868)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

6. Line of Credit Facility

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that is guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the six months ended July 31, 2011, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $63,131 as of July 31, 2011. The available credit, including the accordion feature, under the Line was $111,869 as of July 31, 2011.

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, nonqualified stock options, restricted stock units, performance share units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Lattice Binomial pricing model was used to estimate the fair value of stock options and SAR’s. The fair value of the PSU’s are determined using a Monte Carlo simulation.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

Share-based compensation expense included in the Condensed Consolidated Statements of Income for the three and six months ended July 31, 2011 and 2010 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Stock Options	$502	$1,010	$1,321	$2,006
Stock Appreciation Rights	256	—	513	—
Performance Share Units	1,544	1,317	3,044	2,521
Restricted Shares	3	—	6	—

Total	$2,305	$2,327	$4,884	$4,527

The Company recognized tax benefits related to stock options of $173 and $414 in its Condensed Consolidated Statements of Income for the three and six months ended July 31, 2011, respectively. The Company recognized tax benefits related to stock options of $283 and $559 in its Condensed Consolidated Statements of Income for the three and six months ended July 31, 2010, respectively.

The Company granted 100,000 stock option awards, with a weighted average fair value of $10.36, during the three and six months ended July 31, 2011. The Company granted 327,000 and 432,000 stock option awards, with a weighted average fair value of $12.36 and $12.07 during the three and six months ended July 31, 2010, respectively.

The total unrecognized compensation cost and the weighted average period in which the cost is expected to be recognized as of July 31, 2011 is as follows:

	July 31, 2011
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$8,342	2.5
Stock Appreciation Rights	4,512	4.1
Performance Share Units	25,398	4.3
Restricted Shares	28	2.3

Total	$38,280	3.9

8. Shareholders’ Equity

On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program. The program authorized the Company to repurchase up to 8,000,000 common shares. On November 16, 2010, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 additional common shares under the Company’s 2006 stock repurchase program.

During the three and six months ended July 31, 2011, the Company repurchased and subsequently retired 2,340,330 common shares at a total cost of $67,319 and 7,165,199 common shares at a total cost of $215,993, respectively. The average cost per share of the repurchases for the three and six months ended July 31, 2011 was $28.76 and $30.14, respectively, including commissions. During the three and six months ended July 31, 2010

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

the Company repurchased and subsequently retired 2,015,180 common shares at a total cost of $68,002. The average cost per share was $33.74, including commissions. During the three and six months ended July 31, 2010, the Company repurchased and subsequently retired 112,770 common shares for $3,986 from an employee to meet a minimum statutory tax withholding requirement. As of July 31, 2011, a total of 3,326,354 common shares remained available under the 2010 authorization.

As a result of the share repurchase activity noted above, the Company reduced the balance of additional paid-in-capital to zero which required subsequent share repurchase activity to be recorded as a reduction of retained earnings. During the six months ended July 31, 2011, the Company reduced retained earnings by $179,543, related to these share repurchases.

9. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Basic weighted average shares outstanding	158,581,618	168,908,598	160,436,550	168,880,803
Effect of dilutive options, restricted stock and performance shares	2,162,125	3,417,398	2,524,195	3,692,182

Diluted weighted average shares outstanding	160,743,743	172,325,996	162,960,745	172,572,985

For the three months ended July 31, 2011 and 2010, awards to purchase 4,448,250 common shares with an exercise price range of $30.93 to $39.58 and awards to purchase 1,250,650 common shares with an exercise price range of $37.35 to $39.58, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, awards to purchase 2,890,900 and 1,091,400 common shares were outstanding for the six months ended July 31, 2011 and 2010, respectively, but were not included in the Company’s computation because their effect would have been anti-dilutive. The exercise price of the awards range from $30.93 to $39.58 and $37.35 to $39.58 for the six months ended July 31, 2011 and 2010, respectively.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 392 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “BHLDN” and “Terrain” and includes its direct marketing campaigns, which consisted of five catalogs and nine web sites as of July 31, 2011. The Company operates its retail stores and its direct marketing campaigns as a single operating segment. Net sales from the Retail segment accounted for approximately 95% of total consolidated net sales for the three and six months ended July 31, 2011 and July 31, 2010. The remainder is derived from the Company’s Wholesale segment, which manufactures and distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide through its Free People brand.

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

	July 31, 2011	January 31, 2011	July 31, 2010
Inventories
Retail operations	$288,989	$213,420	$231,033
Wholesale operations	14,170	16,141	12,170

Total inventories	$303,159	$229,561	$243,203

Property and equipment, net
Retail operations	$622,695	$582,241	$555,461
Wholesale operations	3,493	4,105	4,484

Total property and equipment, net	$626,188	$586,346	$559,945

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net sales
Retail operations	$577,282	$522,225	$1,070,744	$977,035
Wholesale operations	35,194	31,217	66,777	57,186
Intersegment elimination	(3,295)	(1,283)	(4,321)	(2,101)

Total net sales	$609,181	$552,159	$1,133,200	$1,032,120

Income from operations
Retail operations	$88,182	$108,174	$151,150	$192,032
Wholesale operations	7,278	6,704	10,236	11,867
Intersegment elimination	(607)	(119)	(678)	(184)

Total segment operating income	94,853	114,759	160,708	203,715
General corporate expenses	(6,858)	(7,890)	(13,877)	(14,635)

Total income from operations	$87,995	$106,869	$146,831	$189,080

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

(unaudited)

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2011	January 31, 2011	July 31, 2010
Property and equipment, net
Domestic operations	$517,430	$497,521	$490,176
Foreign operations	108,758	88,825	69,769

Total property and equipment, net	$626,188	$586,346	$559,945

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net sales
Domestic operations	$535,055	$495,980	$1,001,906	$929,657
Foreign operations	74,126	56,179	131,294	102,463

Total net sales	$609,181	$552,159	$1,133,200	$1,032,120

12. Subsequent Events

Subsequent to July 31, 2011 and through August 29, 2011, the Company repurchased and retired the remaining 3,326,354 common shares under the November 2010 authorization for approximately $88,181, including commissions, at an average price of $26.51 per share.

On August 25, 2011, the Company’s Board of Directors authorized the repurchase of an additional 10,000,000 common shares under the Company’s stock repurchase program. Subsequent to this authorization and through September 6, 2011, the Company has repurchased and retired 429,292 common shares for approximately $10,851, including commissions, at an average price of $25.28 per share. As of September 6, 2011, there were 9,570,708 common shares remaining available for repurchase under the August 2011 authorization.

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

Retail Stores

As of July 31, 2011, we operated 180 Urban Outfitters stores, of which 148 were located in the United States, 10 were located in Canada and 22 were located in Europe. For the six months ended July 31, 2011, we opened four new Urban Outfitters stores, all of which were located in the United States. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 31.2% and 5.4% of consolidated net sales, respectively, for the six months ended July 31, 2011, compared to 31.4% and 5.0%, respectively, for the comparable period in fiscal 2011.

As of July 31, 2011, we operated 160 Anthropologie stores, of which 152 were located in the United States, 5 were located in Canada and 3 were located in Europe. During the six months ended July 31, 2011, we opened seven new Anthropologie stores, of which five were located in the United States, one which was located in Canada and one which was located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 34.9% of consolidated net sales for the six months ended July 31, 2011, compared to 37.1% for the comparable period in fiscal 2011. Anthropologie’s European stores accounted for less than 1% of total consolidated net sales for each of the six months ended July 31, 2011 and July 31, 2010.

As of July 31, 2011, we operated 51 Free People stores, all of which were located in the United States. During the six months ended July 31, 2011, we opened nine new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years. Free People’s retail store net sales accounted for 2.6% of consolidated net sales for the six months ended July 31, 2011, compared to 2.1% for the comparable period in fiscal 2011.

As of July 31, 2011, we operated one Terrain store, which was located in Glen Mills, Pennsylvania. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. We will continue to evaluate locations for future Terrain garden centers during fiscal 2012. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the six months ended July 31, 2011 and July 31, 2010.

For all brands combined, we plan to open approximately 55 to 57 new stores during fiscal 2012, including one BHLDN store and approximately 14 Free People stores. The remaining new stores will be divided approximately evenly between Urban Outfitters and Anthropologie.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended July 31, 2011, we circulated approximately 5.4 million catalogs compared to 4.6 million catalogs during the same period in fiscal 2011. We plan to circulate approximately 23.2 million catalogs during fiscal 2012, up from approximately 21.8 million catalogs circulated during fiscal 2011.

Our Anthropologie European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe. We circulated approximately 130,000 catalogs in Europe for the three months ended July 31, 2011. We plan to circulate approximately 595,000 catalogs during fiscal 2012, up from approximately 126,000 catalogs circulated during fiscal 2011. We anticipate the number of catalogs circulated to grow with the anticipated demand from our European Anthropologie customers.

Anthropologie operates a web site that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader array of women’s casual apparel and accessories, shoes, home furnishings, gifts and decorative items as found in our stores.

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

Urban Outfitters offers a direct-to-consumer catalog that markets selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended July 31, 2011, we circulated approximately 2.9 million catalogs compared to approximately 2.2 million catalogs during the comparable period in fiscal 2011. We plan to circulate approximately 15.7 million catalogs during fiscal 2012, up from approximately 14.2 million catalogs circulated during fiscal 2011.

Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe. During the three months ended July 31, 2011, we circulated approximately 94,000 catalogs. We plan to circulate approximately 800,000 catalogs during Fiscal 2012, up from approximately 200,000 circulated during Fiscal 2011. We anticipate the number of catalogs circulated to grow with the anticipated demand from our European Urban Outfitters customers.

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

Free People offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Free People stores. For the three months ended July 31, 2011, we circulated approximately 1.4 million catalogs compared to approximately 1.1 million catalogs during the comparable period in fiscal 2011. We plan to circulate approximately 8.8 million catalogs during fiscal 2012, up from approximately 7.6 million catalogs circulated during fiscal 2011 and intend to further increase the level of catalog circulation over the next few years.

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

The BHLDN brand emphasizes every element that makes up a wedding. BHLDN launched its website on February 14, 2011. The website accepts orders directly from customers and exposes consumers to all product offerings from the BHLDN brand, which includes a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations.

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

Direct-to-consumer sales for all brands combined were approximately 19.0% of consolidated net sales for the six months ended July 31, 2011 compared to 17.7% for the comparable period in fiscal 2011.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Free People stores. Free People wholesale sales accounted for approximately 5.1% of consolidated net sales for the six months ended July 31, 2011 compared to 4.8% for the comparable period in fiscal 2011.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2011. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales return reserves would be adjusted in the future. As of July 31, 2011, January 31, 2011 and July 31, 2010, reserves for estimated sales returns in-transit totaled $10.2 million, $11.4 million and $10.0 million, representing 2.5%, 3.0% and 2.8% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the debt security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as non-current have maturity dates greater than one year from the balance sheet date. Available for sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets. All of our marketable securities as of July 31, 2011, January 31, 2011 and July 31, 2010 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at July 31, 2011, January 31, 2011, and July 31, 2010 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Inventories as of July 31, 2011, January 31, 2011 and July 31, 2010 totaled $303.2 million, $229.6 million and $243.2 million, representing 17.8%, 12.8% and 14.1% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2011, January 31, 2011 and July 31, 2010 totaled $626.2 million, $586.3 million and $559.9 million, respectively, representing 36.7%, 32.7% and 32.4% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the six months ended July 31, 2011 and 2010, as well as for fiscal 2011, write downs of long-lived assets were not material.

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

As of July 31, 2011, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of July 31, 2011, January 31, 2011 and July 31, 2010 totaled $53.3 million, $52.1 million and $46.3 million, representing 3.1%, 2.9% and 2.7% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income. Valuation allowances as of July 31, 2011, January 31, 2011 and July 31, 2010 were $2.5 million, $2.6 million and $2.4 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

Our tax liability for uncertain tax positions contains uncertainties because we are required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results may differ, and we may be exposed to losses or gains that could be material.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	62.1	57.5	62.5	57.8

Gross profit	37.9	42.5	37.5	42.2
Selling, general and administrative expenses	23.5	23.1	24.5	23.9

Income from operations	14.4	19.4	13.0	18.3
Other income, net	0.2	0.1	0.2	0.1

Income before income taxes	14.6	19.5	13.2	18.4
Income tax expense	5.3	6.5	4.8	6.3

Net income	9.3%	13.0%	8.4%	12.1%

Three Months Ended July 31, 2011 Compared To Three Months Ended July 31, 2010

Net sales in the second quarter of fiscal 2012 increased by 10.3% to $609.2 million, from $552.2 million in the second quarter of fiscal 2011. The $57.0 million increase was attributable to a $55.0 million, or 10.5%, increase in retail segment net sales and a $2.0 million, or 6.6%, increase in our wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the second quarter of fiscal 2012 accounted for 94.8% of total net sales compared to 94.6% of total net sales in the second quarter of fiscal 2011.

The growth in our retail segment net sales during the second quarter of fiscal 2012 was driven by increases of $47.2 million in non-comparable and new store net sales and a $16.0 million, or 16.6%, increase in direct-to-consumer net sales. These increases were partially offset by an $8.2 million, or 2.0%, decrease in comparable store net sales. Our total company comparable retail segment net sales increase of 1.2% was comprised of increases of 17.9% and 1.1% at Free People and Urban Outfitters, respectively, while Anthropologie remained flat. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 61 new or existing stores during the second quarter of fiscal 2012 that were not in operation for the full comparable quarter last fiscal year. Direct-to-consumer net sales increased during the second quarter of fiscal 2012 versus the second quarter of fiscal 2011. This increase was driven by increased traffic to our web sites combined with an increase in average order value, which more than offset a decline in the conversion rate. Catalog circulation across all brands increased by 2.1 million, or 27.2%. Comparable store net sales decreases for the second quarter of fiscal 2012 were primarily due to a decrease in transactions and lower average unit sales prices. Thus far during the third quarter of fiscal 2012, comparable retail segment net sales are low single-digit negative.

The increase in our wholesale segment net sales during the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011, was primarily due to a $4.3 million, or a 15.8%, increase at Free People wholesale driven by an increase in transactions and partially offset by a decrease in average unit selling price. This increase in wholesale segment net sales was partially offset by $2.3 million due to lower sales volume as a result of the discontinuation of the Leifsdottir brand in the first quarter of fiscal 2012.

Gross profit as a percentage of net sales for the second quarter of fiscal 2012 decreased to 37.9% of net sales from 42.5% of net sales in the comparable period in fiscal 2011. The decrease in the gross profit percentage in the second quarter of fiscal 2012 was principally due to increased merchandise markdowns to clear slow-moving inventory, primarily associated with women’s apparel at Anthropologie and Urban Outfitters as well as occupancy deleverage caused by negative comparable store sales. Gross profit for the second quarter of fiscal 2012 decreased by $3.7 million, or 1.6%, to $231.1 million from $234.8 million in the comparable quarter in fiscal 2011. The decrease was primarily due to lower merchandise margins resulting from higher markdowns. Total inventories at July 31, 2011 increased by $60.0 million, or 24.7%, to $303.2 million from $243.2 million at July 31, 2010. This increase was primarily due to non-comparable receipts of inventory, specifically; early receipts during the final week of July 2011 versus July 2010, higher levels of inventory in-transit, fabric and BHLDN inventories. The addition of inventory to stock new stores, as well as inventory to support growth in the direct-to-consumer channel also contributed to the increase.

Selling, general and administrative expenses as a percentage of net sales increased during the second quarter of fiscal 2012 to 23.5% of net sales, compared to 23.1% of net sales for the second quarter of fiscal 2011. The increase in percentage was primarily due to e-commerce and related catalog investments. Investments in both new technology and in our new distribution and fulfillment facilities in Rushden, England also contributed to the percentage increase. Selling, general and administrative expenses, in the second quarter of fiscal 2012, increased by $15.2 million, to $143.1 million, from $127.9 million in the second quarter of fiscal 2011. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 14.4% of net sales, or $88.0 million, for the second quarter of fiscal 2012 compared to 19.4% of net sales, or $106.9 million, for the second quarter of fiscal 2011.

Our effective tax rate for the second quarter of fiscal 2012 increased to 36.3% of income before income taxes compared to 33.3% of income before income taxes for the second quarter of fiscal 2011. The prior year comparable period effective tax rate was favorably affected by certain non-recurring items. We expect our annual effective tax rate to be approximately 36.5% of income before income taxes for the full year for fiscal 2012.

Six Months Ended July 31, 2011 Compared To Six Months Ended July 31, 2010

Net sales for the six months ended July 31, 2011 increased by $101.1 million, or 9.8%, to $1.13 billion from $1.03 billion in the comparable period of fiscal 2011. This increase was attributable to a $93.7 million, or 9.6%, increase in Retail segment net sales in addition to a $7.4 million, or 13.4%, increase in wholesale segment net sales (excluding sales to our Retail segment). Retail segment net sales for the six months ended July 31, 2011 accounted for 94.5% of total net sales compared to 94.7% of net sales for the six months ended July 31, 2010.

The growth in our retail segment net sales during the six months ended July 31, 2011 was driven by increases of $86.7 million in non-comparable and new store net sales and a $32.1 million, or 17.5%, increase in direct-to-consumer net sales. These increases were partially offset by a $25.1 million, or 3.3%, decrease in comparable store net sales. Our total company comparable retail segment net sales were flat as increases of 23.7% and 1.2% at Free People and Urban Outfitters, respectively, were offset by a decrease of 3.2% at Anthropologie. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 70 new or existing stores that were not in operation for the full comparable period last fiscal year. Direct-to-consumer net sales, during the first six months of fiscal 2012, increased over the comparable prior year period, driven by increased traffic to our web sites combined with an increase in average order value, which more than offset a decline in the conversion rate. Catalog circulation across all brands increased by 3.5 million, or 18.5%. Comparable store net sales decreases for the first six months of fiscal 2012 were primarily due to a decrease in transactions, lower units per transaction and lower average unit sales prices.

The increase in our wholesale segment net sales during the first six months of fiscal 2012, as compared to the comparable period in fiscal 2011, was primarily due to a $7.7 million, or a 15.5%, increase at Free People wholesale driven by an increase in transactions.

Gross profit percentage for the six months ended July 31, 2011 decreased to 37.5% of net sales from 42.2% of net sales in the comparable period in fiscal 2011. The decrease in the gross profit percentage was principally due to increased merchandise markdowns to clear slow-moving inventory, primarily associated with women’s apparel at Anthropologie and Urban Outfitters. Gross profit for the six months ended July 31, 2011 decreased by $11.1 million, or 2.6%, to $424.5 million from $435.6 million in the comparable quarter in fiscal 2011. This decrease was primarily related to lower merchandise margins resulting from higher markdowns.

Selling, general and administrative expenses as a percentage of net sales increased for the six months ended July 31, 2011 to 24.5% of net sales compared to 23.9% of net sales for the comparable period in fiscal 2011. The increase was primarily due to higher e-commerce and related catalog investments. Selling, general and administrative expenses for the six months ended July 31, 2011 increased by $31.1 million, or 12.6%, to $277.6 million from $246.5 million in the comparable period in fiscal 2011. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 13.0% of net sales, or $146.8 million, during the six months ended July 31, 2011 compared to 18.3% of net sales, or $189.1 million, for the comparable period in fiscal 2011.

Our effective tax rate increased to 36.1% of income before income taxes for the six months ended July 31, 2011 from 34.5% of income before income taxes for the comparable period of fiscal 2011. The prior year comparable period effective tax rate was favorably affected by certain non-recurring items.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $608.6 million as of July 31, 2011, as compared to $808.7 million as of January 31, 2011 and $748.7 million as of July 31, 2010. Cash provided by operating activities for the six months ended July 31, 2011 decreased by $32.8 million to $91.5 million from $124.3 million for the six months ended July 31, 2010. This decrease in cash provided by operating activities was primarily due to a decrease in net income in the second quarter of fiscal 2012 versus the second quarter of fiscal 2011.

Cash provided by investing activities for the six months ended July 31, 2011 was $6.2 million, primarily resulting from sales and maturities of marketable securities, partially offset by purchases of marketable securities and cash used to construct new stores and distribution facilities.

Cash used in financing activities for the six months ended July 31, 2011 was $212.0 million, which largely related to share repurchases during the period. Our working capital was $470.1 million at July 31, 2011 compared to $593.0 million at January 31, 2011 and $764.2 million at July 31, 2010. Changes in working capital principally relate to the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

During the last three years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to repurchase shares of our common stock, open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, technology, warehouse and distribution facilities, home office and our international subsidiaries.

Cash paid for property and equipment for the six months ended July 31, 2011 and 2010 was $77.5 million and $64.6 million, respectively, and was mainly used to expand and support our store base and our distribution and fulfillment facilities.

During fiscal 2012, we plan to construct and open approximately 55 to 57 new stores, renovate certain existing stores, continue construction on our distribution and fulfillment facility in Reno, Nevada, continue to expand our home office in Philadelphia, Pennsylvania, upgrade our systems, increase our catalog circulation by approximately 9 million catalogs to approximately 49 million catalogs, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2012 to a range of approximately $175 million to $195 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. We believe improvements to our home office, distribution and fulfillment facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brands.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorized the repurchase of up to 8.0 million common shares. On November 16, 2010, our Board of Directors authorized the repurchase of 10.0 million additional common shares. This authorization supplemented our 2006 stock repurchase program.

During the three and six months ended July 31, 2011, we repurchased and subsequently retired 2.3 million common shares at a total cost of $67.3 million and 7.2 million common shares at a total cost of $216.0 million, respectively. The average cost per share of the repurchases for the three and six months ended July 31, 2011 was $28.76 and $30.14 per share, respectively, including commissions. During the six months ended July 31, 2010, we repurchased and subsequently retired 2.0 million common shares at a total cost of $68.0 million. The average cost per share was $33.74, including commissions. During the three and six months ended July 31, 2010, the Company repurchased and subsequently retired 112,770 common shares for $4.0 million from an employee to meet a minimum statutory tax withholding requirement. As of July 31, 2011, a total of 3.3 million common shares remained available under the 2010 authorization.

On April 25, 2011 we executed a renewal and amendment of our line of credit facility (the “Line”) with Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). The amendment extended the term of the Line for three years, increased the accordion feature from $100.0 million to $175.0 million, reduced the interest rate margin for certain cash advances and modified certain covenants and terms. The Line currently includes an $80.0 million revolving credit facility with an accordion feature allowing an increase to $175.0 million at our discretion. The Line contains a sub-limit for borrowings by our European subsidiaries that is guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios and covenants such as adjusted debt. The covenants also include limitations on our capital expenditures, ability for share repurchases and the payment of cash dividends on our common shares. As of and during the six months ended July 31, 2011, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $63.1 million as of July 31, 2011. The available credit, including the accordion feature, under the Line was $111.9 million as of July 31, 2011. We expect the Line will satisfy our credit needs through at least fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2011, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of July 31, 2011 and 2010, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, corporate bonds, Federal Government Agencies, pre-refunded tax-exempt municipal bonds rated “A” or better, FDIC insured corporate bonds, auction rate securities (“ARS”) rated “A” or better, which bear interest at a variable rate and treasury bills. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Approximately 3.9% of our cash, cash equivalents and marketable securities are invested in “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a par value and fair value of $26.5 million and $23.5 million as of July 31, 2011, $33.3 million and $29.5 million as of January 31, 2011 and $35.3 million and $31.5 million as of July 31, 2010, respectively. As of July 31, 2011, all of the ARS we held failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $3.0 million of temporary impairment on our ARS as of July 31, 2011, $3.8 million as of January 31, 2011 and $3.9 million as of July 31, 2010. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as non-current assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A summary of the repurchase activity under the 2006 stock repurchase program and its 2010 authorization for the quarter ended July 31, 2011 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
May 1, 2011 through May 31, 2011	—	—	—	5,666,684
June 1, 2011 through June 30, 2011	2,027,049	$28.85	2,027,049	3,639,635
July 1, 2011 through July 31, 2011	313,281	$28.20	313,281	3,326,354

Total Fiscal 2012 Second Quarter	2,340,330		2,340,330	3,326,354

[1]

On March 9, 2006 the Company announced the February 28, 2006 Board of Directors approval of a stock repurchase program that authorized the repurchase of up to 8,000,000 common shares subject to prevailing market conditions. The program has no expiration date. As of July 31, 2011, repurchases under this portion of the program were complete.

[2]

On November 16, 2010, the Company’s Board of Directors authorized the repurchase of 10,000,000 additional shares of the Company’s common stock subject to prevailing market conditions. This authorization supplemented the Company’s 2006 stock repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months and six months ended July 31, 2011, filed with the Securities and Exchange Commission on September 6, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2011

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2011

URBAN OUTFITTERS, INC.

By:	/s/ ERIC ARTZ
Eric Artz Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months and six months ended July 31, 2011, filed with the Securities and Exchange Commission on September 6, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.