Form 10-Q
period 2011-10-31
URBAN OUTFITTERS INC
filed 2011-12-12
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2011

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

Common stock, $0.0001 par value—144,201,664 shares outstanding on December 9, 2011.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2011	January 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$83,370	$340,257	$253,546
Marketable securities	46,649	116,420	250,078
Accounts receivable, net of allowance for doubtful accounts of $1,046, $1,015 and $1,538, respectively	46,830	36,502	47,653
Inventories	367,407	229,561	289,256
Prepaid expenses, deferred taxes and other current assets	64,074	81,237	59,073

Total current assets	608,330	803,977	899,606
Property and equipment, net	670,752	586,346	582,786
Marketable securities	129,146	351,988	186,202
Deferred income taxes and other assets	69,877	52,010	53,377

Total Assets	$1,478,105	$1,794,321	$1,721,971

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$134,480	$82,904	$114,967
Accrued expenses, accrued compensation and other current liabilities	130,590	128,120	123,061

Total current liabilities	265,070	211,024	238,028

Deferred rent and other liabilities	179,229	171,749	164,044

Total Liabilities	444,299	382,773	402,072

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 144,201,664, 164,413,427 and 163,914,628 shares issued and outstanding, respectively	15	17	17
Additional paid-in-capital	—	27,603	10,165
Retained earnings	1,041,847	1,394,190	1,318,952
Accumulated other comprehensive loss	(8,056)	(10,262)	(9,235)

Total Shareholders’ Equity	1,033,806	1,411,548	1,319,899

Total Liabilities and Shareholders’ Equity	$1,478,105	$1,794,321	$1,721,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales	$609,953	$573,592	$1,743,153	$1,605,712
Cost of sales, including certain buying, distribution and occupancy costs	393,850	337,599	1,102,595	934,152

Gross profit	216,103	235,993	640,558	671,560
Selling, general and administrative expenses	142,742	131,193	420,366	377,680

Income from operations	73,361	104,800	220,192	293,880
Other income, net	2,018	876	4,318	1,915

Income before income taxes	75,379	105,676	224,510	295,795
Income tax expense	24,700	32,570	78,514	98,075

Net income	$50,679	$73,106	$145,996	$197,720

Net income per common share:
Basic	$0.34	$0.44	$0.93	$1.18

Diluted	$0.33	$0.43	$0.91	$1.16

Weighted average common shares:
Basic	151,170,175	165,699,540	157,313,818	167,808,729

Diluted	153,434,811	168,575,637	159,751,493	171,228,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net income	$145,996	$197,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,708	74,856
Provision for deferred income taxes	(2,322)	(12,740)
Excess tax benefit on share-based compensation	(512)	(11,457)
Share-based compensation expense	8,344	7,426
Loss on disposition of property and equipment, net	857	11
Changes in assets and liabilities:
Receivables	(10,304)	(9,286)
Inventories	(137,657)	(102,611)
Prepaid expenses and other assets	2,151	38,256
Payables, accrued expenses and other liabilities	41,803	58,836

Net cash provided by operating activities	129,064	241,011

Cash flows from investing activities:
Cash paid for property and equipment	(139,566)	(106,742)
Cash paid for marketable securities	(97,180)	(253,571)
Sales and maturities of marketable securities	384,594	396,762

Net cash provided by investing activities	147,848	36,449

Cash flows from financing activities:
Exercise of stock options	3,511	11,379
Excess tax benefits from stock option exercises	512	11,457
Share repurchases	(538,311)	(204,723)

Net cash used in financing activities	(534,288)	(181,887)

Effect of exchange rate changes on cash and cash equivalents	489	(1,051)

(Decrease) increase in cash and cash equivalents	(256,887)	94,522
Cash and cash equivalents at beginning of period	340,257	159,024

Cash and cash equivalents at end of period	$83,370	$253,546

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$85,062	$76,940

Non-cash investing activities—Accrued capital expenditures	$27,465	$16,879

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

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

3. Comprehensive Income

The Company’s total comprehensive income is presented below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net income	$50,679	$73,106	$145,996	$197,720
Foreign currency translation	(1,405)	1,848	1,299	(209)
Unrealized (losses) / gains on marketable securities, net of tax	(991)	(94)	907	68

Comprehensive income	$48,283	$74,860	$148,202	$197,579

4. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2011, January 31, 2011 and October 31, 2010 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2011
Short-term Investments:
Corporate bonds	$15,846	$1	$(6 7)	$15,780
Municipal and pre-refunded municipal bonds	28,129	25	(21)	28,133
Certificate of deposit	735	—	—	735
Federal government agencies	2,000	1	—	2,001

	46,710	27	(88)	46,649

Long-term Investments:
Corporate bonds	65,626	261	(260)	65,627
Municipal and pre-refunded municipal bonds	36,041	311	(23)	36,329
Auction rate securities	23,650	—	(2,694)	20,956
Certificate of deposit	6,234	1	(1)	6,234

	131,551	573	(2,978)	129,146

	$178,261	$600	$(3,066)	$175,795

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2011
Short-term Investments:
Municipal and pre-refunded municipal bonds	$42,996	$48	$(9)	$43,035
Federal government agencies	40,842	80	—	40,922
Treasury bills	7,004	4	—	7,008
FDIC insured corporate bonds	23,489	66	—	23,555
Variable rate demand notes	1,900	—	—	1,900

	116,231	198	(9)	116,420

Long-term Investments:
Corporate bonds	137,540	173	(154)	137,559
Municipal and pre-refunded municipal bonds	143,711	216	(558)	143,369
Auction rate securities	33,250	—	(3,788)	29,462
Federal government agencies	18,225	30	(2)	18,253
Treasury bills	23,311	34	—	23,345

	356,037	453	(4,502)	351,988

	$472,268	$651	$(4,511)	$468,408

As of October 31, 2010
Short-term Investments:
Municipal and pre-refunded municipal bonds	$63,043	$99	$(5)	$63,137
Federal government agencies	73,592	180	—	73,772
Treasury bills	39,550	15	—	39,565
FDIC insured corporate bonds	41,528	151	—	41,679
Variable rate demand notes	31,925	—	—	31,925

	249,638	445	(5)	250,078

Long-term Investments:
Municipal and pre-refunded municipal bonds	153,409	732	(97)	154,044
Auction rate securities	33,850	—	(3,707)	30,143
Federal government agencies	2,004	11	—	2,015

	189,263	743	(3,804)	186,202

	$438,901	$1,188	$(3,809)	$436,280

Proceeds from the sale and maturities of available-for-sale securities were $384,594 and $396,762 for the nine months ended October 31, 2011 and 2010, respectively. The Company included in other income, net realized gains of $1,064 and $1,115 for the three and nine months ended October 31, 2011, respectively. The Company included in other income, net realized gains of $1 and net realized losses of $19 for the three and nine months ended October 31, 2010, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,776 and $6,105 for the three and nine months ended October 31, 2011 respectively. Amortization of discounts and premiums, net, resulted in charges of $2,223 and $6,552 for the three and nine months ended October 31, 2010, respectively.

As of October 31, 2011, the par value of the Company’s auction rate securities (“ARS”) was $23,650 and the estimated fair value was $20,956. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, the Company has collected all interest payable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their full recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement, in its entirety, falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company recognizes transfers between levels at the end of each reporting period. As of October 31, 2011 and October 31, 2010 there were no transfers of assets between levels. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of October 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$81,407	$—	$—	$81,407
Municipal and pre-refunded municipal bonds	—	64,462	—	64,462
Auction rate securities	—	—	20,956	20,956
Certificate of deposit	6,969	—	—	6,969
Federal government agencies	2,001	—	—	2,001

	$90,377	$64,462	$20,956	$175,795

	Marketable Securities Fair Value as of January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$137,559	$—	$—	$137,559
Municipal and pre-refunded municipal bonds	—	186,404	—	186,404
Auction rate securities	—	—	29,462	29,462
Federal government agencies	59,175	—	—	59,175
Treasury bills	30,353	—	—	30,353
FDIC insured corporate bonds	23,555	—	—	23,555
Variable demand notes	—	1,900	—	1,900

	$250,642	$188,304	$29,462	$468,408

	Marketable Securities Fair Value as of October 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$217,181	$—	$217,181
Auction rate securities	—	—	30,143	30,143
Federal government agencies	75,787	—	—	75,787
Treasury bills	39,565	—	—	39,565
FDIC insured corporate bonds	41,679	—	—	41,679
Variable rate demand notes	—	31,925	—	31,925

	$157,031	$249,106	$30,143	$436,280

As of October 31, 2011, all of the Company’s Level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $2,694, $3,788, and $3,707 as of October 31, 2011, January 31, 2011 and October 31, 2010, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended October 31, 2011	Fiscal Year Ended January 31, 2011	Three Months Ended October 31, 2010
Balance at beginning of period	$23,504	$33,505	$31,457
Total gains realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	327	332	161
Settlements	(2,875)	(4,375)	(1,475)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$20,956	$29,462	$30,143

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(2,694)	$(3,788)	$(3,707)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010
Balance at beginning of period	$29,462	$33,505
Total gains realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	1,094	413
Settlements	(9,600)	(3,775)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$20,956	$30,143
Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(2,694)	$(3,707)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

6. Line of Credit Facility

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. On October 31, 2011, the Company further amended the Line to revise certain financial covenants which included removing the limitation on share repurchases, as well as to join certain subsidiaries of the Company as additional borrowers and guarantors and release certain others. As of and during the nine months ended October 31, 2011, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $60,532 as of October 31, 2011. The available credit, including the accordion feature, under the Line was $114,468 as of October 31, 2011.

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

Share-based compensation expense included in the Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2011 and 2010 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Stock Options	$524	$1,085	$1,845	$3,091
Stock Appreciation Rights	243	172	756	172
Performance Share Units	2,682	1,642	5,726	4,163
Restricted Shares	11	—	17	—

Total	$3,460	$2,899	$8,344	$7,426

The Company recognized tax benefits related to stock options of $180 and $594 in its Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2011, respectively. The Company recognized tax benefits related to stock options of $369 and $928 in its Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2010, respectively.

The total share based awards issued and the weighted average fair value for the three and nine months ended October 31, 2011 and 2010 was as follows:

	Three Months Ended October 31, 2011		Three Months Ended October 31, 2010
	Awards Issued	Weighted Average Fair Value	Awards Issued	Weighted Average Fair Value
Stock Options	—	$—	20,500	$12.23
Stock Appreciation Rights	8,500	$9.87	487,600	$12.55
Performance Share Units	1,938,450	$16.28	390,300	$23.64
Restricted Shares	10,000	$20.08	—	$—

Total	1,956,950		898,400

	Nine Months Ended October 31, 2011		Nine Months Ended October 31, 2010
	Awards Issued	Weighted Average Fair Value	Awards Issued	Weighted Average Fair Value
Stock Options	100,000	$10.36	452,500	$12.07
Stock Appreciation Rights	8,500	$9.87	487,600	$12.55
Performance Share Units	1,938,450	$16.28	400,300	$24.03
Restricted Shares	10,000	$20.08	—	$—

Total	2,056,950		1,340,400

The total unrecognized compensation cost and the weighted average period in which the cost is expected to be recognized as of October 31, 2011 is as follows:

	October 31, 2011
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$7,049	2.3
Stock Appreciation Rights	4,187	3.9
Performance Share Units	52,031	4.5
Restricted Shares	208	4.5

Total	$63,475	4.2

8. Shareholders’ Equity

On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to 8,000,000 common shares. On November 16, 2010 and August 25, 2011, the Company’s Board of Directors approved two separate stock repurchase authorizations of 10,000,000 additional common shares. These additional authorizations supplemented the Company’s 2006 stock repurchase program.

During the three and nine months ended October 31, 2011, the Company repurchased and subsequently retired 13,326,354 common shares at a total cost of $322,318 and 20,491,530 common shares at a total cost of $538,311, respectively. The average cost per share of the repurchases for the three and nine months ended October 31, 2011 was $24.19 and $26.27, respectively, including commissions. During the three and nine months ended October 31, 2010, the Company repurchased and subsequently retired 4,273,267 common shares at a total cost of $132,735 and 6,288,447 common shares at a total cost of $200,737, respectively. The average cost per share of the repurchases for the three and nine months ended October 31, 2010 was $31.06 and $31.92, respectively, including commissions. During the nine months ended October 31, 2010, the Company repurchased and subsequently retired 112,770 common shares for $3,986 from an employee to meet a minimum statutory tax withholding requirement. As of October 31, 2011, there were no common shares available for repurchase under the program.

As a result of the share repurchase activity noted above, the Company reduced the balance of additional paid-in-capital to zero. Subsequent share repurchase activity was recorded as a reduction of retained earnings. During the nine months ended October 31, 2011, the Company reduced retained earnings by $498,339, related to these share repurchases.

9. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Basic weighted average shares outstanding	151,170,175	165,699,540	157,313,818	167,808,729
Effect of dilutive options, restricted stock and performance shares	2,264,636	2,876,097	2,437,675	3,420,154

Diluted weighted average shares outstanding	153,434,811	168,575,637	159,751,493	171,228,883

For the three months ended October 31, 2011 and 2010, options to purchase 4,688,250 common shares with an exercise price range of $27.45 to $39.58 and options to purchase 1,917,100 common shares with an exercise price range of $32.89 to $39.58, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. Furthermore, options to purchase 3,490,017 and 1,366,633 common shares were outstanding for the nine months ended October 31, 2011 and 2010, respectively, but were not included in the Company’s computation of diluted weighted average common shares and common share equivalents outstanding, because their effect would have been anti-dilutive. The price of the options ranged from $27.45 to $39.58 and $32.89 to $39.58 for the nine months ended October 31, 2011 and 2010, respectively.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 408 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “BHLDN” and “Terrain” and includes its direct marketing campaigns, which consisted of five catalogs and nine web sites as of October 31, 2011. The Company operates its retail stores and its direct marketing campaigns as a single operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for the three and nine months ended October 31, 2011 and October 31, 2010, respectively. The remainder is derived from the Company’s Wholesale segment, which distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide through its Free People brand.

The Company has aggregated its retail stores and associated direct marketing campaigns into a retail segment based upon their unique management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding inter-company charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities and other assets which are not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

The accounting policies of the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. Both the Retail and Wholesale segments are highly diversified. No one customer comprises more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	October 31, 2011	January 31, 2011	October 31, 2010
Inventories
Retail operations	$354,907	$213,420	$273,030
Wholesale operations	12,500	16,141	16,226

Total inventories	$367,407	$229,561	$289,256

Property and equipment, net
Retail operations	$667,346	$582,241	$578,519
Wholesale operations	3,406	4,105	4,267

Total property and equipment, net	$670,752	$586,346	$582,786

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales
Retail operations	$571,072	$539,095	$1,641,816	$1,516,130
Wholesale operations	41,320	35,938	108,097	93,124
Intersegment elimination	(2,439)	(1,441)	(6,760)	(3,542)

Total net sales	$609,953	$573,592	$1,743,153	$1,605,712

Income from operations
Retail operations	$69,270	$103,633	$220,420	$295,665
Wholesale operations	10,213	7,036	20,449	18,903
Intersegment elimination	3	(118)	(675)	(302)

Total segment operating income	79,486	110,551	240,194	314,266
General corporate expenses	(6,125)	(5,751)	(20,002)	(20,386)

Total income from operations	$73,361	$104,800	$220,192	$293,880

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2011	January 31, 2011	October 31, 2010
Property and equipment, net
Domestic operations	$549,998	$497,521	$505,411
Foreign operations	120,754	88,825	77,375

Total property and equipment, net	$670,752	$586,346	$582,786

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales
Domestic operations	$536,937	$510,636	$1,538,843	$1,440,293
Foreign operations	73,016	62,956	204,310	165,419

Total net sales	$609,953	$573,592	$1,743,153	$1,605,712

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, and continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments, changes in accounting standards and subjective assumptions, regulatory changes and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2011, filed on April 1, 2011. We disclaim any intent or obligation to update forward looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments; a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People, BHLDN and Terrain brands, whose merchandise is sold directly to our customers through our stores, web sites, catalogs and call centers. Our wholesale apparel segment consists of our Free People wholesale division that designs, develops, and markets young women’s contemporary casual apparel.

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

Retail Stores

As of October 31, 2011, we operated 187 Urban Outfitters stores, of which 153 were located in the United States, 10 were located in Canada and 24 were located in Europe. For the nine months ended October 31, 2011, we opened 11 new Urban Outfitters stores, 9 of which were located within the United States and 2 of which were located in Europe. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 31.9% and 5.5% of consolidated net sales, respectively, for the nine months ended October 31, 2011, compared to 32.1% and 5.0%, respectively, for the comparable period in fiscal 2011.

As of October 31, 2011, we operated 164 Anthropologie stores, of which 156 were located in the United States, 5 were located in Canada and 3 were located in Europe. During the nine months ended October 31, 2011, we opened 11 new Anthropologie stores, 9 of which were located within the United States, 1 of which was located in Canada, and 1 of which was located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 33.4% of consolidated net sales for the nine months ended October 31, 2011, compared to 36.0% for the comparable period in fiscal 2011. Anthropologie’s European stores accounted for less than 1% of total consolidated net sales for each of the nine months ended October 31, 2011 and October 31, 2010.

As of October 31, 2011, we operated 55 Free People stores, all of which were located in the United States. During the nine months ended October 31, 2011 we opened 13 new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years. Free People’s retail store net sales accounted for 2.7% of consolidated net sales for the nine months ended October 31, 2011, compared to 2.2% for the comparable period in fiscal 2011.

As of October 31, 2011, we operated 1 Terrain store which was located in Glen Mills, Pennsylvania. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. We anticipate opening a second Terrain store during fiscal 2013. Terrain’s store net sales accounted for less than 1% of consolidated net sales for each of the nine months ended October 31, 2011 and October 31, 2010.

In August 2011, we opened our first BHLDN store which is located in Houston, Texas. The BHLDN brand emphasizes every element that contributes to a wedding. The BHLDN store includes a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. We anticipate opening a second BHLDN store during fiscal 2013. BHLDN’s store net sales accounted for less than 1% of consolidated net sales for the nine months ended October 31, 2011.

For all brands combined, we plan to open approximately 57 new stores during fiscal 2012 which will include approximately 21 Urban Outfitters, 20 Free People, 15 Anthropologie and 1 BHLDN store.

Direct-to-consumer

Anthropologie offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Anthropologie stores. During the three months ended October 31, 2011 and October 31, 2010 we circulated approximately 5.1 million catalogs. We plan to circulate approximately 22.5 million catalogs during fiscal 2012, up from approximately 21.8 million catalogs circulated during fiscal 2011.

Our Anthropologie European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe. We circulated approximately 200,000 catalogs in Europe for the quarter ended October 31, 2011 compared to 75,000 catalogs circulated in the comparable prior year quarter. We plan to circulate approximately 560,000 catalogs during fiscal 2012, up from approximately 126,000 catalogs circulated during fiscal 2011.

Anthropologie operates a web site that accepts orders directly from consumers. The web site captures the spirit of the store by offering a similar yet broader array of women’s casual apparel and accessories, shoes, home furnishings, gifts and decorative items as found in our stores.

Anthropologie also operates a web site that targets our European customers. The web site captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment was provided by a third-party located in the United Kingdom until May 2011 when we transitioned our fulfillment and distribution operations over to separate distribution and fulfillment facilities located in Rushden, England, which we own and operate. We believe that these facilities will better support our European growth for the next several years.

Urban Outfitters offers a direct-to-consumer catalog that markets selected merchandise, much of which is also available in our Urban Outfitters stores. During the three months ended October 31, 2011, we circulated approximately 4.1 million catalogs compared to approximately 3.9 million catalogs during the comparable period in fiscal 2011. We plan to circulate approximately 15.3 million catalogs during fiscal 2012, up from approximately 14.2 million catalogs circulated during fiscal 2011.

Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe. During the three months ended October 31, 2011, we circulated approximately 560,000 catalogs. We plan to circulate approximately 730,000 catalogs during Fiscal 2012, up from approximately 200,000 circulated during Fiscal 2011.

Urban Outfitters operates a web site that accepts orders directly from customers. The web site captures the spirit of the store by offering a similar yet broader selection of merchandise as found in our stores.

Urban Outfitters also operates three web sites targeting our European customers. These web sites capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our stores. Fulfillment was provided by a third-party located in the United Kingdom until May 2011 when we transitioned our fulfillment and distribution operations over to separate distribution and fulfillment facilities located in Rushden, England, which we own and operate. We believe that these facilities will better support our European growth for the next several years.

Free People offers a direct-to-consumer catalog that markets selected merchandise, most of which is also available in our Free People stores. For the three months ended October 31, 2011, we circulated approximately 2.4 million catalogs compared to approximately 2.1 million catalogs during the comparable period in fiscal 2011. We plan to circulate approximately 8.7 million catalogs during fiscal 2012, up from approximately 7.6 million catalogs circulated during fiscal 2011 and intend to further increase the level of catalog circulation over the next few years.

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

BHLDN launched its website on February 14, 2011. The website accepts orders directly from customers and exposes consumers to all product offerings from the BHLDN brand.

Increases in our catalog circulation are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings.

We believe that our web sites increase the reputation and recognition of our brands with our target customers and help support the strength of our store operations. We plan on increasing our spending on investments in web marketing in fiscal 2012. These increases will be based on our continual evaluation of the customer’s response rate to our marketing investments.

Direct-to-consumer sales for all brands combined were approximately 19.4% of consolidated net sales for the nine months ended October 31, 2011 compared to 18.0% for the comparable period in fiscal 2011.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk, and our own Free People stores. Free People wholesale sales accounted for approximately 5.5% of consolidated net sales for the nine months ended October 31, 2011 compared to 5.1% for the comparable period in fiscal 2011.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2011. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales return reserve would be adjusted in the future. As of October 31, 2011, January 31, 2011 and October 31, 2010, reserves for estimated sales returns in-transit totaled $9.8 million, $11.4 million and $10.2 million, representing 2.2%, 3.0% and 2.5% of total liabilities, respectively.

Marketable Securities

Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that are held at amortized cost and that we have both the intent and the belief that it is not likely that we will be required to sell the debt security prior to its maturity and recovery of full amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as non-current have maturity dates greater than one year from the balance sheet date. Available for sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets. All of our marketable securities as of October 31, 2011, January 31, 2011 and October 31, 2010 were classified as available-for-sale.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at October 31, 2011, January 31, 2011, and October 31, 2010 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Inventories as of October 31, 2011, January 31, 2011 and October 31, 2010 totaled $367.4 million, $229.6 million and $289.3 million, representing 24.9%, 12.8% and 16.8% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our condensed consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2011, January 31, 2011 and October 31, 2010 totaled $670.8 million, $586.3 million and $582.8 million, respectively, representing 45.4%, 32.7% and 33.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2011 and 2010, as well as for fiscal 2011, write downs of long-lived assets were not material.

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

As of October 31, 2011, all of our stores opened in excess of three years are expected to generate positive annual cash flow before allocation of corporate overhead.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of October 31, 2011, January 31, 2011 and October 31, 2010 totaled $54.0 million, $52.1 million and $54.0 million, representing 3.7%, 2.9% and 3.1% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the condensed consolidated statement of income. Valuation allowances as of October 31, 2011, January 31, 2011 and October 31, 2010 were $2.7 million, $2.6 million and $2.2 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the condensed consolidated statement of income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	64.6	58.9	63.2	58.2

Gross profit	35.4	41.1	36.8	41.8
Selling, general and administrative expenses	23.4	22.8	24.2	23.5

Income from operations	12.0	18.3	12.6	18.3
Other income, net	0.4	0.1	0.3	0.1

Income before income taxes	12.4	18.4	12.9	18.4
Income tax expense	4.1	5.7	4.5	6.1

Net income	8.3%	12.7%	8.4%	12.3%

Three Months Ended October 31, 2011 Compared To Three Months Ended October 31, 2010

Net sales in the third quarter of fiscal 2012 increased by 6.3% to $610.0 million, from $573.6 million in the third quarter of fiscal 2011. The $36.4 million increase was attributable to a $32.0 million, or 5.9%, increase in retail segment net sales and a $4.4 million, or 12.7%, increase in our wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the three months ended October 31, 2011 accounted for 93.6% of total net sales compared to 94.0% of total net sales for the three months ended October 31, 2010.

The growth in our retail segment net sales during the third quarter of fiscal 2012 was driven by increases of $43.3 million in non-comparable and new store net sales and a $17.5 million, or 16.5%, increase in direct-to-consumer net sales. These increases were partially offset by a $28.8 million, or 7.0%, decrease in comparable store net sales. Our total company comparable retail segment net sales decrease of 2.6% was comprised of decreases of 6.6% and 0.4% at Anthropologie and Urban Outfitters, respectively, partially offset by a an increase of 14.1% at Free People. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 72 new or existing stores during the third quarter of fiscal 2012 that were not in operation for the full comparable quarter last fiscal year. Comparable store net sales decreases for the third quarter of fiscal 2012 were primarily due to a decrease in transactions, units per transaction and lower average unit sales prices. The direct-to-consumer net sales increase was driven by increased traffic to our web sites combined with an increase in average order value, which more than offset a decline in the conversion rate. Thus far during the fourth quarter of fiscal 2012, comparable retail segment net sales are mid single-digit positive.

The increase in our wholesale segment net sales during the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, was due to a $5.8 million, or a 17.8%, increase at Free People wholesale driven by an increase in transactions and slightly higher average unit sales prices. Our wholesale segment net sales increase was partially offset by a $1.4 million decline in Leifsdottir net sales resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012.

Gross profit as a percentage of net sales for the third quarter of fiscal 2012 decreased to 35.4% of net sales from 41.1% of net sales in the comparable period in fiscal 2011. The decrease in the gross profit percentage during the third quarter of fiscal 2012 was principally due to increased merchandise markdowns to clear slow-moving women’s apparel inventory at both Anthropologie and Urban Outfitters, as well as occupancy deleverage caused by negative comparable store sales. Gross profit for the third quarter of fiscal 2012 decreased by $19.9 million, or 8.4%, to $216.1 million from $236.0 million in the comparable quarter in fiscal 2011. The decrease was primarily due to lower merchandise margins resulting from higher markdowns. Total inventories at October 31, 2011 increased by $78.1 million, or 27.0%, to $367.4 million from $289.3 million at October 31, 2010. This increase was primarily due to higher comparable retail segment inventory (which includes our direct-to-consumer channel), which increased by 18% at cost while total comparable store inventory increased by 13% at cost. The balance of the total inventory increase was driven by the acquisition of inventory to stock new retail stores.

Selling, general and administrative expenses as a percentage of net sales increased during the third quarter of fiscal 2012 to 23.4% of net sales, compared to 22.8% of net sales for the third quarter of fiscal 2011. The increase in percentage was primarily due to the deleverage of direct selling and supervisory costs, driven by negative comparable sales. Selling, general and administrative expenses, in the third quarter of fiscal 2012, increased by $11.5 million, to $142.7 million, from $131.2 million in the third quarter of fiscal 2011. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 12.0% of net sales, or $73.4 million, for the third quarter of fiscal 2012 compared to 18.3% of net sales, or $104.8 million, for the third quarter of fiscal 2011.

Our effective tax rate, for the third quarter of fiscal 2012, increased to 32.8% of income before income taxes compared to 30.8% of income before income taxes for the third quarter of fiscal 2011. The prior year comparable period effective tax rate was favorably affected by certain non-recurring items.

Nine Months Ended October 31, 2011 Compared To Nine Months Ended October 31, 2010

Net sales for the nine months ended October 31, 2011 increased by $137.4 million, or 8.6%, to $1.74 billion from $1.61 billion in the comparable period of fiscal 2011. This increase was attributable to a $125.6 million, or 8.3%, increase in retail segment net sales in addition to an $11.8 million, or 13.1%, increase in wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the nine months ended October 31, 2011 accounted for 94.2% of total net sales compared to 94.4% of total net sales for the nine months ended October 31, 2010.

The growth in our retail segment net sales during the nine months ended October 31, 2011 was driven by increases of $128.8 million in non-comparable and new store net sales, and a $49.5 million, or 17.2%, increase in direct-to-consumer net sales. These increases were partially offset by a $52.7 million, or 4.6%, decrease in comparable store sales. Our total company comparable retail segment net sales decreased 0.8% due to a 4.4% decrease at Anthropologie partially offset by increases of 20.1% and 0.7% at Free People and Urban Outfitters, respectively. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 88 new or existing stores that were not in operation for the full comparable period last fiscal year. Comparable store net sales decreases for the first nine months of fiscal 2012 were primarily due to a decrease in transactions and lower units per transaction partially offset by higher average unit sales prices. Direct-to-consumer net sales, during the first nine months of fiscal 2012, increased over the comparable prior year period driven by increased traffic to our web sites combined with an increase in average order value, which more than offset a decline in the conversion rate.

The increase in our wholesale segment net sales during the first nine months of fiscal 2012, as compared to the comparable period in fiscal 2011, was due to a $13.5 million, or a 16.4%, increase at Free People wholesale driven by an increase in transactions and higher average unit sales prices. Our wholesale segment net sales increase was partially offset by a $1.7 million decline in Leifsdottir net sales resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012.

Gross profit percentage for the nine months ended October 31, 2011 decreased to 36.8% of net sales from 41.8% of net sales in the comparable period in fiscal 2011. The decrease in the gross profit percentage was principally due to increased merchandise markdowns to clear slow-moving inventory, primarily associated with women’s apparel at Anthropologie and Urban Outfitters. Gross profit for the nine months ended October 31, 2011 decreased by $31.0 million, or 4.6%, to $640.6 million from $671.6 million in the comparable quarter in fiscal 2011. This decrease was primarily related to lower merchandise margins resulting from higher markdowns.

Selling, general and administrative expenses as a percentage of net sales increased for the nine months ended October 31, 2011 to 24.2% of net sales compared to 23.5% of net sales for the comparable period in fiscal 2011. The increase was primarily due to higher e-commerce and related catalog investments, as well as, the deleverage of direct selling and supervisory costs driven by negative comparable store sales. Selling, general and administrative expenses for the nine months ended October 31, 2011 increased by $42.7 million, or 11.3%, to $420.4 million from $377.7 million in the comparable period in fiscal 2011. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 12.6% of net sales, or $220.2 million, during the nine months ended October 31, 2011 compared to 18.3% of net sales, or $293.9 million, for the comparable period in fiscal 2011.

Our effective tax rate increased to 35.0% of income before income taxes for the nine months ended October 31, 2011 from 33.2% of income before income taxes for the comparable period of fiscal 2011. The prior year comparable period effective tax rate was favorably affected by certain non-recurring items. We are planning for our annual effective tax rate to be approximately 36% of income before income taxes for the full year for fiscal 2012.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $259.2 million as of October 31, 2011, as compared to $808.7 million as of January 31, 2011 and $689.8 million as of October 31, 2010. Cash provided by operating activities for the nine months ended October 31, 2011 decreased by $111.9 million to $129.1 million from $241.0 million for the nine months ended October 31, 2010. This decrease in cash provided by operating activities during the third quarter of fiscal 2012 versus the third quarter of fiscal 2011, was primarily due to a decrease in net income and an increase in inventory, primarily to stock new retail stores. Our working capital was $343.3 million at October 31, 2011 compared to $593.0 million at January 31, 2011 and $661.6 million at October 31, 2010.

Cash provided by investing activities for the nine months ended October 31, 2011 was $147.8 million, primarily resulting from sales and maturities of marketable securities used to fund share repurchases, partially offset by cash paid for property and equipment and purchases of marketable securities. Cash paid for property and equipment for the nine months ended October 31, 2011 and 2010 was $139.6 million and $106.7 million, respectively, and was mainly used to expand and support our store base and our distribution and fulfillment facilities.

Cash used in financing activities for the nine months ended October 31, 2011 was $534.3 million, which primarily related to share repurchases during the period.

During the last two years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to repurchase shares of our common stock, open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, technology, warehouse and distribution facilities, our home office facilities and our international subsidiaries.

We believe net cash provided by operating activities during fiscal 2012, combined with available cash on hand will be used primarily to construct and open approximately 57 new stores, renovate certain existing stores, complete construction of our distribution and fulfillment facilities in Rushden, England, continue construction of our distribution and fulfillment facility in Reno, Nevada, upgrade our systems, increase our brand marketing investments, including catalog circulation, and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2012 to a range of approximately $180 million to $190 million. We believe that our new store, catalog and inventory investments have the ability to generate positive cash flow within a year. We believe improvements to our home office, distribution and fulfillment facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brands.

On February 28, 2006, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to 8.0 million common shares. On November 16, 2010 and August 25, 2011, our Board of Directors approved two separate stock repurchase authorizations of 10 million additional common shares. These additional authorizations supplemented our 2006 stock repurchase program.

During the three and nine months ended October 31, 2011, we repurchased and subsequently retired 13.3 million common shares at a total cost of $322.3 million and 20.5 million common shares at a total cost of $538.3 million, respectively. The average cost per share of the repurchases for the three and nine months ended October 31, 2011 was $24.19 and $26.27 per share, respectively, including commissions. During the three and nine months ended October 31, 2010, we repurchased and subsequently retired 4.3 million common shares at a total cost of $132.7 million and 6.3 million common shares at a total cost of $200.7 million, respectively. The average cost per share of the repurchases for the three and nine months ended October 31, 2010 was $31.06 and $31.92 respectively, including commissions. During the nine months ended October 31, 2010, we repurchased and subsequently retired 112,770 common shares for $4.0 million from an employee to meet a minimum statutory tax withholding requirement. As of October 31, 2011, no common shares were available for repurchase under the program.

On April 25, 2011, we amended our line of credit facility (the “Line”) with Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On October 31, 2011, we further amended the Line to revise certain financial covenants which included removing the limitation on share repurchases, as well as to join certain of our subsidiaries as additional borrowers and guarantors and release certain others. As of and during the nine months ended October 31, 2011, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $60.5 million as of October 31, 2011. The available credit, including the accordion feature, under the Line was $114.5 million as of October 31, 2011. We expect the Line to satisfy our credit needs through at least fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2011, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2011 and 2010, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, corporate bonds, Federal Government Agencies, pre-refunded tax-exempt municipal bonds rated “A” or better, certificates of deposit, FDIC insured corporate bonds, auction rate securities (“ARS”) rated “A” or better, which bear interest at variable rates, and treasury bills. Due to the average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the condensed consolidated financial statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Our ARS are invested in “A” or better rated issuances that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a par value and fair value of $23.7 million and $21.0 million as of October 31, 2011, $33.3 million and $29.5 million as of January 31, 2011 and $33.9 million and $30.1 million as of October 31, 2010, respectively. As of October 31, 2011, all of the ARS we held failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $2.7 million of temporary impairment on our ARS as of October 31, 2011, $3.8 million as of January 31, 2011 and $3.7 million as of October 31, 2010. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as non-current assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A summary of the repurchase activity under the 2006 stock repurchase program, including additional subsequent authorizations, for the quarter ended October 31, 2011 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1],2,3
August 1, 2011 through August 31, 2011	3,326,357	$26.51	3,326,357	9,999,997
September 1, 2011 through September 30, 2011	5,838,770	$23.98	5,838,770	4,161,227
October 1, 2011 through October 31, 2011	4,161,227	$22.62	4,161,227	—

Total Fiscal 2012 Third Quarter	13,326,354		13,326,354	—

[1]

On March 9, 2006 the Company announced the February 28, 2006 Board of Directors approval of a stock repurchase program that authorized the repurchase of up to 8,000,000 common shares subject to prevailing market conditions. The program has no expiration date. As of October 31, 2011, repurchases under this portion of the program were complete.

[2]

On November 16, 2010, the Company’s Board of Directors authorized the repurchase of 10,000,000 additional shares of the Company’s common stock subject to prevailing market conditions. This authorization supplemented the Company’s 2006 stock repurchase program. As of October 31, 2011, repurchases under this portion of the program were complete

[3]

On August 25, 2011 the Company’s Board of Directors authorized the repurchase of 10,000,000 additional shares of the Company’s common stock subject to prevailing market conditions. This authorization supplemented the Company’s 2006 stock repurchase program. As of October 31, 2011, there were no shares available for repurchase under the program.

Item 5.	Other Information

On August 16, 2011, the Compensation Committee of the Board of Directors of the Company, consistent with the Company’s prior compensation practices, approved incentive equity awards composed of performance based restricted stock units (PSUs) to officers of the Company pursuant to the Company’s shareholder-approved 2008 Stock Incentive Plan. Each PSU represents a contingent right to receive one of the Company’s common shares. The equity awards issued to the Company’s named executive officers were as follows:

Name	PSUs awarded
Eric Artz Chief Financial Officer	50,000

Wendy McDevitt President, Terrain	65,000

Wendy Wurtzburger Chief Merchandising and Design Officer, Anthropologie	80,000

The PSUs are eligible to vest on August 16, 2016, contingent on the continued employment of the reporting person through such date and the satisfaction of the requirement that the average closing price of the Company’s common shares be at least $35.00 during the six month period before the vesting date; provided, however, that the number of PSUs that vest is limited to the number of PSUs on the day before the vesting date equal to five times the fair market value of the award on the grant date.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1	Amendment No. 5 to Amended and Restated Credit Agreement dated October 31, 2011 is incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 4, 2011.

10.2*	2008 Plan – Form of Performance/Restricted Stock Unit Agreement.

10.3*	2008 Plan – Form of Stock Appreciation Right Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months and nine months ended October 31, 2011, filed with the Securities and Exchange Commission on December 12, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2011

URBAN OUTFITTERS, INC.

By:	/s/ GLEN T. SENK
Glen T. Senk Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2011

URBAN OUTFITTERS, INC.

By:	/s/ ERIC ARTZ
Eric Artz Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1	Amendment No. 5 to Amended and Restated Credit Agreement dated October 31, 2011 is incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 4, 2011.

10.2*	2008 Plan – Form of Performance/Restricted Stock Unit Agreement.

10.3*	2008 Plan – Form of Stock Appreciation Right Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months and nine months ended October 31, 2011, filed with the Securities and Exchange Commission on December 12, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.