Form 10-K
period 2012-01-31
URBAN OUTFITTERS INC
filed 2012-04-02
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $3,956,641,654.

The number of shares outstanding of the registrant’s common stock on March 27, 2012 was 144,706,907.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in item 1A of this Form 10-K. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN brands. We also operate a wholesale segment under the Free People brand. We have over 41 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified store environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce websites, www.urbanoutfitters.com, www.anthropologie.com, www.freepeople.com, www.urbanoutfitters.co.uk, www.urbanoutfitters.de, www.urbanoutfitters.fr, www.anthropologie.eu, www.shopterrain.com and www.bhldn.com and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 15% over the past five years, with sales of approximately $2.5 billion in fiscal 2012.

We opened our first store in 1970 near the University of Pennsylvania campus in Philadelphia, Pennsylvania. We were incorporated in Pennsylvania in 1976, and opened our second store in Harvard Square, Cambridge, Massachusetts in 1980. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We started doing business in Europe in June 1998, with our first

European Urban Outfitters store located in London. We opened our first Free People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002. We opened our first Terrain garden center in Glen Mills, Pennsylvania in April 2008. We opened our first European Anthropologie store in London in October 2009. In August 2011, we opened our first BHLDN store in Houston, Texas.

In 1984 we established the Free People wholesale division to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2012 ended on January 31, 2012.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website, www.urbanoutfittersinc.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We will voluntarily provide electronic or paper copies (other than exhibits) of our filings free of charge upon written request. You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

Retail Stores

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,000 square feet of selling space, and typically carry an estimated 55,000 to 60,000 stock keeping units (“SKUs”). Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. As of January 31, 2012, we operated 197 Urban Outfitters stores in North America and Europe, as well as four websites and the Urban Outfitters catalog. We plan to open approximately 23 Urban Outfitters stores, globally, in fiscal 2013. Urban Outfitters’ North American and European store sales accounted for approximately 31.4% and 5.9% of consolidated net sales, respectively, for fiscal 2012.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,200 square feet of selling space, typically carry an estimated 45,000 to 50,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. As of January 31, 2012, we operated 168 Anthropologie stores in North America and Europe, as well as two websites and the Anthropologie catalog. We plan to open approximately 14 Anthropologie stores, globally, in fiscal 2013. Anthropologie’s North American and European store sales accounted for approximately 32.8% and 0.9% of consolidated net sales, respectively, for fiscal 2012.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. Free People retail stores average approximately 1,400 square feet of selling space, carry up to 7,000 SKUs and are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. As of January 31, 2012, we operated 62 Free People stores in the United States, as well as a website and the Free People catalog. We plan to open approximately 16 new Free People stores in fiscal 2013. Free People retail store sales accounted for approximately 2.7% of our consolidated net sales for fiscal 2012.

Terrain. Terrain is designed to appeal to men and women interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and free standing site, inspired by the ‘greenhouse.’ Our Terrain garden center operates approximately 20,000 square feet of enclosed selling space as well as approximately two acres of outdoor seasonal selling space used for its offering of lifestyle home and garden products, antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design service solutions in addition to operating a website. Terrain retail sales accounted for less than 1% of our consolidated net sales for fiscal 2012. As of January 31, 2012, we operated one Terrain garden center and plan on opening a second Terrain garden center during the first half of fiscal 2013.

BHLDN. In August 2011, we opened our first BHLDN store in Houston, Texas. The BHLDN brand emphasizes every element that contributes to a wedding. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The store has approximately 3,400 square feet of selling space and is located in a specialty retail center. BHLDN retail sales accounted for less than 1% of our consolidated net sales for fiscal 2012. As of January 31, 2012, we operated one BHLDN store, as well as a website, and we opened a second BHLDN store in Chicago, Illinois during the first quarter of fiscal 2013.

Direct-to-Consumer

We operate a Direct-to-Consumer channel which generates sales directly through our websites and catalogs. We also believe that our Direct-to-Consumer channel increases the reputation and recognition of our brands with our target customers and help support and strengthen our store operations. Direct-to-Consumer sales for all brands combined, increased 1.3% to approximately 20.4% of consolidated net sales in fiscal 2012, as compared to fiscal 2011.

We believe that our web marketing and social media initiatives are a significant contributor to our Direct-to-Consumer sales growth. For fiscal 2013 we plan to increase our investment in web marketing and social media initiatives for all of our brands. These increases will be based on our continual evaluation of the customer’s response rate to web marketing initiatives.

During fiscal 2012 we circulated approximately 47.9 million catalogs across all brands. Our catalog circulation levels are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our Direct-to-Consumer customers to determine which customers respond to our catalog mailings. Accordingly, we plan to decrease our catalog circulation to approximately 44.7 million catalogs across all brands in fiscal 2013.

Anthropologie. Anthropologie operates a website, which accepts orders directly from customers. The website captures the spirit of the store by offering a similar yet broader array of women’s casual apparel and accessories, shoes, home furnishings, gifts and decorative items as found in our stores. Anthropologie also offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores.

Anthropologie operates a website targeting our European customers. The website captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our European stores. Our Anthropologie European customers are also offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe.

Urban Outfitters. Urban Outfitters operates a website that accepts orders directly from customers. The website captures the spirit of the store by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Urban Outfitters stores.

Urban Outfitters operates three websites targeting our European customers. These websites capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our European stores. Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe.

Free People. Free People operates a website that accepts orders directly from customers. The website exposes consumers to a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores.

Terrain. Terrain operates a website that accepts orders directly from customers. The website exposes consumers to a portion of the product assortment found at the Terrain retail store.

BHLDN. BHLDN launched its website on February 14, 2011. The website accepts orders directly from customers and exposes consumers to all product offerings of the BHLDN brand.

Wholesale Operations

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. During fiscal 2012, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk and our own Free People stores. Free People currently sells its merchandise under our Free People and other labels. We also distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening of our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, which helps us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles and Chicago. Free People wholesale sales accounted for approximately 5.1% of consolidated net sales for fiscal 2012.

In addition to selling its merchandise to specialty retailers, Free People wholesale also shares production sourcing with our retail segment. Free People employs its own senior and creative management staff, but shares business support services with the retail segment.

Store Environment

We create a unified environment in our stores that establishes an emotional bond with the customer. Every element of the environment is tailored to the aesthetic preferences of our target customers. Through creative design, much of the existing retail space is modified to incorporate a mosaic of fixtures, finishes and revealed architectural details. In our stores, merchandise is integrated into a variety of creative vignettes and displays designed to offer our customers an entire look at a distinct lifestyle. This dynamic visual merchandising and display technique provides the connection among the store design, the merchandise and the customer. Essential components of the ambiance of each store may include playing music that appeals to our target customers, using unique signage and employing a staff that understands and identifies with the target customer.

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including, in many stores, in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are at times placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2012 were located in specialty retail centers, upscale street locations and enclosed shopping malls.

Our Urban Outfitters stores are at times located in unconventional retail spaces, including a former movie theater, a bank and a stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2012 were located in upscale street locations, specialty retail centers and enclosed shopping malls.

Our Free People retail stores opened to date are primarily located in enclosed shopping malls, specialty retail centers and upscale street locations.

For our Anthropologie, Urban Outfitters and Free People stores, we plan to implement a location expansion strategy in fiscal 2013 similar to our strategy in fiscal 2012.

Our Terrain garden center is a free-standing location on ten acres of land with street-front view and access. We plan on opening a second Terrain garden center during the first half of fiscal 2013.

Our Houston BHLDN store is located in a specialty retail center. We opened a second BHLDN store in Chicago located in an upscale street location during the first quarter of fiscal 2013.

Buying Operations

Maintaining a constant flow of fashionable merchandise for our retail segment is critically important to the ongoing performance of our stores and direct-to-consumer operations. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount and timing of products offered. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including social media, music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, websites and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories and an eclectic mix of apartment wares and gifts. Product offerings in our Anthropologie stores, websites and catalogs include women’s casual apparel and accessories, shoes, as well as home furnishings and an eclectic diverse array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, website and catalog offer a showcase for casual women’s apparel, intimates, shoes, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our Terrain garden center and website offers lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Our BHLDN retail store and website offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores almost daily.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts that each have a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN store includes a combination of some or all of the following positions; a visual manager, several department managers and full and part-time sales and visual staff. The staff of a typical Anthropologie store may also include a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. A Terrain garden center may also include merchandise care and maintenance staff. The staff of a BHLDN store also includes a product, bridal and event manager, appointment stylist and a category specialist.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites and catalogs. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, creative store design, broad merchandise selection and visual presentation are key enticements for customers to enter and explore our stores and buy merchandise. Consequently, we rely on these factors, as well as the brand recognition created by our direct marketing activities, to draw customers into our stores, rather than on traditional forms of advertising such as print, radio and television media. Marketing activities for each of our retail store concepts include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are increasingly active in the burgeoning arena of social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Facebook and Twitter, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, war, acts of terrorism, natural disasters, financial or political instability in any of the countries in which goods we purchase are manufactured, trade restrictions in the form of tariffs or quotas, or both, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2012, we purchased from approximately 3,400 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution facility in Lancaster County, Pennsylvania that receives and distributes approximately half of our retail store merchandise. This facility provides distribution services to our east coast retail stores at a favorable freight cost per unit, and provides for faster turnaround from selected vendors. This facility has an advanced computerized material handling system and is located approximately 65 miles from our home offices in Philadelphia, Pennsylvania. We also lease a 214,500 square foot distribution center located in Reno, Nevada, that receives and distributes the remaining half of our retail store merchandise. This facility provides distribution services to our west coast retail stores at a favorable freight cost per unit, and provides for faster turnaround from selected vendors.

We lease a 459,000 square foot fulfillment center located in Trenton, South Carolina. Currently, this facility houses the majority of merchandise distributed through our wholesale and direct-to-consumer channels. This building significantly expanded our fulfillment capacity and provides us with future opportunities for additional growth as it becomes necessary. This facility also utilizes an automated material handling system. The property currently accommodates all direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, customer contact operations and customer shipping.

In April 2011 we purchased land and began construction on a 463,000 square foot fulfillment center also located in Reno, Nevada. This facility, which we will own and operate, will be used primarily to house and distribute merchandise to our western United States direct-to-consumer customers, significantly improving our fulfillment capability. The facility will include automated material handling systems as well as a data center. We anticipate construction to be completed and the facility to be operational during fiscal 2013.

In May 2011, we transitioned the fulfillment and distribution operations for our European stores and direct-to-consumer channel from a third party provider over to separate, independently operated, distribution and fulfillment facilities located in Rushden, England. Our 98,000 square foot distribution facility supports our entire European store base and has a state-of-the-art material handling system. Our 142,000 square foot fulfillment facility, which supports our entire European direct-to-consumer channel, has an advanced cross belt sorter. We believe both of these facilities will support our European growth for the next several years.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning, buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line (DSL) network to our home offices. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Urban Outfitters, Free People, Terrain and BHLDN retail websites and the Anthropologie, Free People and Urban Outfitters catalogs, maintain separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. The Free People wholesale segment uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have contracted with a nationally recognized company to provide disaster recovery services with respect to our key systems.

During fiscal 2012 we successfully completed the implementation of our warehousing software system at our Lancaster County, Pennsylvania and Reno, Nevada, retail store distribution centers and it is now deployed across all of our of our distribution facilities worldwide. This software system provides us with a more granular, real-time view of our inventory globally.

During fiscal 2012 we completed the implementation of an Order Management System (“OMS”) for all of our brands. The new OMS significantly improves our ability to serve both our store and online customers and provides for substantial improvements in our back office administration as it relates to supply chain, fulfillment and inventory control. Furthermore, it integrates inventory visibility regardless of the channel in which the merchandise was received or sold.

During fiscal 2010, we began work on a supply chain management software upgrade that provides us greater visibility into our supply chain process. Additionally, it provides for standardized commercial invoicing that will be automatically matched to the related purchase order. We completed Phase I of this project in fiscal 2011, which included benefits such as a single consistent view of all purchase orders to our vendors regardless of business segment. Phase II, which includes the implementation of a sourcing management module, is anticipated to be completed during the third quarter of fiscal 2013. This functionality allows our production department to receive component level cost options and work-in-process updates from our vendors in real time

Competition

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN stores compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie, Free People and BHLDN stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors.

Along with certain retail segment factors noted above, other key competitive factors for our direct-to-consumer operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and website design and availability. Our direct-to-consumer operations compete against numerous websites and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites.

Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have a wider distribution network. In addition, certain of our wholesale competitors have greater name recognition, financial and other resources.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters”, “Anthropologie”, “Free People”, “BHLDN”, “Terrain”, “BDG Guaranteed Tough”, “Co-Operative”, “Deletta”, “Ecote”, “Eloise”, “Idra”, “Intimately Free People”, “Odille”, “Urban Renewal” and “Urbn.com”. Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2012, we employed approximately 17,000 people, approximately 41% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the wholesale segment and the remaining 99% work in our retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the retail segment and the wholesale segment. See Note 14, “Segment Reporting,” in the notes to our consolidated financial statements for additional information.

Financial Information about Geographical Areas

See Note 14, “Segment Reporting,” in the notes to our consolidated financial statements for information regarding net sales from domestic and foreign operations and long-lived assets.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending remains uncertain and may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, the European debt crisis and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The current downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect the number of specialty retail businesses and their ability to purchase merchandise from our wholesale segment. It is difficult to predict how long the current uncertain economic, capital and credit market conditions will continue and what impact they will have on our business.

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

We may not be successful expanding our business internationally.

Our current growth strategy also includes plans to continue to open new stores internationally over the next several years. We have limited prior experience operating internationally, where we face established competitors. International stores have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ internationally, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with these we currently anticipate. Additionally, our ability to conduct business internationally may be adversely impacted by political and economic risks, as well as the global economy. Any differences that we encounter as we expand internationally, may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

Existing and increased competition in the specialty retail, direct-to-consumer and wholesale apparel businesses may reduce our net revenues, profits and market share.

The specialty retail segment and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Our Anthropologie, Free People and BHLDN stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping in our retail segment. We strive to offer a multichannel shopping experience for our Direct-to-Consumer customers and use social media as a way to interact with our customers and enhance their shopping experiences. Multichannel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. In addition, some of our suppliers offer products directly to consumers and certain of our competitors. Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings, many of whose products have wider distribution than ours. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to difficult economic conditions our competitors may force a markdown or promotional sales environment which could hurt our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business.

We believe that we have benefited substantially from the leadership and experience of our senior executives, including our President and co-founder, Chairman of the Board and Chief Executive Officer, Richard A. Hayne. The loss of the services of any of our senior executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. In addition, if our senior executives do not fully integrate within the structure of our management team and core business, we may be adversely affected. We do not have an employment agreement with Mr. Hayne, or any of our other key personnel. In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our ability to increase revenue and could otherwise harm our business.

We could be materially and adversely affected if any of our distribution centers are closed.

We operate four distribution facilities worldwide to support our retail and wholesale business segments in the United States, Western Europe and Canada, and for fulfillment of catalog and website orders. The merchandise purchased for our United States and Canadian retail operations is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada while merchandise purchased for our direct-to-consumer and wholesale operations is shipped directly to our fulfillment center in Trenton, South Carolina. We plan to open an additional 463,000 square foot fulfillment center in Reno, Nevada, in fiscal 2013 that will further support our direct-to-consumer channel. The merchandise purchased for our Western Europe retail and direct-to-consumer operations is shipped to Rushden, England. If any of our distribution centers were to close for any reason, or we are unable to successfully open the additional distribution facility, the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to re-open or replace the center.

We rely significantly on international sources of production.

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

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on international sources of production” on page 13. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and website orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

We may not be successful in introducing additional store concepts.

We may, from time to time, seek to develop and introduce new concepts or brands in addition to our established brands, Urban Outfitters, Anthropologie and Free People. Our ability to succeed in Terrain, BHLDN, and other new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.

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

Our Direct-to-Consumer sales are subject to operational risk.

We sell merchandise, directly to our customers through our websites. Our Direct-to-Consumer operations are subject to numerous risks, including reliance on third party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. If our websites were disrupted for any material length of time for the reasons described above or any other reasons, our sales and profitability may suffer. There is no assurance that our Direct-to-Consumer operations will continue to achieve sales and profitability growth.

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

Our Auction Rate Securities (“ARS”) represent interests in municipal and student loan related collateralized debt obligations, all of which are rated ‘A” or better and are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Historically, investments in ARS have been highly liquid, however, if an auction for the securities we own fails, the investments may not be readily convertible. Liquidity for ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with failed auctions will not be available until either a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process or the debt obligation reaches its maturity. Our ARS had an amortized cost of $23.0 million and a fair value of $20.2 million as of January 31, 2012. As of January 31, 2012 all of our ARS have failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded a $2.8 million temporary impairment on our ARS as of January 31, 2012. To date, we have collected all interest receivable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. We do not have the intent to sell the underlying securities prior to their recovery and we believe it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. We cannot assure that further impairment to our ARS will not occur.

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

We are subject to numerous regulations and legal matters that could adversely affect our business.

We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. Moreover, legal actions may be filed against us from time to time, including class actions. These actions may assert commercial, tort, intellectual property, customer, employment, data privacy, securities or other claims. We may also be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, the market price of our common shares, or our results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. In fiscal 2011, we completed a 54,000 square foot expansion of our home office and currently occupy 282,000 square feet. We hold options on several adjacent buildings that are available for at least the next ten years to allow for additional expansion if necessary. During fiscal 2013 we plan to begin construction on two buildings which will expand our home offices an additional 77,000 square feet to accommodate our growth. We expect each of these buildings to be completed by the first quarter of fiscal 2014.

Our customer contact center is located in Trenton, South Carolina as part of our 459,000 square foot fulfillment center, and occupies approximately 16,000 square feet. We occupy two offices in Europe including approximately 6,900 square feet of space at 24 Market Place in London and approximately 3,500 square feet of space at 24-26 West Street in London. Our European home offices are leased properties with varying lease term expirations through 2016.

We own a 291,000 square foot distribution center in Lancaster County, Pennsylvania. We lease a distribution facility in Reno, Nevada. The Nevada facility is approximately 214,500 square feet and is primarily used to support our western United States stores. The term of this operating lease is set to expire in 2017 with Company options to renew for up to an additional ten years. In April 2011 we purchased land and began construction on a 463,000 square foot fulfillment center also located in Reno, Nevada. This facility, which we will own and operate, will be used to support our western United States direct-to-consumer customers. We anticipate construction to be completed and the facility to be operational during fiscal 2013. Our distribution and fulfillment centers support our retail segment, with our Trenton, South Carolina facility also supporting the majority of our merchandise distributed by our wholesale segment.

In fiscal 2011, we entered into operating leases for distribution and fulfillment centers in Rushden, England to support our retail and direct-to-consumer channels in Europe. The distribution center occupies approximately 98,000 square feet and the fulfillment center occupies approximately 142,000 square feet, which also encompasses our European customer contact center. The term of both of these operating leases are set to expire in September 2020.

Improvements in recent years, including those in fiscal 2012 described in Item 7: Management’s Discussion and Analysis—Liquidity and Capital Resources, were necessary to adequately support our growth. We believe we may need to further expand the square footage of our home office and distribution facilities to support our growth over the next several years. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2012, by Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN was approximately 1,770,000, 1,214,000, 85,000, 20,000 and 3,400, respectively. Terrain also utilizes two acres of outdoor space to sell seasonal items, live plants, accessories and outdoor furniture. The average store selling square feet is approximately 9,000 for Urban Outfitters, 7,200 for Anthropologie and 1,400 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

The following table shows the location of each of our existing retail stores, as of January 31, 2012:

	Urban Outfitters	Anthropologie	Free People	Terrain	BHLDN	Total
United States:
Alabama	1	2	—	—	—	3
Arizona	4	4	2	—	—	10
Arkansas	—	1	—	—	—	1
California	35	30	15	—	—	80
Colorado	3	3	3	—	—	9
Connecticut	3	4	2	—	—	9
Delaware	1	1	—	—	—	2
District of Columbia	2	2	—	—	—	4
Florida	7	10	—	—	—	17
Georgia	4	3	1	—	—	8
Idaho	1	1	—	—	—	2
Illinois	9	8	4	—	—	21
Indiana	3	1	—	—	—	4
Kansas	1	1	—	—	—	2
Louisiana	2	2	—	—	—	4
Maine	1	—	—	—	—	1
Maryland	2	4	1	—	—	7
Massachusetts	7	6	5	—	—	18
Michigan	3	3	1	—	—	7
Minnesota	2	4	—	—	—	6
Mississippi	—	1	—	—	—	1
Missouri	2	2	—	—	—	4
Nebraska	1	1	—	—	—	2
Nevada	2	2	1	—	—	5
New Jersey	5	9	3	—	—	17
New Mexico	1	1	—	—	—	2

	Urban Outfitters	Anthropologie	Free People	Terrain	BHLDN	Total
United States (continued):
New York	16	9	6	—	—	31
North Carolina	3	4	1	—	—	8
Ohio	3	4	—	—	—	7
Oklahoma	—	2	—	—	—	2
Oregon	2	2	1	—	—	5
Pennsylvania	6	5	4	1	—	16
Rhode Island	1	1	—	—	—	2
South Carolina	1	1	—	—	—	2
Tennessee	2	3	1	—	—	6
Texas	10	12	6	—	1	29
Utah	1	1	—	—	—	2
Vermont	1	—	—	—	—	1
Virginia	3	5	2	—	—	10
Washington	4	3	3	—	—	10
Wisconsin	2	2	—	—	—	4

Total United States	157	160	62	1	1	381
Canada:
Alberta	2	2	—	—	—	4
British Columbia	1	1	—	—	—	2
Ontario	4	2	—	—	—	6
Quebec	3	—	—	—	—	3

Total Canada	10	5	—	—	—	15
Europe:
Belgium	2	—	—	—	—	2
Denmark	1	—	—	—	—	1
Germany	3	—	—	—	—	3
Ireland	3	—	—	—	—	3
Sweden	1	—	—	—	—	1
United Kingdom	20	3	—	—	—	23

Total Europe	30	3	—	—	—	33

Global Total	197	168	62	1	1	429

In addition to the stores listed above, Free People also operates wholesale sales and showroom facilities in Los Angeles, New York City and Chicago that are leased through 2014, 2017 and 2019, respectively.

Item 3. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ Global Select Market under the symbol “URBN.” The following table sets forth, for the periods indicated below, the reported high and low sale prices for our common shares as reported on the NASDAQ Global Select Market.

Market Information

	High	Low
Fiscal 2012
Quarter ended April 30, 2011	$39.26	$29.47
Quarter ended July 31, 2011	$33.90	$27.96
Quarter ended October 31, 2011	$32.90	$21.47
Quarter ended January 31, 2012	$30.25	$23.42

Fiscal 2011
Quarter ended April 30, 2010	$40.84	$30.48
Quarter ended July 31, 2010	$39.41	$31.50
Quarter ended October 31, 2010	$35.11	$29.03
Quarter ended January 31, 2011	$38.95	$30.18

Holders of Record

On March 27, 2012 there were 115 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2007 and ending January 31, 2012, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/31/07 in stock or index, including reinvestment of dividends.

Fiscal years ending January 31.

	Base Period Jan-07	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-08	Jan-09	Jan-10	Jan-11	Jan-12
Urban Outfitters Inc.	$100.00	$118.85	$63.85	$129.39	$138.61	$108.61
S&P 500	$100.00	$97.69	$59.95	$79.82	$97.53	$101.64
S&P 500 Apparel Retail	$100.00	$95.64	$48.78	$96.46	$126.65	$167.02

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

	Fiscal Year Ended January 31,
	2012	2011	2010	2009	2008
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$2,473,801	$2,274,102	$1,937,815	$1,834,618	$1,507,724
Gross profit	860,536	936,620	786,145	713,478	576,772
Income from operations	284,725	414,203	338,984	299,435	224,945
Net income	185,251	272,958	219,893	199,364	160,231
Net income per common share—basic	$1.20	$1.64	$1.31	$1.20	$0.97
Weighted average common shares outstanding—basic	154,025,589	166,896,322	168,053,502	166,793,062	165,305,207
Net income per common share—diluted	$1.19	$1.60	$1.28	$1.17	$0.94
Weighted average common shares outstanding—diluted	156,191,289	170,333,550	171,230,245	170,860,605	169,640,585

Balance Sheet Data:
Working capital	$363,526	$592,953	$617,664	$483,252	$266,232
Total assets	1,483,708	1,794,321	1,636,093	1,329,009	1,142,791
Total liabilities	417,440	382,773	339,318	275,234	289,360
Total shareholders’ equity	$1,066,268	$1,411,548	$1,296,775	$1,053,775	$853,431

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments; a leading lifestyle merchandising retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN brands, whose merchandise is sold directly to our customers through our stores, websites, catalogs and customer contact centers. Our wholesale apparel segment consists of our Free People wholesale division that, primarily, designs, develops and markets young women’s contemporary casual apparel.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2012 ended on January 31, 2012.

Retail Store

As of January 31, 2012, we operated 197 Urban Outfitters stores of which 157 were located in the United States, 10 were located in Canada and 30 were located in Europe. During fiscal 2012, we opened 21 new Urban Outfitters stores, 13 of which were located in the United States and 8 of which were located in Europe. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store sales accounted for approximately 31.4% and 5.9% of consolidated net sales, respectively, for fiscal 2012.

As of January 31, 2012, we operated 168 Anthropologie stores, of which 160 were located in the United States, 5 were located in Canada and 3 were located in Europe. During fiscal 2012 we opened 15 new Anthropologie stores, of which 13 were located in the United States, 1 was located in Canada and 1 was located in Europe. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States.

Anthropologie’s North American and European store sales accounted for approximately 32.8% and 0.9% of consolidated net sales, respectively, for fiscal 2012.

As of January 31, 2012, we operated 62 Free People stores, all of which were located in the United States. During fiscal 2012 we opened 20 new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years some of which may be outside the United States. Free People’s retail store sales accounted for approximately 2.7% of consolidated net sales for fiscal 2012.

As of January 31, 2012, we operated one Terrain garden center, which was located in Glen Mills, Pennsylvania. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. We anticipate opening a second Terrain garden center during the first half of fiscal 2013. Terrain garden center sales accounted for less than 1.0% of consolidated net sales for fiscal 2012.

As of January 31, 2012, we operated one BHLDN store, which was located in Houston, Texas. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decoration. We opened a second BHLDN store in the first quarter of fiscal 2013. BHLDN store sales accounted for less than 1.0% of consolidated net sales for fiscal 2012.

For all brands combined, we plan to open approximately 55 to 60 new stores during fiscal 2013, including 23 Urban Outfitters stores, 16 Free People stores, 14 Anthropologie stores, 1 BHLDN store and 1 Terrain garden center

Direct-to-Consumer

We operate a Direct-to-Consumer channel which generates sales directly through our websites and catalogs. We believe that our Direct-to-Consumer channel increases the reputation and recognition of our brands with our target customers and help support and strengthen our store operations. Direct-to-Consumer sales for all brands combined, increased 1.3% to approximately 20.4% of consolidated net sales in fiscal 2012, as compared to fiscal 2011.

We believe that our web marketing and social media initiatives are a significant contributor to our Direct-to-Consumer sales growth. For fiscal 2013 we plan to increase our investment in web marketing and social media initiatives for all of our brands. These increases will be based on our continual evaluation of the customer’s response rate to web marketing initiatives.

During fiscal 2012 we circulated approximately 47.9 million catalogs across all brands. Our catalog circulation levels are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our Direct-to-Consumer customers to determine which customers respond to our catalog mailings. Accordingly, we plan to decrease our catalog circulation to approximately 44.7 million catalogs across all brands in fiscal 2013.

Anthropologie. Anthropologie operates a website, which accepts orders directly from customers. The website captures the spirit of the store by offering a similar yet broader array of women’s casual apparel and accessories, shoes, home furnishings, gifts and decorative items as found in our stores. Anthropologie also offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores.

Anthropologie operates a website targeting our European customers. The website captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our European stores. Our Anthropologie European customers are also offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe.

Urban Outfitters. Urban Outfitters operates a website that accepts orders directly from customers. The website captures the spirit of the store by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Urban Outfitters stores.

Urban Outfitters operates three websites targeting our European customers. These websites capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our European stores. Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe.

Free People. Free People operates a website that accepts orders directly from customers. The website exposes consumers to a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise most of which is also available in our Free People stores.

Terrain. Terrain operates a website that accepts orders directly from customers. The website exposes consumers to a portion of the product assortment found at the Terrain retail store.

BHLDN. BHLDN launched its website on February 14, 2011. The website accepts orders directly from customers and exposes consumers to all product offerings of the BHLDN brand.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. During fiscal 2012, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk and our own Free People stores. Free People wholesale sales accounted for approximately 5.1% of consolidated net sales for fiscal 2012.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 of our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, additional sales returns would be adjusted in the future. As of January 31, 2012 and 2011, reserves for estimated sales returns in-transit totaled $11.0 million and $11.4 million, representing 2.6% and 3.0% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of January 31, 2012 and 2011, are classified available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income in the Consolidated

Statements of Income. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported in accumulated other comprehensive loss in shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2012 and 2011 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Net inventories as of January 31, 2012 and January 31, 2011 totaled $250.1 million and $229.6 million, representing 16.9% and 12.8% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to provisions related to the net realizable value of our inventories are primarily based on the market value of our physical inventories, cycle counts and recent historical trends. Our physical inventories for fiscal 2012 were performed as of June 2011 and January 2012. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2012 and January 31, 2011 totaled $685.0 million and $586.3 million, respectively, representing 46.2% and 32.7% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If financial results are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2012, 2011 and 2010, write-downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to selling, general and operating and administrative expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2012 and January 31, 2011 totaled $63.9 million and $52.1 million, respectively, representing 4.3% and 2.9% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Consolidated Statements of Income. We increased valuation allowances to $2.8 million as of January 31, 2012 from $2.6 million as of January 31, 2011. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Share-Based Compensation

Accounting for share-based compensation requires measurement of compensation cost for all share-based awards at fair value on the date of grant and recognition of compensation over the service period, net of estimated forfeitures.

We use a Lattice Binomial pricing model to determine the fair value of our stock options and stock appreciation rights. This model uses assumptions including the risk free rate of interest, expected volatility of our stock price and expected life of the options. A Monte Carlo simulation, which utilizes similar assumptions, is used to determine the fair value of performance shares. We review our assumptions and the valuations provided by independent third-party valuation advisors to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

Additionally, we make certain estimates about the number of awards which will be granted under performance based incentive plans. We record expense for performance based shares based on our current expectations of the probable number of shares that will ultimately be issued. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods.

We are also required to estimate the expected forfeiture rate. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. We revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. As a result, if the actual forfeiture rate is different from the estimate at the completion of the vesting period, the share-based compensation expense may not be comparable to amounts recorded in prior periods.

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	65.2	58.8	59.4

Gross profit	34.8	41.2	40.6
Selling, general and administrative expenses	23.3	23.0	23.1

Income from operations	11.5	18.2	17.5
Interest income	0.2	0.1	0.3
Other income	—	—	—
Other expenses	—	—	—

Income before income taxes	11.7	18.3	17.8
Income tax expense	4.2	6.3	6.4

Net income	7.5%	12.0%	11.4%

Period over Period Change:
Net sales	8.8%	17.4%	5.6%
Gross profit	-8.1%	19.1%	10.2%
Income from operations	-31.3%	22.2%	13.2%
Net income	-32.1%	24.1%	10.3%

Fiscal 2012 Compared to Fiscal 2011

Net sales in fiscal 2012 increased by 8.8% to $2.47 billion, from $2.27 billion in the prior fiscal year. The $200 million increase was attributable to a $187 million or 8.7% increase, in retail segment net sales and a $13 million or 10.6% increase in our wholesale segment net sales. The growth in our retail segment net sales during fiscal 2012 was driven by increases of $175 million in non-comparable and new store net sales and $71 million, or 16.4%, in direct-to-consumer net sales. A decrease of $59 million, or 3.8%, in comparable store net sales was a partial offset. The net increase in comparable retail segment net sales was comprised of increases of 17.0% and 1.4% at Free People and Urban Outfitters, respectively and a decrease of 3.2% at Anthropologie. The increase in our wholesale segment net sales was due to a $16 million, or a 14.7% increase, at Free People wholesale, partially offset by a $3 million decrease at Leifsdottir wholesale resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which occurred in the first quarter of fiscal 2012.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 57 new stores in fiscal 2012 and 46 new stores in fiscal 2011 that were considered non-comparable during fiscal 2012. Direct-to-consumer net sales in fiscal year 2012 increased over the prior year primarily due to increased traffic to our websites combined with an increase in average order value, which more than offset a decrease in conversion rate. Catalog circulation across all brands increased by 4.1 million, or 9.3%. Comparable store net sales decrease was primarily the result of a decrease in the average unit sales prices combined with a decrease in the number of transactions. Thus far during the first quarter of fiscal 2013, comparable retail segment net sales are low single-digit positive. The increase in Free People wholesale net sales was driven by increases in transactions and average unit sale prices.

Gross profit rates in fiscal 2012 decreased to 34.8% of net sales, or $861 million, from 41.2% of net sales, or $937 million, in fiscal 2011. This decrease was principally due to increased merchandise markdowns to clear slow-moving inventory, primarily associated with women’s apparel inventory at Anthropologie and Urban Outfitters, as well as deleveraging of store occupancy expense as a result of negative comparable store net sales. Total Company inventory increased 8.9% to $250 million from $230 million in the prior year. Comparable retail segment inventory (which includes our direct-to-consumer channel) grew 1.8%, while comparable store inventories decreased 2.5%. The increase in total Company inventory is primarily related to the acquisition of inventory to stock new stores, our direct-to-consumer channel growth and the launch of our BHLDN brand. The decrease in comparable store inventory was a partial offset.

Selling, general and administrative expenses, as a percentage of net sales for fiscal 2012, increased to 23.3% of net sales versus 23.0% of net sales for fiscal 2011. This increase was primarily due to higher marketing and related e-commerce investments as well as the deleveraging of direct store controllable expenses driven by the negative comparable stores sales in fiscal 2012. These increases were partially offset by lower incentive based compensation versus the prior fiscal year as well as an equity compensation expense reversal due to the departure of an executive officer. In fiscal 2012, selling, general and administrative expenses increased by $54 million, or 10.2%, to $576 million, from $522 million in fiscal 2011. The dollar increase versus the prior year is primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 11.5% of net sales, or $285 million, for fiscal 2012 compared to 18.2% of net sales, or $414 million, for fiscal 2011.

Our annual effective income tax rate for January 31, 2012 increased to 35.9% of income before income taxes for fiscal 2012 compared to 34.6% of income before income taxes for fiscal 2011. The fiscal 2011 effective tax rate was favorably affected by a non-recurring federal rehabilitation credit relating to the expansion of our home office in Philadelphia, Pennsylvania. See Note 8 “Income Taxes” in our notes to the consolidated financial statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate. We expect the tax rate for fiscal 2013 to be approximately 36.5%.

Fiscal 2011 Compared to Fiscal 2010

Net sales in fiscal 2011 increased by 17.4% to $2.27 billion, from $1.94 billion in the prior fiscal year. The $336 million increase was attributable to a $320 million or 17.5% increase, in retail segment net sales and a $16 million or 15.6% increase in our wholesale segment net sales. The growth in our retail segment net sales during fiscal 2011 was driven by increases of $161 million in non-comparable and new store net sales, $110 million, or 34.0%, in direct-to-consumer net sales and $49 million, or 4%, in comparable store net sales. The increase in comparable retail segment net sales was comprised of 9.8%, 6.9% and 26.7% increases at Anthropologie, Urban Outfitters and Free People, respectively. The increase in our wholesale segment net sales was due to a $15 million, or a 15.9% increase, at Free People wholesale and a $1.0 million, or an 11.9% increase, at Leifsdottir wholesale.

The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 46 new stores in fiscal 2011 and 33 new stores in fiscal 2010 that were considered non-comparable during fiscal 2011. Comparable store net sales increases were primarily the result of an increase in the number of transactions and units sold per transaction, partially offset by a decrease in the average unit sales prices. Direct-to-consumer net sales in fiscal year 2011 increased over the prior year primarily due to increased traffic to our websites combined with an increase in average order value, which more than offset a decrease in conversion rate. Catalog circulation across all brands increased by 2.8 million, or 7.7%. The increase in Free People wholesale net sales was driven by increases in transactions and average unit sale prices. Leifsdottir’s wholesale net sales increase was a result of an increase in the number of transactions that more than offset a decrease in average unit sale prices.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $362 million as of January 31, 2012 as compared to $809 million as of January 31, 2011 and $745 million as of January 31, 2010. The $447 million decrease in cash, cash equivalents and marketable securities during fiscal 2012 was primarily a result of $545 million of cash used for repurchases of our common shares and $190 million of cash used for purchases of property and equipment, partially offset by $283 million of cash provided by operating activities.

Cash provided by operating activities, for fiscal 2012, decreased by $102 million to $283 million from $385 million in fiscal 2011. The decrease was primarily due to lower net income in fiscal 2012. Our working capital for fiscal years 2012, 2011 and 2010 was $364 million, $593 million and $618 million, respectively. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

Cash provided by investing activities during fiscal 2012 was $55 million, consisting of $245 million in net proceeds from marketable securities partially offset by $190 million used primarily for the construction of new stores and distribution and fulfillment facilities.

Cash used in financing activities during fiscal 2012 of $532 million was primarily related to the repurchase of our common shares. Cash provided by the exercise of stock options and related tax benefits on stock option exercises was a partial offset.

During the last three years, we have satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to repurchase our common shares, open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, technology, distribution and fulfillment facilities, our home office and our international operations. Cash paid for property and equipment, net of tenant improvement allowances, included in deferred rent, for fiscal 2012, 2011 and 2010 were $190 million, $144 million, and $109 million, respectively and were primarily used to expand and support our store base.

During fiscal 2013, we plan to construct and open approximately 55 to 60 new stores, renovate certain existing stores, complete construction of our fulfillment facility in Reno, Nevada, continue to expand our home offices in Philadelphia, Pennsylvania, upgrade our systems, increase our investments in direct-to-consumer marketing and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2013 to approximately $210 million. We believe that our new store, direct-to-consumer and inventory investments have the ability to generate positive cash flow within a year. We believe improvements to our home office, fulfillment and distribution facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brands.

During fiscal 2012, we completed the construction of a 98,000 square foot distribution center and a 142,000 square foot fulfillment center, each located in Rushden, England, at a combined cost of approximately $19 million.

During fiscal 2011, we completed a 54,000 square foot expansion of our home office in Philadelphia, Pennsylvania at a cost of approximately $25 million.

On February 28, 2006, our Board of Directors approved a stock repurchase program. The program authorized the Company to purchase up to 8.0 million common shares. On November 16, 2010 and August 25, 2011, our Board of Directors approved two separate stock repurchase authorizations of 10.0 million common shares. These additional authorizations supplemented the Company’s 2006 stock repurchase program.

During fiscal 2012, we repurchased and retired 20.5 million common shares for approximately $538.3 million. During fiscal 2011 we repurchased and subsequently retired 6.3 million common shares for $201.0 million. We repurchased 1.2 million common shares during fiscal year 2007. As of January 31, 2012, there were no common shares available for repurchase under the program.

In addition to shares repurchased under the stock repurchase program, during the fiscal years ended January 31, 2012 and 2011, we settled and subsequently retired 0.3 million and 0.1 million common shares at a total cost of $7.2 million and $4.0 million, respectively, from employees to meet minimum statutory tax withholding requirements.

On April 25, 2011, we amended our line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On October 31, 2011, we further amended the Line to revise certain financial covenants which included removing the limitation on share repurchases, as well as to join certain of our subsidiaries as additional borrowers and guarantors and release certain others. As of and during the year ended January 31, 2012, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $59.7 million as of January 31, 2012. The available credit, including the accordion feature, under the Line was $115.3 million as of January 31, 2012. We expect the Line to satisfy our credit needs through at least fiscal 2014.

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,389,003	$185,047	$519,895	$263,462	$420,599
Purchase orders (2)	315,890	315,890	—	—	—
Construction contracts (3)	16,292	16,292	—	—	—
Tax Contingencies (4)	340	340	—	—	—

Total contractual obligations	$1,721,525	$517,569	$519,895	$263,462	$420,599

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 30 locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these 30 locations was approximately $4,917 for fiscal 2012. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our best estimate of the future payments for these locations. Amounts noted above include commitments for 36 executed leases for stores not opened as of January 31, 2012.
(2)	Our merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.
(3)	Includes construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.
(4)	Tax contingencies include $340 that is classified as a current liability in the Company’s Consolidated Balance Sheets as of January 31, 2012. Tax contingencies in the table above do not show an existing liability of $10,910 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $10,910 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2012.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (1)	$55,532	$55,532	$—	$—	$—
Standby letters of credit	4,153	4,153	—	—	—

Total commercial commitments	$59,685	$59,685	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In May 2011, the FASB issued an additional update that amended fair value measurements and disclosures. This amendment provides that the inputs and measures used to value assets that fall within Level 3 of the valuation hierarchy be quantitatively presented. Application is required prospectively for interim and annual periods beginning after December 15, 2011. We are required to adopt this update in the first quarter of fiscal 2013. Other than the change in presentation, this accounting standards update will not have an impact on our financial position and results of operations.

In June 2011, the FASB issued an accounting standards update that requires an increase in the prominence of other comprehensive income and its components within the financial statements. The update provides entities the option to present the components of net income and other comprehensive income in either one or two consecutive financial statements. It also eliminates the option to present other comprehensive income in the statements of shareholders’ equity. Application is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. We are required to adopt this update in the first quarter of fiscal 2013. Other than the change in presentation, this accounting standards update will not have an impact on our financial position and results of operations.

Seasonality and Quarterly Results

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion typically realized from August to December 31st of each year (the back-to-school and holiday periods). The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Fiscal 2012 Quarter Ended (1)
	April 30, 2011	July 31, 2011	Oct. 31, 2011	Jan. 31, 2012
	(dollars in thousands, except per share data)
Net sales	$524,019	$609,181	$609,953	$730,648
Gross profit	193,365	231,090	216,103	219,978
Net income	38,624	56,693	50,679	39,255
Net income per common share—basic	0.24	0.36	0.34	0.27
Net income per common share—diluted	0.23	0.35	0.33	0.27

As a Percentage of Fiscal Year:
Net sales	21%	25%	25%	29%
Net income	21%	31%	27%	21%

	Fiscal 2011 Quarter Ended (1)
	April 30, 2010	July 31, 2010	Oct. 31, 2010	Jan. 31, 2011
	(dollars in thousands, except per share data)
Net sales	$479,961	$552,159	$573,592	$668,390
Gross profit	200,786	234,781	235,993	265,060
Net income	52,957	71,657	73,106	75,238
Net income per common share—basic	0.31	0.42	0.44	0.46
Net income per common share—diluted	0.31	0.42	0.43	0.45

As a Percentage of Fiscal Year:
Net sales	21%	24%	25%	30%
Net income	19%	26%	27%	28%

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of January 31, 2012 and 2011, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, auction rate securities (“ARS”) rated “A” or better, which bear interest at variable rates, treasury bills, certificates of deposit, federal government agencies, and commercial paper. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Our ARS are invested in “A” or better rated issuances that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. Our ARS had a par value and fair value of $23.0 million and $20.2 million as of January 31, 2012 and $33.3 million and $29.5 million as of January 31, 2011. As of January 31, 2012, all of the ARS we held failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $2.8 million of temporary impairment on our ARS as of January 31, 2012 and $3.8 million as of January 31, 2011. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as non-current assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results of Operations and from pages F-1 through F-33.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2012.

The effectiveness of internal control over financial reporting as of January 31, 2012 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 39 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated April 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 2, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	64	Chief Executive Officer, President and Chairman of the Board
Eric F. Artz	44	Chief Financial Officer
Glen A. Bodzy	59	General Counsel and Secretary
Tedford G. Marlow	60	CEO of Urban Outfitters Group
David W. McCreight	48	CEO of Anthropologie Group
Wendy B. McDevitt	47	President, Terrain Brand
Freeman M. Zausner	64	Chief Operating Officer
Margaret Hayne	54	President, Free People Brand
Francis J. Conforti	36	Chief Accounting Officer
Scott A. Belair (2)(3)	64	Director
Harry S. Cherken, Jr. (1)	62	Director
Joel S. Lawson III (2)(3)	64	Director
Robert H. Strouse (1)(3)	63	Director
Edward N. Antoian (2)	56	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since the Company’s incorporation in 1976. Mr. Hayne served as the Company’s principal executive officer until 2007 and again, beginning in January 2012. Margaret Hayne, President of Free People, is Mr. Hayne’s spouse. Mr. Hayne’s long tenure leading the Company as Chairman of the Board and President, his tenure as principal executive officer, and his exceptional leadership skills, make him uniquely qualified to serve as a director.

Mr. Artz was appointed as Chief Financial Officer of the Company on February 1, 2010. He previously served as Chief Financial Officer of VF Contemporary Brands for two years at VF Corporation. Mr. Artz also served as Chief Operating Officer and Chief Financial Officer of Seven For All Mankind, LLC from November 2006 through August 2007. Mr. Artz had been Vice President of Operations for VF Outdoor from June 2003 through October 2006, and since joining VF Corporation in 1992 served in several financial and operational positions for its divisions in the United States, Europe and Japan. Prior to joining VF Corporation, Mr. Artz, a Certified Public Accountant, worked for Ernst & Young in their audit department. On March 19, 2012, Mr. Artz resigned as Chief Financial Officer of the Company, effective April 3, 2012.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Marlow served as the Global President of Urban Outfitters from July 2001 through May 2010. He rejoined the company in February 2012 as the Chief Executive Officer of the Urban

Outfitters Brand. Prior to joining the company in 2001 Mr. Marlow served as Executive Vice President of Merchandising, Product Development and marketing at Chico’s FAS, Inc. Previously Mr. Marlow was President of Henri Bendel, a division of Limited Brands and Senior Vice President/General Merchandise Manager of Marshall Fields. Mr. Marlow began his retail career at Neiman Marcus, where he served in a variety of management roles.

Mr. McCreight, joined the Company in November 2011 as Chief Executive Officer of Anthropologie Group. Previously, Mr. McCreight served as President of Under Armour from 2008 until 2010 and President of Lands’ End from 2005 to 2008. Mr. McCreight also held the position of Senior Vice President of Merchandising at Lands’ End from 2003 to 2005 and Senior Vice President and General Merchandising Manager of Disney Stores from 2001 to 2003. Mr. McCreight had been President of Smith and Hawken and began his career with roles within the merchant organizations at Saks, The May Company and The Limited.

Ms. McDevitt, President of the Terrain Brand and former Global Co-President of the Anthropologie Brand, joined Urban Outfitters in November 1992 and has served within the URBN brands including Director of Administration for URBN, Director of Operations/Stores for Urban Outfitters Europe, Executive Director of Stores and Operations for Anthropologie and Chief Operating Officer for Anthropologie. Prior to joining the Company, Ms. McDevitt worked for Liz Claiborne Inc.

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990. Mr. Zausner retired from the Company in 1996.

Margaret Hayne joined Urban Outfitters in August 1982. She is a 36 year veteran of the retail and wholesale industry and has served as President of the Free People Brand since March 2007. Margaret Hayne is Richard A. Hayne’s spouse.

Mr. Conforti joined Urban Outfitters in March 2007 as Director of Finance and SEC Reporting and was subsequently promoted to Controller and then Chief Accounting Officer, his current role. Prior to joining the Company, Mr. Conforti, a Certified Public Accountant, worked for AlliedBarton Security Services, LLC for five years serving as Controller for three years. Mr. Conforti began his career at KPMG in 1998 where he held various audit roles. On March 21, 2012, Mr. Conforti was appointed Chief Financial Officer of the Company, effective April 3, 2012.

Mr. Belair co-founded Urban Outfitters in 1970. He has served as Principal of The ZAC Group, a financial advisory firm, during the last eighteen years. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc. (HCBK), and Hudson City Savings Bank. He holds an MBA degree and has financial and investment expertise, including financial reporting expertise, as a result of his significant experience as a CPA, financial advisor, and former chief financial officer in the financial services industry. As a co-founder of the Company, Mr. Belair has been involved with the Company from its inception, and accordingly has a comprehensive understanding of and perspective on its overall business and strategic direction.

Mr. Cherken has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm, and has served as Co-Chair of its Real Estate Group. As a real estate lawyer with over 30 years experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with real estate transactions, including negotiating real estate transactions and leases on behalf of the Company. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not for profit institutions.

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

Mr. Strouse serves as President of Wind River Holdings, L.P., which oversees a diversified group of privately owned industrial and service businesses. Through his experience with this private investment company, Mr. Strouse brings to the Board of Directors experience in strategic planning, budgeting, talent recruitment and development, risk management, and corporate development activities. Mr. Strouse is also a former corporate lawyer whose practice, prior to 1998 when he joined Wind River, focused on mergers and acquisitions, corporate governance and SEC reporting.

Mr. Antoian is a Managing Partner and Senior Portfolio Manager at Chartwell Investment Partners, an investment advisory firm, where he has worked since its inception in 1997. He is also a partner and Chief Investment Officer for Zeke Capital Advisors, a financial advisory firm. In addition, Mr. Antoian is the General Partner of Zeke, L.P., a privately offered long-short equity hedge fund. From 1984 until 1997, Mr. Antoian was the Senior Portfolio Manager of Delaware Management Co. Prior to that, Mr. Antoian worked at E.F. Hutton in Institutional Sales, and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of a non-profit entity.

Code of Conduct and Ethics

We have had a written code of conduct for a number of years. Our Code of Conduct and Ethics applies to our Directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of our confidential information, accepting gifts and business courtesies, compliance with anti-bribery and illegal payment laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code of Conduct and Ethics is available on our website at www.urbanoutfittersinc.com. We intend to post any amendments to our Code of Conduct and Ethics and also to disclose any waivers (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

10.1	Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.2	First Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

10.3	Second Amendment to Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.4	Third Amendment to the Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.5	Fourth Amendment to the Amended and Restated Credit Agreement, dated April 25, 2011, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2011.

Exhibit Number	Description

10.6	Fifth Amended and Restated Note, dated May 27, 2010, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 8, 2010.

10.7	Letter Agreement Extension of Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association as amended, dated December 1, 2010 is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2010.

10.8	Letter Agreement Extension of Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wells Fargo Bank, N.A. as amended, dated March 9, 2011 is incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

10.9	Amendment No. 5 to Amended and Restated Credit Agreement dated October 31, 2011 is incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 4, 2011.

10.10+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2005.

10.11+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1997.

10.12+	Urban Outfitters 401(k) Savings Plan is incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-8 (file no. 333-84333) filed on August 3, 1999.

10.13+	2000 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2000.

10.14+	2008 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008

10.15+	Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

10.16+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.17+	Form of 2004 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.18+	Form of 2004 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.19+	Form of 2004—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.20+	Form of 2004 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on December 10, 2010.

Exhibit Number	Description

10.21+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.22+	Form of 2008 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.23+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.24+	Form of 2008 Plan—Performance Stock Unit Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.25+	Form of 2008 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on December 10, 2010.

10.26+	2008 Plan—Form of Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

10.27+	2008 Plan—Form of Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 2, 2012	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne	Chief Executive Officer, President, Chairman of the Board	April 2, 2012

/s/ ERIC F. ARTZ Eric F. Artz (Principal Financial Officer)	Chief Financial Officer	April 2, 2012

/s/ FRANCIS J. CONFORTI Francis J. Conforti (Principal Accounting Officer)	Chief Accounting Officer	April 2, 2012

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 2, 2012

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 2, 2012

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 2, 2012

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 2, 2012

/s/ EDWARD N. ANTOIAN Edward N. Antoian	Director	April 2, 2012

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 2, 2012

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$145,273	$340,257
Marketable securities	89,854	116,420
Accounts receivable, net of allowance for doubtful accounts of $1,614 and $1,015, respectively	36,673	36,502
Inventories	250,073	229,561
Prepaid expenses and other current assets	69,876	66,886
Deferred taxes	5,243	14,351

Total current assets	596,992	803,977

Property and equipment, net	684,979	586,346
Marketable securities	126,913	351,988
Deferred income taxes and other assets	74,824	52,010

Total Assets	$1,483,708	$1,794,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,754	$82,904
Accrued compensation	15,630	20,212
Accrued expenses and other current liabilities	122,082	107,908

Total current liabilities	233,466	211,024
Deferred rent and other liabilities	183,974	171,749

Total Liabilities	417,440	382,773

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 144,633,007 and 164,413,427 issued and outstanding, respectively	15	17
Additional paid-in capital	—	27,603
Retained earnings	1,077,765	1,394,190
Accumulated other comprehensive loss	(11,512)	(10,262)

Total Shareholders’ Equity	1,066,268	1,411,548

Total Liabilities and Shareholders’ Equity	$1,483,708	$1,794,321

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2012	2011	2010
Net sales	$2,473,801	$2,274,102	$1,937,815
Cost of sales, including certain buying, distribution and occupancy costs	1,613,265	1,337,482	1,151,670

Gross profit	860,536	936,620	786,145
Selling, general and administrative expenses	575,811	522,417	447,161

Income from operations	284,725	414,203	338,984
Interest income	5,120	4,669	6,290
Other income	553	486	463
Other expenses	(1,567)	(2,150)	(1,331)

Income before income taxes	288,831	417,208	344,406
Income tax expense	103,580	144,250	124,513

Net income	$185,251	$272,958	$219,893

Net income per common share:
Basic	$1.20	$1.64	$1.31

Diluted	$1.19	$1.60	$1.28

Weighted average common shares outstanding:
Basic	154,025,589	166,896,322	168,053,502

Diluted	156,191,289	170,333,550	171,230,245

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Compre- hensive Income	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
		Number of Shares	Par Value
Balances as of January 31, 2009		167,712,088	$17	$170,166	$901,339	$(17,747)	$1,053,775
Net income	$219,893	—	—	—	219,893	—	219,893
Foreign currency translation	7,173	—	—	—	—	7,173	7,173
Unrealized gains on marketable securities, net of tax	1,480	—	—	—	—	1,480	1,480

Comprehensive income	$228,546

Share-based compensation		—	—	4,766	—	—	4,766
Stock options and awards		846,283	—	3,250	—	—	3,250
Tax effect of share exercises		—	—	6,438	—	—	6,438

Balances as of January 31, 2010		168,558,371	$17	$184,620	$1,121,232	$(9,094)	$1,296,775
Net income	$272,958	—	—	—	272,958	—	272,958
Foreign currency translation	(429)	—	—	—	—	(429)	(429)
Unrealized losses on marketable securities, net of tax	(739)	—	—	—	—	(739)	(739)

Comprehensive income	$271,790

Share-based compensation		—	—	10,725	—	—	10,725
Stock options and awards		2,256,273	—	24,129	—	—	24,129
Tax effect of share exercises		—	—	12,847	—	—	12,847
Share Repurchases		(6,401,217)	—	(204,718)	—	—	(204,718)

Balances as of January 31, 2011		164,413,427	$17	$27,603	$1,394,190	$(10,262)	$1,411,548
Net income	$185,251	—	—	—	185,251	—	185,251
Foreign currency translation	(2,285)	—	—	—	—	(2,285)	(2,285)
Unrealized gains on marketable securities, net of tax	1,035	—	—	—	—	1,035	1,035

Comprehensive income	$184,001

Share-based compensation		—	—	3,068	—	—	3,068
Stock options and awards		993,923	—	4,134	—	—	4,134
Tax effect of share exercises		—	—	8,995	—	—	8,995
Share Repurchases		(20,774,343)	(2)	(43,800)	(501,676)	—	(545,478)

Balances as of January 31, 2012		144,633,007	$15	$—	$1,077,765	$(11,512)	$1,066,268

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$185,251	$272,958	$219,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,112	101,105	92,350
Provision for deferred income taxes	(12,150)	(8,727)	2,161
Excess tax benefit on share-based compensation	(8,995)	(12,847)	(6,438)
Share-based compensation expense	3,068	10,725	4,766
Loss on disposition of property and equipment, net	857	119	339
Changes in assets and liabilities:
Receivables	(251)	1,835	(1,825)
Inventories	(20,817)	(43,372)	(15,544)
Prepaid expenses and other assets	6,317	14,825	(25,619)
Accounts payable, accrued expenses and other liabilities	21,310	48,492	55,311

Net cash provided by operating activities	282,702	385,113	325,394

Cash flows from investing activities:
Cash paid for property and equipment	(190,010)	(143,642)	(109,260)
Cash paid for marketable securities	(169,467)	(463,129)	(806,546)
Sales and maturities of marketable securities	414,769	571,236	421,040

Net cash provided by (used in) investing activities	55,292	(35,535)	(494,766)

Cash flows from financing activities:
Exercise of stock options	4,136	24,129	3,250
Excess tax benefit from stock option exercises	8,995	12,847	6,438
Share repurchases	(545,478)	(204,718)	—

Net cash (used in) provided by financing activities	(532,347)	(167,742)	9,688

Effect of exchange rate changes on cash and cash equivalents	(631)	(603)	2,673

(Decrease) increase in cash and cash equivalents	(194,984)	181,233	(157,011)
Cash and cash equivalents at beginning of period	340,257	159,024	316,035

Cash and cash equivalents at end of period	$145,273	$340,257	$159,024

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$120,847	$121,341	$137,490

Non-cash investing activities—Accrued capital expenditures	$21,955	$8,077	$12,960

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970 and originally operated by a predecessor partnership, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, nine websites and five catalogs. As of January 31, 2012 and 2011, the Company operated 429 and 372 stores, respectively. Stores located in the United States totaled 381 as of January 31, 2012 and 334 as of January 31, 2011. Operations in Europe and Canada included 33 stores and 15 stores as of January 31, 2012, respectively and 24 stores and 14 stores as of January 31, 2011, respectively. In addition, the Company’s wholesale segment sold and distributed apparel to approximately 1,400 better department and specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2012 ended on January 31, 2012.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Urban Outfitters, Inc. and all of its subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2012 and 2011, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2012 and 2011, are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

securities, as well as the amortization of discounts and premiums, is included in interest income in the Consolidated Statements of Income. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported in accumulated other comprehensive loss in shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as non-current have maturity dates greater than one year from the balance sheet date. Available for sale securities, such as Auction Rate Securities (“ARS”) that fail at auction and do not liquidate in the normal course, are classified as non-current assets.

The Company’s ARS represent interests in municipal and student loan related collateralized debt obligations, all of which are rated ‘A” or better and are guaranteed by either government agencies and/or insured by private insurance agencies up to 97% or greater of par value. The Company’s ARS had a fair value of $20.2 million as of January 31, 2012 and $29.5 million as of January 31, 2011. As of and subsequent to the end of the current fiscal year, all of the ARS held by the Company failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming illiquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, the Company has recorded $2.8 million and $3.8 million of temporary impairment on its ARS as of January 31, 2012 and January 31, 2011, respectively. To date the Company has collected all interest receivable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, the Company has classified all ARS as non-current assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2012, 2011 and 2010 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2012	$1,015	3,920	(3,321)	$1,614
Year ended January 31, 2011	$1,284	2,397	(2,666)	$1,015
Year ended January 31, 2010	$1,229	1,791	(1,736)	$1,284

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2012 and 2011 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s physical inventories, cycle counts and recent historical trends. The Company’s physical inventories for fiscal 2012 were performed as of June 2011 and January 2012. The Company’s estimates generally have been accurate and its reserve methods have been applied on a consistent basis. The Company expects the amount of its reserves and related inventories to increase over time as it expands its store base and increases direct-to-consumer sales.

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

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no material impairment of the Company’s long-lived assets as of January 31, 2012.

Deferred Rent

Rent expense from leases is recorded on a straight-line basis over the lease period. The net excess of rent expense over the actual cash paid is recorded as deferred rent. In addition, certain store leases provide for contingent rentals when sales exceed specified break-point levels that are weighted based

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

upon historical cyclicality. For leases where achievement of these levels is considered probable based on cumulative lease year revenue versus the established breakpoint at any given point in time, the Company accrues a contingent rent liability and a corresponding rent expense.

Operating Leases

The Company leases its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions or some combination of these items.

The Company recognizes rent expense on a straight-line basis over the lease period commencing on the date that the premise is available from the landlord. The lease period includes the construction period required to make the leased space suitable for operating during which time the Company is not permitted to occupy the space. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

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

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company’s books until the card is redeemed by the customer, at which time the Company records the redemption of the card for merchandise as a sale or when it is determined the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

likelihood of redemption is remote, based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and are not material. The Company’s gift cards do not expire.

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2012, 2011 and 2010 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2012	$11,367	41,034	(41,434)	$10,967
Year ended January 31, 2011	$9,912	41,692	(40,237)	$11,367
Year ended January 31, 2010	$7,547	33,889	(31,524)	$9,912

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes expenses such as; direct selling and selling supervisory expenses; marketing expenses; various corporate expenses such as information systems, finance, loss prevention, talent acquisition, and executive management expenses and other associated general expenses.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our websites. The catalog printing, paper, postage and other costs are amortized over the period in which the customer responds to the marketing material determined based on historical customer response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog and related items are typically three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $3,586 and $3,323 as of January 31, 2012 and 2011, respectively. Advertising expenses were $71,684, $58,336 and $46,827 for fiscal 2012, 2011 and 2010, respectively.

Start-up Costs

The Company expenses all start-up and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2012, 2011 and 2010, the Company did not capitalize any internal-use software development costs because substantially all costs were incurred during the planning and operating stages, and costs incurred during the application and infrastructure development stage were not material.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include the effect of stock options, stock appreciation rights (“SAR’s”), restricted stock units (“RSU’s”) and performance share units (“PSU’s”).

Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and accumulated other comprehensive loss. Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $10,037 and $7,752 as of January 31, 2012 and January 31, 2011, respectively and unrealized losses, net of tax, on marketable securities of $1,475 and $2,510 as of January 31, 2012 and January 31, 2011, respectively. Gross realized gains and losses are included in other income in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within shareholders’ equity. As of January 31, 2012, 2011 and 2010, foreign currency translation adjustments resulted in accumulated losses of $10,037 and $7,752, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing in high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issuer or issue, as well as providing limitations on investment maturities. The Company’s investment policy requires that the majority of its cash, cash equivalents and marketable securities are invested in corporate and municipal bonds rated “A” or better and federally insured or guaranteed investment vehicles such as federal government agencies, irrevocable pre-refunded municipal bonds and United States treasury bills. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amended fair value measurements and disclosures and aimed to improve the transparency of financial reporting of assets and liabilities measured at fair value. The update required new disclosures for transfers in and out of Level 1 and Level 2 and the basis for such transfers. Also required are disclosures for activity in Level 3, including purchase, sale, issuance and settlement information. Lastly, it clarified guidance regarding disaggregation and disclosure of information about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements in Level 2 and Level 3 categories. The Company adopted the provisions of this accounting standards update effective February 1, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to Level 3 measurements, which we adopted February 1, 2011. This adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued an additional update that amended fair value measurements and disclosures. This amendment provides that the inputs and measures used to value assets that fall within Level 3 of the valuation hierarchy be quantitatively presented. Application is required prospectively for interim and annual periods beginning after December 15, 2011. The Company is required to adopt the provisions of this update in the first quarter of fiscal 2013. Other than the change in presentation, this accounting standards update will not have an impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued an accounting standards update that requires an increase in the prominence of other comprehensive income and its components within the financial statements. The update provides entities the option to present the components of net income and other comprehensive income in either one or two consecutive financial statements. It also eliminates the option to present other comprehensive income in the statements of shareholders’ equity. Application is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company is required to adopt the provisions of this update in the first quarter of fiscal 2013. Other than the change in presentation, this accounting standards update will not have an impact on the Company’s financial position and results of operations.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2012 and 2011 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2012
Short-term Investments:
Corporate bonds	$34,899	$7	$(28)	$34,878
Municipal and pre-refunded municipal bonds	41,519	135	(10)	41,644
Certificate of deposit	5,225	—	—	5,225
Federal government agencies	4,513	2	—	4,515
Commercial paper	3,580	12	—	3,592

	89,736	156	(38)	89,854

Long-term Investments:
Corporate bonds	60,852	277	(72)	61,057
Municipal and pre-refunded municipal bonds	18,410	186	(6)	18,590
Auction rate securities	22,975	—	(2,778)	20,197
Treasury bills	14,982	6	—	14,988
Certificate of deposit	6,970	—	(1)	6,969
Federal government agencies	5,111	2	(1)	5,112

	129,300	471	(2,858)	126,913

	$219,036	$627	$(2,896)	$216,767

As of January 31, 2011
Short-term Investments:
Municipal and pre-refunded municipal bonds	$42,996	$48	$(9)	$43,035
Treasury bills	7,004	4	—	7,008
Federal government agencies	40,842	80	—	40,922
FDIC insured corporate bonds	23,489	66	—	23,555
Variable rate demand notes	1,900	—	—	1,900

	116,231	198	(9)	116,420

Long-term Investments:
Corporate bonds	137,540	173	(154)	137,559
Municipal and pre-refunded municipal bonds	143,711	216	(558)	143,369
Auction rate securities	33,250	—	(3,788)	29,462
Treasury bills	23,311	34	—	23,345
Federal government agencies	18,225	30	(2)	18,253

	356,037	453	(4,502)	351,988

	$472,268	$651	$(4,511)	$468,408

Proceeds from the sale and maturities of available-for-sale securities were $414,769, $571,236 and $421,040 in fiscal 2012, 2011 and 2010, respectively. The Company included in interest income, in the Consolidated Statements of Income, a net realized gain of $1,171 during fiscal 2012, a net

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

realized loss of $30 during fiscal 2011 and a net realized gain of $1,075 during fiscal 2010. Amortization of discounts and premiums, net, resulted in a reduction to interest income of $7,373, $8,702 and $6,204 for fiscal years 2012, 2011, and 2010, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2012 and January 31, 2011, respectively.

	January 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	45,089	(100)	—	—	45,089	(100)
Municipal and pre-refunded municipal bonds	9,985	(9)	2,954	(7)	12,939	(16)
Auction rate securities	—	—	20,197	(2,778)	20,197	(2,778)
Treasury bills	1,039	—	—	—	1,039	—
Certificate of deposit	1,489	(1)	—	—	1,489	(1)
Federal government agencies	1,099	(1)	—	—	1,099	(1)

Total	58,701	(111)	23,151	(2,785)	81,852	(2,896)

	January 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FDIC insured corporate bonds	67,359	(154)	—	—	67,359	(154)
Municipal and pre-refunded municipal bonds	103,090	(567)	—	—	103,090	(567)
Auction rate securities	—	—	29,462	(3,788)	29,462	(3,788)
Federal government agencies	1,397	(2)	—	—	1,397	(2)

Total	171,846	(723)	29,462	(3,788)	201,308	(4,511)

As of January 31, 2012 and 2011, there were a total of 76 and 128 issued securities with unrealized loss positions within the Company’s portfolio, respectively. The total unrealized loss position due to the impairment of ARS held by the Company that have experienced auction failures as of January 31, 2012 and 2011 was $2,778 and $3,788, respectively. The Company deemed all of these securities as temporarily impaired. The unrealized loss positions were primarily due to auction failures of the ARS held and fluctuations in the market interest rates for remaining securities. The Company believes it has the ability to realize the full value of all of these investments upon maturity or redemption.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

As of January 31, 2012, the par value of our ARS was $22,975 and the estimated fair value was $20,197. Our ARS portfolio consists of “A” or better rated ARS that represent interests in municipal and student loan related collateralized debt obligations, all of which are guaranteed by either government agencies and/or insured by private insurance agencies at 97% or greater of par value. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

4. Fair Value

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

•	Level 3: Unobservable inputs that reflect the Company’s own assumptions.

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of January 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$95,935	$—	$—	$95,935
Municipal and pre-refunded municipal bonds	—	60,234	—	60,234
Auction rate securities	—	—	20,197	20,197
Treasury bills	14,988	—	—	14,988
Certificates of deposit	—	12,194	—	12,194
Federal government agencies	9,627	—	—	9,627
Commercial paper	—	3,592	—	3,592

	$120,550	$76,020	$20,197	$216,767

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Marketable Securities Fair Value as of January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$137,559	$—	$—	$137,559
Municipal and pre-refunded municipal bonds	—	186,404	—	186,404
Auction rate securities	—	—	29,462	29,462
Treasury bills	30,353	—	—	30,353
Federal government agencies	59,175	—	—	59,175
FDIC insured corporate bonds	23,555	—	—	23,555
Variable rate demand notes	—	1,900	—	1,900

	$250,642	$188,304	$29,462	$468,408

Level 2 assets consist of financial instruments whose value has been based on quoted prices for similar assets and liabilities in active markets as well as quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 consists of financial instruments where there was no active market as of January 31, 2012 and 2011. As of January 31, 2012 and 2011 all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $2,778 and $3,788 as of January 31, 2012 and January 31, 2011, respectively. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Below is a reconciliation of the beginning and ending ARS securities balances that the Company valued using a Level 3 valuation for the fiscal years ended January 31, 2012 and 2011.

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011
Balance at beginning of period	$29,462	$33,505
Total gains (losses) realized/unrealized:
Included in earnings	—	—
Included in comprehensive income	1,010	332
Settlements	(10,275)	(4,375)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$20,197	$29,462

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(2,778)	$(3,788)
Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

5. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2012	2011
Land	$5,801	$2,387
Buildings	118,050	117,982
Furniture and fixtures	306,020	273,621
Leasehold improvements	676,644	606,020
Other operating equipment	103,818	81,856
Construction-in-progress	91,433	29,295

	1,301,766	1,111,161
Accumulated depreciation	(616,787)	(524,815)

Total	$684,979	$586,346

Depreciation expense for property and equipment for fiscal years ended 2012, 2011 and 2010 was $100,739, $92,403 and $86,146, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2012	2011
Gift certificates and merchandise credits	$34,331	$30,866
Accrued construction	21,866	8,103
Accrued income taxes	14,462	22,466
Sales return reserve	10,967	11,367
Accrued rents and estimated property taxes	9,118	9,329
Accrued sales taxes	9,089	7,780
Other current liabilities	22,249	17,997

Total	$122,082	$107,908

7. Line of Credit Facility

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. On October 31, 2011, the Company further amended the Line to revise certain financial covenants which included removing the limitation on share repurchases, as well as to join certain subsidiaries of the Company as additional borrowers and guarantors and release certain others. As of and for the year ended January 31, 2012, there were no borrowings under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $59,685 as of January 31, 2012. The available credit, including the accordion feature, under the Line was $115,315 as of January 31, 2012.

8. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Domestic	$261,214	$374,777	$333,824
Foreign	27,617	42,431	10,582

	$288,831	$417,208	$344,406

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Current:
Federal	$93,244	$127,390	$107,350
State	14,199	19,492	13,216
Foreign	8,287	6,095	1,786

	115,730	152,977	122,352

Deferred:
Federal	(11,292)	(6,698)	2,960
State	124	(1,906)	(365)
Foreign	(982)	(123)	(434)

	(12,150)	(8,727)	2,161

	$103,580	$144,250	$124,513

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2012	2011	2010
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	3.2	2.3
Foreign taxes	(2.1)	(2.1)	(0.6)
Federal rehabilitation tax credits	—	(0.8)	—
Other	(0.2)	(0.7)	(0.5)

Effective tax rate	35.9%	34.6%	36.2%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2012 and 2011 are as follows:

	January 31,
	2012	2011
Deferred tax liabilities:
Prepaid expenses	$(1,402)	$(1,551)
Depreciation	(4,761)	(15,922)

Gross deferred tax liabilities	(6,163)	(17,473)

Deferred tax assets:
Deferred rent	37,024	43,005
Inventories	3,093	5,434
Accounts receivable	1,166	747
Net operating loss carryforwards	5,684	5,123
Tax uncertainties	7,651	4,433
Accrued salaries and benefits	13,786	13,496
Other temporary differences	4,437	—

Gross deferred tax assets, before valuation allowances	72,841	72,238

Valuation allowances	(2,754)	(2,622)

Net deferred tax assets	$63,924	$52,143

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2012 and 2011, respectively, $48,762 and $37,170 were attributable to U.S. federal, $12,374 and $13,546 were attributed to state jurisdictions and $2,788 and $1,427 were attributed to foreign jurisdictions.

As of January 31, 2012, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $10,503 that do not expire and certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $9,114 that expire from 2016 through 2032. As of January 31, 2011, the Company had a full valuation allowance for certain foreign and state net operating loss carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2012 and 2011, the non-current portion of net deferred tax assets aggregated $58,681 and $37,789, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $130,219 as of January 31, 2012. These earnings are deemed to be permanently re-invested to finance growth programs.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
	2012	2011	2010
Balance at the beginning of the period	$7,758	$7,532	$7,509
Increases in tax positions for prior years	3,466	43	948
Decreases in tax positions for prior years	(310)	(592)	(116)
Increases in tax positions for current year	360	1,000	1,894
Settlements	(2,259)	(40)	(924)
Lapse in statute of limitations	(351)	(185)	(1,779)

Balance at the end of the period	$8,664	$7,758	$7,532

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $3,874 and $6,677 at January 31, 2012 and 2011 respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2012, 2011 and 2010, the Company recognized a benefit of $1,334, $437 and $427 in interest and penalties. The Company accrued $2,529 and $3,620 for the payment of interest and penalties as of January 31, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During the year ended January 31, 2012, the Company settled its Internal Revenue Service examination for the periods ended January 31, 2005 through 2008. The Company has recognized the tax effect of this settlement for previous and future periods in the end of year balances. The Company also began a new Internal Revenue audit for periods ended January 31, 2009 and 2010. State and foreign jurisdictions that remain subject to examination range from fiscal 2002 to 2011 with few exceptions. It is possible that the Federal or any state examination may be resolved within twelve months. Due to the potential for resolution of Federal audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3,340.

9. Share-Based Compensation

The Company’s 2008 and 2004 Stock Incentive Plans each authorize up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or as SAR’s. Awards under these plans generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee. As of January 31, 2012 there were 6,951,650 and 902,516 common shares available to grant under the 2008 and 2004 Stock Incentive Plans, respectively.

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

Based on the Company’s historical experience, it has assumed an annualized forfeiture rate of 5% for its non-vested share based awards granted during the fiscal years ended January 31, 2012 and 2011. For share based awards granted in previous years that remain non-vested, an annualized forfeiture rate of 2% has been assumed. The Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Share based compensation expense, included in the Consolidated Statements of Income, for the fiscal years ended January 31, 2012, 2011 and 2010 was as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Stock Options	$2,886	$4,331	$2,975
Stock Appreciation Rights	1,111	463	—
Performance Share Units (1)	(959)	5,929	1,349
Restricted Shares	30	2	442

Total	$3,068	$10,725	$4,766

(1)	Includes the reversal of $8,800 of previously recognized compensation expense in fiscal 2012, related to 1,054,466 PSU’s, granted to a former executive officer of the Company, that will not vest due to the service requirement not being met.

Stock Options

The Company grants stock options which generally vest over a period of three to five years. Stock options become exercisable over the vesting period in installments determined by the administrator, which can vary depending upon each individual grant. Stock options granted to non-employee directors generally vest over a period of one year. The following weighted average assumptions were used in the Model to estimate the fair value of stock options at the date of grant:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected life, in years	3.5	4.3	4.2
Risk-free interest rate	0.9%	1.8%	2.0%
Volatility	50.0%	49.9%	51.4%
Dividend rate	—	—	—

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity:

	Fiscal Year Ended January 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	8,330,683	$24.31
Granted	100,000	36.07
Exercised	(1,912,967)	14.17
Forfeited or Expired	(487,066)	35.01

Awards outstanding at end of year	6,030,650	26.86	3.5	$23,918
Awards outstanding expected to vest	5,980,827	26.86	3.5	$23,344

Awards exercisable at end of year	5,140,725	$25.63	3.3	$23,377

The following table summarizes other information related to stock options during the years ended January 31, 2012, 2011 and 2010:

	Fiscal Year Ended January 31,
	2012	2011	2010
Weighted-average grant date fair value—per share	$10.36	$12.07	$8.35
Intrinsic value of awards exercised	$22,615	$55,100	$16,613
Net cash proceeds from the exercise of stock options	$4,136	$24,129	$3,250
Actual income tax benefit realized from stock option exercises	$8,995	$12,847	$6,390

The Company recognized tax benefits, related to stock options of $953, $1,336 and $1,034, in the accompanying Consolidated Statements of Income for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2012, was $6,044, which is expected to be recognized over the weighted average period of 2.09 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes information concerning outstanding and exercisable stock options as of January 31, 2012:

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Amount Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Amount Exercisable	Wtd. Avg. Exercise Price
$ 0.00 - $ 3.96	41,900	0.2	$2.86	41,900	$2.86
$ 3.97 - $ 7.92	630,500	1.4	4.72	630,500	4.72
$11.87 - $15.83	579,000	2.4	14.38	579,000	14.38
$15.84 - $19.79	138,750	4.2	19.12	80,000	19.77
$19.80 - $23.75	119,000	4.0	22.06	115,000	22.07
$23.76 - $27.71	497,000	3.6	25.62	472,000	25.65
$27.72 - $31.66	2,512,500	3.7	31.06	2,505,375	31.06
$31.67 - $35.62	494,600	4.5	32.98	161,960	32.62
$35.63 - $39.58	1,017,400	4.0	37.60	554,990	37.78

	6,030,650	3.5	$26.86	5,140,725	$25.63

Stock Appreciation Rights

The Company granted SAR’s during fiscal 2012 and 2011. There were no SAR’s issued or outstanding during fiscal 2010. These SAR’s generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. As of January 31, 2012, none of these SAR’s had vested. The following weighted average assumptions were used in the Model to estimate the fair value of SAR’s at the date of grant:

	Fiscal Year Ended January 31,
	2012	2011
Expected life, in years	4.8	5.3
Risk-free interest rate	0.8%	1.6%
Volatility	48.8%	47.9%
Dividend rate	—	—

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s SAR activity:

	Fiscal Year Ended January 31, 2012
	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	488,800	$32.84
Granted	208,500	26.89
Exercised	—	—
Forfeited or Expired	(46,500)	32.80

Awards outstanding at end of year	650,800	30.91	7.0	$—
Awards outstanding expected to vest	618,260	$30.91	7.0	$—

Awards exercisable at end of year	—	—	—	$—

Weighted average grant date fair value—per share	$9.50

Total unrecognized compensation cost of SAR’s granted, but not yet vested as of January 31, 2012 was $5,589, which is expected to be recognized over the weighted average period of 3.7 years.

Performance Share Units

The Company grants PSU’s which vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s are determined using a Monte Carlo simulation. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a five year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2012:

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at beginning of year	1,441,366	$24.57
Granted	2,198,450	16.21
Vested	—	—
Forfeited	(1,115,866)	24.76

Non-vested awards outstanding at end of year	2,523,950	17.23

The aggregate grant date fair value of PSU’s awarded during fiscal 2012, 2011 and 2010 was $35,629, $9,621 and $26,932, respectively. No PSU’s vested during fiscal year 2012. The aggregate

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

grant date fair value of PSU’s vested during fiscal year 2011 was $1,060. No PSU’s vested during fiscal year 2010. Unrecognized compensation cost related to non-vested PSU’s as of January 31, 2012 was $35,978 which is expected to be recognized over a weighted average period of 4.3 years.

Restricted Stock Units

The Company grants RSU’s which vest based on the achievement of specified service and external market conditions. RSU’s typically vest over a three to five year period.

The following table summarizes the Company’s RSU’s activity for the fiscal year ended January 31, 2012:

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at beginning of year	1,000	$36.64
Granted	10,000	20.08
Vested	(334)	36.64
Exercised	—	—
Forfeited / Cancelled	—	—

Non-vested awards outstanding at end of year	10,666	21.11

The aggregate grant date fair value of RSU’s awarded during fiscal 2012 and 2011 was $201 and $37, respectively. There were no RSU’s awarded in fiscal 2010. The aggregate grant date fair value of RSU’s vested during fiscal year 2012 was $12. No RSU’s vested during fiscal years 2011 and 2010. Total unrecognized compensation cost for non-vested RSU’s granted as of January 31, 2012 was $195, which is expected to be recognized over the weighted average period of 4.2 years.

10. Shareholders’ Equity

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

During the fiscal years ended January 31, 2012 and 2011 the Company repurchased and subsequently retired 20,491,530 and 6,288,447 common shares at a total cost of $538,311 and $200,732, respectively. There were no share repurchases during the fiscal year ended January 31, 2010. The average cost per share of the repurchases for the fiscal years ended January 31, 2012 and 2011 was $26.27 and $31.92, respectively, including commissions. As of January 31, 2012, there were no common shares available for repurchase under the program.

In addition to shares repurchased under the stock repurchase program, during the fiscal years ended January 31, 2012 and 2011, the Company settled and subsequently retired 282,813 and

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

112,770 common shares at a total cost of $7,167 and $3,986, respectively, from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity noted above, the Company reduced the balance of additional paid-in-capital to zero. Subsequent share repurchase activity was recorded as a reduction of retained earnings. During the fiscal year ended January 31, 2012 the Company reduced retained earnings by $501,676 related to these share repurchases.

11. Net Income Per Common Share

The following is a reconciliation of the weighted average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2012	2011	2010
Basic weighted average shares outstanding	154,025,589	166,896,322	168,053,502
Effect of dilutive options, non-vested shares and stock appreciation rights	2,165,700	3,437,228	3,176,743

Diluted weighted average common shares outstanding	156,191,289	170,333,550	171,230,245

For the fiscal years ended January 31, 2012, 2011 and 2010, awards to purchase 3,836,838 common shares ranging in price from $26.85 to $39.58, 1,324,238 awards to purchase common shares ranging in price from $32.89 to $39.58 and 4,331,650 awards to purchase common shares ranging in price from $16.58 to $37.51, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2012, 2,533,950 contingently issuable awards were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

12. Commitments and Contingencies

Leases

The Company leases its stores under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2013	$185,047
2014	183,374
2015	175,947
2016	160,574
2017	139,948
Thereafter	544,113

Total minimum lease payments	$1,389,003

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Amounts noted above include commitments for 36 executed leases for stores not opened as of January 31, 2012. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2012	2011	2010
Minimum and percentage rentals	$165,901	$143,919	$125,651
Contingent rentals	5,403	5,836	3,327

Total	$171,304	$149,755	$128,978

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $315,890. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until merchandise shipping date. The Company also has commitments related to contracts with construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $16,292.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $1,365, $1,308 and $1,171 for fiscal years 2012, 2011 and 2010, respectively.

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2012, 2011 and 2010 were $2,509, $2,707 and $1,732,

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Fees due to DBR for the fiscal years ended January 31, 2012, 2011 and 2010 were approximately $273, $251 and $251, respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2012, 2011 and 2010. The Company has not paid any compensation to The McDevitt Company for such services, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the president and the sole shareholder of The McDevitt Company and brother-in-law of Scott A. Belair, one of the Company’s directors. There were no amounts due to The McDevitt Company as of January 31, 2012 and January 31, 2011. Mr. McDevitt’s wife, Wendy B. McDevitt, is an executive officer of the Company, serving as President of the Terrain Brand.

The Addis Group (“Addis”), an insurance brokerage and risk management consulting company, acted as the Company’s commercial insurance broker and risk management consultant for the years ended January 31, 2012, 2011 and 2010. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions. Scott Addis, the brother-in-law of Richard A. Hayne, Chief Executive Officer, President and Chairman of the Board of the Company, is the President of The Addis Group. There were no amounts due to or from Addis as of January 31, 2012 and January 31, 2011.

14. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale”. The Company’s Retail segment consists of the aggregation of its five brands operating through 429 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People”, “Terrain” and “BHLDN” and includes their direct marketing campaigns which consist of five catalogs and nine websites as of January 31, 2012. Our Retail stores and their direct marketing campaigns are considered an operating segment. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the years ended January 31, 2012, 2011 and 2010. The remainder is derived from the Company’s Wholesale segment that distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the retail and wholesale segments are highly diversified. No customer comprises more than 10% of sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2012	2011	2010
Net sales
Retail operations	$2,340,794	$2,153,792	$1,833,733
Wholesale operations	140,657	124,768	109,269
Intersegment elimination	(7,650)	(4,458)	(5,187)

Total net sales	$2,473,801	$2,274,102	$1,937,815

Income from operations
Retail operations	$276,581	$418,403	$338,114
Wholesale operations	26,919	23,372	22,164
Intersegment elimination	(709)	(389)	(202)

Total segment operating income	302,791	441,386	360,076
General corporate expenses	(18,066)	(27,183)	(21,092)

Total income from operations	$284,725	$414,203	$338,984

Depreciation expense for property and equipment
Retail operations	$99,645	$91,267	$85,077
Wholesale operations	1,094	1,136	1,069

Total depreciation expense for property and equipment	$100,739	$92,403	$86,146

Inventories
Retail operations	$237,825	$213,420
Wholesale operations	12,248	16,141

Total inventories	$250,073	$229,561

Property and equipment, net
Retail operations	$681,501	$582,241
Wholesale operations	3,478	4,105

Total property and equipment, net	$684,979	$586,346

Cash paid for property and equipment
Retail operations	$189,311	$142,791	$107,941
Wholesale operations	699	851	1,319

Total cash paid for property and equipment	$190,010	$143,642	$109,260

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2012	2011	2010
Net sales
Domestic operations	$2,169,976	$2,027,074	$1,752,787
Foreign operations	303,825	247,028	185,028

Total net sales	$2,473,801	$2,274,102	$1,937,815

Property and equipment, net
Domestic operations	$557,512	$497,521
Foreign operations	127,467	88,825

Total property and equipment, net	$684,979	$586,346