Form 10-Q
period 2012-04-30
URBAN OUTFITTERS INC
filed 2012-06-11
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

Common stock, $0.0001 par value—144,809,207 shares outstanding on June 6, 2012.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2012	January 31, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$130,462	$145,273	$243,939
Marketable securities	117,056	89,854	68,688
Accounts receivable, net of allowance for doubtful accounts of $1,799, $1,614 and $1,078, respectively	43,882	36,673	46,539
Inventories	299,750	250,073	264,278
Prepaid expenses, deferred taxes and other current assets	84,738	75,119	77,846

Total current assets	675,888	596,992	701,290
Property and equipment, net	711,932	684,979	601,249
Marketable securities	91,231	126,913	333,946
Deferred income taxes and other assets	76,293	74,824	57,774

Total assets	$1,555,344	$1,483,708	$1,694,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,806	$95,754	$109,444
Accrued expenses, accrued compensation and other current liabilities	137,398	137,712	102,562

Total current liabilities	255,204	233,466	212,006

Deferred rent and other liabilities	187,819	183,974	169,773

Total liabilities	443,023	417,440	381,779

Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 144,808,807, 144,633,007 and 159,667,925 shares issued and outstanding, respectively	15	15	16
Additional paid-in-capital	5,971	—	—
Retained earnings	1,111,722	1,077,765	1,317,036
Accumulated other comprehensive loss	(5,387)	(11,512)	(4,572)

Total shareholders’ equity	1,112,321	1,066,268	1,312,480

Total liabilities and shareholders’ equity	$1,555,344	$1,483,708	$1,694,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2012	2011
Net sales	$568,930	$524,019
Cost of sales, including certain buying, distribution and occupancy costs	366,451	330,654

Gross profit	202,479	193,365
Selling, general and administrative expenses	149,564	134,529

Income from operations	52,915	58,836
Other income, net	299	1,365

Income before income taxes	53,214	60,201
Income tax expense	19,257	21,577

Net income	$33,957	$38,624

Net income per common share:
Basic	$0.24	$0.24

Diluted	$0.23	$0.23

Weighted average common shares outstanding:
Basic	144,709,199	162,407,330

Diluted	145,568,667	165,293,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2012	2011
Net income	$33,957	$38,624
Other comprehensive income:
Foreign currency translation	4,774	4,817
Unrealized gains on marketable securities, net of tax	1,351	873

Total other comprehensive income	6,125	5,690

Comprehensive income	$40,082	$44,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$33,957	$38,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,113	26,551
Provision for deferred income taxes	(6,253)	(4,246)
Excess tax benefit on share-based compensation	(971)	(361)
Share-based compensation expense	2,891	2,579
Loss on disposition of property and equipment, net	8	626
Changes in assets and liabilities:
Receivables	(7,125)	(9,915)
Inventories	(48,776)	(33,802)
Prepaid expenses and other assets	14,396	2,312
Payables, accrued expenses and other liabilities	25,828	(2,328)

Net cash provided by operating activities	42,068	20,040

Cash flows from investing activities:
Cash paid for property and equipment	(52,804)	(35,738)
Cash paid for marketable securities	(61,652)	(51,119)
Sales and maturities of marketable securities	53,829	115,442

Net cash (used in) provided by investing activities	(60,627)	28,585

Cash flows from financing activities:
Exercise of stock options	2,109	2,353
Excess tax benefits from stock option exercises	971	361
Share repurchases	—	(148,674)

Net cash provided by (used in) financing activities	3,080	(145,960)

Effect of exchange rate changes on cash and cash equivalents	668	1,017

Decrease in cash and cash equivalents	(14,811)	(96,318)
Cash and cash equivalents at beginning of period	145,273	340,257

Cash and cash equivalents at end of period	$130,462	$243,939

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$10,026	$46,990

Non-cash investing activities—Accrued capital expenditures	$18,895	$8,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the United States Securities and Exchange Commission on April 2, 2012.

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2013 will end on January 31, 2013.

2. Recently Issued and Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update that amended fair value measurements and disclosures. This amendment provides that the inputs and measures used to value assets that fall within Level 3 of the valuation hierarchy be quantitatively presented as well as various other fair value disclosure requirements. Application is required prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of this amendment beginning February 1, 2012. Other than the change in presentation, this accounting standards update did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an update that requires an increase in the prominence of other comprehensive income and its components within the financial statements. The update provides entities the option to present the components of net income and other comprehensive income in either one or two consecutive financial statements. It also eliminates the option to present other comprehensive income in the statements of shareholders’ equity. This update also required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued an additional update which indefinitely defers the requirement related to the presentation of reclassification adjustments. These updates became effective for the Company beginning February 1, 2012. In accordance with these updates the Company has presented two separate but consecutive statements which include the components of net income and other comprehensive income. Other than the change in presentation, these accounting standards updates did not have an impact on the Company’s financial position, results of operations or cash flows.

3. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2012, January 31, 2012 and April 30, 2011 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2012
Short-term Investments:
Corporate bonds	$40,934	$23	$(14)	$40,943
Municipal and pre-refunded municipal bonds	36,465	96	(5)	36,556
Treasury bills	11,694	—	(1)	11,693
Certificate of deposit	13,665	4	—	13,669
Commercial paper	7,572	9	—	7,581
Federal government agencies	6,615	—	(1)	6,614

	116,945	132	(21)	117,056

Long-term Investments:
Corporate bonds	46,685	148	(26)	46,807
Municipal and pre-refunded municipal bonds	18,809	169	(5)	18,973
Treasury bills	12,944	6	—	12,950
Certificate of deposit	8,170	2	(1)	8,171
Auction rate securities	4,925	—	(595)	4,330

	91,533	325	(627)	91,231

	$208,478	$457	$(648)	$208,287

As of January 31, 2012
Short-term Investments:
Corporate bonds	$34,899	$7	$(28)	$34,878
Municipal and pre-refunded municipal bonds	41,519	135	(10)	41,644
Certificate of deposit	5,225	—	—	5,225
Commercial paper	3,580	12	—	3,592
Federal government agencies	4,513	2	—	4,515

	89,736	156	(38)	89,854

Long-term Investments:
Corporate bonds	60,852	277	(72)	61,057
Municipal and pre-refunded municipal bonds	18,410	186	(6)	18,590
Treasury bills	14,982	6	—	14,988
Certificate of deposit	6,970	—	(1)	6,969
Federal government agencies	5,111	2	(1)	5,112
Auction rate securities	22,975	—	(2,778)	20,197

	129,300	471	(2,858)	126,913

	$219,036	$627	$(2,896)	$216,767

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2011
Short-term Investments:
Corporate bonds	$5,377	$18	$—	$5,395
Municipal and pre-refunded municipal bonds	36,498	24	(30)	36,492
Federal government agencies	16,284	17	—	16,301
FDIC insured corporate bonds	10,478	22	—	10,500

	68,637	81	(30)	68,688

Long-term Investments:
Corporate bonds	132,937	513	(46)	133,404
Municipal and pre-refunded municipal bonds	96,748	367	(269)	96,846
Treasury bills	19,661	92	—	19,753
Federal government agencies	55,122	205	—	55,327
Auction rate securities	30,150	—	(3,434)	26,716
Variable rate demand notes	1,900	—	—	1,900

	336,518	1,177	(3,749)	333,946

	$405,155	$1,258	$(3,779)	$402,634

Proceeds from the sale and maturities of available-for-sale securities were $53,829 and $115,442 for the three months ended April 30, 2012 and 2011, respectively. The Company included in Other income, net, in the Condensed Consolidated Statement of Income, realized gains of $127 and $28 and a net charge related to amortization of discounts and premiums of $1,235 and $2,322 for the three months ended April 30, 2012 and April 30, 2011, respectively.

As of April 30, 2012, the par value of the Company’s Auction Rate Securities (“ARS”) was $4,925 and the estimated fair value was $4,330. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal obligations. To date, the Company has collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of April 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$87,750	$—	$—	$87,750
Municipal and pre-refunded municipal bonds	—	55,529	—	55,529
Treasury bills	24,643	—	—	24,643
Certificate of deposit	—	21,840	—	21,840
Commercial paper	—	7,581	—	7,581
Federal government agencies	6,614	—	—	6,614
Auction rate securities	—	—	4,330	4,330

	$119,007	$84,950	$4,330	$208,287

	Marketable Securities Fair Value as of January 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$95,935	$—	$—	$95,935
Municipal and pre-refunded municipal bonds	—	60,234	—	60,234
Treasury bills	14,988	—	—	14,988
Certificates of deposit	—	12,194	—	12,194
Commercial paper	—	3,592	—	3,592
Federal government agencies	9,627	—	—	9,627
Auction rate securities	—	—	20,197	20,197

	$120,550	$76,020	$20,197	$216,767

	Marketable Securities Fair Value as of April 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$138,799	$—	$—	$138,799
Municipal and pre-refunded municipal bonds	—	133,338	—	133,338
Treasury bills	19,753	—	—	19,753
Federal government agencies	71,628	—	—	71,628
Auction rate securities	—	—	26,716	26,716
FDIC insured corporate bonds	10,500	—	—	10,500
Variable demand notes	—	1,900	—	1,900

	$240,680	$135,238	$26,716	$402,634

Level 1 assets consist of financial instruments whose value has been based on inputs that use as their basis, readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers.

Level 2 assets consist of financial instruments whose value has been based on quoted prices for similar securities in active markets as well as quoted prices for identical or similar securities in markets that are not active.

Level 3 assets consist of financial instruments where there was no active market. As of April 30, 2012, all of the Company’s Level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.

Based on these fair value estimates, the Company determined its ARS to have a temporary impairment of $595, $2,778, and $3,434 as of April 30, 2012, January 31, 2012 and April 30, 2011, respectively. The estimated fair values could change significantly based on future market conditions. A hypothetical 100 basis point decline in fair value of ARS at April 30, 2012 would have resulted in a temporary impairment of $645. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended April 30, 2012	Fiscal Year Ended January 31, 2012	Three Months Ended April 30, 2011
Balance at beginning of period	$20,197	$29,462	$29,462
Total gains (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive loss	2,183	1,010	354
Settlements	(18,050)	(10,275)	(3,100)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$4,330	$20,197	$26,716

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(595)	$(2,778)	$(3,434)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short term highly liquid investments with maturities of three months or less. As of April 30, 2012, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

5. Line of Credit Facility

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures, ability to repurchase shares and the payment of cash dividends. On October 31, 2011, the Company further amended the Line to revise certain financial covenants which included removing the limitation on share repurchases, as well as to join certain subsidiaries of the Company as additional borrowers and guarantors and release certain others. As of and during the three months ended April 30, 2012, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $73,202 as of April 30, 2012. The available credit, including the accordion feature, under the Line was $101,798 as of April 30, 2012.

6. Share-Based Compensation

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

Share-based compensation expense (income) included in the Condensed Consolidated Statements of Income for the three months ended April 30, 2012 and 2011 was as follows:

	Three Months Ended April 30,
	2012	2011
Stock Options	$399	$819
Stock Appreciation Rights	507	257
Performance Share Units	2,000	1,500
Restricted Shares	(15)	3

Total	$2,891	$2,579

The Company recognized tax benefits related to stock options of $120 and $241 in its Condensed Consolidated Statements of Income for the three months ended April 30, 2012 and 2011, respectively.

The share based awards issued and the weighted average fair value for the three months ended April 30, 2012 was as follows:

	Three Months Ended April 30, 2012
	Awards Issued	Weighted Average Fair Value
Stock Appreciation Rights	300,000	$11.31
Performance Share Units	371,190	$18.06

Total	671,190

The total unrecognized compensation cost related to outstanding share based awards and the weighted average period in which the cost is expected to be recognized as of April 30, 2012 is as follows:

	April 30, 2012
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$4,411	1.8
Stock Appreciation Rights	8,055	3.2
Performance Share Units	38,778	3.9
Restricted Shares	19	1.6

Total	$51,263	3.6

7. Shareholders’ Equity

On February 28, 2006, a stock repurchase authorization by the Company’s Board of Directors allowed the Company to repurchase up to 8,000,000 common shares. On November 16, 2010 and August 25, 2011, two additional stock repurchase authorizations by the Company’s Board of Directors allowed the Company to repurchase, in aggregate, 20,000,000 additional common shares.

The Company repurchased all of the remaining outstanding shares available under the above authorizations during fiscal 2012. As a result, there were no share repurchases during the three months ended April 30, 2012. The Company repurchased and subsequently retired 4,824,869 common shares at a total cost of $148,674 during the three months ended April 30, 2011. The average cost per share of the repurchases was $30.81, including commissions.

As a result of the share repurchases for the three months ended April 30, 2011, the Company reduced the balance of additional paid-in-capital to zero, which required subsequent share repurchases to be recorded as a reduction of retained earnings. As a result, the Company reduced retained earnings by $115,778 during the three months ended April 30, 2011.

8. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2012	2011
Basic weighted average shares outstanding	144,709,199	162,407,330
Effect of dilutive stock options, non-vested shares and stock appreciation rights	859,468	2,886,264

Diluted weighted average common shares outstanding	145,568,667	165,293,594

For the three months ended April 30, 2012 and 2011, options to purchase 4,175,650 common shares with an exercise price range of $29.46 to $39.58 and awards to purchase 1,333,550 common shares with an exercise price range of $35.01 to $39.58, respectively, were excluded from the calculation of diluted net income per common share because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share, as of April 30, 2012, were 2,797,740 performance based equity awards, since they did not meet the required performance criteria.

9. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 443 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “BHLDN” and includes their direct marketing campaigns, which consist of five catalogs and nine web sites as of April 30, 2012. Our Retail stores and their direct marketing campaigns are considered an operating segment. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the three months ended April 30, 2012 and April 30, 2011, respectively. The remainder is derived from the Company’s Wholesale segment that distributes apparel to its retail segment and to approximately 1,400 better department and specialty retailers worldwide.

The Company has aggregated its retail stores and associated direct marketing campaigns into a Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding inter-company charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each operating segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, deferred taxes and prepaid expenses which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. Both the Retail and Wholesale segments are highly diversified. No one customer comprises more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	April 30, 2012	January 31, 2012	April 30, 2011
Inventories
Retail operations	$285,562	$237,825	$251,935
Wholesale operations	14,188	12,248	12,343

Total inventories	$299,750	$250,073	$264,278

Property and equipment, net
Retail operations	$708,635	$681,501	$597,600
Wholesale operations	3,297	3,478	3,649

Total property and equipment, net	$711,932	$684,979	$601,249

	Three Months Ended April 30,
	2012	2011
Net sales
Retail operations	$537,746	$493,462
Wholesale operations	32,579	31,583
Intersegment elimination	(1,395)	(1,026)

Total net sales	$568,930	$524,019

Income from operations
Retail operations	$52,907	$62,968
Wholesale operations (1)	7,994	2,958
Intersegment elimination	(146)	(71)

Total segment operating income	60,755	65,855
General corporate expenses	(7,840)	(7,018)

Total income from operations	$52,915	$58,836

(1)

Increase in Wholesale segment income from operations for the three months ended April 30, 2012 as compared to the prior year comparable period was principally due to one-time charges included in the three months ended April 30, 2011 resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012.

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2012	January 31, 2012	April 30, 2011
Property and equipment, net
Domestic operations	$570,663	$557,512	$499,025
Foreign operations	141,269	127,467	102,224

Total property and equipment, net	$711,932	$684,979	$601,249

	Three Months Ended April 30,
	2012	2011
Net sales
Domestic operations	$500,608	$466,851
Foreign operations	68,322	57,168

Total net sales	$568,930	$524,019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended January 31, 2012, filed on April 2, 2012. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments; a leading lifestyle specialty retailing segment and a wholesale apparel segment. Our retailing segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN brands, whose merchandise is sold directly to our customers through our stores, websites, catalogs and customer contact centers. Our wholesale apparel segment consists of our Free People wholesale division that, primarily, designs, develops and markets young women’s contemporary casual apparel.

Our comparable retail segment net sales data includes our comparable store and comparable direct-to-consumer channels. A store is included in comparable retail segment net sales data, as presented in this discussion, if it has been open at least one full fiscal year, unless it was materially expanded or remodeled, or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is included in comparable retail segment net sales data, as presented in this discussion, if it has been operational for at least one full fiscal year. Sales from stores and direct-to-consumer channels that do not fall within the definition of a comparable store or channel are considered non-comparable. The effects of foreign currency translation are also considered non-comparable.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2013 will end on January 31, 2013.

Retail Stores

As of April 30, 2012, we operated 201 Urban Outfitters stores of which 158 were located in the United States, 11 were located in Canada and 32 were located in Europe. During the three months ended April 30, 2012, we opened 4 new Urban Outfitters stores, 1 of which was located in the United States, 1 of which was located in Canada and 2 of which were located in Europe. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 31.6% and 6.0% of consolidated net sales, respectively, for the three months ended April 30, 2012, compared to 31.3% and 5.3%, respectively, for the comparable period in fiscal 2012.

As of April 30, 2012, we operated 170 Anthropologie stores, of which 161 were located in the United States, 6 were located in Canada and 3 were located in Europe. During the three months ended April 30, 2012 we opened 2 new Anthropologie stores, 1 of which was located in the United States and 1 of which was located in Canada. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 32.0% of consolidated net sales for the three months ended April 30, 2012, compared to 34.3% for the comparable period in fiscal 2012. Anthropologie’s European store net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2012 and 2011, respectively.

As of April 30, 2012, we operated 69 Free People stores, all of which were located in the United States. For the three months ended April 30, 2012, we opened 7 new Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years some of which may be outside the United States. Free People’s retail store net sales accounted for approximately 2.8% of consolidated net sales for the three months ended April 30, 2012, compared to 2.5% for the comparable period in fiscal 2012.

As of April 30, 2012, we operated one Terrain garden center, which was located in Glen Mills, Pennsylvania. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, inspired by the ‘greenhouse.’ The site is large and free standing. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. Terrain garden center net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2012 and 2011, respectively.

As of April 30, 2012, we operated two BHLDN stores. Our first store opened in August of 2011, in Houston, Texas. For the three months ended April 30, 2012, we opened one new BHLDN store which was located in Chicago, Illinois. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. BHLDN store net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2012.

For all brands combined, we plan to open approximately 55 to 60 new stores during fiscal 2013, including 21 Urban Outfitters stores, 16 Free People stores, 16 Anthropologie stores, 1 BHLDN store and 1 Terrain garden center

Direct-to-consumer

We operate a Direct-to-Consumer channel that generates sales directly through our websites and catalogs. We believe that our Direct-to-Consumer channel increases the reputation and recognition of our brands with our target customers and helps support and strengthen our store operations. Direct-to-Consumer net sales for all brands combined increased 1.1% to approximately 20.6% of consolidated net sales for the three months ended April 30, 2012, from 19.5% for the comparable period in fiscal 2012.

We believe that our web marketing and social media initiatives are a significant contributor to our Direct-to-Consumer sales growth. For fiscal 2013 we plan to increase our investment in web marketing and social media initiatives for all of our brands. These increases will be based on our continual evaluation of the customer’s response rate to web marketing initiatives.

For the three months ended April 30, 2012, we circulated approximately 10.9 million catalogs across all brands as compared to 12.3 million catalogs for the comparable period in fiscal 2012. Our catalog circulation levels are driven by our evaluation of the response rate to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our Direct-to-Consumer customers to determine which customers respond to our catalog mailings.

Anthropologie. Anthropologie operates a website that accepts orders directly from customers. The website captures the spirit of the store by offering a similar yet broader array of women’s casual apparel and accessories, shoes, home furnishings, gifts and decorative items as found in our stores. Anthropologie also offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores.

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

Terrain. Terrain operates a website that accepts orders directly from customers. The website exposes consumers to a portion of the product assortment found at the Terrain garden center.

BHLDN. BHLDN operates a website that accepts orders directly from customers and exposes consumers to all product offerings of the BHLDN brand.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk and our own Free People stores. Free People wholesale net sales accounted for approximately 5.5% of consolidated net sales for the three months ended April 30, 2012 compared to 5.0% for the comparable period in fiscal 2012.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2012, which are included in our Annual Report on Form 10-K filed with the SEC on April 2, 2012. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of April 30, 2012, January 31, 2012 and April 30, 2011, reserves for estimated sales returns totaled $10.8 million, $11.0 million and $10.1 million, representing 2.4%, 2.6% and 2.6% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of April 30, 2012, January 31, 2012 and April 30, 2011 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income under the caption “Other income, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a component of Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at April 30, 2012, January 31, 2012, and April 30, 2011 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Inventories as of April 30, 2012, January 31, 2012 and April 30, 2011 totaled $299.8 million, $250.1 million and $264.3 million, representing 19.3%, 16.9% and 15.6% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2012, January 31, 2012 and April 30, 2011 totaled $711.9 million, $685.0 million and $601.2 million, representing 45.8%, 46.2% and 35.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If financial results are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2012 and 2011, as well as for fiscal 2012, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of April 30, 2012, January 31, 2012 and April 30, 2011 totaled $68.2 million, $63.9 million and $54.3 million, representing 4.4%, 4.3% and 3.2% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statements of Income. Valuation allowances as of April 30, 2012, January 31, 2012 and April 30, 2011 were $2.3 million, $2.8 million and $2.6 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	64.4	63.1

Gross profit	35.6	36.9
Selling, general and administrative expenses	26.3	25.7

Income from operations	9.3	11.2
Other income, net	0.1	0.3

Income before income taxes	9.4	11.5
Income tax expense	3.4	4.1

Net income	6.0%	7.4%

Three Months Ended April 30, 2012 Compared To Three Months Ended April 30, 2011

Net sales in the first quarter of fiscal 2013 increased by 8.6% to $568.9 million, from $524.0 million in the first quarter of fiscal 2012. The $44.9 million increase was attributable to a $44.3 million, or 9.0%, increase in retail segment net sales and a $0.6 million, or 2.1% increase in our wholesale segment net sales (excluding sales to our retail segment). Retail segment net sales for the first quarter of fiscal 2013 accounted for 94.5% of total net sales compared to 94.2% of total net sales in the first quarter of fiscal 2012.

The growth in our retail segment net sales during the first quarter of fiscal 2013 was driven by increases of $33 million in non-comparable and new store net sales and a $14.8 million, or 14.5%, increase in Direct-to-Consumer net sales. These increases were partially offset by a $3.5 million, or 1.0%, decrease in comparable store net sales. Our total company comparable retail segment net sales increase of 2.4% was comprised of increases of 6.2% and 1.7%, at Urban Outfitters and Free People, respectively, partially offset by a decrease of 1.5% at Anthropologie. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 80 new or existing stores during the first quarter of fiscal 2013 that were not in operation for the full comparable quarter in fiscal 2012. Comparable store net sales decreases for the first quarter of fiscal 2013 were primarily due to a decrease in transactions and average units per transaction, partially offset by an increase in average unit sales prices. The Direct-to-Consumer net sales increase was driven by increased traffic to our web sites which more than offset declines in average order value and conversion rate. Thus far during the second quarter of fiscal 2013, comparable retail segment net sales are low single-digit positive.

The increase in our wholesale segment net sales in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, was primarily due to a $5.0 million, or a 19.1%, increase at Free People wholesale driven by an increase in transactions which was partially offset by a decline in average unit selling prices. The Free People wholesale net sales increase was partially offset by a $4.4 million dollar decline in Leifsdottir net sales resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012.

Gross profit percentage for the first quarter of fiscal 2013 decreased to 35.6% of net sales from 36.9% of net sales in the comparable quarter in fiscal 2012. The decrease in the gross profit percentage in the first quarter of fiscal 2013 was principally due to occupancy deleverage related to an increased number of store openings versus the prior comparable quarter, an increased number of new and non-comparable European stores and the overall comparable store net sales decline. Also contributing to the decline in gross profit percentage, were slightly higher markdowns on certain women’s apparel categories. Gross profit for the first quarter of fiscal 2013 increased by $9.1 million, or 4.7%, to $202.5 million from $193.4 million in the comparable quarter in fiscal 2012. The increase was primarily due to higher net sales, partially offset by lower merchandise margins resulting from higher store occupancy expense and slightly higher markdowns. Total inventories at April 30, 2012 increased by $35.5 million, or 13.4%, to $299.8 million from $264.3 million at April 30, 2011. This increase was primarily due to an increase in total comparable retail segment inventories of 10.8% at cost and 4.8% in units, while total comparable store inventories increased 7.9% at cost. The remainder of the increase was related to the acquisition of inventory to stock new and non-comparable stores and the growth in the Free People wholesale business.

Selling, general and administrative expenses as a percentage of net sales increased during the first quarter of fiscal 2013 to 26.3% of net sales, compared to 25.7% of net sales for the first quarter of fiscal 2012. The percentage increase was primarily due to the deleveraging of direct store controllable expenses driven by the negative comparable store net sales. Selling, general and administrative expenses increased by $15.1 million, to $149.6 million, in the first quarter of fiscal 2013, from $134.5 million in the first quarter of fiscal 2012. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 9.3% of net sales, or $52.9 million, for the first quarter of fiscal 2013 compared to 11.2%, or $58.8 million, for the first quarter in fiscal 2012.

Our effective tax rate for the first quarter of fiscal 2013 was 36.2% of income before income taxes, which was slightly higher than the effective tax rate for the first quarter of fiscal 2012 of 35.8% of income before taxes. This increase in rate was primarily due to certain non-recurring items affecting the prior year quarter. We expect our annual effective tax rate to be approximately 36.5% of income before taxes for the full year for fiscal 2013.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $338.8 million as of April 30, 2012, as compared to $362.0 million as of January 31, 2012 and $646.6 million as of April 30, 2011. Our working capital was $420.7 million at April 30, 2012 compared to $363.5 million at January 31, 2012 and $489.3 million at April 30, 2011. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals. Cash provided by operating activities during the first quarter of fiscal 2013 increased by $22.1 million to $42.1 million from $20.0 million in the first quarter of fiscal 2012. This increase was primarily due to lower overall working capital in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, partially offset by lower net income.

Cash used in investing activities during the first quarter of fiscal 2013 was $60.6 million, primarily related to purchases of marketable securities and property and equipment, partially offset by sales and maturities of marketable securities. Cash paid for property and equipment for the quarter ended April 30, 2012 and 2011, was $52.8 million and $35.7 million, respectively, and was used mainly to expand and support our store base and our distribution and fulfillment facilities.

Cash provided by financing activities of $3.1 million during the first quarter of fiscal 2013 was primarily related to the proceeds from the exercise of stock options during the period.

During the last two years, we have mainly satisfied our cash requirements through our cash flow from operations. Our primary uses of cash have been to open new stores, purchase inventories and repurchase shares of our common stock. We have also continued to invest in our direct-to-consumer efforts, international operations, technology, warehouse and distribution facilities and our home office facilities.

We believe net cash provided by operating activities during fiscal 2013, combined with available cash on hand, will be used primarily to construct and open approximately 55 to 60 new stores, renovate certain existing stores, complete construction of our fulfillment facility in Reno, Nevada, continue to expand our home offices in Philadelphia, Pennsylvania, upgrade our information systems, increase our investments in direct-to-consumer marketing and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. Our capital expenditures for fiscal 2013 are planned in the range of $190 to $200 million. We believe that our new store, direct-to-consumer and inventory investments have the ability to generate positive cash flow within a year. We believe improvements to our home office, fulfillment and distribution facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our existing brands or the addition of new brands.

On February 28, 2006, a stock repurchase authorization by the Company’s Board of Directors allowed the Company to repurchase up to 8 million common shares. On November 16, 2010 and August 25, 2011, two additional stock repurchase authorizations by the Company’s Board of Directors allowed the Company to repurchase, in aggregate, 20 million additional common shares.

The Company repurchased all of the remaining outstanding shares available under the above authorizations during fiscal 2012. As a result, there were no share repurchases during the three months ended April 30, 2012. The Company repurchased and subsequently retired 4.8 million common shares at a total cost of $148.7 million during the three months ended April 30, 2011. The average cost per share of the repurchases was $30.81, including commissions.

On April 25, 2011, we amended our line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. On October 31, 2011, we further amended the Line to revise certain financial covenants which included removing the limitation on share repurchases, as well as to join certain of our subsidiaries as additional borrowers and guarantors and release certain others. As of and during the three months ended April 30, 2012, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $73.2 million as of April 30, 2012. The available credit, including the accordion feature, under the Line was $101.8 million as of April 30, 2012. We expect the Line to satisfy our credit needs through at least fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

Recent Accounting Pronouncements

See Note 2, Recently issued and adopted accounting pronouncements, of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of April 30, 2012 and 2011, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper and auction rate securities (“ARS”) rated “A” or better, which bear interest at variable rates. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Our ARS are invested in “A” or better rated issuances that represent interests in municipal obligations. Our ARS had a par value and fair value of $ 4.9 million and $4.3 million as of April 30, 2012 and $30.1 million and

$26.7 million as of April 30, 2011, respectively. As of April 30, 2012, all of the ARS we held failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $0.6 million of temporary impairment on our ARS as of April 30, 2012, $2.8 million as of January 31, 2012 and $3.4 million as of April 30, 2011. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as non-current assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2012. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the United States Securities and Exchange Commission on April 2, 2012, for a list of our risk factors.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2012, filed with the Securities and Exchange Commission on June 11, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 11, 2012	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: June 11, 2012	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 2, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2012, filed with the Securities and Exchange Commission on June 11, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.