Form 10-Q
period 2012-10-31
URBAN OUTFITTERS INC
filed 2012-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

Common stock, $0.0001 par value—145,910,567 shares outstanding on December 4, 2012.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2012	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$216,648	$145,273	$83,370
Marketable securities	146,065	89,854	46,649
Accounts receivable, net of allowance for doubtful accounts of $1,326, $1,614 and $1,046, respectively	43,913	36,673	46,830
Inventories	395,406	250,073	367,407
Prepaid expenses, deferred taxes and other current assets	64,233	75,119	64,074

Total current assets	866,265	596,992	608,330
Property and equipment, net	734,793	684,979	670,752
Marketable securities	93,767	126,913	129,146
Deferred income taxes and other assets	60,770	74,824	69,877

Total assets	$1,755,595	$1,483,708	$1,478,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,542	$95,754	$134,480
Accrued expenses, accrued compensation and other current liabilities	132,547	137,712	130,590

Total current liabilities	295,089	233,466	265,070

Deferred rent and other liabilities	190,648	183,974	179,229

Total liabilities	485,737	417,440	444,299

Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 145,869,067, 144,633,007 and 144,201,664 shares issued and outstanding, respectively	15	15	15
Additional paid-in-capital	44,168	—	—
Retained earnings	1,232,531	1,077,765	1,041,847
Accumulated other comprehensive loss	(6,856)	(11,512)	(8,056)

Total shareholders’ equity	1,269,858	1,066,268	1,033,806

Total liabilities and shareholders’ equity	$1,755,595	$1,483,708	$1,478,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales	$692,894	$609,953	$1,938,093	$1,743,153
Cost of sales, including certain buying, distribution and occupancy costs	432,043	393,850	1,220,258	1,102,595

Gross profit	260,851	216,103	717,835	640,558
Selling, general and administrative expenses	167,341	142,742	475,472	420,366

Income from operations	93,510	73,361	242,363	220,192
Other income, net	128	2,018	571	4,318

Income before income taxes	93,638	75,379	242,934	224,510
Income tax expense	34,120	24,700	88,168	78,514

Net income	$59,518	$50,679	$154,766	$145,996

Net income per common share:
Basic	$0.41	$0.34	$1.07	$0.93

Diluted	$0.40	$0.33	$1.06	$0.91

Weighted average common shares outstanding:
Basic	145,539,816	151,170,175	145,024,545	157,313,818

Diluted	147,086,982	153,434,811	146,092,442	159,751,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net income	$59,518	$50,679	$154,766	$145,996
Foreign currency translation	2,515	(1,405)	3,336	1,299
Change in unrealized gains/ (losses) on marketable securities, net of tax	44	(991)	1,320	907

Comprehensive income	$62,077	$48,283	$159,422	$148,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$154,766	$145,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,384	80,708
Provision for deferred income taxes	(6,564)	(2,322)
Excess tax benefit on share-based compensation	(5,438)	(512)
Share-based compensation expense	10,663	8,344
Loss/(gain) on disposition of property and equipment, net	(82)	857
Changes in assets and liabilities:
Receivables	(7,261)	(10,304)
Inventories	(144,603)	(137,657)
Prepaid expenses and other assets	37,144	2,151
Payables, accrued expenses and other liabilities	64,383	41,803

Net cash provided by operating activities	190,392	129,064

Cash flows from investing activities:
Cash paid for property and equipment	(130,470)	(139,566)
Cash paid for marketable securities	(198,730)	(97,180)
Sales and maturities of marketable securities	175,991	384,594

Net cash (used in) provided by investing activities	(153,209)	147,848

Cash flows from financing activities:
Proceeds from the exercise of stock options	28,068	3,511
Excess tax benefits from stock option exercises	5,438	512
Share repurchases	—	(538,311)

Net cash provided by (used in) financing activities	33,506	(534,288)

Effect of exchange rate changes on cash and cash equivalents	686	489

Increase (decrease) in cash and cash equivalents	71,375	(256,887)
Cash and cash equivalents at beginning of period	145,273	340,257

Cash and cash equivalents at end of period	$216,648	$83,370

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$63,365	$85,062

Non-cash investing activities—Accrued capital expenditures	$22,301	$27,465

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

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

3. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2012, January 31, 2012 and October 31, 2011 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2012
Short-term Investments:
Corporate bonds	$64,975	$89	$(7)	$65,057
Municipal and pre-refunded municipal bonds	29,937	98	(6)	30,029
Certificate of deposit	28,676	28	—	28,704
Treasury bills	10,582	4	—	10,586
Commercial paper	8,178	11	—	8,189
Federal government agencies	3,500	—	—	3,500

	145,848	230	(13)	146,065

Long-term Investments:
Corporate bonds	46,507	155	(57)	46,605
Municipal and pre-refunded municipal bonds	21,456	47	(27)	21,476
Certificate of deposit	1,925	1	—	1,926
Treasury bills	18,211	7	(1)	18,217
Federal government agencies	1,211	2	—	1,213
Auction rate securities	4,925	—	(595)	4,330

	94,235	212	(680)	93,767

	$240,083	$442	$(693)	$239,832

As of January 31, 2012
Short-term Investments:
Corporate bonds	$34,899	$7	$(28)	$34,878
Municipal and pre-refunded municipal bonds	41,519	135	(10)	41,644
Certificate of deposit	5,225	—	—	5,225
Commercial paper	3,580	12	—	3,592
Federal government agencies	4,513	2	—	4,515

	89,736	156	(38)	89,854

Long-term Investments:
Corporate bonds	60,852	277	(72)	61,057
Municipal and pre-refunded municipal bonds	18,410	186	(6)	18,590
Certificate of deposit	6,970	—	(1)	6,969
Treasury bills	14,982	6	—	14,988
Federal government agencies	5,111	2	(1)	5,112
Auction rate securities	22,975	—	(2,778)	20,197

	129,300	471	(2,858)	126,913

	$219,036	$627	$(2,896)	$216,767

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2011
Short-term Investments:
Corporate bonds	$15,846	$1	$(67)	$15,780
Municipal and pre-refunded municipal bonds	28,129	25	(21)	28,133
Certificate of deposit	735	—	—	735
Federal government agencies	2,000	1	—	2,001

	46,710	27	(88)	46,649

Long-term Investments:
Corporate bonds	65,626	261	(260)	65,627
Municipal and pre-refunded municipal bonds	36,041	311	(23)	36,329
Certificates of deposit	6,234	1	(1)	6,234
Auction rate securities	23,650	—	(2,694)	20,956

	131,551	573	(2,978)	129,146

	$178,261	$600	$(3,066)	$175,795

Proceeds from the sale and maturities of available-for-sale securities were $175,991 and $384,594 for the nine months ended October 31, 2012 and 2011, respectively. The Company included in other income, net, realized gains of $36 and $249 for the three and nine months ended October 31, 2012, respectively. The Company included in other income, net, realized gains of $1,064 and $1,115 for the three and nine months ended October 31, 2011, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,179 and $3,657 for the three and nine months ended October 31, 2012, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,776 and $6,105 for the three and nine months ended October 31, 2011, respectively.

As of October 31, 2012, the par value of the Company’s Auction Rate Securities (“ARS”) was $4,925 and the estimated fair value was $4,330. The Company’s ARS portfolio consists of “A” or better rated ARS that represent interests in municipal obligations. To date, the Company has collected all interest payable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not intend to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of October 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$111,662	$—	$—	$111,662
Municipal and pre-refunded municipal bonds	—	51,505	—	51,505
Certificate of deposit	—	30,630	—	30,630
Treasury bills	28,803	—	—	28,803
Commercial paper	—	8,189	—	8,189
Federal government agencies	4,713	—	—	4,713
Auction rate securities	—	—	4,330	4,330

	$145,178	$90,324	$4,330	$239,832

	Marketable Securities Fair Value as of January 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$95,935	$—	$—	$95,935
Municipal and pre-refunded municipal bonds	—	60,234	—	60,234
Certificates of deposit	—	12,194	—	12,194
Treasury bills	14,988	—	—	14,988
Commercial paper	—	3,592	—	3,592
Federal government agencies	9,627	—	—	9,627
Auction rate securities	—	—	20,197	20,197

	$120,550	$76,020	$20,197	$216,767

	Marketable Securities Fair Value as of October 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$81,407	$—	$—	$81,407
Municipal and pre-refunded municipal bonds	—	64,462	—	64,462
Certificates of deposit	6,969	—	—	6,969
Federal government agencies	2,001	—	—	2,001
Auction rate securities	—	—	20,956	20,956

	$90,377	$64,462	$20,956	$175,795

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

Level 3 assets consist of financial instruments where there was no active market. As of October 31, 2012, all of the Company’s Level 3 financial instruments consisted of ARS that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.

Based on these fair value estimates, the Company determined its ARS to have a temporary impairment of $595, $2,778, and $2,694 as of October 31, 2012, January 31, 2012 and October 31, 2011, respectively. The estimated fair values could change significantly based on future market conditions. A hypothetical 100 basis point decline in fair value of ARS at October 31, 2012 would have resulted in a temporary impairment of $645. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended October 31, 2012	Fiscal Year Ended January 31, 2012	Three Months Ended October 31, 2011
Balance at beginning of period	$4,330	$29,462	$23,504
Total gains (losses) realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	1,010	327
Settlements	—	(10,275)	(2,875)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$4,330	$20,197	$20,956

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(595)	$(2,778)	$(2,694)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
Balance at beginning of period	$20,197	$29,462
Total gains (losses) realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	2,183	1,094
Settlements	(18,050)	(9,600)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$4,330	$20,956

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(595)	$(2,694)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of October 31, 2012, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

5. Line of Credit Facility

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line has been subsequently amended from time to time to join certain subsidiaries as borrowers and guarantors, to revise certain financial covenants, and to use the accordion feature of the Line to increase the total available credit under the Line to $175 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures and the payment of cash dividends. As of and during the nine months ended October 31, 2012, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $60,461 as of October 31, 2012. The available credit under the Line was $114,539 as of October 31, 2012.

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

Share-based compensation expense (income) included in the Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2012 and 2011 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Stock Options	$426	$524	$1,418	$1,845
Stock Appreciation Rights	664	243	1,833	756
Performance Share Units	2,928	2,682	7,421	5,726
Restricted Shares	3	11	(9)	17

Total	$4,021	$3,460	$10,663	$8,344

The share-based awards issued and the weighted average fair value for the nine months ended October 31, 2012 was as follows:

	Nine Months Ended October 31, 2012
	Awards Issued	Weighted Average Fair Value
Stock Options	100,000	$7.71
Stock Appreciation Rights	500,000	$11.54
Performance Share Units	391,190	$18.00

Total	991,190

The total unrecognized compensation cost related to outstanding share-based awards and the weighted average period in which the cost is expected to be recognized as of October 31, 2012 is as follows:

	October 31, 2012
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$3,191	1.3
Stock Appreciation Rights	8,793	3.2
Performance Share Units	30,439	3.1
Restricted Shares	13	1.0

Total	$42,436	3.0

7. Shareholders’ Equity

On February 28, 2006, a stock repurchase authorization by the Company’s Board of Directors allowed the Company to repurchase up to 8,000,000 common shares. On November 16, 2010 and August 25, 2011, two additional stock repurchase authorizations by the Company’s Board of Directors allowed the Company to repurchase, in aggregate, 20,000,000 additional common shares.

The Company repurchased all of the remaining outstanding shares available under the above authorizations during fiscal 2012. There were no share repurchases during the nine months ended October 31, 2012. The Company repurchased and subsequently retired 20,491,530 common shares at a total cost of $538,311 during the nine months ended October 31, 2011. The average cost per share of the repurchases was $26.27, including commissions.

As a result of the share repurchases for the nine months ended October 31, 2011, the Company reduced the balance of additional paid-in-capital to zero, which required subsequent share repurchases to be recorded as a reduction of retained earnings. During the nine months ended October 31, 2011, the Company reduced retained earnings by $498,339 related to these share repurchases.

8. Net Income per Common Share

The following is a reconciliation of the weighted average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Basic weighted average shares outstanding	145,539,816	151,170,175	145,024,545	157,313,818
Effect of dilutive options, stock appreciation rights, restricted shares and performance share units	1,547,166	2,264,636	1,067,897	2,437,675

Diluted weighted average shares outstanding	147,086,982	153,434,811	146,092,442	159,751,493

For the three months ended October 31, 2012 and 2011, awards to purchase 2,904,808 common shares with an exercise price range of $37.02 to $39.58 and awards to purchase 4,688,250 common shares with an exercise price range of $27.45 to $39.58, respectively, were outstanding but were not included in the Company’s computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive. Furthermore, awards to purchase 3,219,200 and 3,490,017 common shares were outstanding for the nine months ended October 31, 2012 and 2011, respectively, but were not included in the Company’s computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive. The exercise price of the awards range from $28.49 to $39.58 and $32.89 to $39.58 for the nine months ended October 31, 2012 and 2011, respectively.

Excluded from the calculations of diluted net income per common share, as of October 31, 2012, were 1,952,158 performance based equity awards, since they did not meet the required performance criteria.

9. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—”Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 467 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “BHLDN” and includes their direct–to-consumer channels, which consist of five catalogs and ten web sites as of October 31, 2012. Our retail stores and direct-to-consumer channels constitute one reporting segment. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the three and nine months ended October 31, 2012 and October 31, 2011, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

The Company has aggregated its retail stores and direct-to-consumer channels into a Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding inter-company charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each reporting segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, deferred taxes and prepaid expenses, which are typically not allocated to the Company’s segments. The Company accounts for inter-segment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

The accounting policies of the reporting segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. Both the Retail and Wholesale segments are highly diversified. No one customer comprises more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	October 31, 2012	January 31, 2012	October 31, 2011
Inventories
Retail operations	$374,865	$237,825	$354,907
Wholesale operations	20,541	12,248	12,500

Total inventories	$395,406	$250,073	$367,407

Property and equipment, net
Retail operations	$731,715	$681,501	$667,346
Wholesale operations	3,078	3,478	3,406

Total property and equipment, net	$734,793	$684,979	$670,752

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales
Retail operations	$651,408	$571,072	$1,828,185	$1,641,816
Wholesale operations	43,559	41,320	114,837	108,097
Intersegment elimination	(2,073)	(2,439)	(4,929)	(6,760)

Total net sales	$692,894	$609,953	$1,938,093	$1,743,153

Income from operations
Retail operations	$90,961	$69,270	$238,018	$220,420
Wholesale operations(1)	10,377	10,213	28,124	20,449
Intersegment elimination	(244)	3	(508)	(675)

Total segment operating income	101,094	79,486	265,634	240,194
General corporate expenses	(7,584)	(6,125)	(23,271)	(20,002)

Total income from operations	$93,510	$73,361	$242,363	$220,192

(1)

Increase in Wholesale segment income from operations for the nine months ended October 31, 2012 as compared to the prior year comparable period was principally due to one-time charges included in the nine months ended October 31, 2011 resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012 and was principally completed by the end of the second quarter of fiscal 2012.

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2012	January 31, 2012	October 31, 2011
Property and equipment, net
Domestic operations	$588,348	$557,512	$549,998
Foreign operations	146,445	127,467	120,754

Total property and equipment, net	$734,793	$684,979	$670,752

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales
Domestic operations	$602,810	$536,937	$1,690,638	$1,538,843
Foreign operations	90,084	73,016	247,455	204,310

Total net sales	$692,894	$609,953	$1,938,093	$1,743,153

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior managers, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, potential difficulty liquidating certain marketable security investments, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed on April 2, 2012. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments: a leading lifestyle specialty Retail segment and a Wholesale apparel segment. Our Retail segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN brands, whose merchandise is sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale apparel segment consists of our Free People wholesale division that, primarily, designs, develops and markets young women’s contemporary casual apparel.

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

Retail Stores

As of October 31, 2012, we operated 209 Urban Outfitters stores of which 163 were located in the United States, 12 were located in Canada and 34 were located in Europe. During the nine months ended October 31, 2012, we opened 12 new Urban Outfitters stores, 6 of which were located in the United States, 2 of which were located in Canada and 4 of which were located in Europe. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store net sales accounted for approximately 30.8% and 6.4% of consolidated net sales, respectively, for the nine months ended October 31, 2012, compared to 31.9% and 5.5%, respectively, for the comparable period in fiscal 2012.

As of October 31, 2012, we operated 177 Anthropologie stores, of which 167 were located in the United States, 7 were located in Canada and 3 were located in Europe. During the nine months ended October 31, 2012, we opened 10 new Anthropologie stores, 8 of which were located in the United States and 2 of which were located in Canada. During the nine months ended October 31, 2012, we closed 1 Anthropologie store due to lease expiration. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American store net sales accounted for approximately 30.5% of consolidated net sales for the nine months ended October 31, 2012, compared to 35.4% for the comparable period in fiscal 2012. Anthropologie’s European store net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2012 and 2011, respectively.

As of October 31, 2012, we operated 77 Free People stores, of which 75 were located in the United States and 2 were located in Canada. For the nine months ended October 31, 2012, we opened 15 new Free People stores 13 of which were located in the United States and 2 of which were located in Canada. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s retail store net sales accounted for approximately 3.2% of consolidated net sales for the nine months ended October 31, 2012, compared to 2.7% for the comparable period in fiscal 2012.

As of October 31, 2012, we operated two Terrain garden centers, one of which opened during the nine months ended October 31, 2012. Terrain is designed to appeal to customers interested in a creative, sophisticated outdoor living and gardening experience. Terrain seeks to create a compelling shopping environment, in freestanding sites, inspired by the “greenhouse.” Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Terrain also offers a variety of landscape and design services. Terrain garden centers net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2012 and 2011, respectively.

As of October 31, 2012, we operated two BHLDN stores, one of which opened during the nine months ended October 31, 2012. Our first store opened in August of 2011. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. BHLDN store net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2012 and 2011, respectively.

For all brands combined, we plan to open approximately 49 new stores during fiscal 2013, including 18 Urban Outfitters stores, 14 Anthropologie stores, 15 Free People stores, 1 Terrain garden center and 1 BHLDN store.

Direct-to-Consumer

We operate a direct-to-consumer channel that generates sales by accepting orders directly through our websites and catalogs via our customer contact centers. We believe that our direct-to-consumer channel increases the reputation and recognition of our brands with our target customers and helps support and strengthen our store operations. Direct-to-consumer net sales as a percentage of consolidated net sales for all brands combined increased 2.4% to approximately 21.8% of consolidated net sales for the nine months ended October 31, 2012, from 19.4% for the comparable period in fiscal 2012.

We believe that our web marketing and social media initiatives are a significant contributor to our direct-to-consumer sales growth. For fiscal 2013 we plan to increase our investment in web marketing and social media initiatives for all of our brands. These increases will be based on our continual evaluation of the customer’s response to web marketing initiatives.

For the three months ended October 31, 2012, we circulated approximately 11.6 million catalogs across all brands as compared to 12.3 million catalogs for the comparable period in fiscal 2012. Our catalog circulation levels are driven by our evaluation of the customer’s response to each individual catalog. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings.

Anthropologie. Anthropologie operates a website that captures the spirit of the store by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a direct-to-consumer catalog that markets select merchandise, most of which is also available in our Anthropologie stores.

Anthropologie also operates a website targeting our European customers. The website captures the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our European stores. Our Anthropologie European customers are also offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Anthropologie stores located in Europe.

Urban Outfitters. Urban Outfitters operates a website that captures the spirit of the store by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Urban Outfitters stores.

Urban Outfitters also operates three websites targeting our European customers. These websites capture the spirit of our European stores by offering a similar yet broader selection of merchandise as found in our European stores. Our Urban Outfitters European customers are offered a direct-to-consumer catalog that markets selected merchandise, most of which is also offered at our Urban Outfitters stores located in Europe.

Free People. Free People operates two websites that expose our domestic and European consumers to a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Free People stores.

Terrain. Terrain operates a website that exposes consumers to a portion of the product assortment found at the Terrain garden centers.

BHLDN. BHLDN operates a website that exposes consumers to all product offerings of the BHLDN brand.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Bloomingdale’s, Nordstrom, Lord & Taylor, Belk and our own Free People stores. Free People wholesale net sales accounted for approximately 5.7% of consolidated net sales for the nine months ended October 31, 2012 compared to 5.5% for the comparable period in fiscal 2012.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of October 31, 2012, January 31, 2012 and October 31, 2011, reserves for estimated sales returns totaled $13.0 million, $11.0 million and $9.8 million, representing 2.7%, 2.6% and 2.2% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of October 31, 2012, January 31, 2012 and October 31, 2011 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income under the caption “Other income, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a component of other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at October 31, 2012, January 31, 2012, and October 31, 2011 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Inventories as of October 31, 2012, January 31, 2012 and October 31, 2011 totaled $395.4 million, $250.1 million and $367.4 million, representing 22.5%, 16.9% and 24.9% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets included in this report. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2012, January 31, 2012 and October 31, 2011 totaled $734.8 million, $685.0 million and $670.8 million, representing 41.9%, 46.2% and 45.4% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If financial results are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2012 and 2011, as well as for fiscal 2012, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of October 31, 2012, January 31, 2012 and October 31, 2011 totaled $53.9 million, $63.9 million and $54.0 million, representing 3.1%, 4.3% and 3.7% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statements of Income. Valuation allowances as of October 31, 2012, January 31, 2012 and October 31, 2011 were $2.0 million, $2.8 million and $2.7 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, distribution and occupancy costs	62.4	64.6	63.0	63.2

Gross profit	37.6	35.4	37.0	36.8
Selling, general and administrative expenses	24.1	23.4	24.5	24.2

Income from operations	13.5	12.0	12.5	12.6
Other income, net	0.0	0.4	0.0	0.3

Income before income taxes	13.5	12.4	12.5	12.9
Income tax expense	4.9	4.1	4.5	4.5

Net income	8.6%	8.3%	8.0%	8.4%

Three Months Ended October 31, 2012 Compared To Three Months Ended October 31, 2011

Net sales for the third quarter of fiscal 2013 increased by 13.6% to $692.9 million, from $610.0 million in the third quarter of fiscal 2012. The $82.9 million increase was attributable to an $80.3 million, or 14.1%, increase in Retail segment net sales and a $2.6 million, or 6.7%, increase in our Wholesale segment net sales (excluding sales to our Retail segment). Retail segment net sales for the third quarter of fiscal 2013 accounted for 94.0% of total net sales compared to 93.6% of total net sales in the third quarter of fiscal 2012.

The growth in our Retail segment net sales during the third quarter of fiscal 2013 was driven by increases of $39.8 million in non-comparable and new store net sales and a $44.9 million, or 36.4%, increase in total direct-to-consumer net sales. These increases were partially offset by a $4.4 million, or 1.1%, decrease in comparable store net sales. Our total company comparable Retail segment net sales increase of 7.7% was comprised of increases of 7.2%, 5.7% and 23.7% at Urban Outfitters, Anthropologie and Free People, respectively. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 86 new or existing stores during the third quarter of fiscal 2013 that were not in operation for the full comparable quarter in fiscal 2012. The comparable store net sales decrease for the third quarter of fiscal 2013 was primarily due to decreases in average units per transaction and average unit sales prices, partially offset by an increase in transactions. The direct-to-consumer net sales increase was driven by increased traffic to our web sites and an increase in the conversion rate, which was partially offset by a decline in average order value. Thus far during the fourth quarter of fiscal 2013, comparable Retail segment net sales are high single-digit positive.

The increase in our Wholesale segment net sales for the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, was primarily due to a $3.4 million, or an 8.8%, increase at Free People wholesale driven by an increase in transactions, which was partially offset by a decline in average unit selling prices.

Gross profit percentage for the third quarter of fiscal 2013 increased to 37.6% of net sales from 35.4% of net sales in the comparable quarter in fiscal 2012. The increase in gross profit percentage was primarily due to a reduction in merchandise markdowns. Gross profit for the third quarter of fiscal 2013 increased by $44.7 million, or 20.7%, to $260.9 million from $216.1 million in the comparable quarter in fiscal 2012. The increase was primarily due to higher net sales and the improved gross profit percentage. Total inventories at October 31, 2012 increased by $28.0 million, or 7.6%, to $395.4 million from $367.4 million at October 31, 2011. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores and to support the growth in the direct-to-consumer channel. Comparable retail segment inventories were flat compared to October 31, 2011 and comparable store inventories decreased by 6%.

Selling, general and administrative expenses as a percentage of net sales increased during the third quarter of fiscal 2013 to 24.1% of net sales, compared to 23.4% of net sales for the third quarter of fiscal 2012. The increase was primarily due to higher incentive-based compensation in the current quarter. Selling, general and administrative expenses increased by $24.6 million, to $167.3 million, in the third quarter of fiscal 2013, from $142.7 million in the third quarter of fiscal 2012. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 13.5% of net sales for the third quarter of fiscal 2013 compared to 12.0% for the third quarter in fiscal 2012. Income from operations increased to $93.5 million for the third quarter of fiscal 2013 compared to $73.4 million in the third quarter of fiscal 2012.

Our effective tax rate increased to 36.4% of income before income taxes in the current quarter from 32.8% of income before income taxes in the prior year’s comparable period. The rate in the prior year’s quarter benefitted from favorable revisions to federal and state tax estimates resulting from our tax return filings. We are planning for our annual effective tax rate to be approximately 36.0% of income before taxes for the full year for fiscal 2013.

Nine Months Ended October 31, 2012 Compared To Nine Months Ended October 31, 2011

Net sales for the nine months ended October 31, 2012 increased by 11.2% to $1.94 billion, from $1.74 billion in the comparable period of fiscal 2012. The $194.9 million increase was attributable to a $186.3 million, or 11.4%, increase in Retail segment net sales and an $8.6 million, or 8.5%, increase in our Wholesale segment net sales (excluding sales to our Retail segment). Retail segment net sales accounted for 94.3% of total net sales for the nine months ended October 31, 2012 as compared to 94.2% for the nine months ended October 31, 2011.

The growth in our Retail segment net sales during the nine months ended October 31, 2012 was driven by increases of $111.6 million in non-comparable and new store net sales and an $84.8 million, or 25.1%, increase in total direct-to-consumer net sales. These increases were partially offset by a $10.1 million, or 0.9%, decrease in comparable store net sales. Our total company comparable Retail segment net sales increase of 4.9% was comprised of increases of 6.5%, 1.9% and 14.3% at Urban Outfitters, Anthropologie and Free People, respectively. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 107 new or existing stores during the first three quarters of fiscal 2013 that were not in operation for the full comparable first three quarters of fiscal 2012. The comparable store net sales decrease for the nine months ended October 31, 2012 was primarily due to decreases in average unit sales prices and average units per transaction, partially offset by an increase in transactions. The direct-to-consumer net sales increase was driven by increased traffic to our web sites, which more than offset declines in average order value and conversion rate.

The increase in our Wholesale segment net sales during the first nine months of fiscal 2013, as compared to the comparable period of fiscal 2012, was primarily due to a $14.1 million, or 14.7%, increase at Free People wholesale driven by an increase in transactions, which was partially offset by a decline in average unit selling prices. The Free People wholesale net sales increase was partially offset by a $5.5 million decline in Leifsdottir net sales resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012 and was principally completed by the end of the second quarter of fiscal 2012.

Gross profit percentage for the nine months ended October 31, 2012 increased to 37.0% of net sales from 36.8% of net sales in the comparable period in fiscal 2012. The increase in gross profit percentage was primarily due to a reduction in merchandise markdowns partially offset by the deleveraging of store occupancy costs. The deleverage of store occupancy costs was related to negative comparable store net sales as well as an increased number of store openings versus the prior year comparable period. Gross profit for the nine months ended October 31, 2012 increased by $77.2 million, or 12.1%, to $717.8 million from $640.6 million in the comparable period in fiscal 2012. The increase was primarily due to higher net sales and improved gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales increased during the nine months ended October 31, 2012 to 24.5% of net sales, compared to 24.2% of net sales for the comparable period in fiscal 2012. The percentage increase was primarily due to the deleveraging of direct store controllable expenses driven by the negative comparable store net sales. Selling, general and administrative expenses increased by $55.1 million, to $475.5 million, for the nine months ended October 31, 2012, from $420.4 million in the comparable period of fiscal 2012. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations decreased to 12.5% of net sales for the nine months ended October 31, 2012 compared to 12.6% for the comparable period of fiscal 2012. Income from operations increased to $242.4 million for the nine months ended October 31, 2012 compared to $220.2 million for the comparable period of fiscal 2012.

Our effective tax rate for the nine months ended October 31, 2012 was 36.3% of income before income taxes compared to 35.0% for the comparable period of fiscal 2012. The rate in the prior year period benefitted from favorable revisions to federal and state tax estimates resulting from our tax return filings.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $456.5 million as of October 31, 2012, as compared to $362.0 million as of January 31, 2012 and $259.2 million as of October 31, 2011. Our working capital was $571.2 million at October 31, 2012 compared to $363.5 million at January 31, 2012 and $343.3 million at October 31, 2011. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals. Cash provided by operating activities for the nine months ended October 31, 2012 increased by $61.3 million to $190.4 million from $129.1 million in the comparable period of fiscal 2012. This increase was primarily due to the timing of tax payments in the nine months ended October 31, 2012 as compared to the comparable period of fiscal 2012.

Cash used in investing activities during the nine months ended October 31, 2012 was $153.2 million, primarily related to purchases of marketable securities and property and equipment, partially offset by sales and maturities of marketable securities. Cash paid for property and equipment for the nine months ended October 31, 2012 and 2011, was $130.5 million and $139.6 million, respectively, and was used mainly to expand and support our store base and our distribution and fulfillment facilities.

Cash provided by financing activities of $33.5 million during the nine months ended October 31, 2012 was primarily related to the proceeds from the exercise of stock options during the period.

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

We believe net cash provided by operating activities during fiscal 2013, combined with available cash on hand, will be used primarily to construct and open approximately 49 new stores, renovate certain existing stores, complete construction of our fulfillment facility in Reno, Nevada, continue to expand our home offices in Philadelphia, Pennsylvania, upgrade our information systems, increase our investments in direct-to-consumer marketing and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. Our capital expenditures for fiscal 2013 are planned in the range of $190 to $210 million. We believe that our new store and direct-to-consumer investments have the ability to generate positive cash flow within a year. We believe improvements to our home office and fulfillment and distribution facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion or support of our existing brands or the addition of new brands.

On February 28, 2006, a stock repurchase authorization by the Company’s Board of Directors allowed the Company to repurchase up to 8 million common shares. On November 16, 2010 and August 25, 2011, two additional stock repurchase authorizations by the Company’s Board of Directors allowed the Company to repurchase, in aggregate, 20 million additional common shares.

The Company repurchased all of the remaining outstanding shares available under the above authorizations during fiscal 2012. There were no share repurchases during the nine months ended October 31, 2012. The Company repurchased and subsequently retired 20.5 million common shares at a total cost of $538.3 million during the nine months ended October 31, 2011. The average cost per share of the repurchases was $26.27, including commissions.

On April 25, 2011, we amended our line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line has been subsequently amended from time to time to join certain subsidiaries as borrowers and guarantors, to revise certain financial covenants, and to use the accordion feature of the Line to increase the total available credit under the Line to $175 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus

0.50% to 1.50% based on our achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on our capital expenditures, ability to repurchase shares and the payment of cash dividends. As of and during the nine months ended October 31, 2012, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $60.5 million as of October 31, 2012. The available credit under the Line was $114.5 million as of October 31, 2012. We expect the Line to satisfy our credit needs through at least fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2012 and 2011, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper and auction rate securities (“ARS”) rated “A” or better, which bear interest at variable rates. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Our ARS are invested in “A” or better rated issuances that represent interests in municipal obligations. Our ARS had a par value and fair value of $4.9 million and $4.3 million as of October 31, 2012 and $23.7 million and $21.0 million as of October 31, 2011, respectively. As of October 31, 2012, all of the ARS we held failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $0.6 million of temporary impairment on our ARS as of October 31, 2012, $2.8 million as of January 31, 2012 and $2.7 million as of October 31, 2011. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as non-current assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2012, filed with the Securities and Exchange Commission on December 10, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2012	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: December 10, 2012	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2012, filed with the Securities and Exchange Commission on December 10, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.