Form 10-K
period 2013-01-31
URBAN OUTFITTERS INC
filed 2013-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $3,346,939,313.

The number of shares outstanding of the registrant’s common stock on March 22, 2013 was 146,228,467.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN brands. We also operate a Wholesale segment under the Free People brand. We have over 42 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce websites, www.urbanoutfitters.com, www.anthropologie.com, www.freepeople.com, www.urbanoutfitters.co.uk, www.urbanoutfitters.de, www.urbanoutfitters.fr, www.anthropologie.eu, www.freepeople.co.uk, www.shopterrain.com and www.bhldn.com and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 13% over the past five years, with sales of approximately $2.8 billion in the year ended January 31, 2013.

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

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2013 ended on January 31, 2013.

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

Our omni-channel strategy allows customers to experience our brands, rather than a channel within the brand, by providing a seamless approach to the customer shopping experience. We try to deliver the best customer experience possible through an integration of all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is out-of-stock at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve customers and helps us to fill orders that otherwise may have been cancelled due to out-of-stock positions.

Retail Stores

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 8,900 square feet of selling space, and typically carry an estimated 60,000 to 65,000 stock keeping units (“SKUs”). Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. As of January 31, 2013, we operated 215 Urban

Outfitters stores in North America and Europe, as well as four websites and the Urban Outfitters catalog. We plan to open approximately 15 Urban Outfitters stores, globally, in fiscal 2014. Urban Outfitters’ North American and European store sales accounted for approximately 29.8% and 6.6% of consolidated net sales, respectively, for fiscal 2013.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,100 square feet of selling space, typically carry an estimated 45,000 to 50,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. As of January 31, 2013, we operated 180 Anthropologie stores in North America and Europe, as well as two websites and the Anthropologie catalog. We plan to open approximately 12 Anthropologie stores, globally, in fiscal 2014. Anthropologie’s North American and European store sales accounted for approximately 29.7% and 0.8% of consolidated net sales, respectively, for fiscal 2013.

Free People. Our Free People retail stores primarily offer Free People branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. Free People retail stores average approximately 1,400 square feet of selling space, carry up to 10,000 SKUs and are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. As of January 31, 2013, we operated 77 Free People stores in North America, as well as two websites and the Free People catalog. We plan to open approximately 10 new Free People stores in fiscal 2014. Free People store sales accounted for approximately 3.3% of our consolidated net sales for fiscal 2013.

Terrain. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and free standing sites, inspired by the “greenhouse.” Each of our Terrain garden centers operates with an average of approximately 18,000 square feet of enclosed selling space as well as a large outdoor seasonal selling space used for its offering of lifestyle home and garden products, antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain offers a variety of landscape and design service solutions in addition to operating a website. As of January 31, 2013, we operated two Terrain garden centers, one of which opened during fiscal 2013. Terrain garden center sales accounted for less than 1% of our consolidated net sales for fiscal 2013.

BHLDN. In August 2011, we opened our first BHLDN store. The BHLDN brand emphasizes every element that contributes to a wedding. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The stores average approximately 3,300 square feet of selling space and are located in a specialty retail center and an upscale street location. As of January 31, 2013, we operated two BHLDN stores, one of which opened during fiscal 2013. BHLDN store sales accounted for less than 1% of our consolidated net sales for fiscal 2013.

Direct-to-Consumer

We operate a direct-to-consumer channel that generates sales directly through our websites, online and via mobile devices, and catalogs. Our direct-to-consumer channel offers customers a globally accessible extension of each brands store experience. We also believe that our direct-to-consumer channel increases the reputation and recognition of our brands with our target customers. Direct-to-consumer sales for all brands combined increased 3.3% to approximately 23.7% of consolidated net sales in fiscal 2013, from 20.4% in fiscal 2012.

We believe that our web marketing, social media, merchandise expansion and website and mobile initiatives are a significant contributor to our direct-to-consumer sales growth. For fiscal 2014 we plan to continue to increase our investment in these initiatives for all of our brands.

During fiscal 2013 we circulated approximately 41.9 million catalogs across all brands. Our catalog circulation levels are driven by our evaluation of the response to each individual catalog and the impact that our investment in web marketing has on the direct-to-consumer channel. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. Accordingly, we plan to decrease our catalog circulation to approximately 30 million catalogs across all brands in fiscal 2014.

Anthropologie. Anthropologie operates a website in the United States and a website in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a direct-to-consumer catalog in the United States and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores.

Urban Outfitters. Urban Outfitters operates a website in the United States and three websites in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog in the United States and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores.

Free People. Free People operates two websites that offer our domestic and European consumers a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Free People stores.

Terrain. Terrain operates a website that offers our consumers a portion of the product assortment found at the Terrain garden centers.

BHLDN. Since February 2011, BHLDN has operated a website that offers our consumers to all product offerings of the BHLDN brand.

Wholesale Operations

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. During fiscal 2013, Free

People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor and our own Free People stores. Free People currently sells its merchandise under our Free People and other labels. We also distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening of our brand image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, which helps us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles, Chicago and Tokyo. Beginning in fiscal 2013, Free People began distributing its products in Japan through an exclusive distribution and marketing agreement with World Co., Ltd. Free People wholesale sales accounted for approximately 5.3% of consolidated net sales for fiscal 2013.

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

Anthropologie considers it important to create an individualized and tailored store shopping experience for each customer. By providing an inviting and pleasant shopping atmosphere and an attentive sales staff, including, in many stores, in-store customer care managers, we strive to create a sense of community in our Anthropologie stores that encourages our target customers to linger and spend time exploring our stores and product offerings. Anthropologie stores are at times placed in unique and non-traditional retail locations. A majority of our Anthropologie stores opened during fiscal 2013 were located in specialty retail centers, upscale street locations and enclosed shopping malls.

Our Urban Outfitters stores are at times located in unconventional retail spaces, including a former movie theater, a bank and a stock exchange. A majority of our Urban Outfitters stores that opened in fiscal 2013 were located in upscale street locations, specialty retail centers and enclosed shopping malls.

Our Free People retail stores opened to date are primarily located in enclosed shopping malls, specialty retail centers and upscale street locations.

For our Anthropologie, Urban Outfitters and Free People stores, we plan to implement a location expansion strategy in fiscal 2014 similar to our strategy in fiscal 2013.

Our two Terrain garden centers are both free-standing locations.

Our BHLDN stores are located in a specialty retail center and an upscale street location.

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

Merchandise

Our Urban Outfitters stores, websites, mobile applications and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear and accessories and an eclectic mix of apartment wares and gifts. Product offerings in our Anthropologie stores, websites and catalogs include women’s casual apparel and accessories, shoes, as well as home furnishings and an eclectic diverse array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, websites and catalog offer a showcase for casual women’s apparel, intimates, shoes, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our Terrain garden centers and website offer lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Our BHLDN retail stores and website offer a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

The ever-changing mix of products available to our customers allows us to adapt our merchandise to prevailing fashion trends, and, together with the inviting atmosphere of our stores, encourages our core customers to visit our stores and websites frequently.

We seek to select price points for our merchandise that are consistent with the spending patterns of our target customers. As such, our stores carry merchandise at a wide range of price points that may vary considerably within product categories.

Store Operations

We have organized our retail store operations by brand into geographic areas or districts that each have a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN store includes a combination of some or all of the following positions: a visual manager, several department managers and full and part-time sales and visual staff. The staff of a typical Anthropologie store may also include a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. A Terrain garden center may also include merchandise care and maintenance staff. The staff of a BHLDN store also includes a product, bridal and event manager, appointment stylist and a category specialist.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, catalogs, email campaigns and social media . We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, creative store design, broad merchandise selection and visual presentation are key enticements for customers to enter and explore our stores and buy merchandise. Consequently, we rely on these factors, as well as the brand recognition created by our direct marketing activities, to draw customers into our stores, rather than on traditional forms of advertising such as print, radio and television media. Marketing activities for each of our retail store concepts include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are increasingly active in the burgeoning arena of social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Facebook, Twitter, Pinterest and Instagram, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, war, acts of terrorism, natural disasters, financial or political instability in any of the countries in which goods we purchase are manufactured, trade restrictions in the form of tariffs or quotas, or both, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2013, we purchased from approximately 4,100 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution facility in Lancaster County, Pennsylvania that receives and distributes approximately half of our retail store merchandise. This facility provides distribution services to our east coast retail stores at a favorable freight cost per unit, and provides for faster turnaround from selected vendors. This facility has a computerized material handling system and is located approximately 65 miles from our home offices in Philadelphia, Pennsylvania. We also lease a 214,500 square foot distribution center located in Reno, Nevada, that receives and distributes the remaining half of our retail store merchandise. This facility provides distribution services to our west coast retail stores at a favorable freight cost per unit, and provides for faster turnaround from selected vendors.

We lease a 459,000 square foot fulfillment center located in Trenton, South Carolina. Currently, this facility houses merchandise distributed through our wholesale and direct-to-consumer channels. This facility utilizes an automated material handling system. The center currently accommodates direct-to-consumer fulfillment related functions, including inventory warehousing, receiving, customer contact operations and customer shipping.

In September 2012 we completed construction on a 463,000 square foot fulfillment center located in Reno, Nevada. This facility, which we own and operate, is used primarily to house and distribute merchandise to our western United States direct-to-consumer customers, significantly improving our fulfillment capability. The facility also includes automated material handling systems as well as a data center.

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

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning, buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line network to our home offices. Additionally, many of our stores have mobile point of sale devices which have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our direct-to-consumer operations, which include the Anthropologie, Urban Outfitters, Free People, Terrain and BHLDN retail websites and the Anthropologie, Free People and Urban Outfitters catalogs, maintain separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. The Free People wholesale division uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have a second data center located in our Reno fulfillment facility that functions as a redundant hosting site for our direct-to-consumer and data communication systems. We have contracted with a nationally recognized company to provide disaster recovery services with respect to our key systems.

During fiscal 2010, we began work on a supply chain management software upgrade that provides us greater visibility into our supply chain process. Additionally, it provides for standardized commercial invoicing that will be automatically matched to the related purchase order. We completed Phase I of this project in fiscal 2011, which included benefits such as a single consistent view of all purchase orders to our vendors regardless of business segment. We completed Phase II of this project in fiscal 2013, which includes the implementation of a sourcing management module. This functionality allows our production department to receive component level cost options and work-in-process updates from our vendors in real time.

Competition

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores and unique store environments helps differentiate us, it also means that our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN stores compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie, Free People and BHLDN stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors.

Along with certain Retail segment factors noted above, other key competitive factors for our direct-to-consumer operations include the success or effectiveness of customer lists, response rates, website and catalog presentation, merchandise delivery and website design and availability. Our direct-to-consumer operations compete against numerous websites and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites.

Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of our wholesale product offerings. Many of our wholesale business competitors’ products have a wider distribution network. In addition, certain of our wholesale competitors have greater name recognition, financial and other resources.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters”, “Anthropologie”, “Free People”, “BHLDN”, “Terrain”, “BDG”, “Co-Operative”, “Deletta”, “Ecote”, “Eloise”, “Intimately Free People”, “Odille”,

“Urban Renewal” and “Urbn.com”. Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries as well. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2013, we employed approximately 20,600 people, approximately 39% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment and the remaining 99% work in our Retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending remains uncertain and may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, the European political and economic crisis and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The current economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect the number of specialty retail businesses and their ability to purchase merchandise from our Wholesale segment. It is difficult to predict how long the current uncertain economic, capital and credit market conditions will continue and what impact they will have on our business.

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

We may not be successful in expanding our business, opening new retail stores or extending our existing share leases.

Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis. We also must be able to effectively extend our existing store leases. Our operating complexity will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operating capabilities, and expand, train and manage our employee base. We may be unable to hire and train a sufficient number of qualified personnel or successfully manage our growth. Our expansion prospects also depend on a number of other factors, many of which are beyond our control, including, among other things, competition, the availability of financing for capital expenditures and working capital requirements, the availability of suitable sites for new store locations on acceptable lease terms, and the availability of inventory. There can be no assurance that we will be able to achieve our store expansion goals, nor can there be any assurance that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable revenue and profitability levels, we may incur significant costs associated with closing those stores.

We may not be successful expanding our business internationally.

Our current growth strategy also includes plans to continue to open new stores internationally over the next several years. We have limited prior experience operating internationally, where we face established competitors. International stores have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ internationally, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Additionally, our ability to conduct business internationally may be adversely impacted by political and economic risks, as well as the global economy. Any differences that we encounter as we expand internationally, may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

As we continue to expand our international operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. We are required to use all commercially reasonable efforts to ensure compliance with these laws. Violations of these laws could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

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

We operate five distribution facilities worldwide to support our retail and wholesale business segments in the United States, Western Europe and Canada, and for fulfillment of catalog and website orders around the world. The merchandise purchased for our United States and Canadian retail store operations is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada. Merchandise purchased for our direct-to-consumer operations is shipped directly to our fulfillment centers in Trenton, South Carolina and Reno, Nevada. Merchandise purchased for our wholesale operations is shipped directly to our fulfillment center in Trenton, South Carolina. The merchandise purchased for our Western Europe retail and direct-to-consumer operations is shipped to Rushden, England. If any of our distribution centers were to close for any reason, the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

We rely significantly on international sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war, acts of terrorism and natural disasters could adversely affect our business. If imported goods become difficult or impossible to bring into the United States due to significant labor issues, such as strikes at any of our ports in the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors may not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. The cost of fuel is a significant component in transportation costs, therefore, increases in the petroleum products can adversely affect our gross margins. In addition, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”), the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. Some of these conflict minerals are commonly used in many products, and may be used in some of the products we offer. These requirements will generally require companies to investigate, disclose and report annually whether or not conflict minerals, if used in the manufacture of the products offered by the company, originated from the Democratic Republic of Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of certain of the products we offer. In addition, we may incur additional costs to comply with the disclosure requirements.

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

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on international sources of production” on page 13. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and website orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

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

We rely on information technology systems and a material disruption or failure of such systems or technologies could adversely affect our business.

Our operations, in particular our direct-to-consumer sales, are subject to numerous risks, including reliance on third-party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the information technology systems that operate our websites, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. If our information systems or other technologies are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Although we have not experienced any interruptions or shutdowns of our systems for any material length of time for the reasons described above, such disruptions could lead to delays in our business operations and, if significant, affect our sales and profitability. During the course of business, we obtain and transmit confidential customer information through our information technology systems. While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack, such a security breach or cyber attack could adversely affect our business and operations, including damaging our reputation and our relationships with our customers, employees and investors and exposing us to risks of litigation and liability. While we believe we are diligent in selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks and we cannot assure that any future interruptions, shutdowns or unauthorized disclosures will not occur.

Manufacturer compliance with our social compliance program requirements.

We have a compliance program that is monitored on a regular basis by our buying offices. Our production facilities are either certified as in compliance with our program, or areas of improvement are identified and corrective follow-up action is taken. All manufacturing facilities are required to follow applicable national labor laws, as well as international compliance standards regarding workplace safety, such as standards that require clean and safe working environments, clearly marked exits and paid overtime. We believe in protecting the safety and working rights of the people who produce the goods sold in our stores and through our wholesale business, while recognizing and respecting cultural and legal differences found throughout the world. We require our outside vendors to register through an online website and agree that they and their suppliers will abide by certain standards and conditions of employment.

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

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. In fiscal 2013, we completed a 25,000 square foot expansion of our home office. We currently occupy approximately 310,000 square feet. We hold options on several adjacent buildings that are available for at least the next ten years to allow for additional expansion if necessary. During fiscal 2014 we plan to begin construction on two buildings that will expand our home offices an additional

133,000 square feet to accommodate our growth. We expect one of these buildings to be completed in fiscal 2014 and the other in fiscal 2015.

Our European home offices are located in London, England and consist of three leased properties totaling approximately 13,000 square feet. The leased properties have varying lease term expirations through 2024.

Our retail stores are supported by two distribution facilities. We own a 291,000 square foot distribution center in Lancaster County, Pennsylvania, which supports approximately half of our retail stores. We lease a distribution facility in Reno, Nevada. The Nevada facility is approximately 214,500 square feet and supports the remaining half of our retail stores. The term of this operating lease is set to expire in 2017 with Company options to renew for up to an additional ten years.

We operate a 459,000 square foot fulfillment center in Trenton, South Carolina, which houses merchandise distributed through our direct-to-consumer channel and Wholesale segment. The Trenton fulfillment center also houses our customer contact center, which occupies approximately 16,000 square feet. The operating lease for the Trenton center is set to expire in 2016 with a Company option to renew for an additional five years. In September 2012, we completed the construction of a 463,000 square foot fulfillment center in Reno, Nevada that we own and operate to support the direct-to-consumer channel.

In fiscal 2011, we entered into operating leases for distribution and fulfillment centers in Rushden, England to support our retail and direct-to-consumer channels in Europe. The distribution center occupies approximately 98,000 square feet and the fulfillment center occupies approximately 142,000 square feet, which also includes our European customer contact center. The term of both of these leases are set to expire in September 2020.

Improvements in recent years, including those in fiscal 2013 described in Item 7: Management’s Discussion and Analysis—Liquidity and Capital Resources, were necessary to adequately support our growth. We believe we may need to further expand the square footage of our home office and distribution facilities to support our growth over the next several years. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2013, by Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN was approximately 1,910,000, 1,278,000, 105,000, 36,000 and 6,700, respectively. Terrain also utilizes outdoor space to sell seasonal items, live plants, accessories and outdoor furniture. The average store selling square feet is approximately 8,900 for Urban Outfitters, 7,100 for Anthropologie and 1,400 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

The following table shows the location of each of our existing retail stores, as of January 31, 2013:

	Urban Outfitters	Anthropologie	Free People	Terrain	BHLDN	Total
United States:
Alabama	1	2	1	—	—	4
Arizona	4	4	2	—	—	10
Arkansas	—	1	—	—	—	1
California	36	33	17	—	—	86
Colorado	3	3	3	—	—	9
Connecticut	4	4	2	1	—	11
Delaware	1	1	—	—	—	2
District of Columbia	2	2	—	—	—	4
Florida	7	10	1	—	—	18
Georgia	4	3	2	—	—	9
Idaho	1	1	—	—	—	2
Illinois	9	8	4	—	1	22
Indiana	3	1	—	—	—	4
Kansas	1	1	—	—	—	2
Kentucky	1	2	—	—	—	3
Louisiana	2	2	1	—	—	5
Maine	1	—	—	—	—	1
Maryland	3	5	1	—	—	9
Massachusetts	8	5	5	—	—	18
Michigan	3	3	1	—	—	7
Minnesota	2	4	—	—	—	6
Mississippi	—	1	—	—	—	1
Missouri	2	2	1	—	—	5
Nebraska	1	1	—	—	—	2
Nevada	2	2	1	—	—	5
New Jersey	7	9	4	—	—	20
New Mexico	1	1	—	—	—	2
New York	17	10	9	—	—	36
North Carolina	3	4	1	—	—	8
Ohio	3	4	1	—	—	8
Oklahoma	—	2	—	—	—	2
Oregon	2	2	1	—	—	5
Pennsylvania	6	5	4	1	—	16
Rhode Island	1	1	—	—	—	2
South Carolina	1	2	—	—	—	3
Tennessee	2	4	2	—	—	8
Texas	11	12	6	—	1	30
Utah	1	1	—	—	—	2
Vermont	1	—	—	—	—	1
Virginia	4	6	2	—	—	12
Washington	4	3	3	—	—	10
Wisconsin	2	2	—	—	—	4

Total United States	167	169	75	2	2	415

	Urban Outfitters	Anthropologie	Free People	Terrain	BHLDN	Total
Canada:
Alberta	2	2	1	—	—	5
British Columbia	2	1	—	—	—	3
Ontario	6	4	1	—	—	11
Quebec	3	1	—	—	—	4

Total Canada	13	8	2	—	—	23
Europe:
Belgium	2	—	—	—	—	2
Denmark	1	—	—	—	—	1
Germany	5	—	—	—	—	5
Ireland	2	—	—	—	—	2
Sweden	1	—	—	—	—	1
United Kingdom	24	3	—	—	—	27

Total Europe	35	3	—	—	—	38

Global Total	215	180	77	2	2	476

In addition to the stores listed above, Free People also operates wholesale sales and showroom facilities in Los Angeles, New York City and Chicago that are leased through 2014, 2017 and 2019, respectively. Through our exclusive distribution and marketing agreement with World Co., Ltd. we operate a wholesale sales and showroom facility in Tokyo.

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

Market Information

	High	Low
Fiscal 2013
Quarter ended April 30, 2012	$31.36	$26.23
Quarter ended July 31, 2012	$31.81	$25.43
Quarter ended October 31, 2012	$40.65	$29.36
Quarter ended January 31, 2013	$43.81	$34.38

Fiscal 2012
Quarter ended April 30, 2011	$39.26	$29.47
Quarter ended July 31, 2011	$33.90	$27.96
Quarter ended October 31, 2011	$32.90	$21.47
Quarter ended January 31, 2012	$30.25	$23.42

Holders of Record

On March 22, 2013 there were 117 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

All equity compensation plans have been approved by security holders of the Company. See Note 9, “Share-Based Compensation,” for details of the Company’s equity compensation plans and outstanding awards.

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2008 and ending January 31, 2013, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/31/08 in stock or index, including reinvestment of dividends.

Fiscal years ending January 31.

	Base Period Jan-08	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-09	Jan-10	Jan-11	Jan-12	Jan-13
Urban Outfitters Inc.	$100.00	$54.00	$109.62	$117.29	$91.49	$148.21
S&P 500	$100.00	$61.37	$81.71	$99.84	$104.05	$121.51
S&P 500 Apparel Retail	$100.00	$51.01	$100.86	$132.43	$174.63	$231.30

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

	Fiscal Year Ended January 31,
	2013	2012	2011	2010	2009
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$2,794,925	$2,473,801	$2,274,102	$1,937,815	$1,834,618
Gross profit	1,031,531	860,536	936,620	786,145	713,478
Income from operations	374,285	284,725	414,203	338,984	299,435
Net income	237,314	185,251	272,958	219,893	199,364
Net income per common share—basic	$1.63	$1.20	$1.64	$1.31	$1.20
Weighted average common shares outstanding—basic	145,253,691	154,025,589	166,896,322	168,053,502	166,793,062
Net income per common share—diluted	$1.62	$1.19	$1.60	$1.28	$1.17
Weighted average common shares outstanding—diluted	146,663,731	156,191,289	170,333,550	171,230,245	170,860,605

Balance Sheet Data:
Working capital	$622,089	$363,526	$592,953	$617,664	$483,252
Total assets	1,797,211	1,483,708	1,794,321	1,636,093	1,329,009
Total liabilities	442,623	417,440	382,773	339,318	275,234
Total shareholders’ equity	$1,354,588	$1,066,268	$1,411,548	$1,296,775	$1,053,775

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two business segments: a leading lifestyle specialty Retail segment and a Wholesale apparel segment. Our Retail segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN brands, whose merchandise is sold directly to our customers through retail stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale apparel segment consists of the Free People wholesale division that, primarily, designs, develops and markets young women’s contemporary casual apparel.

Our comparable Retail segment net sales data is equal to the sum of our comparable store plus comparable direct-to-consumer channels. A store is considered to be comparable if it has been open at least one full fiscal year, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is considered to be comparable if it has been operational for at least one full fiscal year. There is no overlap between comparable store net sales and comparable direct-to-consumer net sales. Sales from stores and direct-to-consumer channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. The effects of foreign currency translation are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates in our stores, we believe that, based only on our observations, changes in transaction volume in our stores, as discussed in our results of operations, may correlate to changes in customer traffic. We are able to monitor customer visits, average order value and conversion rate on our websites. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2013 ended on January 31, 2013.

Our omni-channel strategy allows customers to experience our brands, rather than a channel within the brand, by providing a seamless approach to the customer shopping experience. We try to deliver the best customer experience possible through an integration of all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is out-of-stock at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve customers and helps us to fill orders that otherwise may have been cancelled due to out-of-stock positions.

Retail Store

As of January 31, 2013, we operated 215 Urban Outfitters stores of which 167 were located in the United States, 13 were located in Canada and 35 were located in Europe. During fiscal 2013, we opened 18 new Urban Outfitters stores, of which 10 were located in the United States, three were located in Canada and five were located in Europe. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European store sales accounted for approximately 29.8% and 6.6% of consolidated net sales, respectively, for fiscal 2013.

As of January 31, 2013, we operated 180 Anthropologie stores, of which 169 were located in the United States, eight were located in Canada and three were located in Europe. During fiscal 2013, we opened 14 new Anthropologie stores, of which 11 were located in the United States and three were located in Canada. During fiscal 2013, we closed two Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American and European store sales accounted for approximately 29.7% and 0.8% of consolidated net sales, respectively, for fiscal 2013.

As of January 31, 2013, we operated 77 Free People stores, of which 75 were located in the United States and two were located in Canada. During fiscal 2013 we opened 15 new Free People stores, of which 13 were located in the United States and two were located in Canada. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years some of which may be outside the United States. Free People’s store sales accounted for approximately 3.3% of consolidated net sales for fiscal 2013.

As of January 31, 2013, we operated two Terrain garden centers, one of which opened during fiscal 2013. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites, inspired by the “greenhouse.” Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain garden center sales accounted for less than 1.0% of consolidated net sales for fiscal 2013.

As of January 31, 2013, we operated two BHLDN stores, one of which opened during fiscal 2013. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. BHLDN store sales accounted for less than 1.0% of consolidated net sales for fiscal 2013.

For all brands combined, we plan to open approximately 35-40 new stores during fiscal 2014, including 15 Urban Outfitters stores, 12 Anthropologie stores and 10 Free People stores.

Direct-to-Consumer

We operate a direct-to-consumer channel that generates sales by accepting orders directly through our websites, online and via mobile devices, and catalogs. Our direct-to-consumer channel offers customers a globally accessible extension of each brands store experience. We also believe that our direct-to-consumer channel increases the reputation and recognition of our brands with our target customers and offers the customers a globally accessible and differentiated shopping experience. Direct-to-consumer net sales as a percentage of consolidated net sales increased 3.3% to approximately 23.7% of consolidated net sales in fiscal 2013, from 20.4% in fiscal 2012.

We believe that our web marketing, social media, merchandise expansion and website and mobile initiatives are a significant contributor to our direct-to-consumer sales growth. For fiscal 2014 we plan to continue to increase our investment in these initiatives for all of our brands.

During fiscal 2013 we circulated approximately 41.9 million catalogs across all brands. Our catalog circulation levels are driven by our evaluation of the response to each individual catalog and the impact that our investment in web marketing has on the direct-to-consumer channel. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. Accordingly, we plan to decrease our catalog circulation to approximately 30 million catalogs across all brands in fiscal 2014.

Anthropologie. Anthropologie operates a website in the United States and a website in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a direct-to-consumer catalog in the United States and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores.

Urban Outfitters. Urban Outfitters operates a website in the United States and three websites in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog in the United States and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores.

Free People. Free People operates two websites that offer our domestic and European consumers a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Free People stores.

Terrain. Terrain operates a website that offers our consumers a portion of the product assortment found at the Terrain garden centers.

BHLDN. Since February 2011, BHLDN has operated a website that offers our consumers to all product offerings of the BHLDN brand.

Wholesale

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. During fiscal 2013, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor and our own Free People stores. Free People wholesale sales accounted for approximately 5.3% of consolidated net sales for fiscal 2013.

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

Revenue Recognition

Revenue is recognized at the point-of-sale for retail store sales or when merchandise is shipped to customers for wholesale and direct-to-consumer sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at our stores and through our direct-to-consumer channel is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our wholesale and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, sales returns would be adjusted in the future. As of January 31, 2013 and 2012, reserves for estimated sales returns totaled $14.4 million and $11.0 million, representing 3.3% and 2.6% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of January 31, 2013 and 2012, are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income in the Consolidated Statements of Income. Unrealized gains and losses on these securities are considered temporary and therefore are excluded from earnings and are reported as a component of other comprehensive income in the Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2013 and 2012 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Net inventories as of January 31, 2013 and January 31, 2012 totaled $282.4 million and $250.1 million, representing 15.7% and 16.9% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to provisions related to the net realizable value of our inventories are primarily based on the market value of our annual physical inventories, cycle counts and recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our consolidated balance sheets included in this report (“Consolidated Balance Sheets”). Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2013 and January 31, 2012 totaled $733.4 million and $685.0 million, respectively, representing 40.8% and 46.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If financial results are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For fiscal 2013, 2012 and 2011, write-downs of long-lived assets were not material.

We have not historically encountered material early retirement charges related to our long-lived assets. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renovations or improvements that extend the service lives of our assets are capitalized over the extension period or life of the improvement, whichever is less.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2013 and January 31, 2012 totaled $41.1 million and $63.9 million, respectively, representing 2.3% and 4.3% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $2.1 million as of January 31, 2013 and $2.8 million as of January 31, 2012. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

We use a Lattice Binomial pricing model to determine the fair value of our stock options and stock appreciation rights. This model uses assumptions including the risk free rate of interest, expected volatility of our stock price and expected life of the options. A Monte Carlo simulation, which utilizes similar assumptions, is used to determine the fair value of performance shares. We review our assumptions and the valuations provided by independent third-party valuation advisors in order to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

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

Results of Operations

As a Percentage of Net Sales

The following tables set forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.1	65.2	58.8

Gross profit	36.9	34.8	41.2
Selling, general and administrative expenses	23.5	23.3	23.0

Income from operations	13.4	11.5	18.2
Interest income	0.1	0.2	0.1
Other income	—	—	—
Other expenses	(0.1)	—	—

Income before income taxes	13.4	11.7	18.3
Income tax expense	4.9	4.2	6.3

Net income	8.5%	7.5%	12.0%

Period over Period Change:
Net sales	13.0%	8.8%	17.4%
Gross profit	19.9%	-8.1%	19.1%
Income from operations	31.5%	-31.3%	22.2%
Net income	28.1%	-32.1%	24.1%

Fiscal 2013 Compared to Fiscal 2012

Net sales in fiscal 2013 increased by 13.0% to $2.79 billion, from $2.47 billion in the prior fiscal year. The $321 million increase was attributable to a $305 million, or 13.1%, increase in Retail segment net sales and a $16 million, or 11.8%, increase in our Wholesale segment net sales.

The growth in our Retail segment net sales during fiscal 2013 was driven by increases of $158 million in non-comparable and new store net sales and $158 million, or 31.4%, in total direct-to-consumer net sales. These increases were partially offset by an $11 million, or 0.6%, decrease in comparable store net sales. Our total company comparable Retail segment net sales increase of 6.9% was comprised of increases of 21.8%, 8.0% and 3.6% at Free People, Urban Outfitters and Anthropologie, respectively. The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 106 new stores in fiscal 2013 and 2012 that were not in operation for the full comparable periods. The comparable store net sales decrease for fiscal 2013 was primarily due to decreases in average units per transaction and average unit sales prices, partially offset by an increase in transactions. The direct-to-consumer net sales increase was driven by increased traffic to our web sites, which was partially offset by a decline in average order value and conversion rate. Thus far during the first quarter of fiscal 2014, comparable Retail segment net sales are high single-digit positive.

The increase in our Wholesale segment net sales of $21 million, or 16.6%, was driven by an increase in transactions, which was partially offset by a decline in average unit selling prices. The Free People wholesale net sales increase was partially offset by a $5 million decline in Leifsdottir net sales resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012 and was principally completed by the end of the second quarter of fiscal 2012.

Gross profit rates in fiscal 2013 increased to 36.9% of net sales, or $1.03 billion, from 34.8% of net sales, or $861 million, in fiscal 2012. The increase in the rate was primarily due to a reduction in merchandise markdowns. Total Company inventory increased 12.9% to $282 million from $250 million in the prior year. Comparable Retail segment inventory, which includes our comparable store and our comparable direct-to-consumer channels, grew 5.7%, while comparable store inventories decreased 3.4%. The growth in total inventories is primarily related to the acquisition of inventory to stock new and non-comparable stores and to support the significant growth in the direct-to-consumer channel.

Selling, general and administrative expenses, as a percentage of net sales for fiscal 2013, increased to 23.5% of net sales versus 23.3% of net sales for fiscal 2012. This increase was primarily due to the deleveraging of direct store controllable expenses driven by the negative comparable store net sales. In fiscal 2013, selling, general and administrative expenses increased by $81 million, or 14.1%, to $657 million, from $576 million in fiscal 2012. The dollar increase over the prior year is primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 13.4% of net sales, or $374 million, for fiscal 2013 compared to 11.5% of net sales, or $285 million, for fiscal 2012.

Our annual effective income tax rate for fiscal 2013 increased to 36.8% of income before income taxes compared to 35.9% of income before income taxes for fiscal 2012. The increase in the fiscal 2013 effective tax rate is partially due to certain nonrecurring state and foreign tax adjustments. See Note 8, “Income Taxes,” in the notes to our consolidated financial statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate. We expect the tax rate for fiscal 2014 to be approximately 36.5%.

Fiscal 2012 Compared to Fiscal 2011

Net sales in fiscal 2012 increased by 8.8% to $2.47 billion, from $2.27 billion in the prior fiscal year. The $200 million increase was attributable to a $187 million, or 8.7% increase, in Retail segment net sales and a $13 million, or 10.6%, increase in our Wholesale segment net sales. The growth in our Retail segment net sales during fiscal 2012 was driven by increases of $175 million in non-comparable and new store net sales and $71 million, or 16.4%, in direct-to-consumer net sales. A decrease of

$59 million, or 3.8%, in comparable store net sales was a partial offset. The net increase in comparable Retail segment net sales was comprised of increases of 17.0% and 1.4% at Free People and Urban Outfitters, respectively and a decrease of 3.2% at Anthropologie. The increase in our Wholesale segment net sales was due to a $16 million, or a 14.7% increase, at Free People wholesale, partially offset by a $3 million decrease at Leifsdottir wholesale resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012 and was principally completed by the end of the second quarter of fiscal 2012.

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

Gross profit rates in fiscal 2012 decreased to 34.8% of net sales, or $861 million, from 41.2% of net sales, or $937 million, in fiscal 2011. This decrease was principally due to increased merchandise markdowns to clear slow-moving inventory, primarily associated with women’s apparel inventory at Anthropologie and Urban Outfitters, as well as deleveraging of store occupancy expense as a result of negative comparable store net sales. Total Company inventory increased 8.9% to $250 million from $230 million in the prior year. Comparable Retail segment inventory, which includes our comparable store and our comparable direct-to-consumer channels, grew 1.8%, while comparable store inventories decreased 2.5%. The increase in total Company inventory is primarily related to the acquisition of inventory to stock new stores, our direct-to-consumer channel growth and the launch of our BHLDN brand. The decrease in comparable store inventory was a partial offset.

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

Our annual effective income tax rate for fiscal 2012 increased to 35.9% of income before income taxes compared to 34.6% of income before income taxes for fiscal 2011. The fiscal 2011 effective tax rate was favorably affected by a non-recurring federal rehabilitation credit relating to the expansion of our home office in Philadelphia, Pennsylvania. See Note 8, “Income Taxes,” in the notes to our consolidated financial statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $623 million as of January 31, 2013 as compared to $362 million as of January 31, 2012 and $809 million as of January 31, 2011. The $261 million increase in cash, cash equivalents and marketable securities during fiscal 2013 was primarily a result of $396 million from cash provided by operating activities, partially offset by $169 million cash paid for property and equipment.

Cash provided by operating activities for fiscal 2013, increased by $113 million to $396 million from $283 million in fiscal 2012. The increase primarily consists of higher net income net of depreciation, amortization and other non-cash items. Our working capital as of year-end for fiscal years 2013, 2012 and 2011 was $622 million, $364 million and $593 million, respectively. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents and marketable securities.

Cash used in investing activities during fiscal 2013 was $334 million, consisting of $169 million used primarily for the construction of new stores and a fulfillment facility and $165 million in net purchases of marketable securities.

Cash provided by financing activities during fiscal 2013 of $37 million was related to the exercise of stock options and related tax benefits on stock option exercises.

During the last three years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores and purchase inventories. We have also continued to invest in our direct-to-consumer efforts, technology, fulfillment and distribution facilities, our home office and our international operations. Cash paid for property and equipment for fiscal 2013, 2012 and 2011 were $169 million, $190 million, and $144 million, respectively, and were primarily used to expand and support our store base and distribution and fulfillment facilities.

During fiscal 2014, we plan to construct and open approximately 35-40 new stores, renovate certain existing stores, continue to expand our home offices in Philadelphia, Pennsylvania, upgrade our systems, increase our investments in direct-to-consumer marketing and purchase inventory for our stores, direct-to-consumer and wholesale businesses at levels appropriate to maintain our planned sales growth. We plan to increase the level of capital expenditures during fiscal 2014 to approximately $210 million. We believe that our new store, direct-to-consumer and inventory investments have the ability to generate positive cash flow within a year. We believe the expansion of our home office and distribution facilities is necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

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

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line has been subsequently amended from time to time to join certain subsidiaries as borrowers and guarantors, to revise certain financial covenants, and to use the accordion feature of the Line to increase the total available credit under the Line to $175 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures and the payment of cash dividends. As of and during the year ended January 31, 2013, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $58.3 million as of January 31, 2013. The available credit under the Line was $116.7 million as of January 31, 2013. We expect the Line to satisfy our credit needs through at least fiscal 2014.

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,563,764	$217,726	$416,022	$332,100	$597,916
Purchase orders (2)	343,514	343,514	—	—	—
Construction contracts (3)	4,670	4,670	—	—	—
Tax Contingencies (4)	1,249	1,249	—	—	—

Total contractual obligations	$1,913,197	$567,159	$416,022	$332,100	$597,916

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 26 locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these 26 locations was approximately $4,091 for fiscal 2013. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our current contractual payments for these locations. Amounts noted above include commitments for 31 executed leases for stores not opened as of January 31, 2013.
(2)	Our merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.
(3)	Includes construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.

(4)	Tax contingencies include $1,249 that is classified as a current liability in the Company’s Consolidated Balance Sheets as of January 31, 2013. Tax contingencies in the table above do not show an existing liability of $9,756 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $9,756 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2013.

Commercial Commitments

Description	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (1)	$54,363	$54,363	$—	$—	$—
Standby letters of credit	3,942	3,942	—	—	—

Total commercial commitments	$58,305	$58,305	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2013, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

See Note 2, “Recently Issued and Adopted Accounting Pronouncements,” of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

Seasonality and Quarterly Results

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion typically realized from August 1 to December 31 of each year (the back-to-school and holiday periods). The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Fiscal 2013 Quarter Ended (1)
	April 30, 2012	July 31, 2012	Oct. 31, 2012	Jan. 31, 2013
	(dollars in thousands, except per share data)
Net sales	$568,930	$676,269	$692,894	$856,832
Gross profit	202,479	254,505	260,851	313,696
Net income	33,957	61,292	59,517	82,548
Net income per common share—basic	0.24	0.42	0.41	0.57
Net income per common share—diluted	0.23	0.42	0.40	0.56

As a Percentage of Fiscal Year:
Net sales	20%	24%	25%	31%
Net income	14%	26%	25%	35%

	Fiscal 2012 Quarter Ended (1)
	April 30, 2011	July 31, 2011	Oct. 31, 2011	Jan. 31, 2012
	(dollars in thousands, except per share data)
Net sales	$524,019	$609,181	$609,953	$730,648
Gross profit	193,365	231,090	216,103	219,978
Net income	38,624	56,693	50,679	39,255
Net income per common share—basic	0.24	0.36	0.34	0.27
Net income per common share—diluted	0.23	0.35	0.33	0.27

As a Percentage of Fiscal Year:
Net sales	21%	25%	25%	29%
Net income	21%	31%	27%	21%

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of January 31, 2013 and 2012, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, auction rate securities (“ARS”) rated “A” or better, which bear interest at variable rates, treasury bills, certificates of deposit, federal government agencies, and commercial paper. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

Our ARS are invested in “A” or better rated issuances that represent interests in municipal obligations. Our ARS had a par value and fair value of $4.9 million and $4.3 million as of January 31, 2013 and $23.0 million and $20.2 million as of January 31, 2012, respectively. As of January 31, 2013, all of the ARS we held failed to liquidate at auction due to lack of market demand. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models, we have recorded $0.6 million of temporary impairment on our ARS as of January 31, 2013 and $2.8 million as of January 31, 2012. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We do not have the intent to sell the underlying securities prior to their recovery and we believe that it is not likely that we will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, we have classified all ARS as non-current assets under marketable securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of our investments.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results and from pages F-1 through F-34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2013.

The effectiveness of internal control over financial reporting as of January 31, 2013 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 40 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated April 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2013

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	65	Chairman of the Board, Chief Executive Officer and President
Francis J. Conforti	37	Chief Financial Officer
Glen A. Bodzy	60	General Counsel and Secretary
Tedford G. Marlow	61	CEO of Urban Outfitters Group
David W. McCreight	49	CEO of Anthropologie Group
Wendy B. McDevitt	48	President, Terrain Brand
Freeman M. Zausner	65	Chief Operating Officer
Margaret A. Hayne	54	President, Free People Brand
Scott A. Belair (2)(3)	65	Director
Harry S. Cherken, Jr. (1)	63	Director
Joel S. Lawson III (2)(3)	65	Director
Robert H. Strouse (1)(3)	64	Director
Edward N. Antoian (2)	57	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

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

Mr. Conforti joined Urban Outfitters in March 2007 as Director of Finance and SEC Reporting. After being promoted to Controller and then to Chief Accounting Officer, he was appointed Chief Financial Officer in April 2012. Prior to joining the Company, Mr. Conforti, a Certified Public Accountant, worked for AlliedBarton Security Services, LLC for five years serving as Controller for three years. Mr. Conforti began his career at KPMG in 1998 where he held various audit roles.

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas.

Mr. Marlow served as the Global President of Urban Outfitters from July 2001 through May 2010. He rejoined the Company in February 2012 as the Chief Executive Officer of the Urban Outfitters Brand. Prior to joining the Company in 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development and Marketing at Chico’s FAS, Inc. Previously Mr. Marlow was President of Henri Bendel, a division of Limited Brands and Senior Vice President/

General Merchandise Manager of Marshall Fields. Mr. Marlow began his retail career at Neiman Marcus, where he served in a variety of management roles.

Mr. McCreight joined the Company in November 2012 as Chief Executive Officer of Anthropologie Group. Previously, Mr. McCreight served as President of Under Armour from 2008 until 2010 and President of Lands’ End from 2005 to 2008. Mr. McCreight also held the position of Senior Vice President of Merchandising at Lands’ End from 2003 to 2005 and Senior Vice President and General Merchandising Manager of Disney Stores from 2001 to 2003. Mr. McCreight had been President of Smith and Hawken and began his career with roles within the merchant organizations at Saks, The May Company and The Limited.

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

Mr. Zausner rejoined the Company in February 2003 as a consultant and in July 2003 became its Chief Administrative Officer. Mr. Zausner originally joined the Company in 1980 and became its Director of Inventory Management in 1988 and its Secretary in 1990. Mr. Zausner retired from the Company in 1996. On March 7, 2013, Mr. Zausner announced that he will retire from the Company effective June 30, 2013.

Ms. Hayne joined Urban Outfitters in August 1982. She is a 36 year veteran of the retail and wholesale industry and has served as President of the Free People Brand since March 2007. Ms. Hayne is Richard A. Hayne’s spouse.

Mr. Belair co-founded Urban Outfitters in 1970. He has served as Principal of The ZAC Group, a financial advisory firm, since 1989. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc. (HCBK) and Hudson City Savings Bank. He holds an MBA degree and has financial and investment expertise, including financial reporting expertise, as a result of his significant experience as a CPA, financial advisor, and former chief financial officer in the financial services industry. As a co-founder of the Company, Mr. Belair has been involved with the Company from its inception, and accordingly has a comprehensive understanding of and perspective on its overall business and strategic direction.

Mr. Cherken has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm, and has served as Co-Chair of its Real Estate Group. As a real estate lawyer with over 35 years experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with real estate transactions, including negotiating real estate transactions and leases on behalf of the Company. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit institutions.

Mr. Lawson is an independent consultant and private investor. From November 2001 until November 2003, he also served as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly-owned subsidiary of FleetBoston Financial Corporation in March 2001. As the former Chief Executive Officer of an investment banking and corporate finance firm, Mr. Lawson has extensive experience in financial and investment matters, including financial reporting expertise. In addition, as the former Executive Director of a global organization of merger and acquisition advisory firms, he has specialized knowledge regarding mergers and acquisitions. He also holds an MBA degree and serves as a director of a not-for-profit entity.

Mr. Strouse serves as President of Wind River Holdings, L.P., which oversees a diversified group of privately owned industrial and service businesses. Through his experience with this private investment company, Mr. Strouse brings to the Board of Directors experience in strategic planning, budgeting, talent recruitment and development, risk management, and corporate development activities. Mr. Strouse is a former corporate lawyer whose practice, prior to 1998 when he joined Wind River, focused on mergers and acquisitions, corporate governance and SEC reporting. Mr. Strouse also serves as a board member of a not-for-profit entity.

Mr. Antoian is a Managing Partner and Senior Portfolio Manager at Chartwell Investment Partners, an investment advisory firm, where he has worked since its inception in 1997. He is also a partner and Chief Investment Officer for Zeke Capital Advisors, a financial advisory firm. In addition, Mr. Antoian is the General Partner of Zeke, L.P., a privately offered long-short equity hedge fund. From 1984 until 1997, Mr. Antoian was the Senior Portfolio Manager of Delaware Management Co. Prior to that, Mr. Antoian worked at E.F. Hutton in Institutional Sales, and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of a not-for-profit entity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 12, 2012.

10.1	Amended and Restated Credit Agreement, dated September 23, 2004, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.2	First Amendment to Amended and Restated Credit Agreement, dated November 30, 2006, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K (file no. 000-22754) filed on March 30, 2007.

10.3	Second Amendment to Amended and Restated Credit Agreement, dated December 10, 2007, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

Exhibit Number	Description

10.4	Third Amendment to the Amended and Restated Credit Agreement, dated September 21, 2009, by and among Urban Outfitters, Inc. and Wachovia Bank, National Association is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2010.

10.5	Letter Agreement Extension of Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wachovia Bank, National Association as amended, dated December 1, 2010, is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2010.

10.6	Letter Agreement Extension of Amended and Restated Credit Agreement by and among Urban Outfitters, Inc. and Wells Fargo Bank, N.A. as amended, dated March 9, 2011, is incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on April 1, 2011.

10.7	Fourth Amendment to the Amended and Restated Credit Agreement, dated April 25, 2011, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on June 8, 2011.

10.8	Fifth Amendment to the Amended and Restated Credit Agreement, dated October 31, 2011, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) is incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 4, 2011.

10.9*	Sixth Amendment to the Amended and Restated Credit Agreement, dated June 14, 2012, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association).

10.10*	Seventh Amendment to the Amended and Restated Credit Agreement, dated July 31, 2012, by and among Urban Outfitters, Inc. and Wells Fargo, National Association (successor by merger to Wachovia Bank, National Association).

10.11*	Sixth Amended and Restated Note, dated June 14, 2012, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association.

10.12+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 25, 2005.

10.13+	1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (file no. 000-22754) filed on April 21, 1997.

10.14+	Urban Outfitters 401(k) Savings Plan (formerly known as The Urban Outfitters, Inc. PROFIT SHARING FUND prior to July 1, 1999) is incorporated by reference to Exhibit 10.4 of the Company’s Amendment No.2 to the Registration Statement on Form S-1/A (file no. 033-69378) filed on November 3, 1993.

Exhibit Number	Description

10.15+	2000 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 17, 2000.

10.16+	2008 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on March 28, 2008.

10.17+	Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

10.18+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.19+	Form of 2004 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.20+	Form of 2004 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.21+	Form of 2004—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.22+	Form of 2004 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on December 10, 2010.

10.23+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.24+	Form of 2008 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.25+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.26+	Form of 2008 Plan—Performance Stock Unit Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.27+	Form of 2008 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on December 10, 2010.

10.28+	Form of 2008 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

10.29+	Form of 2008 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2013	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, Chief Executive Officer and President	April 1, 2013

/s/ FRANCIS J. CONFORTI Francis J. Conforti (Principal Financial Officer)	Chief Financial Officer	April 1, 2013

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 1, 2013

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 1, 2013

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 1, 2013

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 1, 2013

/s/ EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2013

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2013

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$245,327	$145,273
Marketable securities	228,486	89,854
Accounts receivable, net of allowance for doubtful accounts of $1,681 and $1,614, respectively	39,519	36,673
Inventories	282,411	250,073
Prepaid expenses and other current assets	61,827	69,876
Deferred taxes	14,714	5,243

Total current assets	872,284	596,992

Property and equipment, net	733,416	684,979
Marketable securities	149,585	126,913
Deferred income taxes and other assets	41,926	74,824

Total Assets	$1,797,211	$1,483,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,059	$95,754
Accrued compensation	31,095	15,630
Accrued expenses and other current liabilities	120,041	122,082

Total current liabilities	250,195	233,466
Deferred rent and other liabilities	192,428	183,974

Total Liabilities	442,623	417,440

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 146,015,767 and 144,633,007 issued and outstanding, respectively	15	15
Additional paid-in capital	48,276	—
Retained earnings	1,315,079	1,077,765
Accumulated other comprehensive loss	(8,782)	(11,512)

Total Shareholders’ Equity	1,354,588	1,066,268

Total Liabilities and Shareholders’ Equity	$1,797,211	$1,483,708

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2013	2012	2011
Net sales	$2,794,925	$2,473,801	$2,274,102
Cost of sales	1,763,394	1,613,265	1,337,482

Gross profit	1,031,531	860,536	936,620
Selling, general and administrative expenses	657,246	575,811	522,417

Income from operations	374,285	284,725	414,203
Interest income	2,126	5,120	4,669
Other income	862	553	486
Other expenses	(1,701)	(1,567)	(2,150)

Income before income taxes	375,572	288,831	417,208
Income tax expense	138,258	103,580	144,250

Net income	$237,314	$185,251	$272,958

Net income per common share:
Basic	$1.63	$1.20	$1.64

Diluted	$1.62	$1.19	$1.60

Weighted average common shares outstanding:
Basic	145,253,691	154,025,589	166,896,322

Diluted	146,663,731	156,191,289	170,333,550

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Net income	$237,314	$185,251	$272,958
Foreign currency translation	1,455	(2,285)	(429)
Change in unrealized gains / (losses) on marketable securities, net of tax	1,275	1,035	(739)

Comprehensive income	$240,044	$184,001	$271,790

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2010	168,558,371	$17	$184,620	$1,121,232	$(9,094)	$1,296,775
Comprehensive income	—	—	—	272,958	(1,168)	271,790
Share-based compensation	—	—	10,725	—	—	10,725
Stock options and awards	2,256,273	—	24,129	—	—	24,129
Excess tax benefit from share-based awards	—	—	12,847	—	—	12,847
Share repurchases	(6,401,217)	—	(204,718)	—	—	(204,718)

Balances as of January 31, 2011	164,413,427	$17	$27,603	$1,394,190	$(10,262)	$1,411,548
Comprehensive income	—	—	—	185,251	(1,250)	184,001
Share-based compensation	—	—	3,068	—	—	3,068
Stock options and awards	993,923	—	4,134	—	—	4,134
Excess tax benefit from share-based awards	—	—	8,995	—	—	8,995
Share repurchases	(20,774,343)	(2)	(43,800)	(501,676)	—	(545,478)

Balances as of January 31, 2012	144,633,007	$15	$—	$1,077,765	$(11,512)	$1,066,268
Comprehensive income	—	—	—	237,314	2,730	240,044
Share-based compensation	—	—	10,892	—	—	10,892
Stock options and awards	1,382,760	—	30,671	—	—	30,671
Excess tax benefit from share-based awards	—	—	6,713	—	—	6,713

Balances as of January 31, 2013	146,015,767	$15	$48,276	$1,315,079	$(8,782)	$1,354,588

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$237,314	$185,251	$272,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,664	108,112	101,105
Provision (benefit) for deferred income taxes	22,248	(12,150)	(8,727)
Excess tax benefit on share-based compensation	(6,713)	(8,995)	(12,847)
Share-based compensation expense	10,892	3,068	10,725
Loss on disposition of property and equipment, net	616	857	119
Changes in assets and liabilities:
Receivables	(2,917)	(251)	1,835
Inventories	(32,237)	(20,817)	(43,372)
Prepaid expenses and other assets	16,057	6,317	14,825
Accounts payable, accrued expenses and other liabilities	31,756	21,310	48,492

Net cash provided by operating activities	395,680	282,702	385,113

Cash flows from investing activities:
Cash paid for property and equipment	(168,875)	(190,010)	(143,642)
Cash paid for marketable securities	(372,689)	(169,467)	(463,129)
Sales and maturities of marketable securities	207,576	414,769	571,236

Net cash (used in) provided by investing activities	(333,988)	55,292	(35,535)

Cash flows from financing activities:
Exercise of stock options	30,671	4,136	24,129
Excess tax benefit from share-based awards	6,713	8,995	12,847
Share repurchases	—	(545,478)	(204,718)

Net cash provided by (used in) financing activities	37,384	(532,347)	(167,742)

Effect of exchange rate changes on cash and cash equivalents	978	(631)	(603)

Increase (decrease) in cash and cash equivalents	100,054	(194,984)	181,233
Cash and cash equivalents at beginning of period	145,273	340,257	159,024

Cash and cash equivalents at end of period	$245,327	$145,273	$340,257

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$103,006	$120,847	$121,341

Non-cash investing activities—Accrued capital expenditures	$15,055	$21,955	$8,077

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, ten websites and five catalogs. As of January 31, 2013 and 2012, the Company operated 476 and 429 stores, respectively. Stores located in the United States totaled 415 as of January 31, 2013 and 381 as of January 31, 2012. Operations in Europe and Canada included 38 stores and 23 stores as of January 31, 2013, respectively, and 33 stores and 15 stores as of January 31, 2012, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to approximately 1,400 better department and specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2013 ended on January 31, 2013.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2013 and 2012, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2013 and 2012, are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

securities, as well as the amortization of discounts and premiums, is included in interest income in the Consolidated Statements of Income. Unrealized gains and losses on these securities that are considered temporary are excluded from earnings and are reported as a component of other comprehensive income in the Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as non-current have maturity dates greater than one year from the balance sheet date. Available for sale securities, such as Auction Rate Securities (“ARS”) that fail at auction and do not liquidate in the normal course, are classified as non-current assets.

The Company’s ARS are invested in “A” or better rated issuances that represent interests in municipal obligations. The Company’s ARS had a fair value of $4.3 million as of January 31, 2013 and $20.2 million as of January 31, 2012. As of and subsequent to the end of the current fiscal year, all of the ARS held by the Company failed to liquidate at auction due to a lack of market demand. Liquidity for these ARS was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 7, 28, 35 or 90 days. The principal associated with these failed auctions will not be available until a successful auction occurs, the bond is called by the issuer, a buyer is found from outside the auction process, or the debt obligation reaches its maturity. Based on review of credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming illiquid prior to final maturity, redemptions of similar ARS, previous market activity for same investment security, impact due to extended periods of maximum auction rates and valuation models, the Company has recorded $0.6 million and $2.8 million of temporary impairment on its ARS as of January 31, 2013 and January 31, 2012, respectively. To date the Company has collected all interest receivable on outstanding ARS when due and has not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost. As a result of the current illiquidity, the Company has classified all ARS as non-current assets under marketable securities. The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2013, 2012 and 2011 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2013	$1,614	5,019	(4,952)	$1,681
Year ended January 31, 2012	$1,015	3,920	(3,321)	$1,614
Year ended January 31, 2011	$1,284	2,397	(2,666)	$1,015

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2013 and 2012 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s annual physical inventories, cycle counts and recent historical trends. The Company’s estimates generally have been accurate and its reserve methods have been applied on a consistent basis. The Company expects the amount of its reserves and related inventories to increase over time as it expands its store base and increases direct-to-consumer sales.

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

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no material impairment of the Company’s long-lived assets as of January 31, 2013.

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

The Company recognizes rent expense on a straight-line basis over the lease period commencing on the date that the premises are available from the landlord. The lease period includes the construction period required to make the leased space suitable for operating during which time the Company is not permitted to occupy the space. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

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

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company’s books until the card is redeemed by the customer, at which time the Company records the redemption of the card for merchandise as a sale or when it is determined the likelihood of redemption is remote, based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and are not material. The Company’s gift cards do not expire.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2013, 2012 and 2011 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2013	$10,967	49,412	(45,931)	$14,448
Year ended January 31, 2012	$11,367	41,034	(41,434)	$10,967
Year ended January 31, 2011	$9,912	41,692	(40,237)	$11,367

Cost of Sales

Cost of sales includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink provisions; store occupancy costs including rent and depreciation; delivery expense; in-bound and outbound freight; customs related taxes and duties; inventory acquisition and purchasing costs; design costs; warehousing and handling costs and other inventory acquisition related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes expenses such as: direct selling and selling supervisory expenses; marketing expenses; various corporate expenses such as information systems, finance, loss prevention, talent acquisition, home office and executive management expenses; share-based compensation expense; and other associated general expenses.

Shipping and Handling Fees and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our direct-to-consumer marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our websites. The catalog printing, paper, postage

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and other costs are amortized over the period in which the customer responds to the marketing material determined based on historical customer response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog and related items are typically one to three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,716 and $3,586 as of January 31, 2013 and 2012, respectively. Advertising expenses were $81,944, $71,684 and $58,336 for fiscal 2013, 2012 and 2011, respectively.

Start-up Costs

The Company expenses all start-up and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2013, 2012 and 2011, the Company did not capitalize any internally generated internal-use software development costs because substantially all costs were incurred during the planning and operating stages, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. Investment tax credits or grants are accounted for in the period earned. The Company files a consolidated United States federal income tax return (see Note 8 for a further discussion of income taxes).

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include the effect of stock options, stock appreciation rights (“SAR’s”), restricted stock units (“RSU’s”) and performance stock units (“PSU’s”).

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income/loss. Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $8,582 and $10,037 as of January 31, 2013 and January 31, 2012, respectively and unrealized losses, net of tax, on marketable securities of $200 and $1,475 as of January 31, 2013 and January 31, 2012, respectively. The tax effect of the unrealized gains and losses on marketable securities recorded in comprehensive income was ($672), ($556) and $397 during fiscal 2013, 2012 and 2011, respectively. Gross realized gains and losses are included in other income in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within shareholders’ equity. As of January 31, 2013 and 2012, foreign currency translation adjustments resulted in accumulated losses of $8,582 and $10,037, respectively. Transaction gains and losses included in operating results for fiscal years 2013, 2012 and 2011 were not material.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing in high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issuer or issue, as well as providing limitations on investment maturities. The Company’s investment policy requires that the majority of its cash, cash equivalents and marketable securities are invested in corporate and municipal bonds rated “A” or better, commercial paper and federally insured or guaranteed investment vehicles such as certificates of deposit, United States treasury bills and federal government agencies. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company periodically evaluates the financial condition of its Wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

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

In February 2013, the FASB issued an accounting standards update that amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency translation) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. The update will be effective for interim and annual periods beginning after December 15, 2012, which will be the first quarter of fiscal 2014 for the Company. Other than the change in presentation, this accounting standards update will not have an impact on the Company’s financial position, results of operations or cash flows.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2013 and 2012 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2013
Short-term Investments:
Corporate bonds	$88,432	$106	$(23)	$88,515
Municipal and pre-refunded municipal bonds	63,355	85	(17)	63,423
Certificates of deposit	40,870	25	—	40,895
Treasury bills	21,354	14	—	21,368
Commercial paper	10,775	8	(2)	10,781
Federal government agencies	3,500	4	—	3,504

	228,286	242	(42)	228,486

Long-term Investments:
Corporate bonds	64,219	102	(61)	64,260
Municipal and pre-refunded municipal bonds	52,925	76	(60)	52,941
Certificates of deposit	2,340	—	—	2,340
Treasury bills	19,724	13	—	19,737
Federal government agencies	5,974	5	(2)	5,977
Auction rate securities	4,925	—	(595)	4,330

	150,107	196	(718)	149,585

	$378,393	$438	$(760)	$378,071

As of January 31, 2012
Short-term Investments:
Corporate bonds	$34,899	$7	$(28)	$34,878
Municipal and pre-refunded municipal bonds	41,519	135	(10)	41,644
Certificates of deposit	5,225	—	—	5,225
Commercial paper	3,580	12	—	3,592
Federal government agencies	4,513	2	—	4,515

	89,736	156	(38)	89,854

Long-term Investments:
Corporate bonds	60,852	277	(72)	61,057
Municipal and pre-refunded municipal bonds	18,410	186	(6)	18,590
Certificates of deposit	6,970	—	(1)	6,969
Treasury bills	14,982	6	—	14,988
Federal government agencies	5,111	2	(1)	5,112
Auction rate securities	22,975	—	(2,778)	20,197

	129,300	471	(2,858)	126,913

	$219,036	$627	$(2,896)	$216,767

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Proceeds from the sale and maturities of available-for-sale securities were $207,576, $414,769 and $571,236 in fiscal 2013, 2012 and 2011, respectively. The Company included in interest income, in the Consolidated Statements of Income, a net realized gain of $248 during fiscal 2013, a net realized gain of $1,171 during fiscal 2012 and a net realized loss of $30 during fiscal 2011. Amortization of discounts and premiums, net, resulted in a reduction of interest income of $5,276, $7,373 and $8,702 for fiscal years 2013, 2012 and 2011, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2013 and January 31, 2012, respectively.

	January 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	74,537	(85)	—	—	74,537	(85)
Municipal and pre-refunded municipal bonds	42,826	(77)	1,413	—	44,239	(77)
Certificates of deposit	3,400	—	244	—	3,644	—
Commercial paper	2,994	(1)	—	—	2,994	(1)
Federal government agencies	1,998	(2)	—	—	1,998	(2)
Auction rate securities	—	—	4,330	(595)	4,330	(595)

Total	125,755	(165)	5,987	(595)	131,742	(760)

	January 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	45,089	(100)	—	—	45,089	(100)
Municipal and pre-refunded municipal bonds	9,985	(9)	2,954	(7)	12,939	(16)
Certificates of deposit	1,489	(1)	—	—	1,489	(1)
Treasury bills	1,039	—	—	—	1,039	—
Federal government agencies	1,099	(1)	—	—	1,099	(1)
Auction rate securities	—	—	20,197	(2,778)	20,197	(2,778)

Total	58,701	(111)	23,151	(2,785)	81,852	(2,896)

As of January 31, 2013 and 2012, there were a total of 342 and 76 issued securities with unrealized loss positions within the Company’s portfolio, respectively. The total unrealized loss position due to the impairment of ARS held by the Company that have experienced auction failures as of January 31, 2013 and 2012 was $595 and $2,778, respectively. The Company deemed all of these securities as temporarily impaired. The unrealized loss positions were primarily due to auction failures

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

of the ARS held and fluctuations in the market interest rates for remaining securities. The Company believes it has the ability to realize the full value of all of these investments upon maturity or redemption.

As of January 31, 2013, the par value of our ARS was $4,925 and the estimated fair value was $4,330. Our ARS portfolio consists of “A” or better rated ARS that represent interests in municipal debt obligations. To date, we have collected all interest payable on outstanding ARS when due and have not been informed by the issuers that accrued interest payments are currently at risk. The Company does not have the intent to sell the underlying securities prior to their recovery and the Company believes it is not likely that it will be required to sell the underlying securities prior to their anticipated recovery of full amortized cost.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of January 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$152,775	$—	$—	$152,775
Municipal and pre-refunded municipal bonds	—	116,364	—	116,364
Certificates of deposit	—	43,235	—	43,235
Treasury bills	41,105	—	—	41,105
Commercial paper	—	10,781	—	10,781
Federal government agencies	9,481	—	—	9,481
Auction rate securities	—	—	4,330	4,330

	$203,361	$170,380	$4,330	$378,071

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

Level 3 consists of financial instruments where there was no active market as of January 31, 2013 and 2012. As of January 31, 2013 and 2012, all of the Company’s level 3 financial instruments consisted of failed ARS of which there was insufficient observable market information to determine fair value. The Company estimated the fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $595 and $2,778 as of January 31, 2013 and January 31, 2012, respectively. The estimated fair values could change significantly based on future market conditions. A hypothetical 100 basis point decline in fair value of ARS at January 31, 2013 would have resulted in a temporary impairment of $645. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Below is a reconciliation of the beginning and ending ARS securities balances that the Company valued using a Level 3 valuation for the fiscal years ended January 31, 2013 and 2012.

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012
Balance at beginning of period	$20,197	$29,462
Total gains realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	2,183	1,010
Settlements	(18,050)	(10,275)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$4,330	$20,197

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$(595)	$(2,778)
Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

5. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2013	2012
Land	$5,900	$5,801
Buildings	131,145	118,050
Furniture and fixtures	343,894	306,020
Leasehold improvements	778,951	676,644
Other operating equipment	140,012	103,818
Construction-in-progress	56,360	91,433

	1,456,262	1,301,766
Accumulated depreciation	(722,846)	(616,787)

Total	$733,416	$684,979

Depreciation expense for property and equipment for fiscal years ended 2013, 2012 and 2011 was $113,388, $100,739 and $92,403, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2013	2012
Gift certificates and merchandise credits	$36,687	$34,331
Accrued construction	15,030	21,866
Accrued income taxes	3,497	14,462
Sales return reserve	14,448	10,967
Accrued rents and estimated property taxes	8,834	9,118
Accrued sales taxes	12,660	9,089
Other current liabilities	28,885	22,249

Total	$120,041	$122,082

7. Line of Credit Facility

On April 25, 2011, the Company amended its line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100 million to $175 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line has been subsequently amended from time to time to join certain subsidiaries as borrowers and guarantors, to revise certain financial covenants, and to use the accordion feature of the Line to increase the total available credit under the Line to $175 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures and the payment of cash dividends. As of and for the year ended January 31, 2013, there were no borrowings under the Line and the Company was in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $58,305 as of January 31, 2013. The available credit under the Line was $116,695 as of January 31, 2013.

8. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Domestic	$340,536	$261,214	$374,777
Foreign	35,036	27,617	42,431

	$375,572	$288,831	$417,208

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Current:
Federal	$93,625	$93,244	$127,390
State	15,746	14,199	19,492
Foreign	6,639	8,287	6,095

	116,010	115,730	152,977

Deferred:
Federal	23,285	(11,292)	(6,698)
State	(722)	124	(1,906)
Foreign	(315)	(982)	(123)

	22,248	(12,150)	(8,727)

	$138,258	$103,580	$144,250

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2013	2012	2011
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.1	3.2	3.2
Foreign taxes	(1.7)	(2.1)	(2.1)
Other	0.4	(0.2)	(1.5)

Effective tax rate	36.8%	35.9%	34.6%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2013 and 2012 are as follows:

	January 31,
	2013	2012
Deferred tax liabilities:
Prepaid expenses	$(2,794)	$(1,402)
Depreciation	(56,434)	(4,761)

Gross deferred tax liabilities	(59,228)	(6,163)

Deferred tax assets:
Deferred rent	64,539	37,024
Inventories	3,357	3,093
Accounts receivable	2,093	1,166
Net operating loss carryforwards	4,356	5,684
Tax uncertainties	5,710	7,651
Accrued salaries and benefits	20,390	13,786
Other temporary differences	1,986	4,437

Gross deferred tax assets, before valuation allowances	102,431	72,841

Valuation allowances	(2,083)	(2,754)

Net deferred tax assets	$41,120	$63,924

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2013 and 2012, respectively, $26,555 and $48,762 were attributable to U.S. federal, $11,436 and $12,374 were attributed to state jurisdictions and $3,129 and $2,788 were attributed to foreign jurisdictions.

As of January 31, 2013, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $14,983 that do not expire and certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $6,165 that expire from 2016 through 2032. As of January 31, 2013, the Company had a full valuation allowance for certain foreign and state net operating loss carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2013 and 2012, the non-current portion of net deferred tax assets aggregated $26,406 and $58,681, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $166,798 as of January 31, 2013. These earnings are deemed to be permanently re-invested to finance growth programs. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
	2013	2012	2011
Balance at the beginning of the period	$8,664	$7,758	$7,532
Increases in tax positions for prior years	419	3,466	43
Decreases in tax positions for prior years	(929)	(310)	(592)
Increases in tax positions for current year	635	360	1,000
Settlements	(13)	(2,259)	(40)
Lapse in statute of limitations	(881)	(351)	(185)

Balance at the end of the period	$7,895	$8,664	$7,758

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $3,861 and $3,874 at January 31, 2013 and 2012 respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2013, 2012 and 2011, the Company recognized a (expense)/benefit of ($541), $1,334 and $437, respectively, related to interest and penalties. The Company accrued $3,070 and $2,529 for the payment of interest and penalties as of January 31, 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During the year ended January 31, 2013, the Company settled its Internal Revenue Service examination for the periods ended January 31, 2009 and 2010. The Company has recognized the tax effect of this settlement for previous and future periods in the end of year balances. The Company also began a new Internal Revenue Service audit for periods ended January 31, 2011 and 2012. The Company’s state and foreign filings are generally subject to audit from fiscal 2003 to 2012. It is possible that the Federal or any state examination may be resolved within twelve months. Due to the potential for resolution of Federal audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $6,211.

9. Share-Based Compensation

The Company’s 2008 and 2004 Stock Incentive Plans each authorize up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or as SAR’s. Awards under these plans generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee. As of January 31, 2013, there were 6,259,024 and 809,182 common shares available to grant under the 2008 and 2004 Stock Incentive Plans, respectively.

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

Based on the Company’s historical experience, it has assumed an annualized forfeiture rate of 5% for its unvested share based awards granted during the fiscal years ended January 31, 2013, 2012 and 2011. For share based awards granted in previous years that remain unvested, annualized forfeiture rates of 5% and 2% have been assumed. The Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Share-based compensation expense, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the fiscal years ended January 31, 2013, 2012 and 2011 was as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Stock Options	$2,214	$2,886	$4,331
Stock Appreciation Rights	2,578	1,111	463
Performance Stock Units (1)(2)	6,124	(959)	5,929
Restricted Shares	(24)	30	2

Total	$10,892	$3,068	$10,725

(1)	Includes the reversal of $3,418 of previously recognized compensation expense in fiscal 2013, related to 320,200 PSU’s that will not vest as the achievement of the related performance target is not probable
(2)	Includes the reversal of $8,800 of previously recognized compensation expense in fiscal 2012, related to 1,054,466 PSU’s, granted to a former executive officer of the Company, that will not vest due to the service requirement not being met.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2013, 2012 and 2011 was $3,921, $1,058 and $3,700, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Stock Options

The Company may grant stock options which generally vest over a period of three to five years. Stock options become exercisable over the vesting period in installments determined by the administrator, which can vary depending upon each individual grant. Stock options granted to non-employee directors generally vest over a period of one year. The following weighted average assumptions were used in the Model to estimate the fair value of stock options at the date of grant:

	Fiscal Year Ended January 31,
	2013	2012	2011
Expected life, in years	3.6	3.5	4.3
Risk-free interest rate	0.5%	0.9%	1.8%
Volatility	45.0%	50.0%	49.9%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	6,030,650	$26.86
Granted	100,000	29.92
Exercised	(1,382,760)	22.18
Forfeited or Expired	(431,150)	33.09

Awards outstanding at end of year	4,316,740	27.82	2.7	$64,658
Awards outstanding expected to vest	4,302,980	27.82	2.7	$62,663

Awards exercisable at end of year	3,870,715	$27.27	2.6	$60,098

The following table summarizes other information related to stock options during the years ended January 31, 2013, 2012 and 2011:

	Fiscal Year Ended January 31,
	2013	2012	2011
Weighted-average grant date fair value—per share	$7.71	$10.36	$12.07
Intrinsic value of awards exercised	$19,544	$22,615	$55,100
Net cash proceeds from the exercise of stock options	$30,671	$4,136	$24,129

The Company recognized tax benefits related to stock options of $6,532, $953 and $1,336, for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2013, was $2,391, which is expected to be recognized over the weighted average period of 1.1 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Stock Appreciation Rights

The Company may grant SAR’s which generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. The following weighted average assumptions were used in the Model to estimate the fair value of SAR’s at the date of grant:

	Fiscal Year Ended January 31,
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected life, in years	5.0	4.8	5.3
Risk-free interest rate	0.9%	0.8%	1.6%
Volatility	48.2%	48.8%	47.9%
Dividend rate	—	—	—

The following table summarizes the Company’s SAR activity for the fiscal year ended January 31, 2013:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	650,800	$30.91
Granted	595,000	31.47
Exercised	—	—
Forfeited or Expired	(47,000)	32.25

Awards outstanding at end of year	1,198,800	31.15	6.7	$13,966
Awards outstanding expected to vest	1,141,360	31.15	6.7	$13,268

Awards exercisable at end of year	50,000	$26.85	6.8	$798

The weighted-average grant date fair value of SAR’s awarded during the fiscal years ended January 31, 2013, 2012 and 2011 was $11.85, $9.50 and $12.57, per share, respectively. Total unrecognized compensation cost of SAR’s granted, but not yet vested as of January 31, 2013 was $9,163, which is expected to be recognized over the weighted average period of 3.2 years.

Performance Stock Units

The Company may grant PSU’s which vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s are determined using a Monte Carlo simulation. Once the Company determines that it is probable that the performance

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a five year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2013:

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at beginning of year	2,523,950	$17.23
Granted	406,190	18.22
Vested	—	—
Forfeited	(330,530)	16.94

Non-vested awards outstanding at end of year	2,599,610	$17.42

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2013, 2012 and 2011 was $18.22, $16.21 and $24.03, per share, respectively. No PSU’s vested during the fiscal years ended January 31, 2013 and January 31, 2012. The aggregate grant date fair value of PSU’s vested during the fiscal year ended January 31, 2011 was $1,060. Unrecognized compensation cost related to non-vested PSU’s as of January 31, 2013 was $24,376 which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

The Company may grant RSU’s which vest based on the achievement of specified service and external market conditions. RSU’s typically vest over a three to five year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2013:

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at beginning of year	10,666	$21.11
Granted	—	—
Vested	—	—
Exercised	—	—
Forfeited / Cancelled	(10,666)	21.11

Non-vested awards outstanding at end of year	—	—

There were no RSU’s granted during the fiscal year ended January 31, 2013. The weighted-average grant date fair value of RSU’s awarded during the fiscal years ended January 31, 2012 and

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

January 31, 2011 was $20.08 and $36.64, per share, respectively. No RSU’s vested during the fiscal years ended January 31, 2013 and January 31, 2011. The aggregate grant date fair value of RSU’s vested during the fiscal year ended January 31, 2012 was $12. As of January 31, 2013, there were no grants of non-vested RSU’s outstanding.

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

The Company repurchased all of the remaining outstanding shares available under the above authorizations during fiscal 2012. There were no share repurchases during the fiscal year ended January 31, 2013. The Company repurchased and subsequently retired 20,491,530 and 6,288,447 common shares at a total cost of $538,311 and 200,732 during the fiscal years ended January 31, 2012 and 2011, respectively. The average cost per share of the repurchases for the fiscal years ended January 31, 2012 and 2011 was $26.27 and $31.92, respectively, including commissions.

In addition to shares repurchased under the stock repurchase program, during the fiscal years ended January 31, 2012 and 2011, the Company settled and subsequently retired 282,813 and 112,770 common shares at a total cost of $7,167 and $3,986, respectively, from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity noted above, the Company reduced the balance of additional paid-in-capital to zero during the fiscal year ended January 31, 2012 with subsequent share repurchase activity recorded as a reduction of retained earnings. During the fiscal year ended January 31, 2012 the Company reduced retained earnings by $501,676 related to these share repurchases.

11. Net Income Per Common Share

The following is a reconciliation of the weighted average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2013	2012	2011
Basic weighted average shares outstanding	145,253,691	154,025,589	166,896,322
Effect of dilutive options, stock appreciation rights, restricted shares and performance stock units	1,410,040	2,165,700	3,437,228

Diluted weighted average shares outstanding	146,663,731	156,191,289	170,333,550

For the fiscal years ended January 31, 2013, 2012 and 2011, awards to purchase 2,440,525 common shares ranging in price from $28.49 to $39.58, 3,836,838 common shares ranging in price

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

from $26.85 to $39.58 and 1,324,238 awards to purchase common shares ranging in price from $32.89 to $39.58, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2013 and 2012, 335,200 and 2,533,950 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

12. Commitments and Contingencies

Leases

The Company leases its stores, certain fulfillment and distribution facilities, and offices under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2014	$217,726
2015	217,518
2016	198,504
2017	174,442
2018	157,658
Thereafter	597,916

Total minimum lease payments	$1,563,764

Amounts noted above include commitments for 31 executed leases for stores not opened as of January 31, 2013. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2013	2012	2011
Minimum and percentage rentals	$186,804	$165,901	$143,919
Contingent rentals	5,714	5,403	5,836

Total	$192,518	$171,304	$149,755

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $343,514. The majority of the Company’s merchandise commitments are cancellable with no or

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

limited recourse available to the vendor until merchandise shipping date. The Company also has commitments related to contracts with construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $4,670.

Benefit Plan

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $1,483, $1,365 and $1,308 for fiscal years 2013, 2012 and 2011, respectively.

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2013, 2012 and 2011 were $1,902, $2,509 and $2,707, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Amounts due to DBR as of January 31, 2013 and 2012 were approximately $275 and $273, respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2013, 2012 and 2011. The Company has not paid any compensation to The McDevitt Company for such services, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the president and the sole shareholder of The McDevitt Company and brother-in-law of Scott A. Belair, one of the Company’s directors. There were no amounts due to The McDevitt Company as of January 31, 2013 and January 31, 2012. Mr. McDevitt’s wife, Wendy B. McDevitt, is an executive officer of the Company, serving as President of the Terrain Brand.

The Addis Group (“Addis”), an insurance brokerage and risk management consulting company, acted as the Company’s commercial insurance broker and risk management consultant for the years ended January 31, 2013, 2012 and 2011. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions. Scott Addis, the brother-in-law of Richard A. Hayne, Chief Executive Officer, President and Chairman of the Board of the Company, is the President of The Addis Group. There were no amounts due to or from Addis as of January 31, 2013 and January 31, 2012.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

14. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 476 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “BHLDN” and includes their direct-to-consumer channels, which consist of five catalogs and ten websites as of January 31, 2013. Our retail stores and direct-to-consumer channels are considered one operating segment. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

Our omni-channel strategy allows customers to experience our brands, rather than a channel within the brand, by providing a seamless approach to the customer shopping experience. We try to deliver the best customer experience possible through an integration of all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is out-of-stock at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve customers and helps us to fill orders that otherwise may have been cancelled due to out-of-stock positions.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the Retail and Wholesale segments are highly diversified. No customer comprises more than 10% of the Company’s consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2013	2012	2011
Net sales
Retail operations	$2,646,284	$2,340,794	$2,153,792
Wholesale operations	154,957	140,657	124,768
Intersegment elimination	(6,316)	(7,650)	(4,458)

Total net sales	$2,794,925	$2,473,801	$2,274,102

Income from operations
Retail operations	$366,139	$276,581	$418,403
Wholesale operations	35,783	26,919	23,372
Intersegment elimination	(610)	(709)	(389)

Total segment operating income	401,312	302,791	441,386
General corporate expenses	(27,027)	(18,066)	(27,183)

Total income from operations	$374,285	$284,725	$414,203

Depreciation expense for property and equipment
Retail operations	$112,645	$99,645	$91,267
Wholesale operations	743	1,094	1,136

Total depreciation expense for property and equipment	$113,388	$100,739	$92,403

Inventories
Retail operations	$265,787	$237,825
Wholesale operations	16,624	12,248

Total inventories	$282,411	$250,073

Property and equipment, net
Retail operations	$730,489	$681,501
Wholesale operations	2,927	3,478

Total property and equipment, net	$733,416	$684,979

Cash paid for property and equipment
Retail operations	$168,530	$189,311	$142,791
Wholesale operations	345	699	851

Total cash paid for property and equipment	$168,875	$190,010	$143,642

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2013	2012	2011
Net sales
Domestic operations	$2,423,155	$2,169,976	$2,027,074
Foreign operations	371,770	303,825	247,028

Total net sales	$2,794,925	$2,473,801	$2,274,102

Property and equipment, net
Domestic operations	$586,068	$557,512
Foreign operations	147,348	127,467

Total property and equipment, net	$733,416	$684,979