Form 10-Q
period 2013-04-30
URBAN OUTFITTERS INC
filed 2013-06-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

Common stock, $0.0001 par value—146,934,867 shares outstanding on June 3, 2013.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2013	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$273,464	$245,327	$130,462
Marketable securities	214,938	228,486	117,056
Accounts receivable, net of allowance for doubtful accounts of $1,274, $1,681 and $1,799, respectively	48,868	39,519	43,882
Inventories	325,471	282,411	299,750
Prepaid expenses, deferred taxes and other current assets	91,829	76,541	84,738

Total current assets	954,570	872,284	675,888
Property and equipment, net	721,872	733,416	711,932
Marketable securities	149,771	149,585	91,231
Deferred income taxes and other assets	43,190	41,926	76,293

Total Assets	$1,869,403	$1,797,211	$1,555,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,528	$99,059	$117,806
Accrued expenses, accrued compensation and other current liabilities	121,506	151,136	137,398

Total current liabilities	250,034	250,195	255,204
Deferred rent and other liabilities	193,468	192,428	187,819

Total Liabilities	443,502	442,623	443,023

Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 146,813,217, 146,015,767 and 144,808,807 issued and outstanding, respectively	15	15	15
Additional paid-in capital	74,618	48,276	5,971
Retained earnings	1,362,137	1,315,079	1,111,722
Accumulated other comprehensive loss	(10,869)	(8,782)	(5,387)

Total Shareholders’ Equity	1,425,901	1,354,588	1,112,321

Total Liabilities and Shareholders’ Equity	$1,869,403	$1,797,211	$1,555,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Net sales	$648,177	$568,930
Cost of sales	409,368	366,451

Gross profit	238,809	202,479
Selling, general and administrative expenses	165,843	149,564

Income from operations	72,966	52,915
Other (expense) income, net	(129)	299

Income before income taxes	72,837	53,214
Income tax expense	25,779	19,257

Net income	$47,058	$33,957

Net income per common share:
Basic	$0.32	$0.24

Diluted	$0.32	$0.23

Weighted-average common shares outstanding:
Basic	146,289,751	144,709,199

Diluted	148,799,056	145,568,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Net income	$47,058	$33,957
Other comprehensive (loss) income:
Foreign currency translation	(2,477)	4,774
Change in unrealized gains on marketable securities, net of tax	390	1,351

Total other comprehensive (loss) income	(2,087)	6,125

Comprehensive income	$44,971	$40,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net income	$47,058	$33,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,078	28,113
Provision (benefit) for deferred income taxes	30	(6,253)
Excess tax benefit on share-based compensation	(5,197)	(971)
Share-based compensation expense	3,641	2,891
Loss on disposition of property and equipment, net	1,113	8
Changes in assets and liabilities:
Receivables	(9,349)	(7,125)
Inventories	(43,231)	(48,776)
Prepaid expenses and other assets	(11,477)	14,396
Accounts payable, accrued expenses and other liabilities	11,138	25,828

Net cash provided by operating activities	25,804	42,068

Cash flows from investing activities:
Cash paid for property and equipment	(28,293)	(52,804)
Cash paid for marketable securities	(146,887)	(61,652)
Sales and maturities of marketable securities	155,801	53,829

Net cash used in investing activities	(19,379)	(60,627)

Cash flows from financing activities:
Exercise of stock options	17,504	2,109
Excess tax benefit from share-based awards	5,197	971

Net cash provided by financing activities	22,701	3,080

Effect of exchange rate changes on cash and cash equivalents	(989)	668

Increase (decrease) in cash and cash equivalents	28,137	(14,811)
Cash and cash equivalents at beginning of period	245,327	145,273

Cash and cash equivalents at end of period	$273,464	$130,462

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$34,785	$10,026

Non-cash investing activities—Accrued capital expenditures	$8,080	$18,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the United States Securities and Exchange Commission on April 1, 2013.

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2014 will end on January 31, 2014.

2. Recently Issued and Adopted Accounting Pronouncements

In February 2013, the FASB issued an accounting standards update that amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency translation) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income, but only if the entire amount reclassified must be reclassified to net income in the same reporting period (see Note 7). For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. This update became effective for the Company beginning February 1, 2013. Other than the change in presentation, this accounting standards update did not have an impact on the Company’s financial position, results of operations or cash flows.

3. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2013, January 31, 2013 and April 30, 2012 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2013
Short-term Investments:
Corporate bonds	$76,563	$49	$(26)	$76,586
Municipal and pre-refunded municipal bonds	75,507	58	(1)	75,564
Certificates of deposit	40,222	23	—	40,245
Treasury bills	12,060	1	—	12,061
Federal government agencies	2,000	—	—	2,000
Commercial paper	8,476	6	—	8,482

	214,828	137	(27)	214,938

Long-term Investments:
Corporate bonds	76,717	117	(44)	76,790
Municipal and pre-refunded municipal bonds	50,913	121	(4)	51,030
Certificates of deposit	2,099	1	—	2,100
Treasury bills	9,666	4	—	9,670
Federal government agencies	9,845	—	(1)	9,844
Mutual funds, held in rabbi trust	328	9	—	337

	149,568	252	(49)	149,771

	$364,396	$389	$(76)	$364,709

As of January 31, 2013
Short-term Investments:
Corporate bonds	$88,432	$106	$(23)	$88,515
Municipal and pre-refunded municipal bonds	63,355	85	(17)	63,423
Certificates of deposit	40,870	25	—	40,895
Treasury bills	21,354	14	—	21,368
Federal government agencies	3,500	4	—	3,504
Commercial paper	10,775	8	(2)	10,781

	228,286	242	(42)	228,486

Long-term Investments:
Corporate bonds	64,219	102	(61)	64,260
Municipal and pre-refunded municipal bonds	52,925	76	(60)	52,941
Certificates of deposit	2,340	—	—	2,340
Treasury bills	19,724	13	—	19,737
Federal government agencies	5,974	5	(2)	5,977
Auction rate securities	4,925	—	(595)	4,330

	150,107	196	(718)	149,585

	$378,393	$438	$(760)	$378,071

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2012
Short-term Investments:
Corporate bonds	$40,934	$23	$(14)	$40,943
Municipal and pre-refunded municipal bonds	36,465	96	(5)	36,556
Certificates of deposit	13,665	4	—	13,669
Treasury bills	11,694	—	(1)	11,693
Federal government agencies	6,615	—	(1)	6,614
Commercial paper	7,572	9	—	7,581

	116,945	132	(21)	117,056

Long-term Investments:
Corporate bonds	46,685	148	(26)	46,807
Municipal and pre-refunded municipal bonds	18,809	169	(5)	18,973
Certificates of deposit	8,170	2	(1)	8,171
Treasury bills	12,944	6	—	12,950
Auction rate securities	4,925	—	(595)	4,330

	91,533	325	(627)	91,231

	$208,478	$457	$(648)	$208,287

Proceeds from the sale and maturities of available-for-sale securities were $155,801 and $53,829 for the three months ended April 30, 2013 and 2012, respectively. The Company included in “Other (expense) income, net,” realized losses of $215 and realized gains of $127 and a net charge related to amortization of discounts and premiums of $2,192 and $1,235 for the three months ended April 30, 2013 and April 30, 2012, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Urban Outfitters, Inc. Nonqualified Deferred Compensation Plan (“NQDC”), which was established during the first quarter of fiscal 2014. These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to our general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive loss.

In April 2013, we sold all of our remaining auction rate securities (“ARS”) for approximately $4.6 million in cash. Our ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and April 30, 2012.

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

	Marketable Securities Fair Value as of April 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$153,376	$—	$—	$153,376
Municipal and pre-refunded municipal bonds	—	126,594	—	126,594
Certificates of deposit	—	42,345	—	42,345
Treasury bills	21,731	—	—	21,731
Federal government agencies	11,844	—	—	11,844
Commercial paper	—	8,482	—	8,482
Mutual funds, held in rabbi trust	337	—	—	337

	$187,288	$177,421	$—	$364,709

	Marketable Securities Fair Value as of January 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$152,775	$—	$—	$152,775
Municipal and pre-refunded municipal bonds	—	116,364	—	116,364
Certificates of deposit	—	43,235	—	43,235
Treasury bills	41,105	—	—	41,105
Federal government agencies	9,481	—	—	9,481
Commercial paper	—	10,781	—	10,781
Auction rate securities	—	—	4,330	4,330

	$203,361	$170,380	$4,330	$378,071

	Marketable Securities Fair Value as of April 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$87,750	$—	$—	$87,750
Municipal and pre-refunded municipal bonds	—	55,529	—	55,529
Certificates of deposit	—	21,840	—	21,840
Treasury bills	24,643	—	—	24,643
Federal government agencies	6,614	—	—	6,614
Commercial paper	—	7,581	—	7,581
Auction rate securities	—	—	4,330	4,330

	$119,007	$84,950	$4,330	$208,287

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

Level 3 consists of financial instruments where there was no active market as of January 31, 2013 and April 30, 2012. During April 2013, we sold all of our remaining ARS for approximately $4.6 million in cash. As a result, there were no Level 3 investments at April 30, 2013. The Company’s ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and April 30, 2012.

Below is a reconciliation of the beginning and ending ARS securities balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended April 30, 2013	Fiscal Year Ended January 31, 2013	Three Months Ended April 30, 2012
Balance at beginning of period	$4,330	$20,197	$20,197
Total (losses)/gains realized/unrealized:
Included in earnings	(345)	—	—
Included in other comprehensive income	595	2,183	2,183
Settlements	(4,580)	(18,050)	(18,050)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$—	$4,330	$4,330

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$—	$(595)	$(595)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short term highly liquid investments with maturities of three months or less. As of April 30, 2013, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

5. Line of Credit Facility

The Company has a line of credit facility (the “Line”) with Wells Fargo Bank, National Association. During the second quarter of fiscal 2013, the Company used the accordion feature of the Line to increase the total available credit under the Line from $100 million to $175 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures and the payment of cash dividends. As of April 30, 2013, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $70,042 as of April 30, 2013. The available credit under the Line was $104,958 as of April 30, 2013.

6. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, nonqualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair values of the PSU’s are determined using a Monte Carlo simulation.

Share-based compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2013 and 2012 was as follows:

	Three Months Ended April 30,
	2013	2012
Stock Options	$704	$399
Stock Appreciation Rights	767	507
Performance Stock Units	2,123	2,000
Restricted Stock Units	47	(15)

Total	$3,641	$2,891

Share-based awards granted and the weighted-average fair value for the three months ended April 30, 2013 was as follows:

	Three Months Ended April 30, 2013
	Awards Granted	Weighted Average Fair Value
Stock Options	—	$—
Stock Appreciation Rights	27,500	$14.11
Performance Stock Units	66,000	$24.38
Restricted Stock Units	10,000	$39.06

Total	103,500

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2013 is as follows:

	April 30, 2013
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$1,605	1.1
Stock Appreciation Rights	8,713	3.0
Performance Stock Units	23,526	2.9
Restricted Stock Units	327	1.4

Total	$34,171	2.8

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, by component, net of tax, for the three months ended April 30, 2013:

	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(8,582)	$(200)	$(8,782)
Other comprehensive income/ (loss) before reclassifications	(2,477)	175	(2,302)
Amounts reclassified from accumulated other comprehensive loss	—	215	215

Net current-period other comprehensive income/ (loss)	(2,477)	390	(2,087)

Ending Balance	$(11,059)	$190	$(10,869)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income.

8. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2013	2012
Basic weighted-average common shares outstanding	146,289,751	144,709,199
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	2,509,305	859,468

Diluted weighted-average common shares outstanding	148,799,056	145,568,667

For the three months ended April 30, 2013, there were no anti-dilutive awards to purchase common shares that were excluded from the calculation of diluted net income per common share. For the three months ended April 30, 2012, options to purchase 4,175,650 common shares with an exercise price range of $29.46 to $39.58 were excluded from the calculation of diluted net income per common share because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2013 and April 30, 2012, were 367,100 and 2,797,740 performance based equity awards, respectively, since they did not meet the required performance criteria.

9. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 482 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “BHLDN” and includes their direct-to-consumer channels, which consisted of five catalogs and ten websites as of April 30, 2013. The Company’s retail stores and direct-to-consumer channels are considered one operating segment. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the three months ended April 30, 2013 and April 30, 2012, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. The Company seeks to integrate all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is out-of-stock at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve customers and helps us to fill orders that otherwise may have been canceled due to out-of-stock positions.

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Both the Retail and Wholesale segments are highly diversified. No one customer comprises more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	April 30, 2013	January 31, 2013	April 30, 2012
Inventories
Retail operations	$309,277	$265,787	$285,562
Wholesale operations	16,194	16,624	14,188

Total inventories	$325,471	$282,411	$299,750

Property and equipment, net
Retail operations	$719,505	$730,489	$708,635
Wholesale operations	2,367	2,927	3,297

Total property and equipment, net	$721,872	$733,416	$711,932

	Three Months Ended April 30,
	2013	2012
Net sales
Retail operations	$611,971	$537,746
Wholesale operations	37,789	32,579
Intersegment elimination	(1,583)	(1,395)

Total net sales	$648,177	$568,930

Income from operations
Retail operations	$72,412	$52,907
Wholesale operations	8,332	7,994
Intersegment elimination	(168)	(146)

Total segment operating income	80,576	60,755
General corporate expenses	(7,610)	(7,840)

Total income from operations	$72,966	$52,915

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2013	January 31, 2013	April 30, 2012
Property and equipment, net
Domestic operations	$579,644	$586,068	$570,663
Foreign operations	142,228	147,348	141,269

Total property and equipment, net	$721,872	$733,416	$711,932

	Three Months Ended April 30,
	2013	2012
Net sales
Domestic operations	$569,567	$500,608
Foreign operations	78,610	68,322

Total net sales	$648,177	$568,930

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from the continuing worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed on April 1, 2013. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two business segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and BHLDN brands, whose merchandise is sold directly to our customers through retail stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel.

Our fiscal year ends on January 31. All references in this discussion to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2014 will end on January 31, 2014.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We seek to integrate all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is out-of-stock at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store, or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve our customers and helps us to fill orders that otherwise may have been cancelled due to out-of-stock positions.

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

Urban Outfitters. As of April 30, 2013, we operated 216 Urban Outfitters stores of which 166 were located in the United States, 14 were located in Canada and 36 were located in Europe. For the three months ended April 30, 2013, we opened two new Urban Outfitters stores, of which one was located in Canada and one was located in Europe. During the three months ended April 30, 2013, Urban Outfitters closed one store located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog in North America and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Urban Outfitters’ North American and European Retail segment sales accounted for approximately 38.0% and 7.2% of consolidated net sales, respectively, for the three months ended April 30, 2013, compared to 39.6% and 7.2%, respectively, for the comparable period in fiscal 2013.

Anthropologie. As of April 30, 2013, we operated 182 Anthropologie stores, of which 171 were located in the United States, eight were located in Canada and three were located in Europe. For the three months ended April 30, 2013, we opened two new Anthropologie stores, both of which were located in the United States. Anthropologie operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a direct-to-consumer catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years, some of which may be outside the United States. Anthropologie’s North American and European Retail segment sales accounted for approximately 39.8% and 1.1% of consolidated net sales, respectively, for the three months ended April 30, 2013, compared to 40.1% and 1.2%, respectively, for the comparable period in fiscal 2013.

Free People. As of April 30, 2013, we operated 80 Free People stores, of which 78 were located in the United States and two were located in Canada. For the three months ended April 30, 2013, we opened three new Free People stores, all of which were located in the United States. Free People operates websites in North America and in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment sales accounted for approximately 7.3% of consolidated net sales for the three months ended April 30, 2013, compared to approximately 5.4% for the comparable period in fiscal 2013.

Terrain. As of April 30, 2013, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites, inspired by the “greenhouse.” Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain Retail segment sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2013 and 2012, respectively.

BHLDN. As of April 30, 2013, we operated two BHLDN stores and a website that offers customers access to all product offerings of the BHLDN brand. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. BHLDN Retail segment sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2013 and 2012, respectively.

For all brands combined, we plan to open approximately 35 to 40 new stores during fiscal 2014, including 16 Urban Outfitters stores, 9 Anthropologie stores and 14 Free People stores.

For the three months ended April 30, 2013, we circulated approximately 6.0 million catalogs across all brands compared to 10.9 million catalogs for the comparable period in fiscal 2013. Our catalog circulation levels are driven by our evaluation of the response to each individual catalog and the influence that our investment in web marketing has on our direct-to-consumer customer. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. Accordingly, we plan to decrease our catalog circulation to approximately 30 million catalogs across all brands during 2014.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor, our own Free People stores, and in Japan through an exclusive distribution and marketing agreement with World Co., Ltd. Free People Wholesale segment sales accounted for approximately 5.6% of consolidated net sales for the three months ended April 30, 2013, compared to 5.5% for the comparable period in fiscal 2013.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2013, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2013. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of April 30, 2013, January 31, 2013 and April 30, 2012, reserves for estimated sales returns totaled $15.4 million, $14.4 million and $10.8 million, representing 3.5%, 3.3% and 2.4% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of April 30, 2013, January 31, 2013 and April 30, 2012 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other (expense) income, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust) are considered temporary and therefore are excluded from earnings and are reported as a component of other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at April 30, 2013, January 31, 2013, and April 30, 2012 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Inventories as of April 30, 2013, January 31, 2013 and April 30, 2012 totaled $325.5 million, $282.4 million and $299.8 million, representing 17.4%, 15.7% and 19.3% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2013, January 31, 2013 and April 30, 2012 totaled $721.9 million, $733.4 million and $711.9 million, representing 38.6%, 40.8% and 45.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If financial results are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the three months ended April 30, 2013 and 2012, as well as for fiscal 2013, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of April 30, 2013, January 31, 2013 and April 30, 2012 totaled $40.2 million, $41.1 million and $68.2 million, representing 2.2%, 2.3% and 4.4% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statements of Income. Valuation allowances as of April 30, 2013, January 31, 2013 and April 30, 2012 were $2.0 million, $2.1 million and $2.3 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

We use a lattice binomial pricing model to determine the fair value of our stock options and stock appreciation rights. This model uses assumptions including the risk-free rate of interest, expected volatility of our stock price and expected life of the awards. A Monte Carlo simulation, which utilizes similar assumptions, is used to determine the fair value of performance-based shares. We review our assumptions and the valuations provided by independent third-party valuation advisors to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

Additionally, we make certain estimates about the number of awards which will be granted under performance-based incentive plans. We record expense for performance-based shares based on our current expectations of the probable number of shares that will ultimately be issued. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods.

We also estimate the expected forfeiture rate. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. We revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ materially from those originally estimated. As a result, if the actual forfeiture rate is different from the estimate at the completion of the vesting period, the share-based compensation expense may not be comparable to amounts recorded in prior periods.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	63.2	64.4

Gross profit	36.8	35.6
Selling, general and administrative expenses	25.5	26.3

Income from operations	11.3	9.3
Other (expense) income, net	(0.1)	0.1

Income before income taxes	11.2	9.4
Income tax expense	3.9	3.4

Net income	7.3%	6.0%

Three Months Ended April 30, 2013 Compared To Three Months Ended April 30, 2012

Net sales in the first quarter of fiscal 2014 increased by 13.9% to $648.2 million, from $568.9 million in the first quarter of fiscal 2013. The $79.3 million increase was attributable to a $74.3 million, or 13.8%, increase in Retail segment net sales and a $5.0 million, or 16.1%, increase in our Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2014 accounted for 94.4% of total net sales compared to 94.5% of total net sales in the first quarter of fiscal 2013.

The growth in our Retail segment net sales during the first quarter of fiscal 2014 was driven by increases of $42.5 million, or 8.9%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and $31.8 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 43.5%, 8.4% and 5.5%, at Free People, Anthropologie and Urban Outfitters, respectively, and was driven by continued growth in the direct-to-consumer channel and positive comparable store net sales. The direct-to-consumer net sales increase was driven by increased traffic to our websites and an improved conversion rate. The positive comparable store net sales resulted from increased transactions, partially offset by lower average unit selling prices, while average units per transaction were flat. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 53 new or existing stores during the first quarter of fiscal 2014 that were not in operation for the full comparable quarter in fiscal 2013. Thus far during the second quarter of fiscal 2014, comparable Retail segment net sales are high single-digit positive.

The increase in our Wholesale segment net sales in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, was due to an increase in transactions and average unit selling price driven by sales to specialty and department stores.

Gross profit percentage for the first quarter of fiscal 2014 increased to 36.8% of net sales from 35.6% of net sales in the comparable quarter in fiscal 2013. The increase in the gross profit percentage in the first quarter of fiscal 2014 was principally due to a reduction in merchandise markdowns, primarily driven by improvements at the Anthropologie brand. We also improved our initial merchandise margins and leveraged store occupancy expenses. These improvements were partially offset by a deleveraging of delivery expense, primarily related to an increase in direct-to-consumer net sales penetration. Gross profit for the first quarter of fiscal 2014 increased by $36.3 million, or 17.9%, to $238.8 million from $202.5 million in the comparable quarter in fiscal 2013. The increase was primarily due to higher net sales and improved gross profit percentage. Total inventories at April 30, 2013 increased by $25.7 million, or 8.6%, to $325.5 million from $299.8 million at April 30, 2012. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores and to support the growth in the direct-to-consumer channel. Comparable Retail segment inventories increased approximately 1.0% compared to April 30, 2012.

Selling, general and administrative expenses as a percentage of net sales decreased during the first quarter of fiscal 2014 to 25.5% of net sales, compared to 26.3% of net sales for the first quarter of fiscal 2013. The decrease was primarily due to improvements in direct store controllable and selling support expenses driven by leveraging positive Retail segment comparable net sales. Selling, general and administrative expenses increased by $16.2 million, or 10.8%, to $165.8 million, in the first quarter of fiscal 2014, from $149.6 million in the first quarter of fiscal 2013. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 11.3% of net sales, or $73.0 million, for the first quarter of fiscal 2014 compared to 9.3%, or $52.9 million, for the first quarter in fiscal 2013.

Our effective tax rate for the first quarter of fiscal 2014 was 35.4% of income before income taxes, which was slightly lower than the effective tax rate for the first quarter of fiscal 2013 of 36.2% of income before taxes. We expect our annual effective tax rate to be approximately 36.5% of income before taxes for the full year for fiscal 2014.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $638.2 million as of April 30, 2013, as compared to $623.4 million as of January 31, 2013 and $338.8 million as of April 30, 2012. Our working capital was $704.5 million at April 30, 2013 compared to $622.1 million at January 31, 2013 and $420.7 million at April 30, 2012. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

Cash provided by operating activities during the first quarter of fiscal 2014 decreased by $16.3 million to $25.8 million from $42.1 million in the first quarter of fiscal 2013. This decrease was primarily due to changes in overall working capital in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, partially offset by higher net income in the current fiscal year.

Cash used in investing activities during the first quarter of fiscal 2014 was $19.4 million, primarily related to purchases of marketable securities and property and equipment, partially offset by sales and maturities of marketable securities. Cash paid for property and equipment for the three months ended ended April 30, 2013 and 2012 was $28.3 million and $52.8 million, respectively, and was used mainly to expand and support our store base in both fiscal years and expand our fulfillment facilities in fiscal 2013.

Cash provided by financing activities of $22.7 million during the first quarter of fiscal 2014 was primarily related to the proceeds from the exercise of stock options during the period.

During the last two years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to open new stores, purchase inventories and expand our fulfillment and home office facilities. We have also continued to invest in our direct-to-consumer efforts, technology and our international operations.

During fiscal 2014, we plan to construct and open approximately 35 to 40 new stores, renovate certain existing stores, continue to expand our home offices in Philadelphia, Pennsylvania, upgrade our systems, increase our investments in direct-to-consumer marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our web marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2014, we plan to continue to increase our investment in these initiatives for all brands. Our capital expenditures for fiscal 2014 are planned to be approximately $190 to $210 million. We believe that our new store, direct-to-consumer and inventory investments have the potential to generate positive cash flow within a year. We believe the expansion of our home office is necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

As of and during the three months ended April 30, 2013, there were no borrowings under our line of credit facility (the “Line”) with Wells Fargo Bank, National Association and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $70.0 million as of April 30, 2013. The available credit under the Line was $105.0 million as of April 30, 2013. We expect the Line to satisfy our credit needs through at least the remainder of fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2013, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of April 30, 2013, January 31, 2013 and April 30, 2012, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “A” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

During April 2013, we sold all of our remaining ARS for approximately $4.6 million in cash. Our ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and April 30, 2012.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2013. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the United States Securities and Exchange Commission on April 1, 2013, for our risk factors.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2013, filed with the Securities and Exchange Commission on June 10, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 10, 2013	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: June 10, 2013	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2013, filed with the Securities and Exchange Commission on June 10, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.