Form 10-Q
period 2013-07-31
URBAN OUTFITTERS INC
filed 2013-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

Common stock, $0.0001 par value—147,371,864 shares outstanding on September 3, 2013.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2013	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$298,546	$245,327	$135,481
Marketable securities	225,799	228,486	135,890
Accounts receivable, net of allowance for doubtful accounts of $1,326, $1,681 and $1,550, respectively	53,807	39,519	48,222
Inventories	347,064	282,411	322,823
Prepaid expenses, deferred taxes and other current assets	72,322	76,541	61,612

Total current assets	997,538	872,284	704,028
Property and equipment, net	731,421	733,416	722,058
Marketable securities	216,766	149,585	91,664
Deferred income taxes and other assets	47,970	41,926	76,832

Total Assets	$1,993,695	$1,797,211	$1,594,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,993	$99,059	$105,786
Accrued expenses, accrued compensation and other current liabilities	152,138	151,136	125,954

Total current liabilities	281,131	250,195	231,740
Deferred rent and other liabilities	193,481	192,428	188,648

Total Liabilities	474,612	442,623	420,388

Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 147,318,292, 146,015,767 and 144,869,307 shares issued and outstanding, respectively	15	15	15
Additional paid-in-capital	93,585	48,276	10,581
Retained earnings	1,438,500	1,315,079	1,173,013
Accumulated other comprehensive loss	(13,017)	(8,782)	(9,415)

Total Shareholders’ Equity	1,519,083	1,354,588	1,174,194

Total Liabilities and Shareholders’ Equity	$1,993,695	$1,797,211	$1,594,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net sales	$758,524	$676,269	$1,406,701	$1,245,199
Cost of sales	460,281	421,755	869,649	788,206

Gross profit	298,243	254,514	537,052	456,993
Selling, general and administrative expenses	178,926	158,576	344,769	308,140

Income from operations	119,317	95,938	192,283	148,853
Other income, net	207	144	78	443

Income before income taxes	119,524	96,082	192,361	149,296
Income tax expense	43,161	34,790	68,940	54,047

Net income	$76,363	$61,292	$123,421	$95,249

Net income per common share:
Basic	$0.52	$0.42	$0.84	$0.66

Diluted	$0.51	$0.42	$0.83	$0.65

Weighted-average common shares outstanding:
Basic	147,038,073	144,817,752	146,670,110	144,764,072

Diluted	149,361,132	145,614,806	149,086,292	145,592,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net income	$76,363	$61,292	$123,421	$95,249
Other comprehensive (loss) income:
Foreign currency translation	(1,938)	(3,953)	(4,415)	821
Change in unrealized (losses)/gains on marketable securities, net of tax	(210)	(75)	180	1,276

Total other comprehensive (loss) income	(2,148)	(4,028)	(4,235)	2,097

Comprehensive income	$74,215	$57,264	$119,186	$97,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net income	$123,421	$95,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,568	57,092
Benefit for deferred income taxes	(3,324)	(9,829)
Excess tax benefit on share-based compensation expense	(8,061)	(1,295)
Share-based compensation expense	7,425	6,642
Loss (gain) on disposition of property and equipment, net	1,348	(87)
Changes in assets and liabilities:
Receivables	(14,358)	(11,653)
Inventories	(65,226)	(72,762)
Prepaid expenses and other assets	9,424	22,735
Payables, accrued expenses and other liabilities	39,871	2,825

Net cash provided by operating activities	155,088	88,917

Cash flows from investing activities:
Cash paid for property and equipment	(66,766)	(93,154)
Cash paid for marketable securities	(317,375)	(132,638)
Sales and maturities of marketable securities	245,759	122,343

Net cash used in investing activities	(138,382)	(103,449)

Cash flows from financing activities:
Proceeds from the exercise of stock options	30,188	2,645
Excess tax benefits from stock option exercises	8,061	1,295
Share repurchases related to taxes for share-based awards	(365)	—

Net cash provided by financing activities	37,884	3,940

Effect of exchange rate changes on cash and cash equivalents	(1,371)	800

Increase (decrease) in cash and cash equivalents	53,219	(9,792)
Cash and cash equivalents at beginning of period	245,327	145,273

Cash and cash equivalents at end of period	$298,546	$135,481

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$55,099	$56,501

Non-cash investing activities—Accrued capital expenditures	$10,848	$20,290

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

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

3. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2013, January 31, 2013 and July 31, 2012 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2013
Short-term Investments:
Municipal and pre-refunded municipal bonds	$91,819	$61	$(9)	$91,871
Corporate bonds	79,637	22	(37)	79,622
Certificates of deposit	29,870	24	—	29,894
Treasury bills	16,115	5	—	16,120
Commercial paper	8,284	8	—	8,292

	225,725	120	(46)	225,799

Long-term Investments:
Municipal and pre-refunded municipal bonds	100,402	142	(54)	100,490
Corporate bonds	95,795	51	(239)	95,607
Certificates of deposit	3,801	1	(2)	3,800
Treasury bills	8,218	6	—	8,224
Federal government agencies	7,800	—	(7)	7,793
Mutual funds, held in rabbi trust	817	35	—	852

	216,833	235	(302)	216,766

	$442,558	$355	$(348)	$442,565

As of January 31, 2013
Short-term Investments:
Municipal and pre-refunded municipal bonds	$63,355	$85	$(17)	$63,423
Corporate bonds	88,432	106	(23)	88,515
Certificates of deposit	40,870	25	—	40,895
Treasury bills	21,354	14	—	21,368
Commercial paper	10,775	8	(2)	10,781
Federal government agencies	3,500	4	—	3,504

	228,286	242	(42)	228,486

Long-term Investments:
Municipal and pre-refunded municipal bonds	52,925	76	(60)	52,941
Corporate bonds	64,219	102	(61)	64,260
Certificates of deposit	2,340	—	—	2,340
Treasury bills	19,724	13	—	19,737
Federal government agencies	5,974	5	(2)	5,977
Auction rate securities	4,925	—	(595)	4,330

	150,107	196	(718)	149,585

	$378,393	$438	$(760)	$378,071

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2012
Short-term Investments:
Municipal and pre-refunded municipal bonds	$28,019	$95	$(7)	$28,107
Corporate bonds	53,713	71	(8)	53,776
Certificate of deposit	20,671	13	(2)	20,682
Treasury bills	21,425	5	—	21,430
Commercial paper	7,279	8	—	7,287
Federal government agencies	4,608	—	—	4,608

	135,715	192	(17)	135,890

Long-term Investments:
Municipal and pre-refunded municipal bonds	24,646	78	(23)	24,701
Corporate bonds	47,905	150	(18)	48,037
Certificate of deposit	4,514	2	—	4,516
Treasury bills	8,855	10	—	8,865
Federal government agencies	1,213	2	—	1,215
Auction rate securities	4,925	—	(595)	4,330

	92,058	242	(636)	91,664

	$227,773	$434	$(653)	$227,554

Proceeds from the sale and maturities of available-for-sale securities were $245,759 and $122,343 for the six months ended July 31, 2013 and 2012, respectively. The Company included in “Other income, net,” realized gains of $12 and losses of $202 for the three and six months ended July 31, 2013, respectively. The Company included in “Other income, net,” realized gains of $85 and $212 for the three and six months ended July 31, 2012, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,527 and $4,719 for the three and six months ended July 31, 2013, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,243 and $2,478 for the three and six months ended July 31, 2012, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Urban Outfitters, Inc. Nonqualified Deferred Compensation Plan (“NQDC”), which was established during the first quarter of fiscal 2014. These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive loss.

In April 2013, the Company sold all of its remaining auction rate securities (“ARS”) for approximately $4.6 million in cash. The Company’s ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and July 31, 2012.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$192,361	$—	$192,361
Corporate bonds	175,229	—	—	175,229
Certificates of deposit	—	33,694	—	33,694
Treasury bills	24,344	—	—	24,344
Commercial paper	—	8,292	—	8,292
Federal government agencies	7,793	—	—	7,793
Mutual funds, held in rabbi trust	852	—	—	852

	$208,218	$234,347	$—	$442,565

	Marketable Securities Fair Value as of January 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$116,364	$—	$116,364
Corporate bonds	152,775	—	—	152,775
Certificates of deposit	—	43,235	—	43,235
Treasury bills	41,105	—	—	41,105
Commercial paper	—	10,781	—	10,781
Federal government agencies	9,481	—	—	9,481
Auction rate securities	—	—	4,330	4,330

	$203,361	$170,380	$4,330	$378,071

	Marketable Securities Fair Value as of July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$52,808	$—	$52,808
Corporate bonds	101,813	—	—	101,813
Certificates of deposit	—	25,198	—	25,198
Treasury bills	30,295	—	—	30,295
Commercial paper	—	7,287	—	7,287
Federal government agencies	5,823	—	—	5,823
Auction rate securities	—	—	4,330	4,330

	$137,931	$85,293	$4,330	$227,554

Level 1 assets consist of financial instruments whose value has been based on inputs that use, as their basis, readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers.

Level 2 assets consist of financial instruments whose value has been based on quoted prices for similar securities in active markets as well as quoted prices for identical or similar securities in markets that are not active.

Level 3 consists of financial instruments where there was no active market as of January 31, 2013 and July 31, 2012. During April 2013, we sold all of our remaining ARS for approximately $4.6 million in cash. As a result, there were no Level 3 investments at July 31, 2013. The Company’s ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and July 31, 2012.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended July 31, 2013	Fiscal Year Ended January 31, 2013	Three Months Ended July 31, 2012
Balance at beginning of period	$—	$20,197	$4,330
Total gains realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	2,183	—
Settlements	—	(18,050)	—
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$—	$4,330	$4,330

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$—	$(595)	$(595)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012
Balance at beginning of period	$4,330	$20,197
Total (losses)/gains realized/unrealized:
Included in earnings	(345)	—
Included in other comprehensive income	595	2,183
Settlements	(4,580)	(18,050)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$—	$4,330

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$—	$(595)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of July 31, 2013, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

5. Line of Credit Facility

The Company has a line of credit facility (the “Line”) with Wells Fargo Bank, National Association. During the second quarter of fiscal 2013, the Company used the accordion feature of the Line to increase the total available credit under the Line from $100 million to $175 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures and the payment of cash dividends. As of July 31, 2013, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $71,321 as of July 31, 2013. The available credit under the Line was $103,679 as of July 31, 2013.

6. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, nonqualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation.

Share-based compensation expense (income) included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2013 and 2012 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Stock Options	$821	$593	$1,525	$992
Stock Appreciation Rights	760	662	1,527	1,169
Performance Stock Units	2,136	2,493	4,259	4,493
Restricted Stock Units	67	3	114	(12)

Total	$3,784	$3,751	$7,425	$6,642

The share-based awards issued and the weighted-average fair value for the six months ended July 31, 2013 were as follows:

	Six Months Ended July 31, 2013
	Awards Issued	Weighted Average Fair Value
Stock Options	100,000	$9.67
Stock Appreciation Rights	27,500	$14.11
Performance Stock Units	93,000	$24.56
Restricted Stock Units	10,000	$39.06

Total	230,500

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2013 were as follows:

	July 31, 2013
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$1,707	1.0
Stock Appreciation Rights	7,588	2.8
Performance Stock Units	21,371	2.7
Restricted Stock Units	260	1.2

Total	$30,926	2.6

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the change in accumulated other comprehensive loss, by component, net of tax, for the three and six months ended July 31, 2013:

	Three Months Ended July 31, 2013
	Foreign Currency Translation	Unrealized Gains and (Losses) on Availabile-for- Sale Securities	Total
Beginning Balance	$(11,059)	$190	$(10,869)
Other comprehensive income/(loss) before reclassifications	(1,938)	(198)	(2,136)
Amounts reclassified from accumulated other comprehensive loss	—	(12)	(12)

Net current-period other comprehensive income/(loss)	(1,938)	(210)	(2,148)

Ending Balance	$(12,997)	$(20)	$(13,017)

	Six Months Ended July 31, 2013
	Foreign Currency Translation	Unrealized Gains and (Losses) on Availabile-for- Sale Securities	Total
Beginning Balance	$(8,582)	$(200)	$(8,782)
Other comprehensive income/(loss) before reclassifications	(4,415)	(22)	(4,437)
Amounts reclassified from accumulated other comprehensive loss	—	202	202

Net current-period other comprehensive income/(loss)	(4,415)	180	(4,235)

Ending Balance	$(12,997)	$(20)	$(13,017)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

8. Net Income per Common Share

The following is a reconciliation of the weighted-average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Basic weighted-average common shares outstanding.	147,038,073	144,817,752	146,670,110	144,764,072
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	2,323,059	797,054	2,416,182	828,261

Diluted weighted-average shares outstanding	149,361,132	145,614,806	149,086,292	145,592,333

For the three months ended July 31, 2013 and 2012, awards to purchase 100,000 and 4,529,300 common shares, respectively, were outstanding but were not included in the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. Awards to purchase 50,000 and 4,352,475 common shares were outstanding for the six months ended July 31, 2013 and 2012, respectively, but were not included in the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2013 and July 31, 2012, were 377,100 and 2,775,740 performance-based equity awards, respectively, since they did not meet the required performance criteria.

9. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

10. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 491 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “BHLDN” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for the three and six months ended July 31, 2013 and July 31, 2012, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

The Company has aggregated its brands into a Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each reporting segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, deferred taxes and prepaid expenses, which are typically not allocated to the Company’s segments. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

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

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Both the Retail and Wholesale segments are highly diversified. No one customer comprises more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	July 31, 2013	January 31, 2013	July 31, 2012
Inventories
Retail operations.	$324,007	$265,787	$303,886
Wholesale operations	23,057	16,624	18,937

Total inventories	$347,064	$282,411	$322,823

Property and equipment, net
Retail operations	$728,597	$730,489	$718,911
Wholesale operations	2,824	2,927	3,147

Total property and equipment, net	$731,421	$733,416	$722,058

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net sales
Retail operations.	$714,991	$639,031	$1,326,962	$1,176,777
Wholesale operations	45,877	38,699	83,666	71,278
Intersegment elimination	(2,344)	(1,461)	(3,927)	(2,856)

Total net sales	$758,524	$676,269	$1,406,701	$1,245,199

Income from operations
Retail operations.	$116,572	$94,150	$188,983	$147,057
Wholesale operations	11,612	9,753	19,945	17,747
Intersegment elimination	(212)	(118)	(380)	(264)

Total segment operating income	127,972	103,785	208,548	164,540
General corporate expenses	(8,655)	(7,847)	(16,265)	(15,687)

Total income from operations	$119,317	$95,938	$192,283	$148,853

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2013	January 31, 2013	July 31, 2012
Property and equipment, net
Domestic operations	$589,834	$586,068	$582,859
Foreign operations	141,587	147,348	139,199

Total property and equipment, net	$731,421	$733,416	$722,058

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net Sales
Domestic operations	$661,486	$587,221	$1,231,053	$1,087,829
Foreign operations	97,038	89,048	175,648	157,370

Total net sales	$758,524	$676,269	$1,406,701	$1,245,199

11. Subsequent Event

On August 27, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We seek to integrate all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is out-of-stock at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store, or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve our customers and help us to fill orders that otherwise may have been cancelled due to out-of-stock positions.

Our comparable Retail segment net sales data is equal to the sum of our comparable store plus comparable direct-to-consumer channels, which are presented together because of the substantial integration of our store and direct-to-consumer channels. A store is considered to be comparable if it has been open at least one full fiscal year, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is considered to be comparable if it has been operational for at least one full fiscal year. There is no overlap between comparable store net sales and comparable direct-to-consumer net sales. Sales from stores and direct-to-consumer channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. The effects of foreign currency translation are also considered non-comparable.

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

Urban Outfitters. As of July 31, 2013, we operated 222 Urban Outfitters stores of which 171 were located in the United States, 14 were located in Canada and 37 were located in Europe. For the six months ended July 31, 2013, we opened eight new Urban Outfitters stores, of which five were located in the United States, one was located in Canada, and two were located in Europe. During the six months ended July 31, 2013, Urban Outfitters closed one store located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog in North America and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment sales accounted for approximately 37.3% and 7.5% of consolidated net sales, respectively, for the six months ended July 31, 2013, compared to 38.8% and 7.6%, respectively, for the comparable period in fiscal 2013.

Anthropologie. As of July 31, 2013, we operated 182 Anthropologie stores, of which 171 were located in the United States, eight were located in Canada and three were located in Europe. For the six months ended July 31, 2013, we opened three new Anthropologie stores, all of which were located in the United States. During the six months ended July 31, 2013 we closed one Anthropologie store located in the United States. Anthropologie operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a direct-to-consumer catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s North American and European Retail segment sales accounted for approximately 40.1% and 1.1% of consolidated net sales, respectively, for the six months ended July 31, 2013, compared to 40.3% and 1.2%, respectively, for the comparable period in fiscal 2013.

Free People. As of July 31, 2013, we operated 83 Free People stores, of which 81 were located in the United States and two were located in Canada. For the six months ended July 31, 2013, we opened six new Free People stores, all of which were located in the United States. Free People operates websites in North America and in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment sales accounted for approximately 7.2% of consolidated net sales for the six months ended July 31, 2013, compared to approximately 5.4% for the comparable period in fiscal 2013.

Terrain. As of July 31, 2013, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites, inspired by the “greenhouse.” Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain Retail segment sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2013 and 2012, respectively.

BHLDN. As of July 31, 2013, we operated two BHLDN stores and a website that offers customers access to all product offerings of the BHLDN brand. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. BHLDN Retail segment sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2013 and 2012, respectively.

For all brands combined, we plan to open approximately 35 to 40 new stores during fiscal 2014, including approximately 16 Urban Outfitters stores, 9 Anthropologie stores and 14 Free People stores.

For the three months ended July 31, 2013, we circulated approximately 6.8 million catalogs across all brands compared to 7.4 million catalogs for the comparable period in fiscal 2013. Our catalog circulation levels are driven by our evaluation of the response to each individual catalog and the influence that our investment in web marketing has on our direct-to-consumer customer. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. Accordingly, we plan to decrease our catalog circulation to approximately 30 million catalogs across all brands during 2014.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor, our own Free People stores, and in Japan through an exclusive distribution and marketing agreement with World Co., Ltd. Free People Wholesale segment sales accounted for approximately 5.7% of consolidated net sales for the six months ended July 31, 2013, compared to 5.5% for the comparable period in fiscal 2013.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of July 31, 2013, January 31, 2013 and July 31, 2012, reserves for estimated sales returns totaled $15.6 million, $14.4 million and $11.1 million, representing 3.3%, 3.3% and 2.7% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of July 31, 2013, January 31, 2013 and July 31, 2012 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other income, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust) are considered temporary and therefore are excluded from earnings and are reported as a component of “Total other comprehensive (loss) income” in the Condensed Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at July 31, 2013, January 31, 2013, and July 31, 2012 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Inventories as of July 31, 2013, January 31, 2013 and July 31, 2012 totaled $347.1 million, $282.4 million and $322.8 million, representing 17.4%, 15.7% and 20.2% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2013, January 31, 2013 and July 31, 2012 totaled $731.4 million, $733.4 million and $722.1 million, representing 36.7%, 40.8% and 45.3% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If financial results are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the six months ended July 31, 2013 and 2012, as well as for fiscal 2013, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of July 31, 2013, January 31, 2013 and July 31, 2012 totaled $44.6 million, $41.1 million and $71.8 million, representing 2.2%, 2.3% and 4.5% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statements of Income. Valuation allowances as of July 31, 2013, January 31, 2013 and July 31, 2012 were $1.9 million, $2.1 million and $2.6 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	62.4	61.8	63.3

Gross profit	39.3	37.6	38.2	36.7
Selling, general and administrative expenses	23.6	23.4	24.5	24.7

Income from operations	15.7	14.2	13.7	12.0
Other income, net	0.1	0.0	0.0	0.0

Income before income taxes	15.8	14.2	13.7	12.0
Income tax expense	5.7	5.1	4.9	4.3

Net income	10.1%	9.1%	8.8%	7.7%

Three Months Ended July 31, 2013 Compared To Three Months Ended July 31, 2012

Net sales for the second quarter of fiscal 2014 increased by 12.2% to $758.5 million, from $676.3 million in the second quarter of fiscal 2013. The $82.2 million increase was attributable to a $75.9 million, or 11.9%, increase in Retail segment net sales and a $6.3 million, or 16.9%, increase in Wholesale segment net sales. Retail segment net sales for the second quarter of fiscal 2014 accounted for 94.3% of total net sales compared to 94.5% of total net sales in the second quarter of fiscal 2013.

The growth in Retail segment net sales during the second quarter of fiscal 2014 was driven by increases of $50.7 million, or 8.5%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and $25.2 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 38.2%, 8.6% and 5.2%, at Free People, Anthropologie and Urban Outfitters, respectively, and was driven by continued growth in the direct-to-consumer channel and positive comparable store net sales. The direct-to-consumer net sales increase was driven by increased traffic to our websites and an improved conversion rate. The positive comparable store net sales resulted from increased transactions and average units per transaction, partially offset by lower average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 48 new stores during the second quarter of fiscal 2014 that were not in operation for the full comparable quarter in fiscal 2013. Thus far during the third quarter of fiscal 2014, comparable Retail segment net sales are mid single-digit positive.

The increase in Wholesale segment net sales in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, was due to higher sales to both specialty and department stores driven by increases in transactions and average unit selling price.

Gross profit percentage for the second quarter of fiscal 2014 increased to 39.3% of net sales from 37.6% of net sales in the comparable quarter in fiscal 2013. The increase in the gross profit percentage in the second quarter of fiscal 2014 was principally due to a reduction in merchandise markdowns, primarily driven by improvements at the Anthropologie brand. Improved initial merchandise margins and leveraging store occupancy expenses also contributed to the percentage increase. These improvements were partially offset by a deleveraging of delivery expense, primarily related to an increase in direct-to-consumer net sales penetration relative to total net sales. Gross profit for the second quarter of fiscal 2014 increased by $43.7 million, or 17.2%, to $298.2 million from $254.5 million in the comparable quarter in fiscal 2013. The increase was primarily due to higher net sales and improved gross profit percentage. Total inventories at July 31, 2013 increased by $24.3 million, or 7.5%, to $347.1 million from $322.8 million at July 31, 2012. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores. Comparable Retail segment inventories as of July 31, 2013 were flat compared to July 31, 2012.

Selling, general and administrative expenses as a percentage of net sales increased during the second quarter of fiscal 2014 to 23.6% of net sales, compared to 23.4% of net sales for the second quarter of fiscal 2013. The increase was primarily due to increased marketing expenses to support our customer acquisition and retention programs. Selling, general and administrative expenses increased by $20.3 million, or 12.8%, to $178.9 million, in the second quarter of fiscal 2014, from $158.6 million in the second quarter of fiscal 2013. The dollar increase versus the prior year was primarily related to the operating expenses of new stores and increased marketing expenses.

Income from operations increased to 15.7% of net sales, or $119.3 million, for the second quarter of fiscal 2014 compared to 14.2%, or $95.9 million, for the second quarter in fiscal 2013.

Our effective tax rate for the second quarter of fiscal 2014 was 36.1% of income before income taxes, which was slightly lower than the effective tax rate for the second quarter of fiscal 2013 of 36.2% of income before income taxes. We expect our annual effective tax rate to be approximately 36.5% of income before income taxes for the full year for fiscal 2014.

Six Months Ended July 31, 2013 Compared To Six Months Ended July 31, 2012

Net sales for the six months ended July 31, 2013 increased by 13.0% to $1.41 billion, from $1.25 billion in the comparable period of fiscal 2013. The $161.5 million increase was attributable to a $150.2 million, or 12.8%, increase in Retail segment net sales and a $11.3 million, or 16.5%, increase in Wholesale segment net sales. Retail segment net sales for the six months ended July 31, 2013 accounted for 94.3% of total net sales compared to 94.5% of total net sales during the six months ended July 31, 2012.

The growth in Retail segment net sales during the first six months of fiscal 2014 was driven by increases of $95.7 million, or 8.8%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and $54.5 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 41.4%, 8.7% and 5.4%, at Free People, Anthropologie and Urban Outfitters, respectively, and was driven by continued growth in the direct-to-consumer channel and positive comparable store net sales. The direct-to-consumer net sales increase was driven by increased traffic to our websites and an improved conversion rate. The positive comparable store net sales resulted from increased transactions and average units per transaction, partially offset by lower average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 62 new stores during the first half of fiscal 2014 that were not in operation for the full comparable first half of fiscal 2013.

The increase in Wholesale segment net sales in the first six months of fiscal 2014, as compared to the first six months of fiscal 2013, was due to higher sales to both specialty and department stores driven by increases in transactions and average unit selling price.

Gross profit percentage for the first six months of fiscal 2014 increased to 38.2% of net sales from 36.7% of net sales in the comparable period in fiscal 2013. The increase in the gross profit percentage in the second quarter of fiscal 2014 was principally due to a reduction in merchandise markdowns, primarily driven by improvements at the Anthropologie brand. Improved initial merchandise margins and leveraging store occupancy expenses also contributed to the percentage increase. These improvements were partially offset by a deleveraging of delivery expense, primarily related to an increase in direct-to-consumer net sales penetration relative to total net sales. Gross profit for the first six months of fiscal 2014 increased by $80.1 million, or 17.5%, to $537.1 million from $457.0 million in the comparable period in fiscal 2013. The increase was primarily due to higher net sales and improved gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales decreased during the first six months of fiscal 2014 to 24.5% of net sales, compared to 24.7% of net sales for the first six months of fiscal 2013. The percentage decrease was primarily due to the leveraging of direct selling controllable expenses driven by the positive comparable Retail segment net sales. Selling, general and administrative expenses increased by $36.7 million, or 11.9%, to $344.8 million, in the first half of fiscal 2014, from $308.1 million in the first half of fiscal 2013. The dollar increase versus the prior year was primarily related to the operating expenses of new stores and increased marketing expenses to support our customer acquisition and retention programs.

Income from operations increased to 13.7% of net sales for the first half of fiscal 2014 compared to 12.0% for the first half of fiscal 2013. Income from operations increased to $192.3 million for the first half of fiscal 2014 compared to $148.9 million for the first half of fiscal 2013.

Our effective tax rate for the first half of fiscal 2014 was 35.8% of income before income taxes compared to 36.2% for the first half of fiscal 2013.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $741.1 million as of July 31, 2013, as compared to $623.4 million as of January 31, 2013 and $363.0 million as of July 31, 2012. Our working capital was

$716.4 million at July 31, 2013 compared to $622.1 million at January 31, 2013 and $472.3 million at July 31, 2012. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

Cash provided by operating activities during the first half of fiscal 2014 increased by $66.2 million to $155.1 million from $88.9 million in the first half of fiscal 2013. This increase was primarily due to higher net income in the current fiscal year and changes in overall working capital in the first half of fiscal 2014 as compared to the first half of fiscal 2013.

Cash used in investing activities during the first half of fiscal 2014 was $138.4 million, primarily related to purchases of marketable securities and property and equipment, partially offset by sales and maturities of marketable securities. Cash paid for property and equipment for the six months ended July 31, 2013 and 2012 was $66.8 million and $93.2 million, respectively, and was used mainly to expand and support our store base in both fiscal years, to expand our home offices in Philadelphia, Pennsylvania in fiscal 2014 and to expand our fulfillment facilities in fiscal 2013.

Cash provided by financing activities of $37.9 million during the first half of fiscal 2014 was primarily related to the proceeds from the exercise of stock options during the period.

During the last two years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to open new stores, purchase inventories and expand our fulfillment and home office facilities. We have also continued to invest in our direct-to-consumer efforts, technology and our international operations.

During fiscal 2014, we plan to construct and open approximately 35 to 40 new stores, renovate certain existing stores, continue to expand our home offices in Philadelphia, Pennsylvania, upgrade our systems, increase our investments in direct-to-consumer marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our web marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2014, we plan to continue to increase our investment in these initiatives for all brands. Our capital expenditures for fiscal 2014 are planned to be approximately $190 to $210 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store, direct-to-consumer and inventory investments have the potential to generate positive cash flow within a year. We believe the expansion of our home office is necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

As of and during the six months ended July 31, 2013, there were no borrowings under our line of credit facility (the “Line”) with Wells Fargo Bank, National Association and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $71.3 million as of July 31, 2013. The available credit under the Line was $103.7 million as of July 31, 2013. We expect the Line to satisfy our credit needs through at least the remainder of fiscal 2014.

On August 27, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2013, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of July 31, 2013, January 31, 2013 and July 31, 2012, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “A” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

During April 2013, we sold all of our remaining ARS for approximately $4.6 million in cash. Our ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and July 31, 2012.

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

There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2013, filed with the Securities and Exchange Commission on September 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2013	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: September 9, 2013	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2013, filed with the Securities and Exchange Commission on September 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.