Form 10-Q
period 2013-10-31
URBAN OUTFITTERS INC
filed 2013-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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

Common stock, $0.0001 par value—147,309,575 shares outstanding on December 4, 2013.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2013	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$194,929	$245,327	$216,648
Marketable securities	227,547	228,486	146,065
Accounts receivable, net of allowance for doubtful accounts of $1,371, $1,681 and $1,326, respectively	54,717	39,519	43,913
Inventories	406,712	282,411	395,406
Prepaid expenses, deferred taxes and other current assets	92,876	76,541	64,233

Total current assets	976,781	872,284	866,265
Property and equipment, net	783,662	733,416	734,793
Marketable securities	303,200	149,585	93,767
Deferred income taxes and other assets	54,669	41,926	60,770

Total Assets	$2,118,312	$1,797,211	$1,755,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,787	$99,059	$162,542
Accrued expenses, accrued compensation and other current liabilities	165,129	151,136	132,547

Total current liabilities	325,916	250,195	295,089
Deferred rent and other liabilities	196,114	192,428	190,648

Total Liabilities	522,030	442,623	485,737

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 147,277,047, 146,015,767 and 145,869,067 shares issued and outstanding, respectively	15	15	15
Additional paid-in-capital	93,245	48,276	44,168
Retained earnings	1,508,757	1,315,079	1,232,531
Accumulated other comprehensive loss	(5,735)	(8,782)	(6,856)

Total Shareholders’ Equity	1,596,282	1,354,588	1,269,858

Total Liabilities and Shareholders’ Equity	$2,118,312	$1,797,211	$1,755,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales	$774,049	$692,894	$2,180,750	$1,938,093
Cost of sales	481,764	432,043	1,351,413	1,220,258

Gross profit	292,285	260,851	829,337	717,835
Selling, general and administrative expenses	186,826	167,341	531,595	475,472

Income from operations	105,459	93,510	297,742	242,363
Other (expense) income, net	(186)	128	(108)	571

Income before income taxes	105,273	93,638	297,634	242,934
Income tax expense	35,016	34,120	103,956	88,168

Net income	$70,257	$59,518	$193,678	$154,766

Net income per common share:
Basic	$0.48	$0.41	$1.32	$1.07

Diluted	$0.47	$0.40	$1.30	$1.06

Weighted-average common shares outstanding:
Basic	147,405,769	145,539,816	146,918,029	145,024,545

Diluted	149,517,146	147,086,982	149,232,609	146,092,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net income	$70,257	$59,518	$193,678	$154,766
Other comprehensive income:
Foreign currency translation	6,961	2,515	2,546	3,336
Change in unrealized gains on marketable securities, net of tax	321	44	501	1,320

Total other comprehensive income	7,282	2,559	3,047	4,656

Comprehensive income	$77,539	$62,077	$196,725	$159,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income	$193,678	$154,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,786	87,384
Benefit for deferred income taxes	(16,910)	(6,564)
Excess tax benefit on share-based compensation expense	(9,438)	(5,438)
Share-based compensation expense	12,411	10,663
Loss (gain) on disposition of property and equipment, net	1,350	(82)
Changes in assets and liabilities:
Receivables	(15,094)	(7,261)
Inventories	(123,349)	(144,603)
Prepaid expenses and other assets	347	37,144
Payables, accrued expenses and other liabilities	69,846	64,383

Net cash provided by operating activities	210,627	190,392

Cash flows from investing activities:
Cash paid for property and equipment	(128,460)	(130,470)
Cash paid for marketable securities	(491,404)	(198,730)
Sales and maturities of marketable securities	326,103	175,991

Net cash used in investing activities	(293,761)	(153,209)

Cash flows from financing activities:
Proceeds from the exercise of stock options	34,200	28,068
Excess tax benefits from stock option exercises	9,438	5,438
Share repurchases related to share repurchase program	(10,694)	—
Share repurchases related to taxes for share-based awards	(385)	—

Net cash provided by financing activities	32,559	33,506

Effect of exchange rate changes on cash and cash equivalents	177	686

(Decrease) increase in cash and cash equivalents	(50,398)	71,375
Cash and cash equivalents at beginning of period	245,327	145,273

Cash and cash equivalents at end of period	$194,929	$216,648

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$110,245	$63,365

Non-cash investing activities—Accrued capital expenditures	$25,968	$22,301

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

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year. Accordingly, the results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2014 will end on January 31, 2014.

2. Recently Issued and Adopted Accounting Pronouncements

In February 2013, the FASB issued an accounting standards update that amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency translation) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income, but only if the entire amount reclassified must be reclassified to net income in the same reporting period (see Note 8). For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. This update became effective for the Company beginning February 1, 2013. Other than the change in presentation, this accounting standards update did not have an impact on the Company’s financial position, results of operations or cash flows.

3. Marketable Securities

During all periods presented, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2013, January 31, 2013 and October 31, 2012 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2013
Short-term Investments:
Corporate bonds	$77,806	$37	$(25)	$77,818
Municipal and pre-refunded municipal bonds	84,662	71	(3)	84,730
Certificates of deposit	26,733	17	—	26,750
Commercial paper	28,159	10	(2)	28,167
Treasury bills	10,079	3	—	10,082

	227,439	138	(30)	227,547

Long-term Investments:
Corporate bonds	156,170	197	(144)	156,223
Municipal and pre-refunded municipal bonds	122,356	324	(13)	122,667
Certificates of deposit	2,001	1	—	2,002
Treasury bills	12,183	9	—	12,192
Federal government agencies	8,784	4	—	8,788
Mutual funds, held in rabbi trust	1,236	92	—	1,328

	302,730	627	(157)	303,200

	$530,169	$765	$(187)	$530,747

As of January 31, 2013
Short-term Investments:
Corporate bonds	$88,432	$106	$(23)	$88,515
Municipal and pre-refunded municipal bonds	63,355	85	(17)	63,423
Certificates of deposit	40,870	25	—	40,895
Commercial paper	10,775	8	(2)	10,781
Treasury bills	21,354	14	—	21,368
Federal government agencies	3,500	4	—	3,504

	228,286	242	(42)	228,486

Long-term Investments:
Corporate bonds	64,219	102	(61)	64,260
Municipal and pre-refunded municipal bonds	52,925	76	(60)	52,941
Certificates of deposit	2,340	—	—	2,340
Treasury bills	19,724	13	—	19,737
Federal government agencies	5,974	5	(2)	5,977
Auction rate securities	4,925	—	(595)	4,330

	150,107	196	(718)	149,585

	$378,393	$438	$(760)	$378,071

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2012
Short-term Investments:
Corporate bonds	$64,975	$89	$(7)	$65,057
Municipal and pre-refunded municipal bonds	29,937	98	(6)	30,029
Certificate of deposit	28,676	28	—	28,704
Commercial paper	8,178	11	—	8,189
Treasury bills	10,582	4	—	10,586
Federal government agencies	3,500	—	—	3,500

	145,848	230	(13)	146,065

Long-term Investments:
Corporate bonds	46,507	155	(57)	46,605
Municipal and pre-refunded municipal bonds	21,456	47	(27)	21,476
Certificate of deposit	1,925	1	—	1,926
Treasury bills	18,211	7	(1)	18,217
Federal government agencies	1,211	2	—	1,213
Auction rate securities	4,925	—	(595)	4,330

	94,235	212	(680)	93,767

	$240,083	$442	$(693)	$239,832

Proceeds from the sale and maturities of available-for-sale securities were $326,103 and $175,991 for the nine months ended October 31, 2013 and 2012, respectively. The Company included in “Other (expense) income, net,” realized gains of $37 and losses of $165 for the three and nine months ended October 31, 2013, respectively. The Company included in “Other (expense) income, net,” realized gains of $36 and $249 for the three and nine months ended October 31, 2012, respectively. Amortization of discounts and premiums, net, resulted in charges of $2,992 and $7,711 for the three and nine months ended October 31, 2013, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,179 and $3,657 for the three and nine months ended October 31, 2012, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Urban Outfitters, Inc. Nonqualified Deferred Compensation Plan (“NQDC”), which was established during the first quarter of fiscal 2014. These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive loss.

In April 2013, the Company sold all of its remaining auction rate securities (“ARS”) for approximately $4.6 million in cash. The Company’s ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and October 31, 2012.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of October 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$234,041	$—	$—	$234,041
Municipal and pre-refunded municipal bonds	—	207,397	—	207,397
Certificates of deposit	—	28,752	—	28,752
Commercial paper	—	28,167	—	28,167
Treasury bills	22,274	—	—	22,274
Federal government agencies	8,788	—	—	8,788
Mutual funds, held in rabbi trust	1,328	—	—	1,328

	$266,431	$264,316	$—	$530,747

	Marketable Securities Fair Value as of January 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$152,775	$—	$—	$152,775
Municipal and pre-refunded municipal bonds	—	116,364	—	116,364
Certificates of deposit	—	43,235	—	43,235
Commercial paper	—	10,781	—	10,781
Treasury bills	41,105	—	—	41,105
Federal government agencies	9,481	—	—	9,481
Auction rate securities	—	—	4,330	4,330

	$203,361	$170,380	$4,330	$378,071

	Marketable Securities Fair Value as of October 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$111,662	$—	$—	$111,662
Municipal and pre-refunded municipal bonds	—	51,505	—	51,505
Certificates of deposit	—	30,630	—	30,630
Commercial paper	—	8,189	—	8,189
Treasury bills	28,803	—	—	28,803
Federal government agencies	4,713	—	—	4,713
Auction rate securities	—	—	4,330	4,330

	$145,178	$90,324	$4,330	$239,832

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

Level 3 consists of financial instruments where there was no active market as of January 31, 2013 and October 31, 2012. During April 2013, we sold all of our remaining ARS for approximately $4.6 million in cash. As a result, there were no Level 3 investments at October 31, 2013. The Company’s ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and October 31, 2012.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the periods shown.

	Three Months Ended October 31, 2013	Fiscal Year Ended January 31, 2013	Three Months Ended October 31, 2012
Balance at beginning of period	$—	$20,197	$4,330
Total gains realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	2,183	—
Settlements	—	(18,050)	—
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$—	$4,330	$4,330

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$—	$(595)	$(595)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—	$—

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012
Balance at beginning of period	$4,330	$20,197
Total (losses)/gains realized/unrealized:
Included in earnings	(345)	—
Included in other comprehensive income	595	2,183
Settlements	(4,580)	(18,050)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$—	$4,330

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$—	$(595)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of October 31, 2013, cash and cash equivalents included cash on hand, cash in banks and money market accounts.

5. Line of Credit Facility

The Company has a line of credit facility (the “Line”) with Wells Fargo Bank, National Association. During the second quarter of fiscal 2013, the Company used the accordion feature of the Line to increase the total available credit under the Line from $100 million to $175 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures and the payment of cash dividends. As of October 31, 2013, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $66,492 as of October 31, 2013. The available credit under the Line was $108,508 as of October 31, 2013.

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

Share-based compensation expense (income) included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2013 and 2012 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Stock Options	$677	$426	$2,202	$1,418
Stock Appreciation Rights	753	664	2,280	1,833
Performance Stock Units	3,489	2,928	7,748	7,421
Restricted Stock Units	67	3	181	(9)

Total	$4,986	$4,021	$12,411	$10,663

The share-based awards issued and the weighted-average fair value for the nine months ended October 31, 2013 were as follows:

	Nine Months Ended October 31, 2013
	Awards Issued	Weighted Average Fair Value
Stock Options	100,000	$9.67
Stock Appreciation Rights	27,500	$14.11
Performance Stock Units	1,460,000	$25.14
Restricted Stock Units	10,000	$39.06

Total	1,597,500

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2013 were as follows:

	October 31, 2013
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$1,186	0.8
Stock Appreciation Rights	6,752	2.5
Performance Stock Units	50,181	3.6
Restricted Stock Units	193	1.0

Total	$58,312	3.4

7. Shareholders’ Equity

On August 27, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program. The Company repurchased and subsequently retired 300,300 common shares at a total cost of $10,694 during the three and nine months ended October 31, 2013. The average cost per share of the repurchases for the three and nine months ended October 31, 2013 was $35.61, including commissions.

In addition to the shares repurchased under the share repurchase program, the Company acquired and subsequently retired 9,178 common shares at a total cost of $385 from employees to meet minimum statutory tax withholding requirements during the nine months ended October 31, 2013.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the change in accumulated other comprehensive loss, by component, net of tax, for the three and nine months ended October 31, 2013:

	Three Months Ended October 31, 2013
	Foreign Currency Translation	Unrealized Gains and (Losses) on Availabile- for-Sale Securities	Total
Beginning Balance	$(12,997)	$(20)	$(13,017)
Other comprehensive income/(loss) before reclassifications	6,961	358	7,319
Amounts reclassified from accumulated other comprehensive loss	—	(37)	(37)

Net current-period other comprehensive income/(loss)	6,961	321	7,282

Ending Balance	$(6,036)	$301	$(5,735)

	Nine Months Ended October 31, 2013

	Foreign Currency Translation	Unrealized Gains and (Losses) on Availabile- for-Sale Securities	Total
Beginning Balance	$(8,582)	$(200)	$(8,782)
Other comprehensive income/(loss) before reclassifications	2,546	336	2,882
Amounts reclassified from accumulated other comprehensive loss	—	165	165

Net current-period other comprehensive income/(loss)	2,546	501	3,047

Ending Balance	$(6,036)	$301	$(5,735)

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

9. Net Income per Common Share

The following is a reconciliation of the weighted-average shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,

	2013	2012	2013	2012
Basic weighted-average common shares outstanding	147,405,769	145,539,816	146,918,029	145,024,545
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	2,111,377	1,547,166	2,314,580	1,067,897

Diluted weighted-average shares outstanding	149,517,146	147,086,982	149,232,609	146,092,442

For the three months ended October 31, 2013 and 2012, awards to purchase 204,500 and 2,904,808 common shares, respectively, were outstanding but were not included in the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. For the nine months ended October 31, 2013 and 2012, awards to purchase 101,500 and 3,219,200 common shares, respectively, were outstanding but were not included in the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted weighted-average shares outstanding as of October 31, 2013 and October 31, 2012, were 1,751,100 and 1,952,158 performance-based equity awards, respectively, since they did not meet the required performance criteria.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reporting segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 500 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “BHLDN” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for approximately 94% of total consolidated net sales for the three and nine months ended October 31, 2013 and October 31, 2012, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to approximately 1,400 better department and specialty retailers worldwide and to its Retail segment.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. The Company seeks to integrate all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve customers and helps us to fill orders that otherwise may have been canceled due to out-of-stock positions.

The accounting policies of the operating segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Both the Retail and Wholesale segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	October 31, 2013	January 31, 2013	October 31, 2012

Inventories
Retail operations	$380,989	$265,787	$374,865
Wholesale operations	25,723	16,624	20,541

Total inventories	$406,712	$282,411	$395,406

Property and equipment, net
Retail operations	$780,149	$730,489	$731,715
Wholesale operations	3,513	2,927	3,078

Total property and equipment, net	$783,662	$733,416	$734,793

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales
Retail operations	$724,066	$651,408	$2,051,028	$1,828,185
Wholesale operations	52,928	43,559	136,595	114,837
Intersegment elimination	(2,945)	(2,073)	(6,873)	(4,929)

Total net sales	$774,049	$692,894	$2,180,750	$1,938,093

Income from operations
Retail operations	$100,877	$90,961	$289,861	$238,018
Wholesale operations	13,337	10,377	33,282	28,124
Intersegment elimination	(311)	(244)	(692)	(508)

Total segment operating income	113,903	101,094	322,451	265,634
General corporate expenses	(8,444)	(7,584)	(24,709)	(23,271)

Total income from operations	$105,459	$93,510	$297,742	$242,363

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2013	January 31, 2013	October 31, 2012

Property and equipment, net
Domestic operations	$632,271	$586,068	$588,348
Foreign operations	151,391	147,348	146,445

Total property and equipment, net	$783,662	$733,416	$734,793

	Three Months Ended October 31,		Nine Months Ended October 31,

	2013	2012	2013	2012
Net Sales
Domestic operations	$677,119	$602,810	$1,908,172	$1,690,638
Foreign operations	96,930	90,084	272,578	247,455

Total net sales	$774,049	$692,894	$2,180,750	$1,938,093

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We seek to integrate all available shopping channels including stores, websites and catalogs (online and through mobile devices). Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers but may also be shipped from any store, or a combination of fulfillment center and store depending on the availability of a particular item. These capabilities allow us to better serve our customers and help us to fill orders that otherwise may have been cancelled due to out-of-stock positions.

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

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates within our stores, we believe that, based only on our observations, changes in transaction volume in our stores, as discussed in our results of operations, may correlate to changes in customer traffic. We are able to monitor customer visits, average order value and conversion rate on our websites. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

Urban Outfitters. As of October 31, 2013, we operated 225 Urban Outfitters stores of which 173 were located in the United States, 14 were located in Canada and 38 were located in Europe. For the nine months ended October 31, 2013, we opened 11 new Urban Outfitters stores, of which seven were located in the United States, one was located in Canada, and three were located in Europe. During the nine months ended October 31, 2013, Urban Outfitters closed one store located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a direct-to-consumer catalog in North America and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear and accessories, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 37.0% and 7.5% of consolidated net sales, respectively, for the nine months ended October 31, 2013, compared to 39.2% and 7.7%, respectively, for the comparable period in fiscal 2013.

Anthropologie. As of October 31, 2013, we operated 185 Anthropologie stores, of which 173 were located in the United States, eight were located in Canada and four were located in Europe. For the nine months ended October 31, 2013, we opened six new Anthropologie stores, of which five were located in the United States and one was located in Europe. During the nine months ended October 31, 2013, Anthropologie closed one store located in the United States. Anthropologie operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a direct-to-consumer catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s North American and European Retail segment net sales accounted for approximately 39.7% and 1.1% of consolidated net sales, respectively, for the nine months ended October 31, 2013, compared to 39.3% and 1.1%, respectively, for the comparable period in fiscal 2013.

Free People. As of October 31, 2013, we operated 86 Free People stores, of which 84 were located in the United States and two were located in Canada. For the nine months ended October 31, 2013, we opened nine new Free People stores, all of which were located in the United States. Free People operates websites in North America and in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a direct-to-consumer catalog offering select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 7.5% of consolidated net sales for the nine months ended October 31, 2013, compared to approximately 5.8% for the comparable period in fiscal 2013.

Terrain. As of October 31, 2013, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites, inspired by the “greenhouse.” Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2013 and 2012, respectively.

BHLDN. As of October 31, 2013, we operated two BHLDN stores and a website that offers customers access to all product offerings of the BHLDN brand. BHLDN offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. BHLDN Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2013 and 2012, respectively.

For all brands combined, we plan to open approximately 35 to 40 new stores during fiscal 2014, including approximately 15 Urban Outfitters stores, 8 Anthropologie stores and 13 Free People stores.

For the three months ended October 31, 2013, we circulated approximately 8.9 million catalogs across all brands compared to 11.6 million catalogs for the comparable period in fiscal 2013. Our catalog circulation levels are driven by our evaluation of the response to each individual catalog and the influence that our investment in web marketing has on our direct-to-consumer customer. Based upon that evaluation, we adjust the frequency and circulation of our catalog portfolio as needed. In addition, we evaluate the buying pattern of our direct-to-consumer customers to determine which customers respond to our catalog mailings. Accordingly, we plan to decrease our catalog circulation to approximately 30 million catalogs across all brands during fiscal 2014 from 42 million catalogs circulated during fiscal 2013.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor, our own Free People stores, and in Japan through an exclusive distribution and marketing agreement with World Co., Ltd. Free People Wholesale segment net sales accounted for approximately 6.0% of consolidated net sales for the nine months ended October 31, 2013, compared to 5.7% for the comparable period in fiscal 2013.

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

Revenue Recognition

Revenue is recognized for the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized for the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in our Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on our books until the card is redeemed by the customer, at which time we record the redemption of the card for merchandise as a sale, or when we determine the likelihood of redemption is remote. We determine the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to the reduction of gift card liabilities for which the likelihood of redemption becomes remote are included in sales and are not material. Our gift cards do not expire.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of October 31, 2013, January 31, 2013 and October 31, 2012, reserves for estimated sales returns totaled $16.3 million, $14.4 million and $13.0 million, representing 3.1%, 3.3% and 2.7% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of October 31, 2013, January 31, 2013 and October 31, 2012 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other (expense) income, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust) are considered temporary and therefore are excluded from earnings and are reported as a component of “Total other comprehensive income” in the Condensed Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory, are analyzed to determine estimated net realizable values. Criteria that we utilize to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if appropriate. The majority of inventory at October 31, 2013, January 31, 2013, and October 31, 2012 consisted of finished goods. Raw materials and work-in-process were not material to the overall net inventory value. Inventories as of October 31, 2013, January 31, 2013 and October 31, 2012 totaled $406.7 million, $282.4 million and $395.4 million, representing 19.2%, 15.7% and 22.5% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to provisions related to the net realizable value of our inventories are primarily based on the market value of our physical inventories, cycle counts and recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves to increase over time as we expand our store base and, accordingly, related inventories.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets included in this report. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2013, January 31, 2013 and October 31, 2012 totaled $783.7 million, $733.4 million and $734.8 million, representing 37.0%, 40.8% and 41.9% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. If financial results are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. For the nine months ended October 31, 2013 and 2012, as well as for fiscal 2013, write downs of long-lived assets were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of October 31, 2013, January 31, 2013 and October 31, 2012 totaled $56.5 million, $41.1 million and $53.9 million, representing 2.7%, 2.3% and 3.1% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we include an expense within the tax provision in the Condensed Consolidated Statements of Income. Valuation allowances as of October 31, 2013, January 31, 2013 and October 31, 2012 were $2.0 million, $2.1 million and $2.0 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

We use a lattice binomial pricing model to determine the fair value of our stock option awards and stock appreciation rights. This model uses assumptions including the risk-free rate of interest, expected volatility of our stock price and expected life of the awards. A Monte Carlo simulation, which utilizes similar assumptions, is used to determine the fair value of performance-based awards. We review our assumptions and the valuations provided by independent third-party valuation advisors to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

Additionally, we make certain estimates about the number of awards which will be granted under performance-based incentive plans. We record expense related to performance-based awards based on our current expectations of the probable number of shares that will ultimately vest. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	62.4	62.0	63.0

Gross profit	37.7	37.6	38.0	37.0
Selling, general and administrative expenses	24.1	24.1	24.3	24.5

Income from operations	13.6	13.5	13.7	12.5
Other (expense) income, net	0.0	0.0	0.0	0.0

Income before income taxes	13.6	13.5	13.7	12.5
Income tax expense	4.5	4.9	4.8	4.5

Net income	9.1%	8.6%	8.9%	8.0%

Three Months Ended October 31, 2013 Compared To Three Months Ended October 31, 2012

Net sales for the third quarter of fiscal 2014 increased by 11.7% to $774.0 million, from $692.9 million in the third quarter of fiscal 2013. The $81.1 million increase was attributable to a $72.6 million, or 11.2%, increase in Retail segment net sales and a $8.5 million, or 20.5%, increase in Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2014 accounted for 93.5% of total net sales compared to 94.0% of total net sales in the third quarter of fiscal 2013.

The growth in Retail segment net sales during the third quarter of fiscal 2014 was driven by increases of $44.1 million, or 7.1%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and $28.5 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 30.3% and 13.0% at Free People and Anthropologie, respectively, and was partially offset by a decrease of 1.2% at Urban Outfitters, and was driven by continued growth in the direct-to-consumer channel for all brands and positive comparable store net sales at Free People and Anthropologie. The direct-to-consumer net sales increase was driven by increased traffic to our websites, a higher average order value and an improved conversion rate. The positive comparable store net sales resulted from increased average units per transaction, partially offset by lower average unit selling price, while transactions were flat. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 47 new stores during the third quarter of fiscal 2014 that were not in operation for the full comparable quarter in fiscal 2013. Thus far during the fourth quarter of fiscal 2014, comparable Retail segment net sales are mid single-digit positive.

The increase in Wholesale segment net sales in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, was due to higher sales to both specialty and department stores driven by increases in transactions and average unit selling price.

Gross profit percentage for the third quarter of fiscal 2014 increased to 37.7% of net sales from 37.6% of net sales in the comparable quarter in fiscal 2013. The increase in the gross profit percentage was principally due to a reduction in merchandise markdowns and improved initial merchandise margins at the Anthropologie and Free People brands. These improvements were partially offset by an increase in merchandise markdowns at the Urban Outfitters brand in North America. The increased penetration of our direct-to-consumer channel continued to drive store occupancy leverage and delivery expense deleverage. Gross profit for the third quarter of fiscal 2014 increased by $31.4 million, or 12.1%, to $292.3 million from $260.9 million in the comparable quarter in fiscal 2013. The increase was primarily due to higher net sales, as well as an improved gross profit percentage. Total inventories at October 31, 2013 increased by $11.3 million, or 2.9%, to $406.7 million from $395.4 million at October 31, 2012. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores. Comparable Retail segment inventories as of October 31, 2013 were flat.

Selling, general and administrative expenses as a percentage of net sales during the third quarter of fiscal 2014 and fiscal 2013 were 24.1%. Selling, general and administrative expenses increased by $19.5 million, or 11.6%, to $186.8 million, in the third quarter of fiscal 2014, from $167.3 million in the third quarter of fiscal 2013. The dollar increase versus the prior year was primarily related to the operating expenses of new stores and increased marketing expenses.

Income from operations increased to 13.6% of net sales, or $105.5 million, for the third quarter of fiscal 2014 compared to 13.5%, or $93.5 million, for the third quarter in fiscal 2013.

Our effective tax rate for the third quarter of fiscal 2014 was 33.3% of income before income taxes, compared to 36.4% of income before income taxes for the third quarter of fiscal 2013. The decrease in the effective tax rate was primarily due to revisions to federal and state tax estimates resulting from our tax return filings in both fiscal years and a higher percentage of foreign taxable income in fiscal 2014 which carries a lower tax rate. We expect our annual effective tax rate to be approximately 35.5% of income before income taxes for the full year for fiscal 2014.

Nine Months Ended October 31, 2013 Compared To Nine Months Ended October 31, 2012

Net sales for the first nine months of fiscal 2014 increased by 12.5% to $2.18 billion, from $1.94 billion in the comparable period of fiscal 2013. The $242.7 million increase was attributable to a $222.9 million, or 12.2%, increase in Retail segment net sales and a $19.8 million, or 18.0%, increase in Wholesale segment net sales. Retail segment net sales for the first nine months of fiscal 2014 accounted for 94.1% of total net sales compared to 94.3% of total net sales during the first nine months of fiscal 2013.

The growth in Retail segment net sales during the first nine months of fiscal 2014 was driven by increases of $138.3 million, or 8.3%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and $84.6 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 37.5%, 10.2% and 3.2%, at Free People, Anthropologie and Urban Outfitters, respectively, and was driven by continued growth in the direct-to-consumer channel for all brands and positive comparable store net sales at Free People and Anthropologie. The direct-to-consumer net sales increase was driven by increased traffic to our websites, a higher average order value and an improved conversion rate. The positive comparable store net sales resulted from increased transactions and average units per transaction, partially offset by lower average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 75 new stores during the first nine months of fiscal 2014 that were not in operation for the full comparable period of fiscal 2013.

The increase in Wholesale segment net sales for the first nine months of fiscal 2014, as compared to the comparable period of fiscal 2013, was due to higher sales to both specialty and department stores driven by increases in transactions and average unit selling price.

Gross profit percentage for the first nine months of fiscal 2014 increased to 38.0% of net sales from 37.0% of net sales in the comparable period in fiscal 2013. The increase in the gross profit percentage was principally due to a reduction in merchandise markdowns and improved initial merchandise margins at the Anthropologie and Free People brands. These improvements were partially offset by an increase in merchandise markdowns at the Urban Outfitters brand in North America. The increased penetration of our direct-to-consumer channel continued to drive store occupancy leverage and delivery expense deleverage. Gross profit for the first nine months of fiscal 2014 increased by $111.5 million, or 15.5%, to $829.3 million from $717.8 million in the comparable period in fiscal 2013. The increase was primarily due to higher net sales, as well as an improved gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales decreased during the first nine months of fiscal 2014 to 24.3%, compared to 24.5% for the first nine months of fiscal 2013. The percentage decrease was primarily due to the leveraging of direct selling controllable expenses driven by the positive comparable Retail segment net sales. Selling, general and administrative expenses increased by $56.1 million, or 11.8%, to $531.6 million, in the first nine months of fiscal 2014, from $475.5 million, for the comparable period of fiscal 2013. The dollar increase versus the prior year was primarily related to the operating expenses of new stores and increased marketing expenses to support our customer acquisition and retention programs.

Income from operations increased to 13.7% of net sales for the first nine months of fiscal 2014 compared to 12.5% for the comparable period of fiscal 2013. Income from operations increased to $297.7 million for the first nine months of fiscal 2014 compared to $242.4 million for the comparable period of fiscal 2013.

Our effective tax rate for the first nine months of fiscal 2014 was 34.9% of income before income taxes compared to 36.3% for the comparable period of fiscal 2013. The decrease in the effective tax rate was primarily due to revisions to federal and state tax estimates resulting from our tax return filings in both fiscal years and a higher percentage of foreign taxable income in fiscal 2014, which carries a lower tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $725.7 million as of October 31, 2013, as compared to $623.4 million as of January 31, 2013 and $456.5 million as of October 31, 2012. Our working capital was $650.9 million at October 31, 2013 compared to $622.1 million at January 31, 2013 and $571.2 million at October 31, 2012. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents, marketable securities and inventories relative to inventory-related payables and store-related accruals.

Cash provided by operating activities during the nine months ended October 31, 2013 increased by $20.2 million to $210.6 million from $190.4 million in the comparable period of fiscal 2013. This increase was primarily due to higher net income in the current fiscal year and changes in overall working capital for the nine months ended October 31, 2013 as compared to the comparable period of fiscal 2013.

Cash used in investing activities during the nine months ended October 31, 2013 was $293.8 million, primarily related to purchases of marketable securities and property and equipment, partially offset by sales and maturities of marketable securities. Cash paid for property and equipment for the nine months ended October 31, 2013 and 2012 was $128.5 million and $130.5 million, respectively, and was used mainly to expand and support our store base, to expand our home offices in Philadelphia, Pennsylvania and to expand our fulfillment facilities.

Cash provided by financing activities for the nine months ended October 31, 2013 of $32.6 million was primarily related to the proceeds from the exercise of stock options during the period. On August 27, 2013, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. We repurchased and subsequently retired 0.3 million common shares at a total cost of $10.7 million during the three and nine months ended October 31, 2013. The average cost per share of the repurchases for the three and nine months ended October 31, 2013 was $35.61, including commissions.

During the last two years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to open new stores, purchase inventories and expand our fulfillment and home office facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations.

During fiscal 2014, we plan to construct and open approximately 35 to 40 new stores, renovate certain existing stores, continue to expand our home offices in Philadelphia, Pennsylvania, increase our fulfillment capabilities, upgrade our systems, increase our investments in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our web marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2014, we plan to continue to increase our investment in these initiatives for all brands. Our capital expenditures for fiscal 2014 are planned to be approximately $190 to $210 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store, direct-to-consumer and inventory investments have the potential to generate positive cash flow within a year. We believe the expansion of our fulfillment capabilities and home office is necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

As of and during the nine months ended October 31, 2013, there were no borrowings under our line of credit facility (the “Line”) with Wells Fargo Bank, National Association and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $66.5 million as of October 31, 2013. The available credit under the Line was $108.5 million as of October 31, 2013. We expect the Line to satisfy our credit needs through at least the remainder of fiscal 2014.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2013, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turnover rate and our historical ability to pass through the impact of any generalized changes in our cost of goods to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase substantially all of our merchandise in U.S. dollars, including a portion of the goods for our retail businesses located in Canada and Europe.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2013, January 31, 2013 and October 31, 2012, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “A” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

During April 2013, we sold all of our remaining ARS for approximately $4.6 million in cash. Our ARS had a par value and a recorded fair value of $4.9 million and $4.3 million, respectively, prior to the sale in April 2013 and as of January 31, 2013 and October 31, 2012.

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

There have been no changes in our internal controls over financial reporting during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the 2013 share repurchase program for the quarter ended October 31, 2013 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
August 1, 2013 through August 31, 2013	—	—	—	10,000,000
September 1, 2013 through September 30, 2013	—	—	—	10,000,000
October 1, 2013 through October 31, 2013	300,300	$35.61	300,300	9,699,700

Total Fiscal 2014 Third Quarter	300,300		300,300	9,699,700

[1]	On August 27, 2013 the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2013, filed with the Securities and Exchange Commission on December 10, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2013	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: December 10, 2013	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2013, filed with the Securities and Exchange Commission on December 10, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.