Form 10-K
period 2014-01-31
URBAN OUTFITTERS INC
filed 2014-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $4,876,471,643.

The number of shares outstanding of the registrant’s common stock on March 26, 2014 was 144,560,953.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, lowered levels of consumer spending resulting from the continuing worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn brands. We also operate a Wholesale segment under the Free People brand. We have over 43 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce websites, mobile applications and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 11% over the past five years, with sales of approximately $3.1 billion during the fiscal year ended January 31, 2014.

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2014 ended on January 31, 2014.

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

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we now source these products utilizing single stock keeping units (“SKUs”) based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us to fill orders that otherwise may have been cancelled due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through its unique merchandise mix and compelling store environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, footwear, beauty, accessories and sporting apparel and gear, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 8,800 square feet of selling space, and typically carry an estimated 60,000 to 65,000 SKUs. Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. As of January 31, 2014, we operated 230 Urban Outfitters stores, of which 176 were located in the United States, 14 were located in Canada and 40 were located in Europe. We plan to open approximately 13 Urban Outfitters stores, globally, in fiscal 2015. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in North America and Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 36.3% and 8.1% of consolidated net sales, respectively, for fiscal 2014.

Anthropologie. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,100 square feet of selling space, typically carry an estimated 45,000 to 50,000 SKUs and are located in specialty retail centers, upscale street locations and enclosed malls. As of January 31, 2014, we operated 187 Anthropologie stores, of which 174 were located in the United States, nine were located in Canada and four were located in Europe. We plan to open approximately 13 Anthropologie stores, globally, in fiscal 2015. Anthropologie operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a catalog in North America and Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie’s North American and European Retail segment net sales accounted for approximately 39.8% and 1.2% of consolidated net sales, respectively, for fiscal 2014.

Free People. Our Free People retail stores primarily offer private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. Free People retail stores average approximately 1,500 square feet of selling space, carry up to 13,000 SKUs and are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. As of January 31, 2014, we operated 90 Free People stores, of which 88 were located in the United States and two were located in Canada. We plan to open approximately 12 new Free People stores in fiscal 2015. Free People operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog offering select merchandise, most of which is also available in our Free People stores. Free People’s Retail segment net sales accounted for approximately 7.7% of consolidated net sales for fiscal 2014.

Terrain. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and free standing sites, inspired by the “greenhouse.” Each of our Terrain garden centers operates with an average of approximately 18,000 square feet of enclosed selling space as well as a large outdoor seasonal selling space used for its offering of lifestyle home and garden products, combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design service solutions to our customers. As of January 31, 2014, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2014.

Bhldn. The Bhldn brand emphasizes every element that contributes to a wedding. Bhldn offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The stores average approximately 3,300 square feet of selling space and are located in a specialty retail center and an upscale street location. As of January 31, 2014, we operated two Bhldn stores and a website that offers customers access to all product offerings of the Bhldn brand. We also operate shop-within-shop locations within our Anthropologie stores that offer a comparable product assortment to our standalone stores and website. Bhldn’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2014.

Wholesale Segment

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. We distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening of our brand image. During fiscal 2014, Free People’s range of tops, bottoms, sweaters and dresses were sold worldwide through approximately 1,400 better department and specialty stores worldwide, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor, Selfridges, our own Free People stores, and in Japan through an exclusive distribution and marketing agreement with World Co., Ltd. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, which helps us better serve our retail customers. Free People presently maintains wholesale sales and showroom facilities in New York City, Los Angeles, Chicago, London and Tokyo. Free People’s wholesale sales accounted for approximately 5.8% of consolidated net sales for fiscal 2014.

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

Our Urban Outfitters, Anthroplogie, and Free People stores are primarily located in upscale street locations, enclosed shopping malls, and specialty retail centers. Our two Terrain garden centers are both free-standing locations. Our Bhldn stores are located in a specialty retail center and an upscale street location.

For our Anthropologie, Urban Outfitters and Free People stores, we plan to implement a location expansion strategy in fiscal 2015 similar to our strategy in fiscal 2014.

Buying Operations

Maintaining a constant flow of fashionable merchandise for our Retail segment is critically important to our ongoing performance. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount and timing of products offered. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including social media, music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, websites, mobile applications and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, footwear, beauty, accessories, sporting apparel and gear and an eclectic mix of apartment wares and gifts. Product offerings in our Anthropologie stores, on our websites and mobile applications and within our catalogs include women’s casual apparel and accessories, shoes, as well as home furnishings and an eclectic diverse array of gifts and decorative accessories for the home, garden, bed and bath. Our Free People retail stores, websites, mobile applications and catalog offer a showcase for casual women’s apparel, intimates, shoes, accessories and gifts, primarily developed and designed by our Free People wholesale division. Our Terrain garden centers and website offer lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Our Bhldn retail stores and website offer a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

The ever-changing mix of products available to our customers allows us to adapt our merchandise to prevailing fashion trends, and, together with the inviting atmosphere and experience of our stores and websites, encourages our core customers to visit our shopping channels frequently.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications are key enticements for customers to explore these channels and purchase merchandise. Consequently, we rely on these factors, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations, rather than traditional forms of advertising such as print, radio and television media. Marketing activities for each of our retail store concepts may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are active in social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Facebook, Twitter, Pinterest, Instagram and our own mobile applications, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

During fiscal 2014 we circulated approximately 29.4 million catalogs across all brands. We plan for our catalog circulation to remain consistent in fiscal 2015.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, war, acts of terrorism, natural disasters, port security considerations or labor disputes, financial or political instability in any of the countries in which goods we purchase are manufactured, trade restrictions in the form of tariffs or quotas, or both, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2014, we purchased merchandise from approximately 4,700 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

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

We lease a 459,000 square foot fulfillment center located in Trenton, South Carolina. This facility, which utilizes an automated material handling system, houses merchandise distributed through our Retail and Wholesale segments. The center accommodates direct-to-consumer fulfillment related functions, including inventory warehousing, receiving and customer shipping.

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

We lease distribution and fulfillment facilities located in Rushden, England. Our 98,000 square foot distribution facility supports our entire European store base and has an automated material handling system. Our 142,000 square foot fulfillment facility, which supports our entire European direct-to-consumer channel, has an advanced cross belt sorter. We believe both of these facilities will support our European growth for the next several years.

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning, buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line network to our home offices. Additionally, many of our stores have mobile point-of-sale devices which have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our direct-to-consumer channel, which includes the Anthropologie, Urban Outfitters, Free People, Terrain and Bhldn retail websites and the Anthropologie, Free People and Urban Outfitters catalogs, maintains separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. The Free People wholesale division uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have a second data center located in our Reno fulfillment facility that functions as a redundant hosting site for our direct-to-consumer and data communication systems. We have contracted with a nationally recognized company to provide disaster recovery services with respect to our key systems.

Competition

The specialty retail and the wholesale businesses are each highly competitive in both the domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile applications and catalog presentation, website design, the breadth, quality, style, price and availability of merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and our unique store and website experiences offered by our Retail segment help differentiate us, it also means that our Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie, Free People and Bhldn stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors.

Along with certain Retail segment factors noted above, other key competitive factors for our direct-to-consumer channel include the success or effectiveness of merchandise delivery, website and mobile application availability and customer lists. Our direct-to-consumer channel competes against numerous websites and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites.

Our Free People wholesale business competes with numerous wholesale companies based on the quality, price and fashion of our wholesale product offerings. Many of our wholesale business competitors’ products have a wider distribution network. In addition, certain of our wholesale competitors have greater name recognition, financial and other resources.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Bhldn,” “Terrain,” “BDG,” “Co-Operative,” “Deletta,” “Ecote,” “Eloise,” “Intimately Free People,” “Odille,” “Urban Renewal” and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2014, we employed approximately 22,900 people, approximately 37% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 3% work in the Wholesale segment and the remaining 97% work in our Retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the Retail segment and the Wholesale segment. See Note 15, “Segment Reporting,” in the Notes to Consolidated Financial Statements for additional information.

Financial Information about Geographical Areas

See Note 15, “Segment Reporting,” in the Notes to Consolidated Financial Statements for information regarding net sales from domestic and foreign operations and long-lived assets.

Seasonality

Our business is subject to seasonal fluctuations in net sales and operating income, with a more significant portion typically realized from August 1 to December 31 of each year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results for additional information.

Item 1A. Risk Factors

Our reportable segments are sensitive to economic conditions, consumer spending, shifts in fashion and industry and demographic conditions.

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

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. Our inability to effectively determine these changes may lead to higher seasonal inventory levels and a future need to increase markdowns to liquidate our inventory. Compared to our Retail segment, our Wholesale segment is more sensitive to changes in fashion trends because of longer lead times in the manufacturing and sale of its apparel. Our fashion decisions constitute a material risk and may have an adverse effect on our financial condition and results of operations.

We may not be successful in expanding our business, opening new retail stores or extending our existing store leases.

Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis. We also must be able to effectively extend our existing store leases. Our operating complexity will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operating capabilities, and expand, train and manage our employee base. We may be unable to hire and train a sufficient number of qualified personnel or successfully manage our growth. Our expansion prospects also depend on a number of other factors, many of which are beyond our control, including, among other things, competition, the availability of financing for capital expenditures and working capital requirements and the availability of suitable sites for new store locations on acceptable lease terms. There can be no assurance that we will be able to achieve our store expansion goals, nor can there be any assurance that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable revenue and profitability levels, we may incur significant costs associated with closing those stores.

We may not be successful expanding our business internationally.

Our current growth strategy includes plans to continue to open new stores internationally over the next several years. We have limited prior experience operating internationally, where we face established competitors. International stores have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ internationally, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Additionally, our ability to conduct business internationally may be adversely impacted by political and economic risks, as well as the global economy. Any differences that we encounter as we expand internationally, may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

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

The specialty retail segment and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, location, the breadth, quality, style, and availability of merchandise and the level of customer service offered and merchandise price. Our Anthropologie, Free People and Bhldn stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping in our Retail segment. We strive to offer a multichannel shopping experience for our direct-to-consumer customers and use social media and mobile applications as a way to interact with our customers and enhance their shopping experiences. Multichannel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. In addition, some of our suppliers offer products directly to consumers and certain of our competitors. Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of its wholesale product offerings, many of whose products have a wider distribution. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to difficult economic conditions our competitors may force a markdown or promotional sales environment which could hurt our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on effective marketing and high customer traffic.

We have many initiatives in our marketing programs particularly with regard to our websites and mobile applications. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate or maintain adequate and effective marketing could inhibit our ability to maintain brand relevance and drive increased sales.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business.

We believe that we have benefited substantially from the leadership and experience of our senior executives, including our co-founder, Chairman of the Board, Chief Executive Officer and President, Richard A. Hayne. The loss of the services of any of our senior executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. In addition, if our senior executives do not fully integrate within the structure of our management team and core business, we may be adversely affected. We do not have an employment agreement with Mr. Hayne, or any of our other key personnel. In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our ability to increase revenue and could otherwise harm our business.

We could be materially and adversely affected if any of our distribution centers are closed.

We operate six distribution and fulfillment facilities worldwide to support our Retail and Wholesale segments in the United States, Western Europe and Canada, and for fulfillment of catalog and website orders around the world. The merchandise purchased for our United States and Canadian retail store operations is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada. Merchandise purchased for our direct-to-consumer operations is shipped directly to our fulfillment centers in Trenton, South Carolina and Reno, Nevada. Merchandise purchased for our wholesale operations is shipped directly to our fulfillment center in Trenton, South Carolina. The merchandise purchased for our Western Europe retail and direct-to-consumer operations is shipped to Rushden, England. If any of our distribution centers were to close for any reason, the other distribution centers may not be able to support the resulting additional distribution demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

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

On August 22, 2012, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”), the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. Some of these conflict minerals are commonly used in many products, and may be used in some of the products we offer. These requirements will generally require companies to investigate, disclose and report annually whether or not conflict minerals, if used in the manufacture of the products offered by the company, originated from the Democratic Republic of Congo or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of certain of the products we offer. In addition, we may incur additional costs to comply with the disclosure requirements.

Our operating results fluctuate from period to period.

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion of operating income typically realized during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Any decrease in sales or margins during this period, or in the availability of working capital needed in the months preceding this period, could have a more material adverse effect on our business, financial condition and results of operations than in other periods. Seasonal fluctuations also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the back-to-school and holiday selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. We are not aware of any valid claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and intellectual property of others. Also, others may assert rights in, or ownership of our, trademarks and other intellectual property and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and/or otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and website orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

We may not be successful in introducing additional store concepts or brands.

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

Our operations, in particular our direct-to-consumer sales, are subject to numerous risks, including reliance on third-party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the information technology systems that operate our websites, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. If our information systems or other technologies are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Although we have not experienced any interruptions or shutdowns of our systems for any material length of time for the reasons described above, such disruptions could lead to delays in our business operations and, if significant, affect our sales and profitability. During the course of business, we obtain and transmit confidential customer information through our information technology systems. While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack, such a security breach or cyber-attack could adversely affect our business and operations, including damaging our reputation and our relationships with our customers, employees and investors and exposing us to risks of litigation and liability. While we believe we are diligent in selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks and we cannot assure that any future interruptions, shutdowns or unauthorized disclosures will not occur.

Manufacturer compliance with our social compliance program requirements.

We have a manufacturer compliance program that is monitored on a regular basis by our buying offices. Our production facilities are either certified as in compliance with our program, or areas of improvement are identified and corrective follow-up action is taken. All manufacturing facilities are required to follow applicable national labor laws, as well as international compliance standards regarding workplace safety, such as standards that require clean and safe working environments, clearly marked exits and paid overtime. We believe in protecting the safety and working rights of the people who manufacture the products we sell, while recognizing and respecting cultural and legal differences found throughout the world. We require our outside vendors to register through an online website and agree that they and their suppliers will abide by certain standards and conditions of employment.

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

We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution and fulfillment centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. Moreover, legal actions may be filed against us from time to time, including class actions. These actions may assert commercial, tort, intellectual property, customer, employment, data privacy, securities or other claims. We may also be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, the market price of our common shares, or our results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. We currently occupy approximately 404,000 square feet. We hold options on several adjacent buildings that are available for at least the next ten years to allow for additional expansion if necessary. During fiscal 2014, we began construction on two buildings that will expand our home offices an additional 133,000 square feet to accommodate our growth. One of these buildings was completed in fiscal 2014 and we anticipate the other to be completed during fiscal 2015. In addition, during fiscal 2014 we purchased another building in the Navy Yard that consists of approximately 122,000 square feet for future expansion. This building is currently leased to a third party.

Our European home offices are located in London, England and consist of three leased properties totaling approximately 13,000 square feet. The leased properties have varying lease term expirations through 2024.

Our North American retail stores are supported by two distribution facilities. We own a 291,000 square foot distribution center in Lancaster County, Pennsylvania, which supports approximately half of our retail stores. We lease a distribution facility in Reno, Nevada. The Nevada facility is approximately 214,500 square feet and supports the remaining half of our retail stores. The term of this operating lease is set to expire in 2017 with Company options to renew for up to an additional ten years.

We operate a 459,000 square foot fulfillment center in Trenton, South Carolina, which houses merchandise distributed through our Retail and Wholesale segments. The operating lease for the Trenton center is set to expire in 2016.

In September 2012, we completed the construction of a 463,000 square foot fulfillment center in Reno, Nevada that we own and operate to support the Retail segment. In fiscal 2014, we relocated our customer contact center to Martinez, Georgia. This leased facility consists of approximately 40,000 square feet and has a lease term expiring in fiscal 2019 with three five year renewal options.

We lease separate distribution and fulfillment centers in Rushden, England to support our retail and direct-to-consumer channels in Europe. The distribution center occupies approximately 98,000 square feet and the fulfillment center occupies approximately 142,000 square feet, which also includes our European customer contact center. The term of both of these leases are set to expire in September 2020.

Improvements in recent years, including those in fiscal 2014 described in Item 7: Management’s Discussion and Analysis—Liquidity and Capital Resources, were necessary to adequately support our growth. We believe we may need to further expand the square footage of our home office and distribution facilities to support our growth over the next several years. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2014, by Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn was approximately 2,031,000, 1,318,000, 131,000, 36,000 and 6,700, respectively. Terrain also utilizes outdoor space to sell seasonal items, live plants, accessories and outdoor furniture. The average store selling square feet is approximately 8,800 for Urban Outfitters, 7,100 for Anthropologie and 1,500 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

The following table shows the location of each of our existing retail stores, as of January 31, 2014:

	Urban Outfitters	Anthropologie	Free People	Terrain	Bhldn	Total
United States:
Alabama	1	2	1	—	—	4
Arizona	4	4	2	—	—	10
Arkansas	—	1	—	—	—	1
California	40	32	20	—	—	92
Colorado	3	3	3	—	—	9
Connecticut	4	4	2	1	—	11
Delaware	1	1	—	—	—	2
District of Columbia	2	2	—	—	—	4
Florida	9	10	2	—	—	21
Georgia	4	4	3	—	—	11
Idaho	1	1	—	—	—	2
Illinois	9	8	4	—	1	22
Indiana	3	1	1	—	—	5
Kansas	1	1	—	—	—	2
Kentucky	1	2	—	—	—	3
Louisiana	2	2	1	—	—	5
Maine	1	—	—	—	—	1
Maryland	3	5	2	—	—	10
Massachusetts	8	6	5	—	—	19
Michigan	3	4	1	—	—	8
Minnesota	2	4	1	—	—	7
Mississippi	—	1	1	—	—	2
Missouri	2	2	1	—	—	5
Nebraska	1	1	—	—	—	2
Nevada	2	2	1	—	—	5
New Jersey	7	10	4	—	—	21
New Mexico	1	1	—	—	—	2
New York	18	10	9	—	—	37
North Carolina	3	4	1	—	—	8
Ohio	3	4	2	—	—	9
Oklahoma	—	2	—	—	—	2
Oregon	2	2	2	—	—	6
Pennsylvania	6	5	4	1	—	16
Rhode Island	1	1	—	—	—	2
South Carolina	2	3	—	—	—	5
Tennessee	3	5	2	—	—	10
Texas	11	12	7	—	1	31
Utah	1	1	1	—	—	3
Vermont	1	—	—	—	—	1
Virginia	4	6	2	—	—	12
Washington	4	3	3	—	—	10
Wisconsin	2	2	—	—	—	4

Total United States	176	174	88	2	2	442

	Urban Outfitters	Anthropologie	Free People	Terrain	Bhldn	Total
Canada:
Alberta	2	2	1	—	—	5
British Columbia	2	2	—	—	—	4
Ontario	6	4	1	—	—	11
Quebec	4	1	—	—	—	5

Total Canada	14	9	2	—	—	25
Europe:
Belgium	2	—	—	—	—	2
Denmark	1	—	—	—	—	1
Germany	6	—	—	—	—	6
Ireland	2	—	—	—	—	2
Netherlands	1	—	—	—	—	1
Sweden	1	—	—	—	—	1
United Kingdom	27	4	—	—	—	31

Total Europe	40	4	—	—	—	44

Global Total	230	187	90	2	2	511

In addition to the stores listed above, Free People also operates wholesale sales and showroom facilities in New York City, London, Los Angeles and Chicago that are leased through 2017, 2018, 2019 and 2019, respectively. Through our exclusive distribution and marketing agreement with World Co., Ltd., we operate a wholesale sales and showroom facility in Tokyo.

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

Market Information

	High	Low
Fiscal 2014
Quarter ended April 30, 2013	$44.15	$38.18
Quarter ended July 31, 2013	$44.96	$38.11
Quarter ended October 31, 2013	$44.15	$35.00
Quarter ended January 31, 2014	$40.45	$35.26

Fiscal 2013
Quarter ended April 30, 2012	$31.36	$26.23
Quarter ended July 31, 2012	$31.81	$25.43
Quarter ended October 31, 2012	$40.65	$29.36
Quarter ended January 31, 2013	$43.81	$34.38

Holders of Record

On March 26, 2014 there were 112 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 30, 2009 and ending January 31, 2014, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/30/09 in stock or index, including reinvestment of dividends.

Fiscal years ending January 31.

	Base Period Jan-09	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-10	Jan-11	Jan-12	Jan-13	Jan-14
Urban Outfitters Inc.	$100.00	$202.63	$217.08	$170.10	$274.73	$229.91
S&P 500	$100.00	$133.14	$162.68	$169.55	$198.00	$240.61
S&P 500 Apparel Retail	$100.00	$197.74	$259.62	$342.37	$453.47	$520.13

Item 6. Selected Financial Data

The following table sets forth selected consolidated income statement and balance sheet data for the periods indicated. The selected consolidated income statement and balance sheet data for each of the five fiscal years presented below is derived from our consolidated financial statements. The data presented below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and the related notes thereto, which appear elsewhere in this Annual Report on Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Fiscal Year Ended January 31,
	2014	2013	2012	2011	2010
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$3,086,608	$2,794,925	$2,473,801	$2,274,102	$1,937,815
Gross profit	1,161,342	1,031,531	860,536	936,620	786,145
Income from operations	426,831	374,285	284,725	414,203	338,984
Net income	282,360	237,314	185,251	272,958	219,893
Net income per common share—basic	$1.92	$1.63	$1.20	$1.64	$1.31
Weighted average common shares outstanding—basic	147,014,869	145,253,691	154,025,589	166,896,322	168,053,502
Net income per common share—diluted	$1.89	$1.62	$1.19	$1.60	$1.28
Weighted average common shares outstanding—diluted	149,225,906	146,663,731	156,191,289	170,333,550	171,230,245

Balance Sheet Data:
Working capital	$663,150	$622,089	$363,526	$592,953	$617,664
Total assets	2,221,214	1,797,211	1,483,708	1,794,321	1,636,093
Total liabilities	527,044	442,623	417,440	382,773	339,318
Total shareholders’ equity	$1,694,170	$1,354,588	$1,066,268	$1,411,548	$1,296,775

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an omni-channel retailer operating two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn brands, whose merchandise is sold directly to our customers through retail stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2014 ended on January 31, 2014.

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we now source these products utilizing single SKUs based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us to fill orders that otherwise may have been cancelled due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

Retail Segment

As of January 31, 2014, we operated 230 Urban Outfitters stores of which 176 were located in the United States, 14 were located in Canada and 40 were located in Europe. During fiscal 2014, we opened 16 new Urban Outfitters stores, of which 10 were located in the United States, one was located in Canada, and five were located in Europe. During the year ended January 31, 2014, Urban Outfitters closed one store located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in North America and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear, beauty, accessories and sporting apparel and gear, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 36.3% and 8.1% of consolidated net sales, respectively, for fiscal 2014, compared to 39.2% and 8.2%, respectively, for fiscal 2013.

As of January 31, 2014, we operated 187 Anthropologie stores, of which 174 were located in the United States, nine were located in Canada and four were located in Europe. During fiscal 2014, we opened nine new Anthropologie stores, of which seven were located in the United States, one was located in Canada and one was located in Europe. During the year ended January 31, 2014, Anthropologie closed two stores located in the United States due to lease expirations. Anthropologie operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie also offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, shoes, home furnishings and a diverse array of gifts and decorative items. We plan to open additional stores over the next several years. Anthropologie’s North American and European Retail segment net sales accounted for approximately 39.8% and 1.2% of consolidated net sales, respectively, for fiscal 2014, compared to 38.8% and 1.1%, respectively, for fiscal 2013.

As of January 31, 2014, we operated 90 Free People stores, of which 88 were located in the United States and two were located in Canada. During fiscal 2014, we opened 13 new Free People stores, all of which were located in the United States. Free People operates websites in North America and in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog offering select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 7.7% of consolidated net sales for fiscal 2014, compared to approximately 6.2% for fiscal 2013.

As of January 31, 2014, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2014 and 2013, respectively.

As of January 31, 2014, we operated two Bhldn stores and a website that offers customers access to all product offerings of the Bhldn brand. We also operate shop-within-shop locations within our Anthropologie stores that offer a comparable product assortment to our standalone stores and website. Bhldn offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Bhldn’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2014 and 2013, respectively.

For all brands combined, we plan to open approximately 35 to 40 new stores during fiscal 2015, including 13 Urban Outfitters stores, 13 Anthropologie stores and 12 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters and dresses are sold worldwide through approximately 1,400 better department and specialty stores worldwide, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor, Selfridges, our own Free People stores, and in Japan through an exclusive distribution and marketing agreement with World Co., Ltd. Free People’s Wholesale segment net sales accounted for approximately 5.8% of consolidated net sales for fiscal 2014, compared to 5.3% in fiscal 2013.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.” We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Revenue is recognized by the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized by the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in our Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially higher than our estimate, sales returns would be adjusted in the future. As of January 31, 2014 and 2013, reserves for estimated sales returns totaled $17.1 million and $14.4 million, representing 3.2% and 3.3% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of January 31, 2014 and January 31, 2013 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to Consolidated Financial Statements)) are considered temporary and therefore are excluded from earnings and are reported as a component of “ Other comprehensive income” in the Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2014 and 2013 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Net inventories as of January 31, 2014 and January 31, 2013 totaled $311.2 million and $282.4 million, representing 14.0% and 15.7% of total assets, respectively. Any significant unanticipated changes in the risk factors noted within this report could have a significant impact on the value of our inventories and our reported operating results.

Adjustments to provisions related to the net realizable value of our inventories are primarily based on the market value of our annual physical inventories, cycle counts and recent historical trends. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves and related inventories to increase over time as we increase our sales.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2014 and January 31, 2013 totaled $806.9 million and $733.4 million, representing 36.3% and 40.8% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-

standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the undiscounted cash flows are less than the carrying amount of the assets. For fiscal 2014, 2013 and 2012, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2014 and January 31, 2013 totaled $66.8 million and $41.1 million representing, 3.0% and 2.3% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $0.1 million as of January 31, 2014 and $2.1 million as of January 31, 2013. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Our tax liability for uncertain tax positions contains uncertainties because we are required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results may differ, and we may be exposed to losses or gains that could be material.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We are required to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual disputes or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

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

Additionally, we make certain estimates about the number of awards which will become vested under performance-based incentive plans. We record expense for performance-based awards based on our current expectations of the probable number of shares that will ultimately vest. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.4	63.1	65.2

Gross profit	37.6	36.9	34.8
Selling, general and administrative expenses	23.8	23.5	23.3

Income from operations	13.8	13.4	11.5
Interest income	0.1	0.1	0.2
Other income	—	—	—
Other expenses	—	(0.1)	—

Income before income taxes	13.9	13.4	11.7
Income tax expense	4.7	4.9	4.2

Net income	9.2%	8.5%	7.5%

Period over Period Change:
Net sales	10.4%	13.0%	8.8%
Gross profit	12.6%	19.9%	-8.1%
Income from operations	14.0%	31.5%	-31.3%
Net income	19.0%	28.1%	-32.1%

Fiscal 2014 Compared to Fiscal 2013

Net sales in fiscal 2014 increased by 10.4% to $3.1 billion, from $2.8 billion in fiscal 2013. The $291.7 million increase was attributable to a $262.7 million, or 9.9%, increase in Retail segment net sales and a $29.0 million, or 19.5%, increase in Wholesale segment net sales.

The growth in Retail segment net sales during fiscal 2014 was driven by increases of $144.2 million, or 6.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and $118.5 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 31.7% and 10.1% at Free

People and Anthropologie, respectively, and was partially offset by a decrease of 0.6% at Urban Outfitters. The increase in Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel for all brands and positive comparable store net sales at Anthropologie and Free People. Direct-to-consumer net sales were driven by an increase in website and mobile application traffic, a higher average order value and an improved conversion rate. The positive comparable store net sales resulted from increases in units per transaction and transactions, which were partially offset by a decrease in average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 87 new stores in fiscal 2014 and 2013 that were not in operation for the full comparable periods. Thus far during the first quarter of fiscal 2015, comparable Retail segment net sales are low single-digit negative.

The increase in Wholesale segment net sales in fiscal 2014 was due to higher sales to both specialty and department stores driven by increases in transactions.

Gross profit rates in fiscal 2014 increased to 37.6% of net sales, or $1.2 billion, from 36.9% of net sales, or $1.0 billion, in fiscal 2013. The increase in the gross profit rate was primarily due to improved merchandise margins largely due to significant improvement in the Anthropologie brand markdown rate. This improvement was partially offset by increased markdowns at the Urban Outfitters brand in North America. The increased penetration of the direct-to-consumer channel continued to drive store occupancy leverage and delivery expense deleverage. Total inventories at January 31, 2014 increased by $28.8 million, or 10.2%, to $311.2 million from $282.4 million at January 31, 2013. This increase was primarily related to the acquisition of inventories to stock new and non-comparable stores. Comparable Retail segment inventories as of January 31, 2014 grew 2.5%.

Selling, general and administrative expenses as a percentage of net sales increased during fiscal 2014 to 23.8%, compared to 23.5% for fiscal 2013, primarily due to increases in marketing expenses. Selling, general and administrative expenses increased by $77.3 million, or 11.8%, to $734.5 million in fiscal 2014, from $657.2 million in fiscal 2013. The dollar increase over the prior year was primarily related to the operating expenses of new stores and increased marketing expenses to support our customer acquisition and retention programs.

Income from operations increased to 13.8% of net sales, or $426.8 million, for fiscal 2014 compared to 13.4% of net sales, or $374.3 million, for fiscal 2013.

Our annual effective income tax rate for fiscal 2014 decreased to 34.0% of income before income taxes compared to 36.8% of income before income taxes for fiscal 2013. The decrease in the fiscal 2014 effective tax rate is due to a higher percentage of foreign taxable income in fiscal 2014, which carries a lower tax rate, a decrease in valuation allowances for foreign operating loss carryforwards and certain nonrecurring tax adjustments. See Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate. We expect the tax rate for fiscal 2015 to be approximately 35.0%.

Fiscal 2013 Compared to Fiscal 2012

Net sales in fiscal 2013 increased by 13.0% to $2.8 billion, from $2.5 billion in the prior fiscal year. The $321.1 million increase was attributable to a $305.5 million, or 13.1%, increase in Retail segment net sales and a $15.6 million, or 11.8%, increase in our Wholesale segment net sales.

The growth in Retail segment net sales during fiscal 2013 was driven by increases of $157.7 million in non-comparable and new store net sales and $147.8 million, or 6.9%, in Retail segment comparable net sales, which includes our direct-to-consumer channel. Our total company comparable Retail segment net sales increase was comprised of increases of 21.8%, 8.0% and 3.6% at Free People, Urban Outfitters and Anthropologie, respectively, and was driven by continued growth in the direct-to-consumer channel partially offset by negative comparable store net sales. The increase in net sales attributable to non-comparable and new stores was primarily the result of opening 106 new stores in fiscal 2013 and 2012 that were not in operation for the full comparable periods. The direct-to-consumer net sales increase was driven by increased traffic to our websites, which was partially offset by a decline in average order value and conversion rate. The negative comparable store net sales resulted from decreases in average units per transaction and average unit sales prices, partially offset by an increase in transactions.

The increase in our Free People wholesale net sales of $21.1 million, or 16.6%, was driven by an increase in transactions, which was partially offset by a decline in average unit selling prices. The Free People wholesale net sales increase was partially offset by a $5.5 million decline in Leifsdottir net sales resulting from the discontinuation of wholesale distribution of the Leifsdottir brand, which began in the first quarter of fiscal 2012 and was principally completed by the end of the second quarter of fiscal 2012.

Gross profit rates in fiscal 2013 increased to 36.9% of net sales, or $1.0 billion, from 34.8% of net sales, or $860.5 million, in fiscal 2012. The increase in the rate was primarily due to a reduction in merchandise markdowns. Total Company inventories at January 31, 2013 increased by $32.3 million, or 12.9%, to $282.4 million from $250.1 million at January 31, 2012. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores and to support the significant growth in the direct-to-consumer channel. Comparable Retail segment inventories as of January 31, 2013 grew 5.7%.

Selling, general and administrative expenses, as a percentage of net sales for fiscal 2013, increased to 23.5% of net sales versus 23.3% of net sales for fiscal 2012. This increase was primarily due to the deleveraging of direct selling controllable expenses driven by negative comparable store net sales. In fiscal 2013, selling, general and administrative expenses increased by $81.4 million, or 14.1%, to $657.2 million, from $575.8 million in fiscal 2012. The dollar increase over the prior year is primarily related to the operating expenses of new and non-comparable stores.

Income from operations increased to 13.4% of net sales, or $374.3 million, for fiscal 2013 compared to 11.5% of net sales, or $284.7 million, for fiscal 2012.

Our annual effective income tax rate for fiscal 2013 increased to 36.8% of income before income taxes compared to 35.9% of income before income taxes for fiscal 2012. The increase in the fiscal 2013 effective tax rate is partially due to certain nonrecurring state and foreign tax adjustments. See Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $890.3 million as of January 31, 2014 as compared to $623.4 million as of January 31, 2013 and $362.0 million as of January 31, 2012. The

$266.9 million increase in cash, cash equivalents and marketable securities during fiscal 2014 was primarily a result of $423.2 million from cash provided by operating activities, partially offset by $186.1 million cash paid for property and equipment.

Cash provided by operating activities for fiscal 2014, increased by $27.5 million to $423.2 million from $395.7 million in fiscal 2013. The increase primarily consists of changes in working capital driven by the timing of accounts payable disbursements. Our working capital as of year-end for fiscal years 2014, 2013 and 2012 was $663.2 million, $622.1 million and $363.5 million, respectively. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents and marketable securities.

Cash used in investing activities during fiscal 2014 was $462.2 million, consisting of $186.1 million used primarily for the construction of new stores and the expansion of our home offices and $276.1 million in net purchases of marketable securities.

Cash provided by financing activities during fiscal 2014 of $33.7 million was primarily related to the exercise of stock options and related tax benefits on stock option exercises.

During the last three years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to open new stores, purchase inventories and expand our fulfillment and home office facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations. Cash paid for property and equipment for fiscal 2014, 2013 and 2012 were $186.1 million, $168.9 million, and $190.0 million, respectively, and were primarily used to expand and support our store base, home offices and distribution and fulfillment facilities.

During fiscal 2015, we plan to construct and open approximately 35 to 40 new stores, renovate certain existing stores, continue to expand our home offices in Philadelphia, Pennsylvania, increase our fulfillment capabilities, upgrade our systems, increase our investments in omni-channel marketing and purchase inventories for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2015, we plan to continue our investment in these initiatives for all brands. We plan to increase the level of capital expenditures during fiscal 2015 to approximately $215 to $235 million. We believe that our new store investments have the potential to generate positive cash flow within a year. We believe the expansion of our fulfillment and home office facilities is necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

On August 27, 2013, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. We repurchased and subsequently retired 0.3 million common shares at a total cost of $10.7 million during fiscal 2014. The average cost per share of the repurchases for fiscal 2014 was $35.61, including commissions.

On February 28, 2006, a stock repurchase authorization by our Board of Directors allowed us to repurchase up to 8.0 million common shares. On November 16, 2010 and August 25, 2011, two additional stock repurchase authorizations by our Board of Directors allowed us to repurchase, in aggregate, 20.0 million additional common shares. We repurchased all of the remaining outstanding shares available under these authorizations during fiscal 2012. During fiscal 2012, we repurchased and retired 20.5 million common shares for approximately $538.3 million.

In addition to the shares repurchased under the share repurchase program, during fiscal 2014 and 2012, we acquired and subsequently retired 9,520 and 282,813 common shares at a total cost of $0.4 million and $7.2 million, respectively, from employees to meet minimum statutory tax withholding requirements.

Subsequent to January 31, 2014, we repurchased and retired 4,523,220 common shares at a total cost of $162.0 million or an average cost of $35.83 per share, including commissions.

On April 25, 2011, we amended our line of credit facility (the “Line”) with Wells Fargo Bank, National Association. This amendment extended the term of the Line for three years, increased the accordion feature from $100.0 million to $175.0 million, reduced the interest rate margin for certain cash advances and modified certain financial covenants and terms. The Line has been subsequently amended from time to time to join certain subsidiaries as borrowers and guarantors, to revise certain financial covenants, and to use the accordion feature of the Line to increase the total available credit under the Line to $175.0 million. The Line contains a sub-limit for borrowings by our European subsidiaries that are guaranteed by us. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects us to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on our capital expenditures and the payment of cash dividends. As of and during the year ended January 31, 2014, there were no borrowings under the Line and we were in compliance with all covenants under the Line. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $69.8 million as of January 31, 2014. The available credit under the Line was $105.2 million as of January 31, 2014.

On March 27, 2014, we amended and restated our existing line of credit facility with Wells Fargo Bank, National Association (“the Amended and Restated Line”). The Amended and Restated Line is a five year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Amended and Restated Line contains a sub-limit for borrowings by our subsidiaries that are guaranteed by us. Under the terms of the Amended and Restated Line, at the borrowers’ option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Amended and Restated Line subjects us to various restrictive covenants, including maintenance of certified financial covenants. We expect the Amended and Restated Line to satisfy our credit needs through at least fiscal 2015.

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,801,125	$244,145	$451,971	$379,733	$725,276
Purchase orders (2)	367,003	367,003	—	—	—
Construction contracts (3)	29,350	29,350	—	—	—
Tax contingencies (4)	1,614	1,614	—	—	—

Total contractual obligations	$2,199,092	$642,112	$451,971	$379,733	$725,276

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 26 locations where a percentage of sales are paid in lieu of a fixed minimum rent that are not reflected in the above table. Total rent expense related to these 26 locations was approximately $4,036 for fiscal 2014. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our current contractual payments for these locations. Amounts noted above include commitments for 27 executed leases for stores not opened as of January 31, 2014.
(2)	Our merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.
(3)	Includes construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.
(4)	Tax contingencies include $1,614 that is classified as a current liability in the Company’s Consolidated Balance Sheets as of January 31, 2014. Tax contingencies in the table above do not show an existing liability of $4,306 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $4,306 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2014.

Commercial Commitments

	Total Amounts Committed	Amount of Commitment Per Period (in thousands)
Description		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (1)	$58,461	$58,461	$—	$—	$—
Standby letters of credit (2)	11,327	11,327	—	—	—

Total commercial commitments	$69,788	$69,788	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.
(2)	Consists primarily of standby letters of credit for customs, construction and insurance.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2014, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Issued and Adopted Accounting Pronouncements,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

Seasonality and Quarterly Results

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion typically realized from August 1 to December 31 of each year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Fiscal 2014 Quarter Ended (1)
	April 30, 2013	July 31, 2013	Oct. 31, 2013	Jan. 31, 2014
	(dollars in thousands, except per share data)
Net sales	$648,177	$758,524	$774,049	$905,858
Gross profit	238,809	298,243	292,285	332,005
Net income	47,058	76,363	70,257	88,682
Net income per common share—basic	0.32	0.52	0.48	0.60
Net income per common share—diluted	0.32	0.51	0.47	0.59

As a Percentage of Fiscal Year:
Net sales	21%	25%	25%	29%
Net income	17%	27%	25%	31%

	Fiscal 2013 Quarter Ended (1)
	April 30, 2012	July 31, 2012	Oct. 31, 2012	Jan. 31, 2013
	(dollars in thousands, except per share data)
Net sales	$568,930	$676,269	$692,894	$856,832
Gross profit	202,479	254,505	260,851	313,696
Net income	33,957	61,292	59,517	82,548
Net income per common share—basic	0.24	0.42	0.41	0.57
Net income per common share—diluted	0.23	0.42	0.40	0.56

As a Percentage of Fiscal Year:
Net sales	20%	24%	25%	31%
Net income	14%	26%	25%	35%

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services, the value of foreign currencies in relation to the U.S. dollar, and changes in interest rates. Due to our inventory turnover rate and our historical ability to pass through the impact of any generalized changes in our cost of goods to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase the majority of our merchandise in U.S. dollars, including a portion of the goods for our stores located in Canada and Europe.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of January 31, 2014 and 2013, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “A” or better, municipal and pre-refunded municipal bonds rated “A” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “A” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

During the first quarter of fiscal 2014, we sold all of our remaining Auction Rate Securities (“ARS”) for $4,580 in cash. Our ARS had a par value and a recorded fair value of $4,925 and $4,330, respectively, prior to the sale and as of January 31, 2013.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results and from our consolidated financial statements and related notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2014.

The effectiveness of internal control over financial reporting as of January 31, 2014 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 39 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 27, 2014, we amended and restated our existing line of credit facility with Wells Fargo Bank, National Association (“the Amended and Restated Line”). The Amended and Restated Line is a five year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Amended and Restated Line contains a sub-limit for borrowings by our subsidiaries that are guaranteed by us. Under the terms of the Amended and Restated Line, at the borrowers’ option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Amended and Restated Line subjects us to various restrictive covenants, including maintenance of certified financial covenants. We expect the Amended and Restated Line to satisfy our credit needs through at least fiscal 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated April 1, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	66	Chairman of the Board, Chief Executive Officer and President
Francis J. Conforti	38	Chief Financial Officer
Glen A. Bodzy	61	General Counsel and Secretary
Margaret A. Hayne	55	President, Free People Brand, Chief Creative Officer and Director
Calvin Hollinger	49	Chief Administrative Officer
Tedford G. Marlow	62	CEO of Urban Outfitters Group
David W. McCreight	50	CEO of Anthropologie Group
Wendy B. McDevitt	49	President, Terrain Brand
Edward N. Antoian (2)	58	Director
Scott A. Belair (2)(3)	66	Director
Harry S. Cherken, Jr. (1)	64	Director
Joel S. Lawson III (2)(3)	66	Director
Robert H. Strouse (1)(3)	65	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since the Company’s incorporation in 1976. Mr. Hayne served as the Company’s principal executive officer until 2007 and again, beginning in January 2012. Margaret A. Hayne, President, Free People Brand, Chief Creative Officer and Director, is Mr. Hayne’s spouse. Mr. Hayne’s long tenure leading the Company as Chairman of the Board and President, his tenure as principal executive officer, and his exceptional leadership skills make him uniquely qualified to serve as a director.

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

Ms. Hayne joined the Company in August 1982. She is a 38 year veteran of the retail and wholesale industry and has served as President, Free People Brand, since March 2007 and as Chief Creative Officer since November 2013. Richard A. Hayne, the Company’s current Chairman, Chief Executive Officer and President, is Ms. Hayne’s spouse.

Mr. Hollinger joined the Company in November 2004 as Chief Information Officer. In July 2013, Mr. Hollinger was promoted to Chief Administrative Officer, with areas of responsibility including information technology, logistics, construction and facilities, talent acquisition and executive development, customer contact center, compensation and European operations.

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

Mr. Antoian is a Managing Partner at Chartwell Investment Partners, an investment advisory firm, where he has worked since its inception in 1997. He is also a partner and Chief Investment Officer for Zeke Capital Advisors, a financial advisory firm. In addition, Mr. Antoian is the General Partner of Zeke, L.P., a privately offered long-short equity hedge fund. From 1984 until 1997, Mr. Antoian was the Senior Portfolio Manager of Delaware Management Co. Prior to that, Mr. Antoian worked at E.F. Hutton in Institutional Sales, and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of a not-for-profit entity.

Mr. Belair co-founded Urban Outfitters in 1970 and has not been an employee since 1971, prior to incorporation of the Company in 1976. He has served as Principal of The ZAC Group, a financial advisory firm, since 1989. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc. (HCBK), and Hudson City Savings Bank. He holds an MBA degree and has financial and investment expertise, including financial reporting expertise, as a result of his significant experience as a CPA, financial advisor, and former chief financial officer in the financial services industry. As a co-founder of the Company, Mr. Belair has been involved with the Company from its inception, and accordingly has a comprehensive understanding of and perspective on its overall business and strategic direction.

Mr. Cherken has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm, and has served as Co-Chair of its

Real Estate Group. As a real estate lawyer with over 37 years’ experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with real estate transactions, including negotiating real estate transactions and leases on behalf of the Company. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities.

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

Code of Conduct and Ethics

We have a written Code of Conduct and Ethics that applies to our Directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of our confidential information, accepting gifts and business courtesies, compliance with anti-bribery and illegal payment laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code of Conduct and Ethics is available on our website at www.urbanoutfittersinc.com. We intend to post any amendments to our Code of Conduct and Ethics and also to disclose any waivers (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Consolidated Financial Statements filed herewith are listed in the accompanying index on page F-1.

(2) Financial Statement Schedule

None

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The file number for each exhibit incorporated by reference is 000-22754 unless otherwise provided.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No.2 to the Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 12, 2012.

10.1*	Second Amended and Restated Credit Agreement, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association.

10.2*	Seventh Amended and Restated Note, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association.

10.3+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 25, 2005.

Exhibit Number	Description

10.4+	Urban Outfitters 401(k) Savings Plan (formerly known as The Urban Outfitters, Inc. PROFIT SHARING FUND prior to July 1, 1999) is incorporated by reference to Exhibit 10.4 of the Company’s Amendment No.2 to the Registration Statement on Form S-1/A (file no. 033-69378) filed on November 3, 1993.

10.5+	2000 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 17, 2000.

10.6+	2008 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2013.

10.7+	Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

10.8+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.9+	Form of 2004 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.10+	Form of 2004 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form8-K filed on June 18, 2009.

10.11+	Form of 2004—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.12+	Form of 2004 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2010.

10.13+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.14+	Form of 2008 Plan—Non-Employee Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.15+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on June 18, 2009.

10.16+	Form of 2008 Plan—Performance Stock Unit Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.17+	Form of 2008 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2010.

10.18+	Form of 2008 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

10.19+	Form of 2008 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

Exhibit Number	Description

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2014	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, Chief Executive Officer and President	April 1, 2014

/s/ FRANCIS J. CONFORTI Francis J. Conforti (Principal Financial Officer)	Chief Financial Officer	April 1, 2014

/s/ EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2014

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 1, 2014

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 1, 2014

/s/ MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2014

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 1, 2014

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 1, 2014

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2014

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$242,058	$245,327
Marketable securities	281,813	228,486
Accounts receivable, net of allowance for doubtful accounts of $1,711 and $1,681, respectively	55,161	39,519
Inventories	311,207	282,411
Prepaid expenses and other current assets	75,968	61,827
Deferred taxes	28,773	14,714

Total current assets	994,980	872,284
Property and equipment, net	806,909	733,416
Marketable securities	366,422	149,585
Deferred income taxes and other assets	52,903	41,926

Total Assets	$2,221,214	$1,797,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,036	$99,059
Accrued compensation	41,085	31,095
Accrued expenses and other current liabilities	153,709	120,041

Total current liabilities	331,830	250,195
Deferred rent and other liabilities	195,214	192,428

Total Liabilities	527,044	442,623

Commitments and contingencies (see Note 13)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 147,309,575 and 146,015,767 shares issued and outstanding, respectively	15	15
Additional paid-in-capital	97,684	48,276
Retained earnings	1,597,439	1,315,079
Accumulated other comprehensive loss	(968)	(8,782)

Total Shareholders’ Equity	1,694,170	1,354,588

Total Liabilities and Shareholders’ Equity	$2,221,214	$1,797,211

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2014	2013	2012
Net sales	$3,086,608	$2,794,925	$2,473,801
Cost of sales	1,925,266	1,763,394	1,613,265

Gross profit	1,161,342	1,031,531	860,536
Selling, general and administrative expenses	734,511	657,246	575,811

Income from operations	426,831	374,285	284,725
Interest income	2,713	2,126	5,120
Other income	1,088	862	553
Other expenses	(3,114)	(1,701)	(1,567)

Income before income taxes	427,518	375,572	288,831
Income tax expense	145,158	138,258	103,580

Net income	$282,360	$237,314	$185,251

Net income per common share:
Basic	$1.92	$1.63	$1.20

Diluted	$1.89	$1.62	$1.19

Weighted-average common shares outstanding:
Basic	147,014,869	145,253,691	154,025,589

Diluted	149,225,906	146,663,731	156,191,289

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Net income	$282,360	$237,314	$185,251
Other comprehensive income (loss):
Foreign currency translation	7,194	1,455	(2,285)
Change in unrealized gains on marketable securities, net of tax	620	1,275	1,035

Total other comprehensive income (loss)	7,814	2,730	(1,250)

Comprehensive income	$290,174	$240,044	$184,001

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2011	164,413,427	$17	$27,603	$1,394,190	$(10,262)	$1,411,548
Comprehensive income	—	—	—	185,251	(1,250)	184,001
Share-based compensation	—	—	3,068	—	—	3,068
Stock options and awards	993,923	—	4,134	—	—	4,134
Excess tax benefit from share-based awards	—	—	8,995	—	—	8,995
Share repurchases	(20,774,343)	(2)	(43,800)	(501,676)	—	(545,478)

Balances as of January 31, 2012	144,633,007	$15	$—	$1,077,765	$(11,512)	$1,066,268
Comprehensive income	—	—	—	237,314	2,730	240,044
Share-based compensation	—	—	10,892	—	—	10,892
Stock options and awards	1,382,760	—	30,671	—	—	30,671
Excess tax benefit from share-based awards	—	—	6,713	—	—	6,713

Balances as of January 31, 2013	146,015,767	$15	$48,276	$1,315,079	$(8,782)	$1,354,588
Comprehensive income	—	—	—	282,360	7,814	290,174
Share-based compensation	—	—	15,742	—	—	15,742
Stock options and awards	1,603,628	—	35,218	—	—	35,218
Excess tax benefit from share-based awards	—	—	9,540	—	—	9,540
Share repurchases	(309,820)	—	(11,092)	—	—	(11,092)

Balances as of January 31, 2014	147,309,575	$15	$97,684	$1,597,439	$(968)	$1,694,170

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$282,360	$237,314	$185,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,664	118,664	108,112
(Benefit) provision for deferred income taxes	(28,505)	22,248	(12,150)
Excess tax benefits from stock option exercises	(9,540)	(6,713)	(8,995)
Share-based compensation expense	15,742	10,892	3,068
Loss on disposition of property and equipment, net	2,368	616	857
Changes in assets and liabilities:
Receivables	(15,368)	(2,917)	(251)
Inventories	(27,713)	(32,237)	(20,817)
Prepaid expenses and other assets	2,985	16,057	6,317
Payables, accrued expenses and other liabilities	68,162	31,756	21,310

Net cash provided by operating activities	423,155	395,680	282,702

Cash flows from investing activities:
Cash paid for property and equipment	(186,101)	(168,875)	(190,010)
Cash paid for marketable securities	(727,987)	(372,689)	(169,467)
Sales and maturities of marketable securities	451,866	207,576	414,769

Net cash (used in) provided by investing activities	(462,222)	(333,988)	55,292

Cash flows from financing activities:
Proceeds from the exercise of stock options	35,218	30,671	4,136
Excess tax benefits from stock option exercises	9,540	6,713	8,995
Share repurchases related to share repurchase program	(10,695)	—	(538,311)
Share repurchases related to taxes for share-based awards	(397)	—	(7,167)

Net cash provided by (used in) financing activities	33,666	37,384	(532,347)

Effect of exchange rate changes on cash and cash equivalents	2,132	978	(631)

(Decrease) increase in cash and cash equivalents	(3,269)	100,054	(194,984)
Cash and cash equivalents at beginning of period	245,327	145,273	340,257

Cash and cash equivalents at end of period	$242,058	$245,327	$145,273

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$159,628	$103,006	$120,847

Non-cash investing activities—Accrued capital expenditures	$20,889	$15,055	$21,955

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, websites, catalogs and mobile applications. As of January 31, 2014 and 2013, the Company operated 511 and 476 stores, respectively. Stores located in the United States totaled 442 as of January 31, 2014 and 415 as of January 31, 2013. Operations in Europe and Canada included 44 stores and 25 stores as of January 31, 2014, respectively, and 38 stores and 23 stores as of January 31, 2013, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to approximately 1,400 better department and specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2014 ended on January 31, 2014.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2014 and 2013, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Marketable Securities

All of the Company’s marketable securities as of January 31, 2014 and January 31, 2013 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income in the Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust) are considered temporary and therefore are excluded from earnings and are reported as a component of “Other comprehensive income” in the Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date. Available-for-sale securities such as auction rate securities that fail at auction and do not liquidate in the normal course are classified as non-current assets.

During the first quarter of fiscal 2014, the Company sold all of its remaining auction rate securities (“ARS”) for $4,580 in cash. The Company’s ARS had a par value and a recorded fair value of $4,925 and $4,330, respectively, prior to the sale and as of January 31, 2013.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2014, 2013 and 2012 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2014	$1,681	4,400	(4,370)	$1,711
Year ended January 31, 2013	$1,614	5,019	(4,952)	$1,681
Year ended January 31, 2012	$1,015	3,920	(3,321)	$1,614

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at January 31, 2014 and 2013 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s annual physical inventories, cycle counts and recent historical trends. The Company’s estimates generally have been accurate and its reserve methods have been applied on a consistent basis. The Company expects the amount of its reserves and related inventories to increase over time as it increases its sales.

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

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. Management believes there has been no material impairment of the Company’s long-lived assets as of January 31, 2014.

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

Revenue Recognition

Revenue is recognized by the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized by the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in the Company’s Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for custom orders are recorded as a liability and recognized as a sale upon delivery of the merchandise to the customer. These custom orders, typically for upholstered furniture, are not material. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company’s books until the card is redeemed by the customer, at which time the Company records the redemption of the card for merchandise as a sale, or when it is determined the likelihood of redemption is remote. The Company determines the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to the reduction of gift card liabilities for which the likelihood of redemption becomes remote are included in sales and are not material. The Company’s gift cards do not expire.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2014, 2013 and 2012 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2014	$14,448	64,313	(61,672)	$17,089
Year ended January 31, 2013	$10,967	49,412	(45,931)	$14,448
Year ended January 31, 2012	$11,367	41,034	(41,434)	$10,967

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

Shipping and Handling Revenues and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our websites. The catalog printing, paper, postage and other costs

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

are amortized over the period in which the customer responds to the marketing material determined based on historical customer response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog and related items are typically one to three months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,067 and $2,716 as of January 31, 2014 and 2013, respectively. Advertising expenses were $91,615, $81,944 and $71,684 for fiscal 2014, 2013 and 2012, respectively.

Start-up Costs

The Company expenses all start-up and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2014, 2013 and 2012, the Company did not capitalize any internally generated internal-use software development costs because substantially all costs were incurred during the planning and operating stages, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. Investment tax credits or grants are accounted for in the period earned. The Company files a consolidated United States federal income tax return (see Note 8, “Income Taxes” for a further discussion of income taxes). The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents include the effect of stock options, stock appreciation rights (“SAR’s”), restricted stock units (“RSU’s”) and performance stock units (“PSU’s”).

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income/loss. Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of ($1,388) and ($8,582) as of January 31, 2014 and January 31, 2013, respectively, and unrealized gains and (losses), net of tax, on marketable securities of $420 and ($200) as of January 31, 2014 and January 31, 2013, respectively. The tax effect of the unrealized gains and (losses) on marketable securities recorded in comprehensive income was ($378), ($672) and ($556) during fiscal 2014, 2013 and 2012, respectively. Gross realized gains and losses are included in other income in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within shareholders’ equity. Transactional gains and losses included in operating results for fiscal years 2014, 2013 and 2012 were not material.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing in high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issuer or issue, as well as providing limitations on investment maturities. The Company’s investment policy requires that the majority of its cash, cash equivalents and marketable securities are invested in corporate and municipal bonds rated “A” or better, commercial paper and federally insured or guaranteed investment vehicles such as certificates of deposit, United States treasury bills and federal government agencies. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company regularly evaluates the financial condition of its Wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update that amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example, unrealized gains or losses on available-for-sale securities or foreign currency translation) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income, but only if the entire amount reclassified must be reclassified to net income in the same reporting period (see Note 11, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss”). For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. This update became effective for the Company beginning February 1, 2013. Other than the change in presentation, this accounting standards update did not have an impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2014 and 2013 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2014
Short-term Investments:
Corporate bonds	$100,856	$56	$(41)	$100,871
Municipal and pre-refunded municipal bonds	85,000	98	(2)	85,096
Treasury bills	24,873	10	—	24,883
Certificates of deposit	35,844	13	(1)	35,856
Commercial paper	35,101	7	(1)	35,107

	281,674	184	(45)	281,813

Long-term Investments:
Corporate bonds	208,446	268	(162)	208,552
Municipal and pre-refunded municipal bonds	125,934	415	(8)	126,341
Treasury bills	21,551	21	—	21,572
Certificates of deposit	4,000	—	(2)	3,998
Federal government agencies	4,287	6	—	4,293
Mutual funds, held in rabbi trust	1,591	108	(33)	1,666

	365,809	818	(205)	366,422

	$647,483	$1,002	$(250)	$648,235

As of January 31, 2013
Short-term Investments:
Corporate bonds	$88,432	$106	$(23)	$88,515
Municipal and pre-refunded municipal bonds	63,355	85	(17)	63,423
Treasury bills	21,354	14	—	21,368
Certificates of deposit	40,870	25	—	40,895
Commercial paper	10,775	8	(2)	10,781
Federal government agencies	3,500	4	—	3,504

	228,286	242	(42)	228,486

Long-term Investments:
Corporate bonds	64,219	102	(61)	64,260
Municipal and pre-refunded municipal bonds	52,925	76	(60)	52,941
Treasury bills	19,724	13	—	19,737
Certificates of deposit	2,340	—	—	2,340
Federal government agencies	5,974	5	(2)	5,977
Auction rate securities	4,925	—	(595)	4,330

	150,107	196	(718)	149,585

	$378,393	$438	$(760)	$378,071

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Proceeds from the sale and maturities of available-for-sale securities were $451,866, $207,576 and $414,769 in fiscal 2014, 2013 and 2012, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized loss of $101 during fiscal 2014, a net realized gain of $248 during fiscal 2013 and a net realized gain of $1,171 during fiscal 2012. Amortization of discounts and premiums, net, resulted in a reduction of “Interest Income” of $10,932, $5,276 and $7,373 for fiscal years 2014, 2013 and 2012, respectively. Mutual funds held in an irrevocable rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (“NQDC”), which was established during the first quarter of fiscal 2014. These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income and not as a component of accumulated other comprehensive loss.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2014 and January 31, 2013, respectively.

	January 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$147,731	$(203)	$—	$—	$147,731	$(203)
Municipal and pre-refunded municipal bonds	6,291	(10)	—	—	6,291	(10)
Treasury bills	6,606	—	—	—	6,606	—
Certificates of deposit	12,746	(3)	—	—	12,746	(3)
Commercial paper	6,640	(1)	—	—	6,640	(1)
Federal government agencies	1,753	—	—	—	1,753	—
Mutual funds, held in rabbi trust	1,666	(33)	—	—	1,666	(33)

Total	$183,433	$(250)	$—	$—	$183,433	$(250)

	January 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$74,537	$(85)	$—	$—	$74,537	$(85)
Municipal and pre-refunded municipal bonds	42,826	(77)	1,413	—	44,239	(77)
Certificates of deposit	3,400	—	244	—	3,644	—
Commercial paper	2,994	(1)	—	—	2,994	(1)
Federal government agencies	1,998	(2)	—	—	1,998	(2)
Auction rate securities	—	—	4,330	(595)	4,330	(595)

Total	$125,755	$(165)	$5,987	$(595)	$131,742	$(760)

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

As of January 31, 2014 and 2013, there were a total of 219 and 342 securities with unrealized loss positions within the Company’s portfolio, respectively.

During the first quarter of fiscal 2014, the Company sold all of its remaining ARS for $4,580 in cash. The Company’s ARS had a par value and a recorded fair value of $4,925 and $4,330, respectively, prior to the sale in April 2013 and as of January 31, 2013. As of January 31, 2013, there was $595 of an unrealized loss position due to impairment of ARS held by the Company.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$309,423	$—	$—	$309,423
Municipal and pre-refunded municipal bonds	—	211,437	—	211,437
Treasury bills	46,455	—	—	46,455
Certificates deposit	—	39,854	—	39,854
Commercial paper	—	35,107	—	35,107
Federal government agencies	4,293	—	—	4,293
Mutual funds, held in rabbi trust	1,666	—	—	1,666

	$361,837	$286,398	$—	$648,235

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Marketable Securities Fair Value as of January 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$152,775	$—	$—	$152,775
Municipal and pre-refunded municipal bonds	—	116,364	—	116,364
Treasury bills	41,105	—	—	41,105
Certificates of deposit	—	43,235	—	43,235
Commercial paper	—	10,781	—	10,781
Federal government agencies	9,481	—	—	9,481
Auction rate securities	—	—	4,330	4,330

	$203,361	$170,380	$4,330	$378,071

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

Level 3 consists of financial instruments where there was no active market as of January 31, 2014 and 2013. During the first quarter of fiscal 2014, the Company sold all of its remaining ARS for $4,580 in cash. As a result, there were no Level 3 investments as of January 31, 2014. The Company’s ARS had a par value and a recorded fair value of $4,925 and $4,330, respectively, prior to the sale and as of January 31, 2013.

Below is a reconciliation of the beginning and ending ARS balances that the Company valued using a Level 3 valuation for the fiscal years ended January 31, 2014 and 2013.

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013
Balance at beginning of period	$4,330	$20,197
Total (losses)/gains realized/unrealized:
Included in earnings	(345)	—
Included in other comprehensive income	595	2,183
Settlements	(4,580)	(18,050)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$—	$4,330

Unrealized losses included in accumulated other comprehensive loss related to assets still held at reporting date	$—	$(595)

Total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at reporting date	$—	$—

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

5. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2014	2013
Land	$15,042	$5,900
Buildings	185,605	131,145
Furniture and fixtures	375,429	343,894
Leasehold improvements	809,789	778,951
Other operating equipment	161,933	140,012
Construction-in-progress	93,240	56,360

	1,641,038	1,456,262
Accumulated depreciation	(834,129)	(722,846)

Total	$806,909	$733,416

Depreciation expense for property and equipment for fiscal years ended 2014, 2013 and 2012 was $121,732, $113,388 and $100,739, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2014	2013
Gift certificates and merchandise credits	$44,311	$36,687
Accrued construction	20,939	15,030
Sales return reserves	17,089	14,448
Accrued sales taxes	12,379	12,660
Accrued rents and estimated property taxes	10,850	8,834
Other current liabilities	48,141	32,382

Total	$153,709	$120,041

7. Line of Credit Facility

The Company has a line of credit facility (the “Line”) with Wells Fargo Bank, National Association. During the second quarter of fiscal 2013, the Company used the accordion feature of the Line to increase the total available credit under the Line from $100 million to $175 million. The Line contains a sub-limit for borrowings by the Company’s European subsidiaries that are guaranteed by the Company. Cash advances bear interest at LIBOR plus 0.50% to 1.50% based on the Company’s achievement of prescribed adjusted debt ratios. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial ratios such as adjusted debt. The covenants also include limitations on the Company’s capital expenditures and the payment of cash dividends. As of

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

January 31, 2014, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $69,788 as of January 31, 2014. The available credit under the Line was $105,212 as of January 31, 2014.

On March 27, 2014, the Company amended and restated its existing line of credit facility with Wells Fargo Bank, National Association (“the Amended and Restated Line”). The Amended and Restated Line is a five year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at the Company’s discretion. The Amended and Restated Line contains a sub-limit for borrowings by the Company’s subsidiaries that are guaranteed by the Company. Under the terms of the Amended and Restated Line, at the borrowers’ option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Amended and Restated Line subjects the Company to various restrictive covenants, including maintenance of certified financial covenants. The Company expects the Amended and Restated Line to satisfy its credit needs through at least fiscal 2015.

8. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Domestic	$375,793	$340,536	$261,214
Foreign	51,725	35,036	27,617

	$427,518	$375,572	$288,831

The components of the provision for income tax expense are as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Current:
Federal	$139,848	$93,625	$93,244
State	20,530	15,746	14,199
Foreign	13,285	6,639	8,287

	$173,663	$116,010	$115,730

Deferred:
Federal	$(15,171)	$23,285	$(11,292)
State	(6,225)	(722)	124
Foreign	(7,109)	(315)	(982)

	(28,505)	22,248	(12,150)

	$145,158	$138,258	$103,580

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2014	2013	2012
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.2	3.1	3.2
Foreign taxes	(2.7)	(1.7)	(2.1)
Other	(0.5)	0.4	(0.2)

Effective tax rate	34.0%	36.8%	35.9%

The significant components of deferred tax assets and liabilities as of January 31, 2014 and 2013 are as follows:

	January 31,
	2014	2013
Deferred tax liabilities:
Prepaid expense	$(2,813)	$(2,794)
Depreciation	(48,362)	(56,434)

Gross deferred tax liabilities	(51,175)	(59,228)

Deferred tax assets:
Deferred rent	66,579	64,539
Inventories	5,624	3,357
Accounts receivable	3,063	2,093
Net operating loss carryforwards	2,601	4,356
Tax uncertainties	3,372	5,710
Accrued salaries and benefits	28,045	20,390
Other temporary differences	8,779	1,986

Gross deferred tax assets, before valuation allowances	118,063	102,431

Valuation allowances	(54)	(2,083)

Net deferred tax assets	$66,834	$41,120

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2014 and 2013, respectively, $39,513 and $26,555 were attributable to U.S. federal, $17,092 and $11,436 were attributed to state jurisdictions and $10,229 and $3,129 were attributed to foreign jurisdictions.

As of January 31, 2014, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9,732 that do not expire and certain U.S.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $2,979 that expire from 2017 through 2033. As of January 31, 2014, the Company had a full valuation allowance for certain foreign net operating loss carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2014 and 2013, the non-current portion of net deferred tax assets aggregated $38,061 and $26,406, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $204,262 as of January 31, 2014. These earnings are deemed to be permanently re-invested to finance growth programs. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Tax Benefit Reconciliation	January 31,
	2014	2013	2012
Balance at beginning of period	$7,895	$8,664	$7,758
Increases in tax positions for prior years	1,026	419	3,466
Decreases in tax positions for prior years	(305)	(929)	(310)
Increases in tax positions for current year	521	635	360
Settlements	(3,190)	(13)	(2,259)
Lapse in statute of limitations	(1,112)	(881)	(351)

Balance at end of period	$4,835	$7,895	$8,664

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $2,416 and $3,861 as of January 31, 2014 and 2013, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2014, 2013 and 2012, the Company recognized benefit/expense of $1,992, ($541) and $1,334, respectively, related to interest and penalties. The Company accrued $1,078 and $3,070 for the payment of interest and penalties as of January 31, 2014 and 2013, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During the year ended January 31, 2014, the Company settled its Internal Revenue Service examination for the periods ended January 31, 2011 and 2012. The Company has recognized the tax effect of this settlement for previous and future periods in the end of year balances. The Company’s state and foreign filings are generally subject to audit from fiscal 2004 to 2013. It is possible that the federal or any state examination may be resolved within twelve months. Due to the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2,007.

9. Share-Based Compensation

The Company’s 2008 and 2004 Stock Incentive Plans each authorize up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, non-qualified stock options, PSU’s or SAR’s. Awards under these plans generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee. As of January 31, 2014, there were 5,760,409 and 32,682 common shares available to grant under the 2008 and 2004 Stock Incentive Plans, respectively.

A lattice binomial pricing model (“the Model”) was used to estimate the fair value of stock options and SAR’s. The Model allows for assumptions such as the risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the award is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. The expected volatility is based on a weighted-average of the implied volatility and the Company’s most recent historical volatility.

Based on the Company’s historical experience, it has assumed an annualized forfeiture rate of 5% for its unvested share-based awards granted during the fiscal years ended January 31, 2014, 2013 and 2012. For share-based awards granted in previous years that remain unvested, an annualized forfeiture rate of 5% has been assumed. The Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2014, 2013 and 2012 was as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Stock options	$2,621	$2,214	$2,886
Stock appreciation rights	2,918	2,578	1,111
Performance stock units (1)(2)	9,956	6,124	(959)
Restricted stock units	247	(24)	30

Total	$15,742	$10,892	$3,068

(1)	Includes the reversal of $3,418 of previously recognized compensation expense in fiscal 2013, related to 320,200 PSU’s that will not vest as the achievement of the related performance target is not probable.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(2)	Includes the reversal of $8,800 of previously recognized compensation expense in fiscal 2012, related to 1,054,466 PSU’s, granted to a former executive officer of the Company, that will not vest due to the service requirement not being met.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2014, 2013 and 2012 was $5,976, $3,921 and $1,058, respectively.

Stock Options

The Company may grant stock options which generally vest over a period of three to five years. Stock options become exercisable over the vesting period in installments determined by the administrator, which can vary depending upon each individual grant. Stock options granted to non-employee directors generally vest over a period of one year. The following weighted-average assumptions were used in the Model to estimate the fair value of stock options at the date of grant:

	Fiscal Year Ended January 31,
	2014	2013	2012
Expected life, in years	3.5	3.6	3.5
Risk-free interest rate	0.6%	0.5%	0.9%
Volatility	36.0%	45.0%	50.0%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	4,316,740	$27.82
Granted	100,000	46.02
Exercised	(1,583,296)	22.24
Forfeited or Expired	(20,250)	36.14

Awards outstanding at end of year	2,813,194	31.55	2.3	$14,502
Awards outstanding expected to vest	2,803,242	31.55	2.3	$13,777

Awards exercisable at end of year	2,614,160	$31.00	2.3	$13,923

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes other information related to stock options during the years ended January 31, 2014, 2013 and 2012:

	Fiscal Year Ended January 31,
	2014	2013	2012
Weighted-average grant date fair value—per share	$9.67	$7.71	$10.36
Intrinsic value of awards exercised	$30,450	$19,544	$22,615
Net cash proceeds from the exercise of stock options	$35,218	$30,671	$4,136

The Company recognized tax benefits related to stock options of $10,312, $6,532 and $953 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2014, was $767, which is expected to be recognized over the weighted-average period of 0.6 years.

Stock Appreciation Rights

The Company may grant SAR’s which generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. The following weighted-average assumptions were used in the Model to estimate the fair value of SAR’s at the date of grant:

	Fiscal Year Ended January 31,
	2014	2013	2012
Expected life, in years	5.6	5.0	4.8
Risk-free interest rate	1.0%	0.9%	0.8%
Volatility	46.0%	48.2%	48.8%
Dividend rate	—	—	—

The following table summarizes the Company’s SAR activity for the fiscal year ended January 31, 2014:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	1,198,800	$31.15
Granted	27,500	39.06
Exercised	(63,400)	28.11
Forfeited or Expired	(60,425)	34.64

Awards outstanding at end of year	1,102,475	31.33	5.7	$5,330
Awards outstanding expected to vest	1,064,159	31.33	5.7	$5,063

Awards exercisable at end of year	336,150	$30.72	5.7	$1,722

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes other information related to SAR’s during the years ended January 31, 2014, 2013 and 2012:

	Fiscal Year Ended January 31,
	2014	2013	2012
Weighted-average grant date fair value—per share	$14.11	$11.85	$9.50
Intrinsic value of awards exercised	$848	$—	$—

The Company recognized tax benefits related to SAR’s of $305 for the fiscal year ended January 31, 2014. There were no tax benefits related to SAR’s for the fiscal years ended January 31, 2013 and January 31, 2012. Total unrecognized compensation cost of SAR’s granted, but not yet vested, as of January 31, 2014, was $5,873, which is expected to be recognized over the weighted-average period of 2.4 years.

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

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2014:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	2,599,610	$17.42
Granted	1,462,000	25.13
Vested	—	—
Forfeited	(352,385)	17.24

Non-vested awards outstanding at end of year	3,709,225	$20.48

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2014, 2013 and 2012 was $25.13, $18.22 and $16.21, per share, respectively. No PSU’s vested during the fiscal years ended January 31, 2014, 2013 and 2012. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2014 was $44,074, which is expected to be recognized over a weighted-average period of 3.4 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Restricted Stock Units

The Company may grant RSU’s which vest based on the achievement of specified service and external market conditions. RSU’s typically vest over a three to five year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2014:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	—	$—
Granted	10,000	39.06
Vested	—	—
Forfeited	—	—

Non-vested awards outstanding at end of year	10,000	$39.06

The weighted-average grant date fair value of RSU’s awarded during the fiscal year ended January 31, 2014 was $39.06 per share. There were no RSU’s granted during the fiscal year ended January 31, 2013. The weighted-average grant date fair value of RSU’s awarded during the fiscal year ended January 31, 2012 was $20.08 per share. No RSU’s vested during the fiscal years ended January 31, 2014 and January 31, 2013. The aggregate grant date fair value of RSU’s vested during the fiscal year ended January 31, 2012 was $12. Unrecognized compensation cost related to unvested RSU’s as of January 31, 2014 was $127, which is expected to be recognized over a weighted-average period of 1.0 year.

10. Shareholders’ Equity

On August 27, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program. During the fiscal year ended January 31, 2014, the Company repurchased and subsequently retired 300,300 common shares at a total cost of $10,695, or an average cost of $35.61 per share, including commissions.

On February 28, 2006, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to 8,000,000 common shares. On November 16, 2010 and August 25, 2011, the Company’s Board of Directors approved two separate stock repurchase authorizations of 10,000,000 additional common shares. These additional authorizations supplemented the Company’s 2006 repurchase program. The Company repurchased all of the remaining outstanding shares available under these authorizations during fiscal 2012. The Company repurchased and subsequently retired 20,491,530 common shares at a total cost of $538,311, or an average cost of $26.27 per share, including commissions, during the fiscal year ended January 31, 2012. As a result of the share repurchase activity, the Company reduced the balance of additional paid-in-capital to zero during the fiscal year ended January 31, 2012 with subsequent share repurchase activity recorded as a reduction of retained earnings. During the fiscal year ended January 31, 2012, the Company reduced retained earnings by $501,676 related to these share repurchases.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In addition to the shares repurchased under the share repurchase program, during the fiscal years ended January 31, 2014 and January 31, 2012 the Company acquired and subsequently retired 9,520 and 282,813 common shares at a total cost of $397 and $7,167, respectively, from employees to meet minimum statutory tax withholding requirements.

Subsequent to January 31, 2014, the Company repurchased and retired 4,523,220 common shares at a total cost of $162,000 or an average cost of $35.83 per share, including commissions.

11. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table presents the change in accumulated other comprehensive loss, by component, net of tax, for the fiscal year ended January 31, 2014:

	Fiscal Year Ended January 31, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(8,582)	$(200)	$(8,782)
Other comprehensive income/(loss) before reclassifications..	7,194	519	7,713
Amounts reclassified from accumulated other comprehensive loss	—	101	101

Net current-period other comprehensive income/(loss)	7,194	620	7,814

Balance at end of period	$(1,388)	$420	$(968)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

12. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2014	2013	2012
Basic weighted-average common shares outstanding	147,014,869	145,253,691	154,025,589
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	2,211,037	1,410,040	2,165,700

Diluted weighted-average shares outstanding	149,225,906	146,663,731	156,191,289

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

For the fiscal years ended January 31, 2014, 2013 and 2012, awards to purchase 151,625 common shares ranging in price from $37.65 to $46.02, 2,440,525 common shares ranging in price from $28.49 to $39.58 and 3,836,838 common shares ranging in price from $26.85 to $39.58, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2014 and 2013, 1,752,200 and 335,200 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

13. Commitments and Contingencies

Leases

The Company leases its stores, certain fulfillment and distribution facilities, and offices under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2015	$244,145
2016	236,814
2017	215,157
2018	199,880
2019	179,853
Thereafter	725,276

Total minimum lease payments	$1,801,125

Amounts noted above include commitments for 27 executed leases for stores not opened as of January 31, 2014. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2014	2013	2012
Minimum and percentage rentals	$205,759	$186,804	$165,901
Contingent rentals	5,542	5,714	5,403

Total	$211,301	$192,518	$171,304

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $367,003. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. The Company also has commitments related to contracts with construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $29,350.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $1,770, $1,483 and $1,365 for fiscal years 2014, 2013 and 2012, respectively.

On November 27, 2012, the Company’s Board of Directors approved the terms of the NQDC, which became effective as of February 1, 2013. The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. The Company’s matching contributions are calculated to provide $0.25 per employee contribution dollar on the first 6% of total compensation deferred under the combination of both the Plan and the NQDC. Employee contributions are 100% vested on the contribution date and the Company’s matching contribution is 100% vested upon crediting to participants’ accounts on an annual basis. No matching contributions were made by the Company during fiscal 2014. The NQDC obligation was $1,666 as of January 31, 2014. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $1,666 as of January 31, 2014, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 3, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2014, 2013 and 2012 were $2,637, $1,902 and $2,509, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Amounts due to DBR as of January 31, 2014 and 2013 were approximately $380 and $275, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2014, 2013 and 2012. The Company has not paid any compensation to The McDevitt Company for such services, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the president and the sole shareholder of The McDevitt Company and brother-in-law of Scott A. Belair, one of the Company’s directors. There were no amounts due to or from The McDevitt Company as of January 31, 2014 and January 31, 2013. Mr. McDevitt’s wife, Wendy B. McDevitt, is an executive officer of the Company, serving as President of the Terrain Brand.

The Addis Group (“Addis”), an insurance brokerage and risk management consulting company, acted as the Company’s commercial insurance broker and risk management consultant for the years ended January 31, 2014, 2013 and 2012. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions. Scott Addis, the brother-in-law of Richard A. Hayne, Chairman of the Board of the Company, Chief Executive Officer and President, is the President of The Addis Group. There were no amounts due to or from Addis as of January 31, 2014 and January 31, 2013.

15. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 511 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for more than 94% of total consolidated net sales for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to approximately 1,400 better department and specialty retailers worldwide and to its Retail segment.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. The Company has substantially integrated all

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

available shopping channels, including stores, websites and catalogs (online and through mobile devices). The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company now sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to fill orders that otherwise may have been cancelled due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the Retail and Wholesale segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2014	2013	2012
Net sales
Retail operations	$2,908,981	$2,646,284	$2,340,794
Wholesale operations	185,792	154,957	140,657
Intersegment elimination	(8,165)	(6,316)	(7,650)

Total net sales	$3,086,608	$2,794,925	$2,473,801

Income from operations
Retail operations	$414,734	$366,139	$276,581
Wholesale operations	42,191	35,783	26,919
Intersegment elimination	(837)	(610)	(709)

Total segment operating income	456,088	401,312	302,791
General corporate expenses	(29,257)	(27,027)	(18,066)

Total income from operations	$426,831	$374,285	$284,725

Depreciation expense for property and equipment
Retail operations	$120,960	$112,645	$99,645
Wholesale operations	772	743	1,094

Total depreciation expense for property and equipment	$121,732	$113,388	$100,739

Inventories
Retail operations	$282,590	$265,787
Wholesale operations	28,617	16,624

Total inventories	$311,207	$282,411

Property and equipment, net
Retail operations	$802,965	$730,489
Wholesale operations	3,944	2,927

Total property and equipment, net	$806,909	$733,416

Cash paid for property and equipment
Retail operations	$184,255	$168,530	$189,311
Wholesale operations	1,846	345	699

Total cash paid for property and equipment	$186,101	$168,875	$190,010

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2014	2013	2012
Net Sales
Domestic operations	$2,685,042	$2,423,155	$2,169,976
Foreign operations	401,566	371,770	303,825

Total net sales	$3,086,608	$2,794,925	$2,473,801

Property and equipment, net
Domestic operations	$655,866	$586,068
Foreign operations	151,043	147,348

Total property and equipment, net	$806,909	$733,416