Form 10-Q
period 2014-04-30
URBAN OUTFITTERS INC
filed 2014-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

Common stock, $0.0001 par value—137,751,372 shares outstanding on June 2, 2014.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2014	January 31, 2014	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$191,825	$242,058	$273,464
Marketable securities	149,796	281,813	214,938
Accounts receivable, net of allowance for doubtful accounts of $1,986, $1,711 and $1,274, respectively	59,267	55,161	48,868
Inventories	349,045	311,207	325,471
Prepaid expenses, deferred taxes and other current assets	103,097	104,741	91,829

Total current assets	853,030	994,980	954,570
Property and equipment, net	836,244	806,909	721,872
Marketable securities	175,694	366,422	149,771
Deferred income taxes and other assets	80,297	52,903	43,190

Total Assets	$1,945,265	$2,221,214	$1,869,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,515	$137,036	$128,528
Accrued expenses, accrued compensation and other current liabilities	189,585	194,794	121,506

Total current liabilities	362,100	331,830	250,034
Deferred rent and other liabilities	196,760	195,214	193,468

Total Liabilities	558,860	527,044	443,502

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 137,651,372, 147,309,575 and 146,813,217 shares issued and outstanding, respectively	14	15	15
Additional paid-in-capital	—	97,684	74,618
Retained earnings	1,384,671	1,597,439	1,362,137
Accumulated other comprehensive income (loss)	1,720	(968)	(10,869)

Total Shareholders’ Equity	1,386,405	1,694,170	1,425,901

Total Liabilities and Shareholders’ Equity	$1,945,265	$2,221,214	$1,869,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2014	2013
Net sales	$686,310	$648,177
Cost of sales	447,799	409,368

Gross profit	238,511	238,809
Selling, general and administrative expenses	178,690	165,843

Income from operations	59,821	72,966
Other expense, net	(344)	(129)

Income before income taxes	59,477	72,837
Income tax expense	21,999	25,779

Net income	$37,478	$47,058

Net income per common share:
Basic	$0.26	$0.32

Diluted	$0.26	$0.32

Weighted-average common shares outstanding:
Basic	144,075,666	146,289,751

Diluted	145,906,544	148,799,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2014	2013
Net income..	$37,478	$47,058
Other comprehensive income (loss):
Foreign currency translation	2,868	(2,477)
Change in unrealized (losses) gains on marketable securities, net of tax	(180)	390

Total other comprehensive income (loss)	2,688	(2,087)

Comprehensive income	$40,166	$44,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2014	2013

Cash flows from operating activities:
Net income	$37,478	$47,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,477	32,078
(Benefit) provision for deferred income taxes	(6,393)	30
Excess tax benefits from stock option exercises	(70)	(5,197)
Share-based compensation expense	4,576	3,641
Loss on disposition of property and equipment, net	171	1,113
Changes in assets and liabilities:
Receivables	(3,986)	(9,349)
Inventories	(56,761)	(43,231)
Prepaid expenses and other assets	(1,162)	(11,477)
Payables, accrued expenses and other liabilities	16,155	11,138

Net cash provided by operating activities	24,485	25,804

Cash flows from investing activities:
Cash paid for property and equipment	(38,555)	(28,293)
Cash paid for marketable securities	(169,707)	(146,887)
Sales and maturities of marketable securities	485,375	155,801

Net cash provided by (used in) investing activities	277,113	(19,379)

Cash flows from financing activities:
Proceeds from the exercise of stock options	798	17,504
Excess tax benefits from stock option exercises	70	5,197
Share repurchases related to share repurchase program	(353,315)	—
Share repurchases related to taxes for share-based awards	(61)	—

Net cash (used in) provided by financing activities	(352,508)	22,701

Effect of exchange rate changes on cash and cash equivalents	677	(989)

(Decrease) increase in cash and cash equivalents	(50,233)	28,137
Cash and cash equivalents at beginning of period	242,058	245,327

Cash and cash equivalents at end of period	$191,825	$273,464

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$14,080	$34,785

Non-cash investing activities—Accrued capital expenditures	$41,542	$8,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the United States Securities and Exchange Commission on April 1, 2014.

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2015 will end on January 31, 2015.

2. Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for the Company beginning February 1, 2017. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. Early adoption is not permitted. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2014, January 31, 2014 and April 30, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2014
Short-term Investments:
Corporate bonds	$54,678	$30	$(17)	$54,691
Municipal and pre-refunded municipal bonds	44,522	41	—	44,563
Certificates of deposit	23,348	10	(1)	23,357
Commercial paper	24,678	6	—	24,684
Treasury bills	2,498	3	—	2,501

	149,724	90	(18)	149,796

Long-term Investments:
Corporate bonds	85,583	168	(31)	85,720
Municipal and pre-refunded municipal bonds	68,511	178	(14)	68,675
Certificates of deposit	1,499	1	—	1,500
Treasury bills	15,404	9	—	15,413
Mutual funds, held in rabbi trust	2,579	33	(12)	2,600
Federal government agencies	1,782	4	—	1,786

	175,358	393	(57)	175,694

	$325,082	$483	$(75)	$325,490

As of January 31, 2014
Short-term Investments:
Corporate bonds	$100,856	$56	$(41)	$100,871
Municipal and pre-refunded municipal bonds	85,000	98	(2)	85,096
Certificates of deposit	35,844	13	(1)	35,856
Commercial paper	35,101	7	(1)	35,107
Treasury bills	24,873	10	—	24,883

	281,674	184	(45)	281,813

Long-term Investments:
Corporate bonds	208,446	268	(162)	208,552
Municipal and pre-refunded municipal bonds	125,934	415	(8)	126,341
Certificates of deposit	4,000	—	(2)	3,998
Treasury bills	21,551	21	—	21,572
Mutual funds, held in rabbi trust	1,591	108	(33)	1,666
Federal government agencies	4,287	6	—	4,293

	365,809	818	(205)	366,422

	$647,483	$1,002	$(250)	$648,235

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2013
Short-term Investments:
Corporate bonds	$76,563	$49	$(26)	$76,586
Municipal and pre-refunded municipal bonds	75,507	58	(1)	75,564
Certificate of deposit	40,222	23	—	40,245
Commercial paper	8,476	6	—	8,482
Treasury bills	12,060	1	—	12,061
Federal government agencies	2,000	—	—	2,000

	214,828	137	(27)	214,938

Long-term Investments:
Corporate bonds	76,717	117	(44)	76,790
Municipal and pre-refunded municipal bonds	50,913	121	(4)	51,030
Certificate of deposit	2,099	1	—	2,100
Treasury bills	9,666	4	—	9,670
Mutual funds, held in rabbi trust	328	9	—	337
Federal government agencies	9,845	—	(1)	9,844

	149,568	252	(49)	149,771

	$364,396	$389	$(76)	$364,709

Proceeds from the sale and maturities of available-for-sale securities were $485,375 and $155,801 for the three months ended April 30, 2014 and 2013, respectively. The Company included in “Other expense, net,” realized gains of $70 and realized losses of $215 and a net charge related to amortization of discounts and premiums of $2,607 and $2,192 for the three months ended April 30, 2014 and 2013, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive income (loss).

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of April 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$140,411	$—	$—	$140,411
Municipal and pre-refunded municipal bonds	—	113,238	—	113,238
Certificates of deposit	—	24,857	—	24,857
Commercial paper	—	24,684	—	24,684
Treasury bills	17,914	—	—	17,914
Mutual funds, held in rabbi trust	2,600	—	—	2,600
Federal government agencies	1,786	—	—	1,786

	$162,711	$162,779	$—	$325,490

	Marketable Securities Fair Value as of January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$309,423	$—	$—	$309,423
Municipal and pre-refunded municipal bonds	—	211,437	—	211,437
Certificates of deposit	—	39,854	—	39,854
Commercial paper	—	35,107	—	35,107
Treasury bills	46,455	—	—	46,455
Mutual funds, held in rabbi trust	1,666	—	—	1,666
Federal government agencies	4,293	—	—	4,293

	$361,837	$286,398	$—	$648,235

	Marketable Securities Fair Value as of April 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$153,376	$—	$—	$153,376
Municipal and pre-refunded municipal bonds	—	126,594	—	126,594
Certificates of deposit	—	42,345	—	42,345
Commercial paper	—	8,482	—	8,482
Treasury bills	21,731	—	—	21,731
Mutual funds, held in rabbi trust	337	—	—	337
Federal government agencies	11,844	—	—	11,844

	$187,288	$177,421	$—	$364,709

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

Level 3 assets consist of financial instruments where there has been no active market. During April 2013, the Company sold all of its remaining auction rate securities (“ARS”) for approximately $4,580 in cash. The Company’s ARS had a par value and recorded fair value of $4,925 and $4,330, respectively, prior to the sale in April 2013.

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of April 30, 2014, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

5. Line of Credit Facility

On March 27, 2014, the Company amended and restated its existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at the Company’s discretion. The Line contains a sub-limit for borrowings by the Company’s subsidiaries that are guaranteed by the Company. Under the terms of the Line, at the Company’s option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial covenants. As of April 30, 2014, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $85,974 as of April 30, 2014. The available credit under the Line was $89,026 as of April 30, 2014.

6. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation.

Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2014 and 2013 was as follows:

	Three Months Ended April 30,
	2014	2013
Stock options	$413	$704
Stock appreciation rights	646	767
Performance stock units	3,461	2,123
Restricted stock units	56	47

Total	$4,576	$3,641

Share-based awards granted and the weighted-average fair value for the three months ended April 30, 2014 was as follows:

	Three Months Ended April 30, 2014
	Awards Granted	Weighted Average Fair Value
Stock options	—	$—
Stock appreciation rights	—	$—
Performance stock units	17,000	$22.67
Restricted stock units	—	$—

Total	17,000

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2014 is as follows:

	April 30 , 2014
	Unrecognized Compensation Cost	Weighted Average Years
Stock options	$376	0.6
Stock appreciation rights	4,929	2.2
Performance stock units	39,886	3.2
Restricted stock units	80	0.9

Total	$45,271	3.1

7. Shareholder’s Equity

On August 27, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program. The Company repurchased all of the remaining outstanding shares available under this authorization during the first quarter of fiscal 2015. The Company repurchased and subsequently retired 9,699,700 common shares at a total cost of $353,315 during the three months ended April 30, 2014. The average cost per share of the repurchases for the three months ended April 30, 2014 was $36.43, including commissions.

In addition to the shares repurchased under the share repurchase program, the Company acquired and subsequently retired 1,690 common shares at a total cost of $61 from employees to meet minimum statutory tax withholding requirements during the three months ended April 30, 2014.

As a result of the share repurchase activity during the three months ended April 30, 2014, the Company reduced the balance of additional paid-in-capital to zero with subsequent share repurchase activity recorded as a reduction of retained earnings of $250,246.

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of an additional 10,000,000 common shares under a new share repurchase program.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), by component, net of tax, for the three months ended April 30, 2014 and 2013, respectively:

	Three Months Ended April 30, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(1,388)	$420	$(968)
Other comprehensive income (loss) before reclassifications.	2,868	(250)	2,618
Amounts reclassified from accumulated other comprehensive income (loss)	—	70	70

Net current-period other comprehensive income (loss)	2,868	(180)	2,688

Balance at end of period	$1,480	$240	$1,720

	Three Months Ended April 30, 2013
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(8,582)	$(200)	$(8,782)
Other comprehensive income (loss) before reclassifications	(2,477)	175	(2,302)
Amounts reclassified from accumulated other comprehensive income (loss)	—	215	215

Net current-period other comprehensive income (loss)	(2,477)	390	(2,087)

Balance at end of period	$(11,059)	$190	$(10,869)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive income (loss) were recorded in “Other expense, net” in the Condensed Consolidated Statements of Income.

9. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2014	2013
Basic weighted-average common shares outstanding	144,075,666	146,289,751
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,830,878	2,509,305

Diluted weighted-average shares outstanding	145,906,544	148,799,056

For the three months ended April 30, 2014, awards to purchase 947,950 common shares with an exercise price range of $37.02 to $46.02 were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. For the three months ended April 30, 2013, there were no anti-dilutive awards excluded from the calculation of diluted net income per common share.

Excluded from the calculation of diluted net income per common share as of April 30, 2014 and 2013 were 1,742,033 and 367,100 performance-based equity awards, respectively, since they did not meet the required performance criteria.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 516 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for more than 93% of total consolidated net sales for the three months ended April 30, 2014 and 2013, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. The Company has substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company now sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to fill orders that otherwise may have been cancelled due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance.

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Both the Retail and Wholesale segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	April 30, 2014	January 31, 2014	April 30, 2013
Inventories
Retail operations	$320,961	$282,590	$309,277
Wholesale operations	28,084	28,617	16,194

Total inventories	$349,045	$311,207	$325,471

Property and equipment, net
Retail operations	$831,854	$802,965	$719,505
Wholesale operations	4,390	3,944	2,367

Total property and equipment, net	$836,244	$806,909	$721,872

	Three Months Ended April 30,
	2014	2013
Net sales
Retail operations	$640,430	$611,971
Wholesale operations	48,290	37,789
Intersegment elimination	(2,410)	(1,583)

Total net sales	$686,310	$648,177

Income from operations
Retail operations	$60,649	$72,412
Wholesale operations	9,991	8,332
Intersegment elimination	(240)	(168)

Total segment operating income	70,400	80,576
General corporate expenses	(10,579)	(7,610)

Total income from operations	$59,821	$72,966

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2014	January 31, 2014	April 30, 2013
Property and equipment, net
Domestic operations	$685,195	$655,866	$579,644
Foreign operations	151,049	151,043	142,228

Total property and equipment, net	$836,244	$806,909	$721,872

	Three Months Ended April 30,
	2014	2013
Net Sales
Domestic operations	$600,913	$569,567
Foreign operations	85,397	78,610

Total net sales	$686,310	$648,177

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from a worldwide economic downturn and related debt crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed on April 1, 2014. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn brands, whose merchandise is sold directly to our customers through retail stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2015 will end on January 31, 2015.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we now source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us to fill orders that otherwise may have been cancelled due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable direct-to-consumer channel net sales. A store is considered to be comparable if it has been open at least one full fiscal year, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is considered to be comparable if it has been operational for at least one full fiscal year. There is no overlap between comparable store net sales and comparable direct-to-consumer net sales. Sales from stores and direct-to-consumer channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. The effects of foreign currency translation are also considered non-comparable.

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates within our stores, we believe that, based only on our observations, changes in transaction volume in our stores, as discussed in our results of operations, may correlate to changes in customer traffic. We are able to monitor customer visits, average order value and conversion rate on our websites. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns (including loyalty programs), circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

As of April 30, 2014, we operated 232 Urban Outfitters stores of which 178 were located in the United States, 14 were located in Canada and 40 were located in Europe. For the three months ended April 30, 2014, we opened two new Urban Outfitters stores, both of which were located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in North America and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear, beauty, accessories and sporting apparel and gear, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.4% and 8.1% of consolidated net sales, respectively, for the three months ended April 30, 2014, compared to 38.0% and 7.2%, respectively, for the comparable period in fiscal 2014.

The Anthropologie Group consists of the Anthropologie and Bhldn brands. We initially operated the Bhldn brand as a standalone concept and opened two Bhldn stores. We determined that the Bhldn brand was complimentary to the Anthropologie brand and have begun to integrate the Bhldn and Anthropologie brands into the Anthropologie Group. As of April 30, 2014, we operated 190 Anthropologie Group stores, of which 177 were located in the United States, nine were located in Canada and four were located in Europe. For the three months ended April 30, 2014, we opened one new Anthropologie Group store, which was located in the United States. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings and a diverse array of gifts and decorative items. Bhldn offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. We plan to open additional Anthropologie stores over the next several years, some of which will include Bhldn shop-within-shop locations. We do not plan to close any of the existing standalone Bhldn brand stores. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 41.8% and 1.3% of consolidated net sales, respectively, for the three months ended April 30, 2014, compared to 40.3% and 1.1%, respectively, for the comparable period in fiscal 2014.

As of April 30, 2014, we operated 92 Free People stores, of which 90 were located in the United States and two were located in Canada. For the three months ended April 30, 2014, we opened two new Free People stores, both of which were located in the United States. Free People operates websites in North America and in Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 9.1% of consolidated net sales for the three months ended April 30, 2014, compared to approximately 7.3% for the comparable period in fiscal 2014.

As of April 30, 2014, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2014 and 2013, respectively.

For all brands combined, we plan to open approximately 35 to 40 new stores during fiscal 2015, including 12 Urban Outfitters stores, 15 Anthropologie stores and 12 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses and intimate apparel are sold through approximately 1,400 better department and specialty stores worldwide, including in North America, Europe and Asia, and our own Free People stores. Free People’s Wholesale segment net sales accounted for approximately 6.7% of consolidated net sales for the three months ended April 30, 2014, compared to 5.6% for the comparable period in fiscal 2014.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2014, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2014. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Revenue is recognized by the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, in each case, net of estimated customer returns. Revenue is recognized by the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in our Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of April 30, 2014, January 31, 2014 and April 30, 2013, reserves for estimated sales returns totaled $19.9 million, $17.1 million and $15.4 million, representing 3.6%, 3.2% and 3.5% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of April 30, 2014, January 31, 2014 and April 30, 2013 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other expense, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q)) are considered temporary and therefore are excluded from earnings and are reported as a component of “Other comprehensive income (loss)” in the Condensed Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive income (loss)” within shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at April 30, 2014, January 31, 2014 and April 30, 2013 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value. Net inventories as of April 30, 2014, January 31, 2014 and April 30, 2013 totaled $349.0 million, $311.2 million and $325.5 million, representing 17.9%, 14.0% and 17.4% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of April 30, 2014, January 31, 2014 and April 30, 2013 totaled $836.2 million, $806.9 million and $721.9 million, representing 43.0%, 36.3% and 38.6% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the assets. For the three months ended April 30, 2014 and 2013, as well as for fiscal 2014, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of April 30, 2014, January 31, 2014 and April 30, 2013 totaled $73.5 million, $66.8 million and $40.2 million, representing 3.8%, 3.0% and 2.2% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Condensed Consolidated Statements of Income. Valuation allowances as of April 30, 2014, January 31, 2014 and April 30, 2013 were $0.0 million, $0.1 million and $2.0 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future United States cash generation will be sufficient to meet future United States cash needs and our specific plans for reinvestment of those subsidiary earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Share-Based Compensation

Accounting for share-based compensation requires measurement of compensation cost for all share-based awards at fair value on the date of grant and recognition of compensation cost over the service period, net of estimated forfeitures.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2014	2013
Net sales..	100.0%	100.0%
Cost of sales	65.2	63.2

Gross profit.	34.8	36.8
Selling, general and administrative expenses	26.1	25.5

Income from operations	8.7	11.3
Other expense, net.	0.0	(0.1)

Income before income taxes	8.7	11.2
Income tax expense	3.2	3.9

Net income	5.5%	7.3%

Three Months Ended April 30, 2014 Compared To Three Months Ended April 30, 2013

Net sales in the first quarter of fiscal 2015 increased by 5.9% to $686.3 million, from $648.2 million in the first quarter of fiscal 2014. The $38.1 million increase was attributable to a $28.4 million, or 4.7%, increase in Retail segment net sales and a $9.7 million, or 26.7%, increase in our Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2015 accounted for 93.3% of total net sales compared to 94.4% of total net sales in the first quarter of fiscal 2014.

The growth in our Retail segment net sales during the first quarter of fiscal 2015 was driven by an increase of $28.8 million in non-comparable and new store net sales partially offset by a decrease of $0.4 million, or 0.1%, in Retail segment comparable net sales, which includes our direct-to-consumer channel. Our total company comparable Retail segment net sales decrease comprised a decrease of 11.7% at Urban Outfitters and increases of 25.0% and 8.2% at Free People and the Anthropologie Group, respectively, and was driven by negative comparable store net sales largely offset by continued growth in the direct-to-consumer channel. The negative comparable store net sales resulted from a reduction in transactions and units per transaction, which were partially offset by an increase in average unit selling price. The direct-to-consumer net sales increase was driven by a higher average order value and an increase in website and mobile application traffic. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 43 new stores during the first quarter of fiscal 2015 that were not in operation for the full comparable quarter in fiscal 2014. Thus far during the second quarter of fiscal 2015, comparable Retail segment net sales are approximately flat.

The increase in our Wholesale segment net sales in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, was due to an increase in transactions and was partially offset by a decrease in average unit selling price driven by sales to specialty and department stores.

Gross profit percentage for the first quarter of fiscal 2015 decreased to 34.8% of net sales from 36.8% of net sales in the comparable quarter in fiscal 2014. The decrease in the gross profit percentage was principally due to a deleverage in store occupancy costs driven by negative store comparable sales at the Urban Outfitters brand and pre-opening rent expense related to new stores. Lower merchandise margins at the Urban Outfitters brand resulting from underperforming product also contributed to the decline. Gross profit for the first quarter of fiscal

2015 decreased by $0.3 million, or 0.1%, to $238.5 million from $238.8 million in the comparable quarter in fiscal 2014. The decrease was primarily due to the lower gross profit percentage and was largely offset by higher net sales. Total inventories at April 30, 2014 increased by $23.5 million, or 7.2%, to $349.0 million from $325.5 million at April 30, 2013. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores and to support the growth in the direct-to-consumer channel. Comparable Retail segment inventories increased approximately 2.1% at cost while decreasing 5.1% in units compared to April 30, 2013.

Selling, general and administrative expenses as a percentage of net sales increased during the first quarter of fiscal 2015 to 26.1% of net sales, compared to 25.5% of net sales for the first quarter of fiscal 2014. The increase was primarily due to increased marketing expenses used to drive higher direct-to-consumer traffic. Selling, general and administrative expenses increased by $12.9 million, or 7.8%, to $178.7 million, in the first quarter of fiscal 2015, from $165.8 million in the first quarter of fiscal 2014. The dollar increase versus the prior year was primarily related to increased marketing expenses as noted above and the operating expenses of new and non-comparable stores.

Income from operations decreased to 8.7% of net sales, or $59.8 million, for the first quarter of fiscal 2015 compared to 11.3%, or $73.0 million, for the first quarter in fiscal 2014.

Our effective tax rate for the first quarter of fiscal 2015 was 37.0% of income before income taxes compared to 35.4% of income before taxes in the first quarter of fiscal 2014. The increase in the rate was due to a true-up in state taxes. We expect our annual effective tax rate to be approximately 35.0% of income before taxes for the full year for fiscal 2015.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $517.3 million as of April 30, 2014, as compared to $890.3 million as of January 31, 2014 and $638.2 million as of April 30, 2013. Our working capital was $490.9 million at April 30, 2014 compared to $663.2 million at January 31, 2014 and $704.5 million at April 30, 2013. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents and marketable securities as a result of our common shares repurchases.

Cash provided by operating activities during the first quarter of fiscal 2015 decreased by $1.3 million to $24.5 million from $25.8 million in the first quarter of fiscal 2014. This decrease was primarily due to lower net income and was partially offset by changes in overall working capital in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

Cash provided by investing activities during the first quarter of fiscal 2015 was $277.1 million, primarily related to the sale and maturities of marketable securities and was partially offset by purchases of marketable securities and property and equipment.

Cash used in financing activities during the first quarter of fiscal 2015 was $352.5 million, primarily related to funds used for the repurchase of our common stock under the Board of Directors approved stock repurchase program.

During the last two years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventories and expand our fulfillment and home office facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations. Cash paid for property and equipment for the three months ended April 30, 2014 and 2013 was $38.6 million and $28.3 million, respectively, and was used primarily to expand or renovate our store base, home offices and distribution and fulfillment facilities.

During fiscal 2015, we plan to construct and open approximately 35 to 40 new stores, renovate certain existing stores, expand our home offices in Philadelphia, Pennsylvania, increase our fulfillment capabilities, upgrade our systems, invest in omni-channel marketing and purchase inventories for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2015, we plan to continue our investment in these initiatives for all brands. We plan to increase the level of capital expenditures during fiscal 2015 to approximately $215.0 to $235.0 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We believe the expansion of our fulfillment and home office facilities is necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

On August 27, 2013, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. We repurchased and subsequently retired 9.7 million common shares at a total cost of $353.3 million during the three months ended April 30, 2014, which represented all of the remaining outstanding shares available under this authorization. The average cost per share of the repurchases for the three months ended April 30, 2014 was $36.43, including commissions.

On May 27, 2014, our Board of Directors authorized the repurchase of an additional 10.0 million common shares under a new share repurchase program.

On March 27, 2014, we amended and restated our existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Line contains a sub-limit for borrowings by our subsidiaries that are guaranteed by us. Under the terms of the Line, at our option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects us to various restrictive covenants, including maintenance of certain financial covenants. As of April 30, 2014, there were no borrowings under the Line and we were in compliance with all covenants. Outstanding letters of credit under the Line totaled approximately $86.0 million as of April 30, 2014. The available credit under the Line was $89.0 million as of April 30, 2014. We expect the Line to satisfy our credit needs through at least the remainder of fiscal 2015.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2014, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

Other Matters

See Note 2 “Recently Issued and Adopted Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of April 30, 2014, January 31, 2014 and April 30, 2013, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “BBB” or better, municipal and pre-refunded municipal bonds rated “BBB” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “BBB” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

During the first quarter of fiscal 2014, we sold all of our remaining ARS for $4,580 in cash. Our ARS had a par value and a recorded fair value of $4,925 and $4,330, respectively, prior to the sale.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2014. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the United States Securities and Exchange Commission on April 1, 2014, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the 2013 share repurchase program for the quarter ended April 30, 2014 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2014 through February 28, 2014	—	—	—	9,699,700
March 1, 2014 through March 31, 2014	4,523,220	$35.83	4,523,220	5,176,480
April 1, 2014 through April 30, 2014	5,176,480	$36.95	5,176,480	—

Total Fiscal 2015 First Quarter	9,699,700		9,699,700	—

[1]	On August 27, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.1	Second Amended and Restated Credit Agreement, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association, is incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on April 1, 2014.

10.2	Seventh Amended and Restated Note, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association, is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on April 1, 2014.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2014, filed with the Securities and Exchange Commission on June 9, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2014	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: June 9, 2014	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.1	Second Amended and Restated Credit Agreement, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association, is incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on April 1, 2014.

10.2	Seventh Amended and Restated Note, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association, is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on April 1, 2014.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2014, filed with the Securities and Exchange Commission on June 9, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.