Form 10-Q
period 2014-07-31
URBAN OUTFITTERS INC
filed 2014-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

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

Common stock, $0.0001 par value—134,336,070 shares outstanding on September 2, 2014.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2014	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$145,273	$242,058	$298,546
Marketable securities	106,721	281,813	225,799
Accounts receivable, net of allowance for doubtful accounts of $1,038, $1,711 and $1,326, respectively	72,813	55,161	53,807
Inventories	362,028	311,207	347,064
Prepaid expenses, deferred taxes and other current assets	105,129	104,741	72,322

Total current assets	791,964	994,980	997,538
Property and equipment, net	868,642	806,909	731,421
Marketable securities	157,146	366,422	216,766
Deferred income taxes and other assets	86,394	52,903	47,970

Total Assets	$1,904,146	$2,221,214	$1,993,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,810	$137,036	$128,993
Accrued expenses, accrued compensation and other current liabilities	211,388	194,794	152,138

Total current liabilities	368,198	331,830	281,131
Deferred rent and other liabilities	199,891	195,214	193,481

Total Liabilities	568,089	527,044	474,612

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 134,057,393, 147,309,575 and 147,318,292 shares issued and outstanding, respectively	13	15	15
Additional paid-in-capital	—	97,684	93,585
Retained earnings	1,333,658	1,597,439	1,438,500
Accumulated other comprehensive income (loss)	2,386	(968)	(13,017)

Total Shareholders’ Equity	1,336,057	1,694,170	1,519,083

Total Liabilities and Shareholders’ Equity	$1,904,146	$2,221,214	$1,993,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales	$811,253	$758,524	$1,497,563	$1,406,701
Cost of sales	507,995	460,281	955,794	869,649

Gross profit	303,258	298,243	541,769	537,052
Selling, general and administrative expenses	198,141	178,926	376,831	344,769

Income from operations	105,117	119,317	164,938	192,283
Other (expense) income, net	(523)	207	(867)	78

Income before income taxes	104,594	119,524	164,071	192,361
Income tax expense	37,085	43,161	59,084	68,940

Net income	$67,509	$76,363	$104,987	$123,421

Net income per common share:
Basic	$0.49	$0.52	$0.75	$0.84

Diluted	$0.49	$0.51	$0.74	$0.83

Weighted-average common shares outstanding:
Basic	136,453,663	147,038,073	140,201,489	146,670,110

Diluted	138,177,110	149,361,132	141,978,651	149,086,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net income	$67,509	$76,363	$104,987	$123,421
Other comprehensive income (loss):
Foreign currency translation	828	(1,938)	3,696	(4,415)
Change in unrealized (losses) gains on marketable securities, net of tax	(162)	(210)	(342)	180

Total other comprehensive income (loss)	666	(2,148)	3,354	(4,235)

Comprehensive income	$68,175	$74,215	$108,341	$119,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net income	$104,987	$123,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,903	64,568
Benefit for deferred income taxes	(15,109)	(3,324)
Excess tax benefits from share-based awards	(968)	(8,061)
Share-based compensation expense	8,633	7,425
Loss on disposition of property and equipment, net	673	1,348
Changes in assets and liabilities:
Receivables	(17,475)	(14,358)
Inventories	(69,645)	(65,226)
Prepaid expenses and other assets	(215)	9,424
Payables, accrued expenses and other liabilities	30,817	39,871

Net cash provided by operating activities	110,601	155,088

Cash flows from investing activities:
Cash paid for property and equipment	(106,157)	(66,766)
Cash paid for marketable securities	(258,961)	(317,375)
Sales and maturities of marketable securities	631,950	245,759

Net cash provided by (used in) investing activities	266,832	(138,382)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,927	30,188
Excess tax benefits from share-based awards	968	8,061
Share repurchases related to share repurchase program	(478,922)	—
Share repurchases related to taxes for share-based awards	(61)	(365)

Net cash (used in) provided by financing activities	(475,088)	37,884

Effect of exchange rate changes on cash and cash equivalents	870	(1,371)

(Decrease) increase in cash and cash equivalents	(96,785)	53,219
Cash and cash equivalents at beginning of period	242,058	245,327

Cash and cash equivalents at end of period	$145,273	$298,546

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$56,259	$55,099

Non-cash investing activities—Accrued capital expenditures	$38,921	$10,848

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

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2014, January 31, 2014 and July 31, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2014
Short-term Investments:
Corporate bonds	$55,849	$50	$(15)	$55,884
Municipal and pre-refunded municipal bonds	29,022	29	(1)	29,050
Certificates of deposit	14,348	9	—	14,357
Treasury bills	4,530	4	—	4,534
Commercial paper	2,892	4	—	2,896

	106,641	96	(16)	106,721

Long-term Investments:
Corporate bonds	93,086	96	(143)	93,039
Municipal and pre-refunded municipal bonds	45,387	107	(18)	45,476
Certificates of deposit	2,493	—	—	2,493
Treasury bills	11,264	5	—	11,269
Mutual funds, held in rabbi trust	3,026	68	(5)	3,089
Federal government agencies	1,777	3	—	1,780

	157,033	279	(166)	157,146

	$263,674	$375	$(182)	$263,867

As of January 31, 2014
Short-term Investments:
Corporate bonds	$100,856	$56	$(41)	$100,871
Municipal and pre-refunded municipal bonds	85,000	98	(2)	85,096
Certificates of deposit	35,844	13	(1)	35,856
Treasury bills	24,873	10	—	24,883
Commercial paper	35,101	7	(1)	35,107

	281,674	184	(45)	281,813

Long-term Investments:
Corporate bonds	208,446	268	(162)	208,552
Municipal and pre-refunded municipal bonds	125,934	415	(8)	126,341
Certificates of deposit	4,000	—	(2)	3,998
Treasury bills	21,551	21	—	21,572
Mutual funds, held in rabbi trust	1,591	108	(33)	1,666
Federal government agencies	4,287	6	—	4,293

	365,809	818	(205)	366,422

	$647,483	$1,002	$(250)	$648,235

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2013
Short-term Investments:
Corporate bonds	$79,637	$22	$(37)	$79,622
Municipal and pre-refunded municipal bonds	91,819	61	(9)	91,871
Certificates of deposit	29,870	24	—	29,894
Treasury bills	16,115	5	—	16,120
Commercial paper	8,284	8	—	8,292

	225,725	120	(46)	225,799

Long-term Investments:
Corporate bonds	95,795	51	(239)	95,607
Municipal and pre-refunded municipal bonds	100,402	142	(54)	100,490
Certificates of deposit	3,801	1	(2)	3,800
Treasury bills	8,218	6	—	8,224
Mutual funds, held in rabbi trust	817	35	—	852
Federal government agencies	7,800	—	(7)	7,793

	216,833	235	(302)	216,766

	$442,558	$355	$(348)	$442,565

Proceeds from the sale and maturities of available-for-sale securities were $631,950 and $245,759 for the six months ended July 31, 2014 and 2013, respectively. The Company included in “Other (expense) income, net,” realized gains of $101 and $171 for the three and six months ended July 31, 2014, respectively, and realized gains of $12 and losses of $202 for the three and six months ended July 31, 2013, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,499 and $4,106 for the three and six months ended July 31, 2014, respectively, and $2,527 and $4,719 for the three and six months ended July 31, 2013, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive income (loss).

4. Fair Value

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach) that relate to its financial assets and financial liabilities. The levels of the hierarchy are described as follows:

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$148,923	$—	$—	$148,923
Municipal and pre-refunded municipal bonds	—	74,526	—	74,526
Certificates of deposit	—	16,850	—	16,850
Treasury bills	15,803	—	—	15,803
Mutual funds, held in rabbi trust	3,089	—	—	3,089
Commercial paper	—	2,896	—	2,896
Federal government agencies	1,780	—	—	1,780

	$169,595	$94,272	$—	$263,867

	Marketable Securities Fair Value as of January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$309,423	$—	$—	$309,423
Municipal and pre-refunded municipal bonds	—	211,437	—	211,437
Certificates of deposit	—	39,854	—	39,854
Treasury bills	46,455	—	—	46,455
Mutual funds, held in rabbi trust	1,666	—	—	1,666
Commercial paper	—	35,107	—	35,107
Federal government agencies	4,293	—	—	4,293

	$361,837	$286,398	$—	$648,235

	Marketable Securities Fair Value as of July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$175,229	$—	$—	$175,229
Municipal and pre-refunded municipal bonds	—	192,361	—	192,361
Certificates of deposit	—	33,694	—	33,694
Treasury bills	24,344	—	—	24,344
Mutual funds, held in rabbi trust	852	—	—	852
Commercial paper	—	8,292	—	8,292
Federal government agencies	7,793	—	—	7,793

	$208,218	$234,347	$—	$442,565

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

Level 3 assets consist of financial instruments where there has been no active market. During April 2013, the Company sold all of its remaining auction rate securities (“ARS”) for approximately $4,580 in cash. The Company’s ARS had a par value and recorded fair value of $4,925 and $4,330 respectively, prior to the sale in April 2013.

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short term highly liquid investments with maturities of three months or less. As of July 31, 2014, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

5. Line of Credit Facility

On March 27, 2014, the Company amended and restated its existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at the Company’s discretion. The Line contains a sub-limit for borrowings by the Company’s subsidiaries that are guaranteed by the Company. Under the terms of the Line, at the Company’s option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial covenants. As of July 31, 2014, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $79,837 as of July 31, 2014. The available credit under the Line was $95,163 as of July 31, 2014.

6. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant common shares, restricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation.

Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2014 and 2013 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Stock options	$395	$821	$808	$1,525
Stock appreciation rights	605	760	1,251	1,527
Performance stock units	3,035	2,136	6,495	4,259
Restricted stock units	23	67	79	114

Total	$4,058	$3,784	$8,633	$7,425

Share-based awards granted and the weighted-average fair values for the six months ended July 31, 2014 were as follows:

	Six Months Ended July 31, 2014
	Awards Granted	Weighted Average Fair Value
Stock options	100,000	$7.02
Stock appreciation rights	—	$—
Performance stock units	117,000	$20.64
Restricted stock units	—	$—

Total	217,000

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2014 is as follows:

	July 31, 2014
	Unrecognized Compensation Cost	Weighted Average Years
Stock options	$680	0.8
Stock appreciation rights	4,053	2.0
Performance stock units	36,795	3.1
Restricted stock units	58	0.7

Total	$41,586	3.0

7. Shareholder’s Equity

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a new share repurchase program. Under this authorization, the Company repurchased and subsequently retired 3,736,279 common shares at a total cost of $125,607 during the three months ended July 31, 2014. The average cost per share of these repurchases for the three months ended July 31, 2014 was $33.62, including commissions.

On August 27, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program. The Company repurchased and subsequently retired all of the remaining 9,699,700 outstanding shares available under this authorization during the first quarter of fiscal 2015 at a total cost of $353,315 for an average cost per share of $36.43, including commissions.

In addition to the shares repurchased under the share repurchase programs during the six months ended July 31, 2014, the Company acquired and subsequently retired 1,690 common shares at a total cost of $61 from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2013, the Company acquired and subsequently retired 8,711 common shares at a total cost of $365 from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity during the three and six months ended July 31, 2014, the Company reduced the balance of additional paid-in-capital to zero with subsequent share repurchase activity recorded as a reduction of retained earnings of $368,768.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), by component, net of tax, for the three and six months ended July 31, 2014 and 2013, respectively:

	Three Months Ended July 31, 2014			Six Months Ended July 31, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$1,480	$240	$1,720	$(1,388)	$420	$(968)
Other comprehensive income (loss) before reclassifications	828	(263)	565	3,696	(513)	3,183
Amounts reclassified from accumulated other comprehensive income (loss)	—	101	101	—	171	171

Net current-period other comprehensive income (loss)	828	(162)	666	3,696	(342)	3,354

Balance at end of period	$2,308	$78	$2,386	$2,308	$78	$2,386

	Three Months Ended July 31, 2013			Six Months Ended July 31, 2013
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$ (11,059)	$190	$(10,869)	$(8,582)	$(200)	$(8,782)
Other comprehensive income (loss) before reclassifications	(1,938)	(198)	(2,136)	(4,415)	(22)	(4,437)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	(12)	—	202	202

Net current-period other comprehensive income (loss)	(1,938)	(210)	(2,148)	(4,415)	180	(4,235)

Balance at end of period	$(12,997)	$(20)	$(13,017)	$(12,997)	$(20)	$(13,017)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive income (loss) were recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income.

9. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Basic weighted-average common shares outstanding	136,453,663	147,038,073	140,201,489	146,670,110
Effect of dilutive stock options, stock appreciation rights, performance stock units and restricted stock units	1,723,447	2,323,059	1,777,162	2,416,182

Diluted weighted-average common shares outstanding	138,177,110	149,361,132	141,978,651	149,086,292

For the three months ended July 31, 2014 and 2013, awards to purchase 1,183,390 common shares with an exercise price range of $35.12 to $46.02 and 100,000 common shares with an exercise price of $46.02, respectively, were outstanding but were not included in the Company’s computation of diluted weighted-average common shares outstanding because their effect would have been anti-dilutive. For the six months ended July 31, 2014 and 2013, awards to purchase 1,065,670 common shares with an exercise price range of $35.12 to $46.02 and 50,000 common shares with an exercise price of $46.02, respectively, were outstanding but were not included in the Company’s computation of diluted weighted-average common shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2014 and 2013, were 1,744,034 and 377,100 performance-based equity awards, respectively, since they did not meet the required performance criteria.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 525 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for more than 92% of total consolidated net sales for the three and six months ended July 31, 2014 and 2013, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company evaluates the performance of the segments based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each reporting segment are inventories and property and equipment. Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, deferred taxes and prepaid expenses, which are typically not allocated to the Company’s segments. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

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

	July 31, 2014	January 31, 2014	July 31, 2013
Inventories
Retail operations	$329,450	$282,590	$324,007
Wholesale operations	32,578	28,617	23,057

Total inventories	$362,028	$311,207	$347,064

Property and equipment, net
Retail operations	$864,216	$802,965	$728,597
Wholesale operations	4,426	3,944	2,824

Total property and equipment, net	$868,642	$806,909	$731,421

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales
Retail operations	$752,116	$714,991	$1,392,546	$1,326,962
Wholesale operations	61,966	45,877	110,256	83,666
Intersegment elimination	(2,829)	(2,344)	(5,239)	(3,927)

Total net sales	$811,253	$758,524	$1,497,563	$1,406,701

Income from operations
Retail operations	$100,130	$116,572	$160,779	$188,983
Wholesale operations	15,175	11,612	25,166	19,945
Intersegment elimination	(259)	(212)	(499)	(380)

Total segment operating income	115,046	127,972	185,446	208,548
General corporate expenses	(9,929)	(8,655)	(20,508)	(16,265)

Total income from operations	$105,117	$119,317	$164,938	$192,283

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2014	January 31, 2014	July 31, 2013
Property and equipment, net
Domestic operations	$712,987	$655,866	$589,834
Foreign operations	155,655	151,043	141,587

Total property and equipment, net	$868,642	$806,909	$731,421

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net Sales
Domestic operations	$701,763	$661,486	$1,302,675	$1,231,053
Foreign operations	109,490	97,038	194,888	175,648

Total net sales	$811,253	$758,524	$1,497,563	$1,406,701

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from a worldwide political and economic crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, failure of our manufacturers to comply with our social compliance program, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed on April 1, 2014. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

As of July 31, 2014, we operated 233 Urban Outfitters stores of which 179 were located in the United States, 14 were located in Canada and 40 were located in Europe. For the six months ended July 31, 2014, we opened three new Urban Outfitters stores, all of which were located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in North America and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear, beauty, accessories and sporting apparel and gear, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.1% and 8.4% of consolidated net sales, respectively, for the six months ended July 31, 2014, compared to 37.3% and 7.5%, respectively, for the comparable period in fiscal 2014.

The Anthropologie Group consists of the Anthropologie and Bhldn brands. We initially operated the Bhldn brand as a standalone concept and opened two Bhldn stores. We determined that the Bhldn brand was complimentary to the Anthropologie brand and have begun to integrate the Bhldn and Anthropologie brands into the Anthropologie Group. As of July 31, 2014, we operated 193 Anthropologie Group stores, of which 178 were located in the United States, 10 were located in Canada and five were located in Europe. For the six months ended July 31, 2014, we opened four new Anthropologie Group stores, of which two were located in the United States, one was located in Canada and one was located in Europe. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings and a diverse array of gifts and decorative items. Bhldn offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. We plan to open additional Anthropologie Group stores over the next several years, some of which will include Bhldn shop-within-shop locations. We do not plan to close any of the existing standalone Bhldn brand stores. The Anthropologie Group’s North American and European Retail

segment net sales accounted for approximately 41.6% and 1.4% of consolidated net sales, respectively, for the six months ended July 31, 2014, compared to 40.6% and 1.1%, respectively, for the comparable period in fiscal 2014.

As of July 31, 2014, we operated 97 Free People stores, of which 95 were located in the United States and two were located in Canada. For the six months ended July 31, 2014, we opened seven new Free People stores, all of which were located in the United States. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 8.8% of consolidated net sales for the six months ended July 31, 2014, compared to approximately 7.2% for the comparable period in fiscal 2014.

As of July 31, 2014, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2014 and 2013, respectively.

For all brands combined, we plan to open approximately 35 to 40 new stores during fiscal 2015, including 11 Urban Outfitters stores, 15 Anthropologie Group stores and 12 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses and intimate apparel are sold through approximately 1,400 better department and specialty stores worldwide, including in North America, Europe and Asia, and our own Free People stores. Free People’s Wholesale segment net sales accounted for approximately 7.0% of consolidated net sales for the six months ended July 31, 2014, compared to 5.7% for the comparable period in fiscal 2014.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of July 31, 2014, January 31, 2014 and July 31, 2013, reserves for estimated sales returns totaled $19.3 million, $17.1 million and $15.6 million, representing 3.4%, 3.2% and 3.3% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of July 31, 2014, January 31, 2014 and July 31, 2013 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other (expense) income, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q)) are considered temporary and therefore are excluded from earnings and are reported as a component of “Other comprehensive income (loss)” in the Condensed Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive income (loss)” within shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at July 31, 2014, January 31, 2014 and July 31, 2013 consisted of finished goods. Raw materials and work-in-process were not material to the overall net inventory value. Net inventories as of July 31, 2014, January 31, 2014 and July 31, 2013 totaled $362.0 million, $311.2 million and $347.1 million, representing 19.0%, 14.0% and 17.4% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of July 31, 2014, January 31, 2014 and July 31, 2013 totaled $868.6 million, $806.9 million and $731.4 million, representing 45.6%, 36.3% and 36.7% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the assets. For the six months ended July 31, 2014 and 2013, as well as for fiscal 2014, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of July 31, 2014, January 31, 2014 and July 31, 2013 totaled $82.4 million, $66.8 million and $44.6 million, representing 4.3%, 3.0% and 2.2% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Condensed Consolidated Statements of Income. Valuation allowances as of July 31, 2014, January 31, 2014 and July 31, 2013 were $0.0 million, $0.1 million and $1.9 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.6	60.7	63.8	61.8

Gross profit	37.4	39.3	36.2	38.2
Selling, general and administrative expenses	24.4	23.6	25.2	24.5

Income from operations	13.0	15.7	11.0	13.7
Other (expense) income, net	(0.1)	0.1	0.0	0.0

Income before income taxes	12.9	15.8	11.0	13.7
Income tax expense	4.6	5.7	4.0	4.9

Net income	8.3%	10.1%	7.0%	8.8%

Three Months Ended July 31, 2014 Compared To Three Months Ended July 31, 2013

Net sales in the second quarter of fiscal 2015 increased by 7.0% to $811.3 million, from $758.5 million in the second quarter of fiscal 2014. The $52.8 million increase was attributable to a $37.2 million, or 5.2%, increase in Retail segment net sales and a $15.6 million, or 35.9%, increase in our Wholesale segment net sales. Retail segment net sales for the second quarter of fiscal 2015 accounted for 92.7% of total net sales compared to 94.3% of total net sales in the second quarter of fiscal 2014.

The growth in Retail segment net sales during the second quarter of fiscal 2015 was driven by an increase of $38.6 million in non-comparable and new store net sales partially offset by a decrease of $1.4 million, or 0.2%, in Retail segment comparable net sales, which includes our direct-to-consumer channel. Our total company comparable Retail segment net sales decrease comprised a decrease of 10.0% at Urban Outfitters and increases of 20.6% and 6.4% at Free People and the Anthropologie Group, respectively, and was driven by negative comparable store net sales largely offset by continued growth in the direct-to-consumer channel. The negative comparable store net sales resulted from a reduction in transactions partially offset by an increase in average unit selling price, while units per transaction were flat. The direct-to-consumer net sales increase was driven by a higher average order value and an increase in website and mobile traffic. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 45 new stores during the second quarter of fiscal 2015 that were not in operation for the full comparable quarter in fiscal 2014. Thus far during the third quarter of fiscal 2015, comparable Retail segment net sales are low single-digit negative.

The increase in Wholesale segment net sales in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, was due to an increase in transactions and was partially offset by a decrease in average unit selling price.

Gross profit percentage for the second quarter of fiscal 2015 decreased to 37.4% of net sales from 39.3% of net sales in the comparable quarter in fiscal 2014. The decrease in the gross profit percentage was primarily driven by lower merchandise margins in the Urban Outfitters brand related to underperforming product and Urban Outfitters store occupancy deleverage resulting from negative store comparable sales. Gross profit for the second quarter of fiscal 2015 increased by $5.1 million, or 1.7%, to $303.3 million from $298.2 million in the comparable quarter in fiscal 2014. The increase was primarily due to higher net sales and was largely offset by the lower gross profit percentage. Total inventories at July 31, 2014 increased by $14.9 million, or 4.3%, to $362.0 million from $347.1 million at July 31, 2013. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores and to support the growth in the direct-to-consumer channel. Comparable Retail segment inventories increased approximately 0.9% at cost while decreasing 7.9% in units compared to July 31, 2013.

Selling, general and administrative expenses as a percentage of net sales increased during the second quarter of fiscal 2015 to 24.4% of net sales, compared to 23.6% of net sales for the second quarter of fiscal 2014. The increase was primarily due to increased marketing and technology expenses used to drive higher direct-to-consumer traffic. Selling, general and administrative expenses increased by $19.2 million, or 10.7%, to $198.1 million, in the second quarter of fiscal 2015, from $178.9 million in the second quarter of fiscal 2014. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses as noted above and the operating expenses of new and non-comparable stores.

Income from operations decreased to 13.0% of net sales, or $105.1 million, for the second quarter of fiscal 2015 compared to 15.7%, or $119.3 million, for the second quarter in fiscal 2014.

Our effective tax rate for the second quarter of fiscal 2015 was 35.5% of income before income taxes compared to 36.1% of income before taxes in the second quarter of fiscal 2014. We expect our annual effective tax rate to be approximately 35.0% of income before taxes for the full year for fiscal 2015.

Six Months Ended July 31, 2014 Compared To Six Months Ended July 31, 2013

Net sales for the six months ended July 31, 2014 increased by 6.5% to $1.50 billion, from $1.41 billion in the comparable period of fiscal 2014. The $90.9 million increase was attributable to a $65.6 million, or 4.9%, increase in Retail segment net sales and a $25.3 million, or 31.7%, increase in our Wholesale segment net sales. Retail segment net sales for the six months ended July 31, 2014 accounted for 93.0% of total net sales compared to 94.3% of total net sales during the six months ended July 31, 2013.

The growth in Retail segment net sales during the first six months of fiscal 2015 was driven by an increase of $67.4 million in non-comparable and new store net sales partially offset by a decrease of $1.8 million, or 0.1%, in Retail segment comparable net sales, which includes our direct-to-consumer channel. Our total company comparable Retail segment net sales decrease comprised a decrease of 10.8% at Urban Outfitters and increases of 23.6% and 7.3% at Free People and the Anthropologie Group, respectively, and was driven by negative comparable store net sales largely offset by continued growth in the direct-to-consumer channel. The negative comparable store net sales resulted from a reduction in transactions partially offset by an increase in average unit selling price, while units per transaction were flat. The direct-to-consumer net sales increase was driven by a higher average order value and an increase in website and mobile traffic. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 52 new stores during the first half of fiscal 2015 that were not in operation for the full comparable first half of fiscal 2014.

The increase in Wholesale segment net sales during the first six months of fiscal 2015, as compared to the first six months of fiscal 2014, was due to an increase in transactions and was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first six months of fiscal 2015 decreased to 36.2% of net sales from 38.2% of net sales in the comparable period in fiscal 2014. The decrease in the gross profit percentage was primarily due to a deleverage in store occupancy costs driven by negative store comparable sales at the Urban Outfitters brand and pre-opening rent expense related to new stores. Lower merchandise margins at the Urban Outfitters brand resulting from underperforming product also contributed to the decline. Gross profit for the first six months of fiscal 2015 increased by $4.7 million, or 0.9%, to $541.8 million from $537.1 million in the comparable period in fiscal 2014. The increase was primarily due to higher net sales and was largely offset by the lower gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales increased during the first six months of fiscal 2015 to 25.2% of net sales, compared to 24.5% of net sales for the first six months of fiscal 2014. The increase was primarily due to increased marketing and technology expenses used to drive higher direct-to-consumer traffic. Selling, general and administrative expenses increased by $32.0 million, or 9.3%, to $376.8 million, in the first half of fiscal 2015, from $344.8 million in the first half of fiscal 2014. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses as noted above and the operating expenses of new and non-comparable stores.

Income from operations decreased to 11.0% of net sales, or $164.9 million, for the first half of fiscal 2015 compared to 13.7%, or $192.3 million, for the first half of fiscal 2014.

Our effective tax rate for the first half of fiscal 2015 was 36.0% of income before income taxes compared to 35.8% of income before taxes in the first half of fiscal 2014.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $409.1 million as of July 31, 2014, as compared to $890.3 million as of January 31, 2014 and $741.1 million as of July 31, 2013. Our working capital was $423.8 million at July 31, 2014 compared to $663.2 million at January 31, 2014 and $716.4 million at July 31, 2013. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents and marketable securities as a result of our common share repurchases.

Cash provided by operating activities during the first half of fiscal 2015 decreased by $44.5 million to $110.6 million from $155.1 million in the first half of fiscal 2014. This decrease was primarily due to changes in overall working capital in the first half of fiscal 2015 as compared to the first half of fiscal 2014 and lower net income.

Cash provided by investing activities during the first half of fiscal 2015 was $266.8 million, primarily related to the sales and maturities of marketable securities and was partially offset by purchases of marketable securities and property and equipment.

Cash used in financing activities during the first half of fiscal 2015 was $475.1 million, primarily related to the repurchase of our common shares under the Board of Directors approved share repurchase programs.

During the last two years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventories and expand our distribution, fulfillment and home office facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations. Cash paid for property and equipment for the six months ended July 31, 2014 and 2013 was $106.2 million and $66.8 million, respectively, and was used primarily to expand or renovate our store base, home offices and distribution and fulfillment facilities.

During fiscal 2015, we plan to construct and open approximately 35 to 40 new stores, renovate certain existing stores, expand our home offices in Philadelphia, Pennsylvania, increase our fulfillment capabilities, upgrade our systems, invest in omni-channel marketing and purchase inventories for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2015, we plan to continue our investment in these initiatives for all brands. We plan to increase the level of capital expenditures during fiscal 2015 to approximately $215.0 to $235.0 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We believe the expansion of our distribution, fulfillment and home office facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

On May 27, 2014, our Board of Directors authorized the repurchase of 10.0 million common shares under a new share repurchase program. Under this authorization, we repurchased and subsequently retired 3.7 million common shares at a total cost of $125.6 million during the three months ended July 31, 2014. The average cost per share of these repurchases for the three months ended July 31, 2014 was $33.62, including commissions.

On August 27, 2013, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. We repurchased and subsequently retired all of the remaining 9.7 million outstanding shares available under this authorization during the first quarter of fiscal 2015 at a total cost of $353.3 million for an average cost per share of $36.43, including commissions.

On March 27, 2014, we amended and restated our existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Line contains a sub-limit for borrowings by our subsidiaries that are guaranteed by us. Under the terms of the Line, at our option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects us to various restrictive covenants, including maintenance of certain financial covenants. As of July 31, 2014, there were no borrowings under the Line and we were in compliance with all covenants. Outstanding letters of credit under the Line totaled approximately $79.8 million as of July 31, 2014. The available credit under the Line was $95.2 million as of July 31, 2014. We expect the Line to satisfy our credit needs through at least the remainder of fiscal 2015.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2014, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of July 31, 2014, January 31, 2014 and July 31, 2013, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “BBB” or better, municipal and pre-refunded municipal bonds rated “BBB” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “BBB” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

During the first quarter of fiscal 2014, we sold all of our remaining ARS for $4,580 in cash. Our ARS had a par value and a recorded fair value of $4,925 and $4,330 respectively, prior to the sale.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the 2014 share repurchase program for the quarter ended July 31, 2014 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2014 through May 31, 2014	—	—	—	10,000,000
June 1, 2014 through June 30, 2014	1,906,277	$33.66	1,906,277	8,093,723
July 1, 2014 through July 31, 2014	1,830,002	$33.58	1,830,002	6,263,721

Total Fiscal 2015 Second Quarter	3,736,279		3,736,279	6,263,721

[1]	On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2014, filed with the Securities and Exchange Commission on September 9, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2014	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: September 9, 2014	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2014, filed with the Securities and Exchange Commission on September 9, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.