Form 10-Q
period 2014-10-31
URBAN OUTFITTERS INC
filed 2014-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

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

Common stock, $0.0001 par value—131,643,598 shares outstanding on December 4, 2014.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2014	January 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$128,191	$242,058	$194,929
Marketable securities	115,005	281,813	227,547
Accounts receivable, net of allowance for doubtful accounts of $1,004, $1,711 and $1,371, respectively	70,803	55,161	54,717
Inventories	467,097	311,207	406,712
Prepaid expenses, deferred taxes and other current assets	116,969	104,741	92,876

Total current assets	898,065	994,980	976,781
Property and equipment, net	886,810	806,909	783,662
Marketable securities	114,600	366,422	303,200
Deferred income taxes and other assets	89,290	52,903	54,669

Total Assets	$1,988,765	$2,221,214	$2,118,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$218,251	$137,036	$160,787
Accrued expenses, accrued compensation and other current liabilities	190,819	194,794	165,129

Total current liabilities	409,070	331,830	325,916
Deferred rent and other liabilities	201,712	195,214	196,114

Total Liabilities	610,782	527,044	522,030

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 134,268,445, 147,309,575 and 147,277,047 shares issued and outstanding, respectively	13	15	15
Additional paid-in-capital	3,870	97,684	93,245
Retained earnings	1,380,801	1,597,439	1,508,757
Accumulated other comprehensive loss	(6,701)	(968)	(5,735)

Total Shareholders’ Equity	1,377,983	1,694,170	1,596,282

Total Liabilities and Shareholders’ Equity	$1,988,765	$2,221,214	$2,118,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales	$814,470	$774,049	$2,312,033	$2,180,750
Cost of sales	530,946	481,764	1,486,740	1,351,413

Gross profit	283,524	292,285	825,293	829,337
Selling, general and administrative expenses	207,059	186,826	583,890	531,595

Income from operations	76,465	105,459	241,403	297,742
Other expense, net	(693)	(186)	(1,560)	(108)

Income before income taxes	75,772	105,273	239,843	297,634
Income tax expense	28,629	35,016	87,713	103,956

Net income	$47,143	$70,257	$152,130	$193,678

Net income per common share:
Basic	$0.35	$0.48	$1.10	$1.32

Diluted	$0.35	$0.47	$1.09	$1.30

Weighted-average common shares outstanding:
Basic	134,267,259	147,405,769	138,201,670	146,918,029

Diluted	135,948,454	149,517,146	139,946,843	149,232,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net income	$47,143	$70,257	$152,130	$193,678
Other comprehensive (loss) income:
Foreign currency translation	(9,089)	6,961	(5,393)	2,546
Change in unrealized gains (losses) on marketable securities, net of tax	2	321	(340)	501

Total other comprehensive (loss) income	(9,087)	7,282	(5,733)	3,047

Comprehensive income	$38,056	$77,539	$146,397	$196,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net income	$152,130	$193,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,377	97,786
Benefit for deferred income taxes	(24,108)	(16,910)
Excess tax benefits from share-based awards	(2,014)	(9,438)
Share-based compensation expense	13,608	12,411
Loss on disposition of property and equipment, net	915	1,350
Changes in assets and liabilities:
Receivables	(15,981)	(15,094)
Inventories	(176,931)	(123,349)
Prepaid expenses and other assets	(5,509)	347
Payables, accrued expenses and other liabilities	84,952	69,846

Net cash provided by operating activities	130,439	210,627

Cash flows from investing activities:
Cash paid for property and equipment	(175,905)	(128,460)
Cash paid for marketable securities	(311,937)	(491,404)
Sales and maturities of marketable securities	720,668	326,103

Net cash provided by (used in) investing activities	232,826	(293,761)

Cash flows from financing activities:
Proceeds from the exercise of stock options	10,692	34,200
Excess tax benefits from share-based awards	2,014	9,438
Share repurchases related to share repurchase program	(485,805)	(10,694)
Share repurchases related to taxes for share-based awards	(3,094)	(385)

Net cash (used in) provided by financing activities	(476,193)	32,559

Effect of exchange rate changes on cash and cash equivalents	(939)	177

Decrease in cash and cash equivalents	(113,867)	(50,398)
Cash and cash equivalents at beginning of period	242,058	245,327

Cash and cash equivalents at end of period	$128,191	$194,929

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$105,174	$110,245

Non-cash investing activities—Accrued capital expenditures	$27,894	$25,968

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

The Company’s business is subject to seasonal variations in which a greater percentage of the Company’s annual net sales and net income typically occur during the period from August 1 through December 31 of the fiscal year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2014, January 31, 2014 and October 31, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2014
Short-term Investments:
Corporate bonds	$70,859	$47	$(30)	$70,876
Municipal and pre-refunded municipal bonds	26,746	34	—	26,780
Certificates of deposit	11,978	4	—	11,982
Commercial paper	3,592	1	—	3,593
Federal government agencies	1,771	3	—	1,774

	114,946	89	(30)	115,005

Long-term Investments:
Corporate bonds	59,504	65	(83)	59,486
Municipal and pre-refunded municipal bonds	38,292	90	(7)	38,375
Certificates of deposit	3,686	—	—	3,686
Treasury bills	8,717	9	—	8,726
Mutual funds, held in rabbi trust	3,399	134	(4)	3,529
Federal government agencies	798	—	—	798

	114,396	298	(94)	114,600

	$229,342	$387	$(124)	$229,605

As of January 31, 2014
Short-term Investments:
Corporate bonds	$100,856	$56	$(41)	$100,871
Municipal and pre-refunded municipal bonds	85,000	98	(2)	85,096
Certificates of deposit	35,844	13	(1)	35,856
Treasury bills	24,873	10	—	24,883
Commercial paper	35,101	7	(1)	35,107

	281,674	184	(45)	281,813

Long-term Investments:
Corporate bonds	208,446	268	(162)	208,552
Municipal and pre-refunded municipal bonds	125,934	415	(8)	126,341
Certificates of deposit	4,000	—	(2)	3,998
Treasury bills	21,551	21	—	21,572
Mutual funds, held in rabbi trust	1,591	108	(33)	1,666
Federal government agencies	4,287	6	—	4,293

	365,809	818	(205)	366,422

	$647,483	$1,002	$(250)	$648,235

As of October 31, 2013
Short-term Investments:
Corporate bonds	$77,806	$37	$(25)	$77,818
Municipal and pre-refunded municipal bonds	84,662	71	(3)	84,730
Certificates of deposit	26,733	17	—	26,750
Treasury bills	10,079	3	—	10,082
Commercial paper	28,159	10	(2)	28,167

	227,439	138	(30)	227,547

Long-term Investments:
Corporate bonds	156,170	197	(144)	156,223
Municipal and pre-refunded municipal bonds	122,356	324	(13)	122,667
Certificates of deposit	2,001	1	—	2,002
Treasury bills	12,183	9	—	12,192
Mutual funds, held in rabbi trust	1,236	92	—	1,328
Federal government agencies	8,784	4	—	8,788

	302,730	627	(157)	303,200

	$530,169	$765	$(187)	$530,747

Proceeds from the sale and maturities of available-for-sale securities were $720,668 and $326,103 for the nine months ended October 31, 2014 and 2013, respectively. The Company included in “Other expense, net,” realized gains of $30 and $202 for the three and nine months ended October 31, 2014, respectively, and realized gains of $37 and losses of $165 for the three and nine months ended October 31, 2013, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,309 and $5,416 for the three and nine months ended October 31, 2014, respectively, and $2,992 and $7,711 for the three and nine months ended October 31, 2013, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive income (loss).

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of October 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$130,362	$—	$—	$130,362
Municipal and pre-refunded municipal bonds	—	65,155	—	65,155
Certificates of deposit	—	15,668	—	15,668
Treasury bills	8,726	—	—	8,726
Commercial paper	—	3,593	—	3,593
Mutual funds, held in rabbi trust	3,529	—	—	3,529
Federal government agencies	2,572	—	—	2,572

	$145,189	$84,416	$—	$229,605

	Marketable Securities Fair Value as of January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$309,423	$—	$—	$309,423
Municipal and pre-refunded municipal bonds	—	211,437	—	211,437
Certificates of deposit	—	39,854	—	39,854
Treasury bills	46,455	—	—	46,455
Commercial paper	—	35,107	—	35,107
Mutual funds, held in rabbi trust	1,666	—	—	1,666
Federal government agencies	4,293	—	—	4,293

	$361,837	$286,398	$—	$648,235

	Marketable Securities Fair Value as of October 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$234,041	$—	$—	$234,041
Municipal and pre-refunded municipal bonds	—	207,397	—	207,397
Certificates of deposit	—	28,752	—	28,752
Treasury bills	22,274	—	—	22,274
Commercial paper	—	28,167	—	28,167
Mutual funds, held in rabbi trust	1,328	—	—	1,328
Federal government agencies	8,788	—	—	8,788

	$266,431	$264,316	$—	$530,747

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

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short term highly liquid investments with maturities of three months or less. As of October 31, 2014, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

5. Line of Credit Facility

On March 27, 2014, the Company amended and restated its existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at the Company’s discretion. The Line contains a sub-limit for borrowings by the Company’s subsidiaries that are guaranteed by the Company. Under the terms of the Line, at the Company’s option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from

0.50% to 1.50%. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial covenants. As of October 31, 2014, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit and stand-by letters of credit under the Line totaled approximately $74,974 as of October 31, 2014. The available credit under the Line was $100,026 as of October 31, 2014.

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

Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2014 and 2013 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Stock options	$375	$677	$1,183	$2,202
Stock appreciation rights	577	753	1,828	2,280
Performance stock units	4,000	3,489	10,496	7,748
Restricted stock units	23	67	101	181

Total	$4,975	$4,986	$13,608	$12,411

Share-based awards granted and the weighted-average fair values for the nine months ended October 31, 2014 were as follows:

	Nine Months Ended October 31, 2014
	Awards Granted	Weighted Average Fair Value
Stock options	100,000	$7.02
Stock appreciation rights	—
Performance stock units	627,500	$24.66
Restricted stock units	—

Total	727,500

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2014 is as follows:

	October 31, 2014
	Unrecognized Compensation Cost	Weighted Average Years
Stock options	$448	0.6
Stock appreciation rights	3,058	1.8
Performance stock units	43,958	3.2
Restricted stock units	35	0.4

Total	$47,499	3.1

7. Shareholder’s Equity

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a new share repurchase program. Under this authorization, the Company repurchased and subsequently retired 184,400 and 3,920,679 common shares at a total cost of $6,883 and $132,490 during the three and nine months ended October 31, 2014, respectively. The average cost per share of these repurchases for the three and nine months ended October 31, 2014 was $37.33 and $33.79, respectively, including commissions.

Subsequent to October 31, 2014 and through December 10, 2014, the Company repurchased and retired 2,657,118 common shares under the May 2014 authorization for approximately $85,889, including commissions, at an average price of $32.32 per share.

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

In addition to the shares repurchased under the share repurchase programs during the nine months ended October 31, 2014, the Company acquired and subsequently retired 83,894 common shares at a total cost of $3,094 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2013, the Company acquired and subsequently retired 9,178 common shares at a total cost of $385 from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity during the three months ended October 31, 2014, the Company reduced the balance of additional paid-in-capital to $3,870. For the nine months ended October 31, 2014, total share repurchase activity resulted in a reduction of additional paid-in capital of $120,128 and a reduction of retained earnings of $368,768.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), by component, net of tax, for the three and nine months ended October 31, 2014 and 2013, respectively:

	Three Months Ended October 31, 2014			Nine Months Ended October 31, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$2,308	$78	$2,386	$(1,388)	$420	$(968)
Other comprehensive income (loss) before reclassifications	(9,089)	(28)	(9,117)	(5,393)	(542)	(5,935)
Amounts reclassified from accumulated other comprehensive income (loss)	—	30	30	—	202	202

Net current-period other comprehensive income (loss)	(9,089)	2	(9,087)	(5,393)	(340)	(5,733)

Balance at end of period	$(6,781)	$80	$(6,701)	$(6,781)	$80	$(6,701)

	Three Months Ended October 31, 2013			Nine Months Ended October 31, 2013
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(12,997)	$(20)	$(13,017)	$(8,582)	$(200)	(8,782)
Other comprehensive income (loss) before reclassifications	6,961	358	7,319	2,546	336	2,882
Amounts reclassified from accumulated other comprehensive income (loss)	—	(37)	(37)	—	165	165

Net current-period other comprehensive income (loss)	6,961	321	7,282	2,546	501	3,047

Balance at end of period	$(6,036)	$301	$(5,735)	$(6,036)	$301	$(5,735)

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

9. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Basic weighted-average common shares outstanding	134,267,259	147,405,769	138,201,670	146,918,029
Effect of dilutive stock options, stock appreciation rights, performance stock units and restricted stock units	1,681,195	2,111,377	1,745,173	2,314,580

Diluted weighted-average common shares outstanding	135,948,454	149,517,146	139,946,843	149,232,609

For the three months ended October 31, 2014 and 2013, awards to purchase 879,600 common shares with an exercise price range of $37.02 to $46.02 and 204,500 common shares with an exercise price range of $39.40 to $46.02, respectively, were outstanding but were not included in the Company’s computation of diluted weighted-average common shares outstanding because their effect would have been anti-dilutive. For the nine months ended October 31, 2014 and 2013, awards to purchase 1,003,647 common shares with an exercise price range of $35.12 to $46.02 and 101,500 common shares with an exercise price range of $39.40 to $46.02, respectively, were outstanding but were not included in the Company’s computation of diluted weighted-average common shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2014 and 2013, were 2,200,434 and 1,751,100 performance-based equity awards, respectively, since they did not meet the required performance criteria.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 539 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for more than 92% of total consolidated net sales for the three and nine months ended October 31, 2014 and 2013, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,400 better department and specialty retailers worldwide.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. The Company has substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company now sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance.

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

	October 31, 2014	January 31, 2014	October 31, 2013
Inventories
Retail operations	$430,467	$282,590	$380,989
Wholesale operations	36,630	28,617	25,723

Total inventories	$467,097	$311,207	$406,712

Property and equipment, net
Retail operations	$882,630	$802,965	$780,149
Wholesale operations	4,180	3,944	3,513

Total property and equipment, net	$886,810	$806,909	$783,662

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales
Retail operations	$751,451	$724,066	$2,143,997	$2,051,028
Wholesale operations	66,896	52,928	177,152	136,595
Intersegment elimination	(3,877)	(2,945)	(9,116)	(6,873)

Total net sales	$814,470	$774,049	$2,312,033	$2,180,750

Income from operations
Retail operations	$72,892	$100,877	$233,671	$289,861
Wholesale operations	15,884	13,337	41,050	33,282
Intersegment elimination	(370)	(311)	(869)	(692)

Total segment operating income	88,406	113,903	273,852	322,451
General corporate expenses	(11,941)	(8,444)	(32,449)	(24,709)

Total income from operations	$76,465	$105,459	$241,403	$297,742

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2014	January 31, 2014	October 31, 2013
Property and equipment, net
Domestic operations	$731,579	$655,866	$632,271
Foreign operations	155,231	151,043	151,391

Total property and equipment, net	$886,810	$806,909	$783,662

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net Sales
Domestic operations	$706,090	$677,119	$2,008,765	$1,908,172
Foreign operations	108,380	96,930	303,268	272,578

Total net sales	$814,470	$774,049	$2,312,033	$2,180,750

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an omni-channel retailer and operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn brands, whose merchandise is sold directly to our customers through retail stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2015 will end on January 31, 2015.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we now source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

As of October 31, 2014, we operated 236 Urban Outfitters stores of which 179 were located in the United States, 15 were located in Canada and 42 were located in Europe. For the nine months ended October 31, 2014, we opened seven new Urban Outfitters stores, of which four were located in the United States, one was located in Canada and two were located in Europe. During the nine months ended October 31, 2014, Urban Outfitters closed one store located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in North America and in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, footwear, beauty, accessories, activewear and gear, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.6% and 8.4% of consolidated net sales, respectively, for the nine months ended October 31, 2014, compared to 37.0% and 7.5%, respectively, for the comparable period in fiscal 2014.

The Anthropologie Group consists of the Anthropologie and Bhldn brands. We initially operated the Bhldn brand as a standalone concept and opened two Bhldn stores. We determined that the Bhldn brand was complimentary to the Anthropologie brand and have integrated the Bhldn and Anthropologie brands into the Anthropologie Group. As of October 31, 2014, we operated 199 Anthropologie Group stores, of which 182 were located in the United States, 11 were located in Canada and six were located in Europe. For the nine months ended October 31, 2014, we opened 10 new Anthropologie Group stores, of which six were located in the United States, two were located in Canada and two were located in Europe. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings and a diverse array of gifts and decorative items. Bhldn offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. We plan to open additional Anthropologie stores over the next several years, some of which will include Bhldn shop-within-shop locations. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 40.6% and 1.4% of consolidated net sales, respectively, for the nine months ended October 31, 2014, compared to 40.3% and 1.1%, respectively, for the comparable period in fiscal 2014.

As of October 31, 2014, we operated 102 Free People stores, of which 98 were located in the United States and four were located in Canada. For the nine months ended October 31, 2014, we opened 12 new Free People stores, of which 10 were located in the United States and two were located in Canada. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 9.1% of consolidated net sales for the nine months ended October 31, 2014, compared to approximately 7.5% for the comparable period in fiscal 2014.

As of October 31, 2014, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Merchandise includes lifestyle home and garden products combined with outdoor living, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2014 and 2013, respectively.

For all brands combined, we plan to open approximately 35 to 40 new stores during fiscal 2015, including 11 Urban Outfitters stores, 16 Anthropologie Group stores and 12 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses and intimate apparel are sold through approximately 1,400 better department and specialty stores worldwide, including in North America, Europe and Asia, and our own Free People stores. Free People’s Wholesale segment net sales accounted for approximately 7.3% of consolidated net sales for the nine months ended October 31, 2014, compared to 6.0% for the comparable period in fiscal 2014.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for the fiscal year ended January 31, 2014, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2014. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and may require management’s subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Revenue is recognized by the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, in each case, net of estimated customer returns. Revenue is recognized by the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized at the completion of a job or service for landscape sales. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in our Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for the Wholesale segment and landscape service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for landscape services are recorded as a liability and recognized as a sale upon completion of service. Landscape services and related deposits are not material.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of October 31, 2014, January 31, 2014 and October 31, 2013, reserves for estimated sales returns totaled $21.4 million, $17.1 million and $16.3 million, representing 3.5%, 3.2% and 3.1% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of October 31, 2014, January 31, 2014 and October 31, 2013 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other expense, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q)) are considered temporary and therefore are excluded from earnings and are reported as a component of “Other comprehensive (loss) income” in the Condensed Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at October 31, 2014, January 31, 2014 and October 31, 2013 consisted of finished goods. Raw materials and work-in-process were not material to the overall net inventory value. Net inventories as of October 31, 2014, January 31, 2014 and October 31, 2013 totaled $467.1 million, $311.2 million and $406.7 million, representing 23.5%, 14.0% and 19.2% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of October 31, 2014, January 31, 2014 and October 31, 2013 totaled $886.8 million, $806.9 million and $783.7 million, representing 44.6%, 36.3% and 37.0% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the assets. For the nine months ended October 31, 2014 and 2013, as well as for fiscal 2014, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of October 31, 2014, January 31, 2014 and October 31, 2013 totaled $90.3 million, $66.8 million and $56.5 million, representing 4.5%, 3.0% and 2.7% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Condensed Consolidated Statements of Income. Valuation allowances as of October 31, 2014, January 31, 2014 and October 31, 2013 were $0.1 million, $0.1 million and $2.0 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to change our valuation allowances, resulting in adjustments to income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2	62.3	64.3	62.0

Gross profit	34.8	37.7	35.7	38.0
Selling, general and administrative expenses	25.4	24.1	25.3	24.3

Income from operations	9.4	13.6	10.4	13.7
Other expense, net	(0.1)	0.0	0.0	0.0

Income before income taxes	9.3	13.6	10.4	13.7
Income tax expense	3.5	4.5	3.8	4.8

Net income	5.8%	9.1%	6.6%	8.9%

Three Months Ended October 31, 2014 Compared To Three Months Ended October 31, 2013

Net sales in the third quarter of fiscal 2015 increased by 5.2% to $814.5 million, from $774.0 million in the third quarter of fiscal 2014. The $40.5 million increase was attributable to a $27.4 million, or 3.8%, increase in Retail segment net sales and a $13.1 million, or 26.1%, increase in Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2015 accounted for 92.3% of total net sales compared to 93.5% of total net sales in the third quarter of fiscal 2014.

The growth in Retail segment net sales during the third quarter of fiscal 2015 was driven by an increase of $34.4 million in non-comparable and new store net sales partially offset by a decrease of $7.0 million, or 1.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel. Our total company comparable Retail segment net sales decrease was comprised of a decrease of 7.1% at Urban Outfitters and increases of 14.8% and 2.2% at Free People and the Anthropologie Group, respectively. The decrease in comparable net sales was driven by negative comparable store net sales largely offset by continued growth in the direct-to-consumer channel. The negative comparable store net sales resulted from a reduction in transactions and units per transaction, partially offset by an increase in average unit selling price. Growth in direct-to-consumer net sales was driven by a higher average order value and an increase in website and mobile traffic. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 50 new stores during the third quarter of fiscal 2015 that were not in operation for the full comparable quarter in fiscal 2014. Thus far during the fourth quarter of fiscal 2015, comparable Retail segment net sales are low single-digit positive.

The increase in Wholesale segment net sales in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, was due to increased sales at both department stores and specialty accounts and strong international sales growth. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the third quarter of fiscal 2015 decreased to 34.8% of net sales from 37.7% of net sales in the comparable quarter in fiscal 2014. The decrease in the gross profit percentage was primarily driven by lower initial merchandise markup at the Retail segment followed by higher markdowns at the stores and store occupancy expense deleverage due to negative store comparable net sales, which were all primarily driven by the poor performance at the Urban Outfitters brand. Gross profit for the third quarter of fiscal 2015 decreased by $8.8 million, or 3.0%, to $283.5 million from $292.3 million in the comparable quarter in fiscal 2014. The decrease was primarily due to the lower gross profit percentage and was partially offset by higher net sales. Total inventories at October 31, 2014 increased by $60.4 million, or 14.8%, to $467.1 million from $406.7 million at October 31, 2013. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores and growth in comparable Retail segment inventories. The growth in comparable Retail segment inventories was attributable to a 7.5% increase in inventory cost and was partially offset by a 7.4% decrease in units compared to October 31, 2013.

Selling, general and administrative expenses as a percentage of net sales increased during the third quarter of fiscal 2015 to 25.4% of net sales, compared to 24.1% of net sales for the third quarter of fiscal 2014. The increase was primarily due to increased marketing and technology expenses used to drive higher direct-to-consumer traffic. Selling, general and administrative expenses increased by $20.3 million, or 10.8%, to $207.1 million, in the third quarter of fiscal 2015, from $186.8 million in the third quarter of fiscal 2014. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses as noted above and the operating expenses of new stores.

Income from operations decreased to 9.4% of net sales, or $76.5 million, for the third quarter of fiscal 2015 compared to 13.6%, or $105.5 million, for the third quarter in fiscal 2014.

Our effective tax rate for the third quarter of fiscal 2015 was 37.8% of income before income taxes compared to 33.3% of income before taxes in the third quarter of fiscal 2014. The increase in the effective tax rate is primarily due to state tax adjustments in both periods. We expect our annual effective tax rate to be approximately 36.5% of income before taxes for the full year of fiscal 2015.

Nine Months Ended October 31, 2014 Compared To Nine Months Ended October 31, 2013

Net sales for the nine months ended October 31, 2014 increased by 6.0% to $2.31 billion, from $2.18 billion in the comparable period of fiscal 2014. The $131.3 million increase was attributable to a $93.0 million, or 4.5%, increase in Retail segment net sales and a $38.3 million, or 29.5%, increase in Wholesale segment net sales. Retail segment net sales for the nine months ended October 31, 2014 accounted for 92.7% of total net sales compared to 94.1% of total net sales during the nine months ended October 31, 2013.

The growth in Retail segment net sales during the first nine months of fiscal 2015 was driven by an increase of $99.9 million in non-comparable and new store net sales partially offset by a decrease of $6.9 million, or 0.4%, in Retail segment comparable net sales, which includes our direct-to-consumer channel. Our total company comparable Retail segment net sales decrease was comprised of a decrease of 9.4% at Urban Outfitters and increases of 20.0% and 5.6% at Free People and the Anthropologie Group, respectively. The decrease in comparable net sales was driven by negative comparable store net sales largely offset by continued growth in the direct-to-consumer channel. The negative comparable store net sales resulted from a reduction in transactions and units per transaction, partially offset by an increase in average unit selling price. Growth in direct-to-consumer net sales was driven by an increase in average order value and website and mobile traffic. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 67 new stores during the first nine months of fiscal 2015 that were not in operation for the full comparable period of fiscal 2014.

The increase in Wholesale segment net sales during the first nine months of fiscal 2015, as compared to the first nine months of fiscal 2014, was due to increased sales at both department stores and specialty accounts and strong international sales growth. Wholesales sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first nine months of fiscal 2015 decreased to 35.7% of net sales from 38.0% of net sales in the comparable period in fiscal 2014. The decrease in the gross profit percentage was primarily due to lower initial merchandise markup at the Retail segment followed by higher markdowns at the stores and store occupancy deleverage due to negative store comparable net sales, which were all primarily driven by poor performance at the Urban Outfitters brand. Gross profit for the first nine months of fiscal 2015 decreased by $4.0 million, or 0.5%, to $825.3 million from $829.3 million in the comparable period in fiscal 2014. The decrease was primarily due to the lower gross profit percentage and was partially offset by increased net sales.

Selling, general and administrative expenses as a percentage of net sales increased during the first nine months of fiscal 2015 to 25.3% of net sales, compared to 24.3% of net sales for the first nine months of fiscal 2014. The increase was primarily due to increased marketing and technology expenses used to drive higher direct-to-consumer traffic. Selling, general and administrative expenses increased by $52.3 million, or 9.8%, to $583.9 million, in the first nine months of fiscal 2015, from $531.6 million in the comparable period of fiscal 2014. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses as noted above and the operating expenses of new stores.

Income from operations decreased to 10.4% of net sales, or $241.4 million, for the first nine months of fiscal 2015 compared to 13.7%, or $297.7 million, for the first nine months of fiscal 2014.

Our effective tax rate for the first nine months of fiscal 2015 was 36.6% of income before income taxes compared to 34.9% of income before taxes in the first nine months of fiscal 2014. The increase in the effective tax rate is primarily due to state tax adjustments.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $357.8 million as of October 31, 2014, as compared to $890.3 million as of January 31, 2014 and $725.7 million as of October 31, 2013. Our working capital was

$489.0 million at October 31, 2014 compared to $663.2 million at January 31, 2014 and $650.9 million at October 31, 2013. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents and marketable securities as a result of our common share repurchases.

Cash provided by operating activities during the nine months ended October 31, 2014 decreased by $80.2 million to $130.4 million from $210.6 million in the comparable period of fiscal 2014. This decrease was primarily due to lower net income and changes in overall working capital driven by increases in inventories for the nine months ended October 31, 2014 as compared to the comparable period of fiscal 2014.

Cash provided by investing activities during the first nine months of fiscal 2015 was $232.8 million, primarily related to the sales and maturities of marketable securities and was partially offset by purchases of marketable securities and property and equipment.

Cash used in financing activities during the first nine months of fiscal 2015 was $476.2 million, primarily related to the repurchase of our common shares under the Board of Directors approved share repurchase programs.

During the last two years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventories and expand our home offices and distribution and fulfillment facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations. Cash paid for property and equipment for the nine months ended October 31, 2014 and 2013 was $175.9 million and $128.5 million, respectively, and was used primarily to expand or renovate our store base, home offices and distribution and fulfillment facilities.

During fiscal 2015, we plan to construct and open approximately 35 to 40 new stores, renovate certain existing stores, expand our home offices in Philadelphia, Pennsylvania, increase our fulfillment capabilities, upgrade our systems, invest in omni-channel marketing and purchase inventories for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2015, we plan to continue our investment in these initiatives for all brands. We plan to increase the level of capital expenditures during fiscal 2015 to approximately $215.0 to $235.0 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We believe the expansion of our home offices and distribution and fulfillment facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

On May 27, 2014, our Board of Directors authorized the repurchase of 10.0 million common shares under a new share repurchase program. Under this authorization, during the nine months ended October 31, 2014, we repurchased and subsequently retired 3.9 million shares at a total cost of $132.5 million for an average cost per share of $33.79, including commissions.

Subsequent to October 31, 2014 and through December 10, 2014, we repurchased and retired 2,657,118 common shares under the May 2014 authorization for approximately $85,889, including commissions, at an average price of $32.32 per share.

On August 27, 2013, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. We repurchased and subsequently retired all of the remaining 9.7 million outstanding shares available under this authorization during the first quarter of fiscal 2015 at a total cost of $353.3 million for an average cost per share of $36.43, including commissions.

On March 27, 2014, we amended and restated our existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Line contains a sub-limit for borrowings by our subsidiaries that are guaranteed by us. Under the terms of the Line, at our option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects us to various restrictive covenants, including maintenance of certain financial covenants. As of October 31, 2014, there were no borrowings under the Line and we were in compliance with all covenants. Outstanding letters of credit under the Line totaled approximately $75.0 million as of October 31, 2014. The available credit under the Line was $100.0 million as of October 31, 2014. We expect the Line to satisfy our credit needs through at least the remainder of fiscal 2019.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2014, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of October 31, 2014, January 31, 2014 and October 31, 2013, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “BBB” or better, municipal and pre-refunded municipal bonds rated “BBB” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “BBB” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the 2014 share repurchase program for the quarter ended October 31, 2014 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2014 through August 31, 2014	—	—	—	6,263,721
September 1, 2014 through September 30, 2014	144,400	$37.40	144,400	6,119,321
October 1, 2014 through October 31, 2014	40,000	37.06	40,000	6,079,321

Total Fiscal 2015 Third Quarter	184,400		184,400	6,079,321

[1]	On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2014	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: December 10, 2014	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.