Form 10-K
period 2015-01-31
URBAN OUTFITTERS INC
filed 2015-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $3,614,766,155.

The number of shares outstanding of the registrant’s common stock on March 25, 2015 was 131,723,233.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from a worldwide political and economic crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, failure of our manufacturers to comply with our social compliance program, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2015. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle specialty retail company that operates under the Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn brands. We also operate a Wholesale segment under the Free People brand. We have over 44 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce websites, mobile applications and also through our Urban Outfitters, Anthropologie and Free People catalogs. We have achieved compounded annual sales growth of approximately 11% over the past five years, with sales of approximately $3.3 billion during the fiscal year ended January 31, 2015.

We opened our first Urban Outfitters store in 1970 near the University of Pennsylvania campus in Philadelphia, Pennsylvania and were incorporated in Pennsylvania in 1976. The first Anthropologie store opened in a suburb of Philadelphia in October 1992. We started doing business in Europe in June 1998, with our first European Urban Outfitters store located in London. We opened our first Free

People store in the Garden State Plaza Mall in Paramus, New Jersey in November 2002. We opened our first Terrain garden center in Glen Mills, Pennsylvania in April 2008. We opened our first European Anthropologie store in London in October 2009. In August 2011, we opened our first Bhldn store in Houston, Texas.

In 1984 we established the Free People wholesale division to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2015 ended on January 31, 2015.

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

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we now source these products utilizing single stock keeping units (“SKUs”) based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through its unique merchandise mix and compelling store and website environment. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, activewear and gear, electronics, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. Stores average approximately 9,000 square feet of selling space. The brand offers an estimated 75,000 to 80,000 SKUs across the Retail segment. Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers. As of January 31, 2015, we operated 238 Urban Outfitters stores, of which 179 were located in the United States, 16 were located in Canada and 43 were located in Europe. We plan to open approximately 4 Urban Outfitters stores in fiscal 2016. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.9% and 8.8% of consolidated net sales, respectively, for fiscal 2015.

Anthropologie Group. The Anthropologie Group consists of the Anthropologie and Bhldn brands. We initially operated the Bhldn brand as a standalone concept and opened two Bhldn stores. We determined that the Bhldn brand was complementary to the Anthropologie brand and during fiscal 2015 integrated the Bhldn and Anthropologie brands to form the Anthropologie Group. Anthropologie tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. Anthropologie’s unique and eclectic product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The home furnishings range from furniture, rugs, lighting and antiques to table top items, bedding and gifts. Stores average approximately 7,000 square feet of selling space. The brand offers an estimated 60,000 to 65,000 SKUs across the Retail segment. Our stores are located in specialty retail centers, upscale street locations and enclosed malls. The Bhldn brand emphasizes every element that contributes to a wedding. Bhldn offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The standalone Bhldn stores average approximately 3,300 square feet of selling space and are located in a specialty retail center and an upscale street location. We also operate shop-within-shop locations within our Anthropologie stores that offer a comparable product assortment to our standalone stores and website. As of January 31, 2015, we operated 204 Anthropologie Group stores, of which 185 were located in the United States, 12 were located in Canada and seven were located in Europe. We plan to open approximately 13 Anthropologie Group stores, globally, in fiscal 2016. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie offers registry services through our website and mobile applications and in all of our stores throughout the United States. Registry services allow our customers to create gift registries for any occasion and customers can select from any of the products offered by the brand. The Anthropologie brand also offers a catalog in North America and Europe that markets select merchandise, most of which is also available in our Anthropologie stores. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 40.1% and 1.5% of consolidated net sales, respectively, for fiscal 2015.

Free People. Our Free People retail stores primarily offer private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, intimates, shoes, accessories, activewear and gifts. Free People retail stores average approximately 1,600 square feet of selling space. The brand offers an estimated 20,000 to 25,000 SKUs across the Retail segment. Our stores are located in enclosed malls, upscale street locations and specialty retail centers. The retail channels of Free People expose both our wholesale accounts and retail customers to the full Free People product assortment and store environment. As of

January 31, 2015, we operated 102 Free People stores, of which 98 were located in the United States and four were located in Canada. We plan to open approximately 15 new Free People stores in fiscal 2016. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog offering select merchandise, most of which is also available in our Free People stores. Free People’s Retail segment net sales accounted for approximately 9.2% of consolidated net sales for fiscal 2015.

Terrain. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and free standing sites. Both of our Terrain garden centers operate with an average of approximately 18,000 square feet of enclosed selling space as well as a large outdoor seasonal selling space. Terrain’s product offering includes home furnishings and decorative items, garden products including live plants and flowers, outdoor living furnishings and entertainment products and a wide variety of gifts. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design service solutions to our customers. As of January 31, 2015, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2015.

Wholesale Segment

The Free People wholesale division was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores. In order to achieve minimum production lots, Free People wholesale began selling to other retailers throughout the United States. We distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products and will give us greater freedom in differentiating the presentation of our products and further strengthening of our brand image. During fiscal 2015, Free People’s range of tops, bottoms, sweaters, dresses, intimates and shoes were sold worldwide through approximately 1,600 better department and specialty stores worldwide, including Macy’s, Nordstrom, Bloomingdale’s, Lord & Taylor, Selfridge’s, and our own Free People stores. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Free People wholesale sales and showroom facilities are located in New York City, Los Angeles, Chicago, London and Tokyo. Free People’s wholesale sales accounted for approximately 6.8% of consolidated net sales for fiscal 2015.

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

We plan to implement a store location expansion strategy in fiscal 2016 similar to our strategy in fiscal 2015.

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

Merchandise

Our Urban Outfitters stores, websites, mobile applications and catalogs offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, intimates, footwear, beauty, accessories, home furnishings, activewear and gear, electronics, as well as an eclectic mix of apartment wares and gifts. Our Anthropologie stores, websites, mobile applications and catalogs product offerings include women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. Our Bhldn retail stores, shop-within-shop locations and website offer a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our Free People retail stores, websites, mobile applications and catalog offer a showcase for casual women’s apparel, intimates, shoes, accessories, activewear and gifts. Our Terrain garden centers and website product offering includes home furnishings and decorative items, garden products including live plans and flowers, outdoor living furnishings and entertainment products and a wide variety of gifts. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

The wide breadth of merchandise offered by our Retail segment includes a combination of national third-party brands, as well as exclusive merchandise developed and designed internally by our brands. This combination allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Merchandise designed and developed by our brands generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

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

During fiscal 2015 we circulated approximately 27.9 million catalogs across all brands. We plan for our catalog circulation to remain consistent in fiscal 2016.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of import restrictions, war, acts of terrorism, natural disasters, port security considerations or labor disputes, financial or political instability in any of the countries in which goods we purchase are manufactured, trade restrictions in the form of tariffs or quotas, or both, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2015, we purchased merchandise from approximately 5,000 vendors. No single vendor accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution facility in Lancaster County, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. This facility provides distribution services to our east coast retail stores at a favorable freight cost per unit, and provides for faster turnaround from selected vendors. We also lease a 214,500 square foot distribution center located in Reno, Nevada, that receives and distributes the remaining half of our retail store merchandise. This facility provides distribution services to our west coast retail stores at a favorable freight cost per unit, and provides for faster turnaround from selected vendors.

In fiscal 2016, we anticipate the opening of a new 1,000,000 square foot fulfillment center, which we will own and operate, adjacent to our existing distribution facility in Lancaster County, Pennsylvania. The new facility will fulfill Retail and Wholesale segment customer orders.

We lease a 459,000 square foot fulfillment center located in Trenton, South Carolina. This facility, which utilizes an automated material handling system, services our Retail and Wholesale segment customers. The center provides direct-to-consumer fulfillment services, including inventory warehousing, receiving and customer shipping in North America. The closure of the fulfillment center in Trenton is anticipated prior to its lease expiration in fiscal 2017.

We own a 463,000 square foot fulfillment center located in Reno, Nevada. This facility is used primarily to house and distribute merchandise to our western United States direct-to-consumer customers, significantly improving our fulfillment capability. The facility also includes automated material handling systems as well as a data center.

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

Information Systems. Very early in our growth, we recognized the need for high-quality information in order to manage merchandise planning, buying, inventory management and control functions. We invested in a retail software package that met our processing and reporting requirements. We utilize point-of-sale register systems connected by a digital subscriber line network to our home offices. Additionally, many of our stores have mobile point-of-sale devices which have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our direct-to-consumer channel, which includes the Anthropologie, Urban Outfitters, Free People, Terrain and Bhldn retail websites and the Anthropologie, Free People and Urban Outfitters catalogs, maintains separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. The Free People wholesale division uses a separate software system for customer service, order entry and allocations, production planning and inventory management. We have a second fully redundant data center located in our Reno fulfillment facility that functions as a disaster recovery site for our direct-to-consumer, data communication and all other business critical systems.

Competition

The specialty retail and the wholesale businesses are each highly competitive in both the domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile application and catalog presentation, website design, the breadth, quality, style, price and availability of merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and our unique store and website experiences offered by our Retail segment help differentiate us, it also means that our Urban Outfitters, Anthropologie, Free People, Terrain and Bhldn stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie, Free People and Bhldn stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our suppliers offer products directly to consumers and certain of our competitors.

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

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Bhldn,” “Terrain,” “BDG,” “Co-Operative,” “Deletta,” “Ecote,” “Eloise,” “Intimately Free People,” “Odille,” “Urban Renewal” and “Urbn.com.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2015, we employed approximately 24,000 people, approximately 37% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment and the remaining 99% work in our Retail segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the Retail segment and the Wholesale segment. See Note 15, “Segment Reporting,” in the Notes to our Consolidated Financial Statements for additional information.

Financial Information about Geographical Areas

See Note 15, “Segment Reporting,” in the Notes to our Consolidated Financial Statements for information regarding net sales from domestic and foreign operations and long-lived assets.

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

The specialty retail segment and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, location, the breadth, quality, style, and availability of merchandise and the level of customer service offered and merchandise price. Our Anthropologie, Free People and Bhldn stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping in our Retail segment. We strive to offer an omni-channel shopping experience for our direct-to-consumer customers and use social media and mobile applications as a way to interact with our customers and enhance their shopping experiences. Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. In addition, some of our suppliers offer products directly to consumers and certain of our competitors. Our Free People wholesale business competes with numerous wholesale companies based on the quality, fashion and price of its wholesale product offerings, many of whose products have a wider distribution. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to difficult economic conditions our competitors may force a markdown or promotional sales environment which could hurt our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

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

We could be materially and adversely affected if any of our distribution or fulfillment centers are closed.

We operate six distribution and fulfillment facilities worldwide to support our Retail and Wholesale segments in the United States, Western Europe and Canada, including the fulfillment of catalog and website orders around the world. The merchandise purchased for our United States and Canadian retail store operations is shipped directly to our distribution centers in Lancaster County, Pennsylvania and Reno, Nevada. Merchandise purchased for our direct-to-consumer operations is shipped directly to our fulfillment centers in Trenton, South Carolina and Reno, Nevada. Merchandise purchased for our wholesale operations is shipped directly to our fulfillment center in Trenton, South Carolina. In fiscal 2016, we anticipate the opening of a new fulfillment center in Lancaster County, Pennsylvania, which will fulfill Retail and Wholesale segment customer orders. Our fulfillment center in Trenton, South Carolina is anticipated to close prior to its lease expiration in fiscal 2017. The merchandise purchased for our Western Europe retail and direct-to-consumer operations is shipped to Rushden, England. If any of our distribution or fulfillment centers were to close unexpectedly, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

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

Regulations related to “conflict minerals” will require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, on August 22, 2012, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as “conflict minerals,” that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. We have developed a framework and management system and are currently performing due diligence on our supply chain. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. We filed our first annual Specialized Disclosure Report on Form SD with respect to these minerals on June 2, 2014, as required by the rules.

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

In the event of war or acts of terrorism, or if either are threatened, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “—We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, as well as fulfilling catalog and website orders. In the event of war or acts of terrorism, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

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

Our operations, in particular our direct-to-consumer sales, are subject to numerous risks, including reliance on third-party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the information technology systems that operate our websites, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. In addition, we regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions, which we may not be able to alleviate through testing, training, staging implementation and in-sourcing certain processes, or by securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies. If our information systems or other technologies are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Although we have not experienced any interruptions or shutdowns of our systems for any material length of time for the reasons described above, such disruptions could lead to delays in our business operations and, if significant, affect our sales and profitability.

If we are unable to safeguard against security breaches with respect to our information technology systems our business may be adversely affected.

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

Manufacturers may not comply with our social compliance program requirements, which could adversely affect our reputation.

We have a manufacturer compliance program that is monitored on a regular basis by our buying offices. Our production facilities are either certified as in compliance with our program, or areas of improvement are identified and corrective follow-up action is taken. All manufacturing facilities are required to follow applicable national labor laws, as well as international compliance standards regarding workplace safety, such as standards that require clean and safe working environments, clearly marked exits and paid overtime. We believe in protecting the safety and working rights of the people who manufacture the products we sell, while recognizing and respecting cultural and legal differences found throughout the world. We require our outside vendors to register through an online website and agree that they and their suppliers will abide by certain standards and conditions of employment. If our outside vendors fail to comply with our social compliance program, our reputation may be adversely affected.

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

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. During fiscal 2015, we completed construction on a 93,000 square foot building which expanded our home offices to approximately 497,000 square feet. During fiscal 2014, we purchased a 122,000 square foot building in the Navy Yard, for future expansion. This building is leased to a third party through 2016. In addition, we hold options that are available for at least the next ten years, on several adjacent buildings that would allow for additional expansion if necessary.

Our European home offices are located in London, England and consist of three leased properties totaling approximately 30,000 square feet. The leased properties have varying lease term expirations through 2024.

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

In fiscal 2016, we anticipate the opening of a new 1,000,000 square foot fulfillment center, which we will own and operate, adjacent to our existing distribution facility in Lancaster County, Pennsylvania. The new facility will fulfill Retail and Wholesale segment customer orders.

We operate a 459,000 square foot fulfillment center in Trenton, South Carolina, which houses merchandise distributed through our Retail and Wholesale segments. The operating lease for the Trenton center is set to expire in fiscal 2017. The closure of the fulfillment center in Trenton is anticipated prior to its lease expiration.

We own a 463,000 square foot fulfillment center in Reno, Nevada that supports the Retail segment. In fiscal 2014, we relocated our customer contact center to Martinez, Georgia. This leased facility consists of approximately 40,000 square feet and has a lease term expiring in fiscal 2019 with three five year renewal options.

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

Improvements in recent years, including those in fiscal 2015 described in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, were necessary to adequately support our growth. We believe we may need to further expand the square footage of our home office and distribution facilities to support our growth over the next several years. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our Urban Outfitters, Anthropologie Group, Free People and Terrain stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2015, by Urban Outfitters, the Anthropologie Group, Free People and Terrain was approximately 2,151,000, 1,414,000, 159,000 and 36,000, respectively. Terrain also utilizes outdoor space to sell seasonal items, live plants, accessories and outdoor furniture. The average store selling square feet is approximately 9,000 for Urban Outfitters, 7,000 for the Anthropologie Group and 1,600 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

The following table shows the location of each of our existing retail stores, as of January 31, 2015:

	Urban Outfitters	Anthropologie Group	Free People	Terrain	Total
United States	179	185	98	2	464
Canada	16	12	4	—	32
Europe	43	7	—	—	50

Global Total	238	204	102	2	546

In addition to the stores listed above, Free People also operates wholesale sales and showroom facilities in New York City, London, Los Angeles and Chicago that are leased through 2017, 2018, 2019 and 2019, respectively. Through a distribution and marketing agreement with World Co., Ltd. we operate a wholesale sales and showroom facility in Tokyo.

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

Market Information

	High	Low
Fiscal 2015
Quarter ended April 30, 2014	$38.84	$33.95
Quarter ended July 31, 2014	$37.40	$32.23
Quarter ended October 31, 2014	$40.67	$29.11
Quarter ended January 31, 2015	$36.99	$27.89

Fiscal 2014
Quarter ended April 30, 2013	$44.15	$38.18
Quarter ended July 31, 2013	$44.96	$38.11
Quarter ended October 31, 2013	$44.15	$35.00
Quarter ended January 31, 2014	$40.45	$35.26

Holders of Record

On March 25, 2015 there were 120 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 30, 2010 and ending January 31, 2015, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/29/10 in stock or index, including reinvestment of dividends.

Fiscal years ending January 31.

	Base Period Jan-10	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-11	Jan-12	Jan-13	Jan-14	Jan-15
Urban Outfitters Inc.	$100.00	$107.13	$83.95	$135.58	$113.47	$110.42
S&P 500	$100.00	$122.19	$127.35	$148.72	$180.72	$206.42
S&P 500 Apparel Retail	$100.00	$131.30	$173.15	$229.33	$263.04	$396.33

A summary of the repurchase activity under the 2014 share repurchase program for the quarter ended January 31, 2015 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2014 through November 30, 2014	1,889,976	$32.06	1,889,976	4,189,345
December 1, 2014 through December 31, 2014	1,457,059	33.88	1,457,059	2,732,286
January 1, 2015 through January 31, 2015	450,817	34.87	450,817	2,281,469

Total	3,797,852	$33.09	3,797,852	2,281,469

1	On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.

On February 23, 2015, the Board of Directors authorized the repurchase of 20,000,000 shares under a new share repurchase program, which is not reflected in the above summary.

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

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$3,323,077	$3,086,608	$2,794,925	$2,473,801	$2,274,102
Gross profit	1,174,930	1,161,342	1,031,531	860,536	936,620
Income from operations	365,385	426,831	374,285	284,725	414,203
Net income	232,428	282,360	237,314	185,251	272,958
Net income per common share—basic	$1.70	$1.92	$1.63	$1.20	$1.64
Weighted average common shares outstanding—basic	136,651,899	147,014,869	145,253,691	154,025,589	166,896,322
Net income per common share—diluted	$1.68	$1.89	$1.62	$1.19	$1.60
Weighted average common shares outstanding—diluted	138,192,734	149,225,906	146,663,731	156,191,289	170,333,550

Balance Sheet Data:
Working capital	$455,377	$663,150	$622,089	$363,526	$592,953
Total assets	1,888,741	2,221,214	1,797,211	1,483,708	1,794,321
Total liabilities	560,772	527,044	442,623	417,440	382,773
Total shareholders’ equity	$1,327,969	$1,694,170	$1,354,588	$1,066,268	$1,411,548

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an omni-channel retailer and operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Urban Outfitters, Anthropologie Group, Free People, and Terrain brands, whose merchandise is sold directly to our customers through retail stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2015 ended on January 31, 2015.

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we now source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

Retail Segment

As of January 31, 2015, we operated 238 Urban Outfitters stores of which 179 were located in the United States, 16 were located in Canada and 43 were located in Europe. During fiscal 2015, we opened 11 new Urban Outfitters stores, of which six were located in the United States, two were located in Canada and three were located in Europe. During fiscal 2015, Urban Outfitters closed three stores in the United States due to lease expiration. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment and website. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty, accessories, activewear and gear, electronics, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.9% and 8.8% of consolidated net sales, respectively, for fiscal 2015, compared to 36.3% and 8.1%, respectively, for fiscal 2014.

The Anthropologie Group consists of the Anthropologie and Bhldn brands. We initially operated the Bhldn brand as a standalone concept and opened two Bhldn stores. We determined that the Bhldn brand was complementary to the Anthropologie brand and during fiscal 2015 integrated the Bhldn and Anthropologie brands to form the Anthropologie Group. As of January 31, 2015, we operated 204 Anthropologie Group stores, of which 185 were located in the United States, 12 were located in Canada and seven were located in Europe. During fiscal 2015, we opened 15 new Anthropologie Group stores, of which nine were located in the United States, three were located in Canada and three were located in Europe. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brands by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie offers registry services through our website and mobile applications and in all of our stores throughout the United States. Registry services allow our customers to create gift registries for any occasion and customers can select from any of the products offered by the brand. The Anthropologie brand offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. Anthropologie tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. Bhldn offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. We plan to open additional Anthropologie stores over the next several years, some of which will include Bhldn shop-within-shop locations. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 40.1% and 1.5% of consolidated net sales, respectively, for fiscal 2015, compared to 40.3% and 1.2%, respectively, for fiscal 2014.

As of January 31, 2015, we operated 102 Free People stores, of which 98 were located in the United States and four were located in Canada. During fiscal 2015, we opened 12 new Free People stores, of which 10 were located in the United States and two were located in Canada. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 9.2% of consolidated net sales for fiscal 2015, compared to approximately 7.7% for fiscal 2014.

As of January 31, 2015, we operated two Terrain garden centers and a website that offers customers a portion of the product assortment found at the Terrain garden centers. Terrain is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Terrain’s product offering includes home furnishings and decorative items, garden products including live plants and flowers, outdoor living furnishings and entertainment products and a wide variety of gifts. Both Terrain locations offer a full-service restaurant and coffee bar. Terrain also offers a variety of landscape and design services. Terrain’s Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2015 and 2014, respectively.

For all brands combined, we plan to open approximately 30 to 35 new stores during fiscal 2016, including 4 Urban Outfitters stores, 13 Anthropologie Group stores and 15 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses, intimate apparel and shoes are sold through approximately 1,600 better department and specialty stores worldwide, including in North America, Europe and Asia, and our own Free People stores. Free People’s Wholesale segment net sales accounted for approximately 6.8% of consolidated net sales for fiscal 2015, compared to 5.8% for fiscal 2014.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the presentation of our financial condition and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Revenue is recognized by the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, in each case, net of estimated customer returns. Revenue is recognized by the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in our Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. We maintain an allowance for doubtful accounts for the Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of January 31, 2015 and 2014, reserves for estimated sales returns totaled $19.8 million and $17.1 million, representing 3.5% and 3.2% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of January 31, 2015 and January 31, 2014 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to our Consolidated Financial Statements)) are considered temporary and therefore are excluded from earnings and are reported as a component of “Other comprehensive income” in the Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves and related inventories to increase over time as we increase our sales. The majority of inventory at January 31, 2015, and 2014 consisted of finished goods. Raw materials and work-in-process were not material to the overall net inventory value. Net inventories as of January 31, 2015 and 2014 totaled $358.2 million and $311.2 million, representing 19.0% and 14.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings and furniture and fixtures, and are included in the “Property and equipment, net” line item in our Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Net property and equipment as of January 31, 2015 and 2014 totaled $889.2 million and $806.9 million, representing 47.1% and 36.3% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the assets. For fiscal 2015, 2014 and 2013, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2015 and January 31, 2014 totaled $68.7 million and $66.8 million representing, 3.6% and 3.0% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $0.1 million as of January 31, 2015 and January 31, 2014, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Our tax liability for uncertain tax positions contains uncertainties because we are required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results may differ, and we may be exposed to expenses or benefits that could be material.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.6	62.4	63.1

Gross profit	35.4	37.6	36.9
Selling, general and administrative expenses	24.4	23.8	23.5

Income from operations	11.0	13.8	13.4
Interest income	0.1	0.1	0.1
Other income	—	—	—
Other expenses	(0.2)	—	(0.1)

Income before income taxes	10.9	13.9	13.4
Income tax expense	3.9	4.7	4.9

Net income	7.0%	9.2%	8.5%

Period over Period Change:
Net sales	7.7%	10.4%	13.0%
Gross profit	1.2%	12.6%	19.9%
Income from operations	-14.4%	14.0%	31.5%
Net income	-17.7%	19.0%	28.1%

Fiscal 2015 Compared to Fiscal 2014

Net sales in fiscal 2015 increased by 7.7% to $3.3 billion, from $3.1 billion in fiscal 2014. The $236.5 million increase was attributable to a $188.3 million, or 6.5%, increase in Retail segment net sales and a $48.2 million, or 27.1%, increase in Wholesale segment net sales. Retail segment net sales for fiscal 2015 accounted for 93.2% of total net sales compared to 94.2% of total net sales during fiscal 2014.

The growth in Retail segment net sales during fiscal 2015 was driven by an increase of $144.7 million in non-comparable and new store net sales and an increase of $43.6 million, or 1.6%, in Retail segment comparable net sales, which includes our direct-to-consumer channel. Our total company comparable Retail segment net sales increase was comprised of increases of 19.2% and 5.8% at Free People and the Anthropologie Group, respectively, and was partially offset by a decrease of 5.6% at Urban Outfitters. The increase in Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel for all brands partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions, orders, average order value and conversion rate. The negative comparable store net sales resulted from a reduction in transactions and units per transaction, which were partially offset by an increase in average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of opening

76 new stores in fiscal 2015 and 2014 that were not in operation for the full comparable periods. Thus far during the first quarter of fiscal 2016, comparable Retail segment net sales are mid single-digit positive.

The increase in Wholesale segment net sales during fiscal 2015, as compared to fiscal 2014, was due to increased sales at both department stores and specialty accounts. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit rate in fiscal 2015 decreased to 35.4% of net sales, from 37.6% of net sales in fiscal 2014. Gross profit increased to $1.17 billion in fiscal 2015 compared to $1.16 billion in fiscal 2014. The deleverage occurred primarily due to lower initial merchandise markups, store occupancy deleverage due to negative store comparable net sales and higher markdowns, which were primarily driven by the underperformance at the Urban Outfitters brand. Total inventories at January 31, 2015 increased by $47.0 million, or 15.1%, to $358.2 million from $311.2 million at January 31, 2014. This increase was primarily related to the acquisition of inventories to stock new and non-comparable stores and comparable Retail segment inventories. Comparable Retail segment inventories as of January 31, 2015 increased 6.5% at cost while decreasing 7.2% in units.

Selling, general and administrative expenses as a percentage of net sales increased during fiscal 2015 to 24.4% of net sales, compared to 23.8% of net sales for fiscal 2014. The increase was primarily due to increased marketing and technology expenses that were used to drive higher direct-to-consumer traffic. Selling, general and administrative expenses increased by $75.0 million, or 10.2%, to $809.5 million, in fiscal 2015, from $734.5 million in fiscal 2014. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses and the operating expenses of new stores.

Income from operations decreased to 11.0% of net sales, or $365.4 million, for fiscal 2015 compared to 13.8%, or $426.8 million, for fiscal 2014.

Our effective tax rate for fiscal 2015 was 36.0% of income before income taxes compared to 34.0% of income before taxes in fiscal 2014. The increase in the effective tax rate is primarily due to the recognition of a one-time federal rehabilitation credit in fiscal 2014 related to the expansion of the Company’s home office and the release of foreign valuation allowances. See Note 8, “Income Taxes,” in the Notes to our Consolidated Financial Statements, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

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

Gross profit rates in fiscal 2014 increased to 37.6% of net sales, or $1.16 billion, from 36.9% of net sales, or $1.03 billion, in fiscal 2013. The increase in the gross profit rate was primarily due to improved merchandise margin largely due to significant improvement in the Anthropologie brand markdown rate. This improvement was partially offset by increased markdowns at the Urban Outfitters brand in North America. The increased penetration of the direct-to-consumer channel continued to drive store occupancy leverage and delivery expense deleverage. Total inventories at January 31, 2014 increased by $28.8 million, or 10.2%, to $311.2 million from $282.4 million at January 31, 2013. This increase was primarily related to the acquisition of inventories to stock new and non-comparable stores. Comparable Retail segment inventories as of January 31, 2014 grew 2.5%.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $363.3 million as of January 31, 2015, as compared to $890.3 million as of January 31, 2014 and $623.4 million as of January 31, 2013. The $527.0 million decrease in cash, cash equivalents and marketable securities during fiscal 2015 was primarily a result of $611.5 million cash used for share repurchases under the share repurchase program and $229.8 million cash paid for property and equipment, partially offset by $322.3 million from cash provided by operating activities.

Cash provided by operating activities for fiscal 2015 decreased by $100.9 million to $322.3 million from $423.2 million in fiscal 2014. This decrease was primarily due to lower net income and increases in inventories in fiscal 2015 as compared to fiscal 2014. Our working capital was $455.4 million at January 31, 2015 compared to $663.2 million at January 31, 2014 and $622.1 million at January 31, 2013. Changes in working capital primarily relate to changes in the volume of cash, cash equivalents and marketable securities. The decrease in working capital during fiscal 2015 was a result of our common share repurchases.

Cash provided by investing activities during fiscal 2015 was $194.8 million, primarily related to the sales and maturities of marketable securities and was partially offset by purchases of marketable securities and property and equipment.

Cash used in financing activities during fiscal 2015 was $600.9 million, primarily related to the repurchase of our common shares under the Board of Directors approved share repurchase programs.

During the last three years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase common shares, open new stores, purchase inventories and expand our home offices and distribution and fulfillment facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations. Cash paid for property and equipment for fiscal 2015, 2014 and 2013 was $229.8 million, $186.1 and $168.9 million, respectively, and was used primarily to expand or renovate our store base, home offices and distribution and fulfillment facilities.

During fiscal 2016, we plan to construct and open approximately 30 to 35 new stores, renovate certain existing stores, increase our fulfillment capabilities, upgrade our systems, increase our investments in omni-channel marketing and purchase inventories for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2016, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2016 to be approximately $150 to $160 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We believe the expansion of our home offices and distribution and fulfillment facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings.

On May 27, 2014, our Board of Directors authorized the repurchase of 10.0 million common shares under a new share repurchase program. Under this authorization, during fiscal 2015, we repurchased and subsequently retired 7.7 million shares at a total cost of $258.2 million for an average cost per share of $33.45, including commissions.

On August 27, 2013, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. We repurchased and subsequently retired all of the remaining 9.7 million outstanding shares available under this authorization during the first quarter of fiscal 2015 at a total cost of $353.3 million for an average cost per share of $36.43, including commissions.

On February 23, 2015, the Board of Directors authorized the repurchase of 20.0 million shares under a new share repurchase program.

On March 27, 2014, we amended and restated our existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Line contains a sub-limit for borrowings by our subsidiaries that are guaranteed by us. Under the terms of the Line, at our option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects us to various restrictive covenants, including maintenance of certain financial covenants. As of January 31, 2015, there were no borrowings under the Line and we were in compliance with all covenants. Outstanding letters of credit under the Line totaled approximately $83.5 million as of January 31, 2015. The available credit under the Line was $91.5 million as of January 31, 2015. We expect the Line to satisfy our credit needs through at least fiscal 2016.

Contractual Obligations

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,836,239	$254,733	$468,523	$392,409	$720,574
Purchase orders (2)	466,008	466,008	—	—	—
Construction contracts (3)	12,056	12,056	—	—	—
Tax contingencies (4)	1,357	1,357	—	—	—

Total contractual obligations	$2,315,660	$734,154	$468,523	$392,409	$720,574

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 28 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 28 locations was approximately $4,263 for fiscal 2015. It is common for the lease agreements for our European locations to adjust the minimum rental due to the current market rate multiple times during the term. The table above includes our current contractual payments for these locations. Amounts noted above include commitments for 22 executed leases for stores not opened as of January 31, 2015.
(2)	Our merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.
(3)	Includes construction contracts with contractors that are fully liquidated upon the completion of construction, which is typically within 12 months.
(4)	Tax contingencies include $1,357 that is classified as a current liability in the Company’s Consolidated Balance Sheets as of January 31, 2015. Tax contingencies in the table above do not show an existing liability of $7,076 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $7,076 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2015.

Commercial Commitments

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (1)	$70,135	$70,135	$—	$—	$—
Standby letters of credit (2)	13,398	13,398	—	—	—

Total commercial commitments	$83,533	$83,533	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.
(2)	Consists primarily of standby letters of credit for customs, construction and insurance.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2015, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

Seasonality and Quarterly Results

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion typically realized from August 1 to December 31 of each year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, the seasonality also impacts our working capital requirements, particularly with regard to inventory. The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Fiscal 2015 Quarter Ended (1)
	April 30, 2014	July 31, 2014	Oct. 31, 2014	Jan. 31, 2015
	(dollars in thousands, except per share data)
Net sales	$686,310	$811,253	$814,470	$1,011,044
Gross profit	238,511	303,258	283,524	349,637
Net income	37,478	67,509	47,143	80,298
Net income per common share—basic	0.26	0.49	0.35	0.61
Net income per common share—diluted	0.26	0.49	0.35	0.60

As a Percentage of Fiscal Year:
Net sales	21%	24%	25%	30%
Net income	16%	29%	20%	35%

	Fiscal 2014 Quarter Ended (1)
	April 30, 2013	July 31, 2013	Oct. 31, 2013	Jan. 31, 2014
	(dollars in thousands, except per share data)
Net sales	$648,177	$758,524	$774,049	$905,858
Gross profit	238,809	298,243	292,285	332,005
Net income	47,058	76,363	70,257	88,682
Net income per common share—basic	0.32	0.52	0.48	0.60
Net income per common share—diluted	0.32	0.51	0.47	0.59

As a Percentage of Fiscal Year:
Net sales	21%	25%	25%	29%
Net income	17%	27%	25%	31%

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

Our exposure to market risk for changes in foreign currencies is due to our financial statements being presented in U.S. Dollars but our international subsidiaries transact in currencies other than U.S. Dollars. Fluctuations in exchange rates in effect during or at the end of the reporting period may affect the value of the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, the potential impact of currency fluctuations increases.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities. As of January 31, 2015 and 2014, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “BBB” or better, municipal and pre-refunded municipal bonds rated “BBB” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “BBB” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.

The effectiveness of internal control over financial reporting as of January 31, 2015 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 40 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated April 1, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	67	Chairman of the Board, Chief Executive Officer and President
Francis J. Conforti	39	Chief Financial Officer
Glen A. Bodzy	62	General Counsel and Secretary
Margaret A. Hayne	56	President, Free People Brand, Chief Creative Officer and Director
Calvin Hollinger	50	Chief Administrative Officer
Tedford G. Marlow	63	CEO of Urban Outfitters Group
David W. McCreight	52	CEO of Anthropologie Group
Edward N. Antoian (2)	59	Director
Scott A. Belair (2)(3)	67	Director
Harry S. Cherken, Jr. (1)	65	Director
Elizabeth A. Lambert	51	Director
Joel S. Lawson III (2)(3)	67	Director
Robert H. Strouse (1)(3)	66	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Mr. Hayne co-founded Urban Outfitters in 1970 and has been Chairman of the Board of Directors and President since the Company’s incorporation in 1976. Mr. Hayne served as the Company’s principal executive officer until 2007 and again, beginning in January 2012. Margaret A. Hayne, President, Free People Brand and Chief Creative Officer, Urban Outfitters, Inc. is Mr. Hayne’s spouse. Mr. Hayne’s long tenure leading the Company as Chairman of the Board and President, his tenure as principal executive officer, and his exceptional leadership skills make him uniquely qualified to serve as a director.

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

Mr. Bodzy joined Urban Outfitters as its General Counsel in December 1997 and was appointed Secretary in February 1999. Prior to joining the Company, Mr. Bodzy was Vice President, General Counsel and Secretary of Service Merchandise Company, Inc. where he was responsible for legal affairs, the store development program and various other corporate areas. On November 17, 2014, Mr. Bodzy notified the Board of Directors that he will retire from the Company effective June 15, 2015.

Ms. Hayne joined the Company in August 1982. She is a 39 year veteran of the retail and wholesale industry and has served as President, Free People Brand since March 2007 and as Chief Creative Officer, Urban Outfitters, Inc. since November 2013. Richard A. Hayne, the Company’s current Chairman, Chief Executive Officer and President, is Ms. Hayne’s spouse.

Mr. Hollinger joined the Company in November 2004 as Chief Information Officer. In July 2013, Mr. Hollinger was promoted to Chief Administrative Officer, with areas of responsibility including information technology, logistics, construction and facilities, talent acquisition and executive development, customer contact center, compensation and European operations.

Mr. Marlow served as Global President of Urban Outfitters from July 2001 through May 2010. He rejoined the Company in February 2012 as Chief Executive Officer of the Urban Outfitters Brand. Prior to joining the Company in 2001, Mr. Marlow served as Executive Vice President of Merchandising, Product Development and Marketing at Chico’s FAS, Inc. Previously Mr. Marlow was President of Henri Bendel, a division of Limited Brands and Senior Vice President/General Merchandise Manager of Marshall Fields. Mr. Marlow began his retail career at Neiman Marcus, where he served in a variety of management roles.

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

Mr. Antoian is a partner and Chief Investment Officer for Zeke Capital Advisors, a financial advisory firm. He is also Chief Investment Officer of the Growth Group for Chartwell Investment Partners, an investment advisory firm, where he has worked since its inception in 1997. In addition, Mr. Antoian is the General Partner of Zeke, L.P., a privately offered long-short equity hedge fund. From 1984 until 1997, Mr. Antoian was the Senior Portfolio Manager of Delaware Management Co. Prior to that, Mr. Antoian worked at E.F. Hutton in Institutional Sales, and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of a not-for-profit entity.

Mr. Belair co-founded Urban Outfitters in 1970 and has not been an employee since 1971, prior to incorporation of the Company in 1976. He has served as Principal of The ZAC Group, a financial advisory firm, since 1989. Previously, he was a managing director of Drexel Burnham Lambert Incorporated. Mr. Belair is also a director of Hudson City Bancorp, Inc. (NASDAQ: HCBK), and Hudson City Savings Bank. He holds an MBA degree and has financial and investment expertise, including financial reporting expertise, as a result of his significant experience as a CPA, financial advisor, and former chief financial officer in the financial services industry. As a co-founder of the Company, Mr. Belair has been involved with the Company from its inception, and accordingly has a comprehensive understanding of and perspective on its overall business and strategic direction.

Mr. Cherken has been a partner in the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm, and has served as Co-Chair of its

Real Estate Group. As a real estate lawyer with over 38 years’ experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities.

Ms. Lambert is the founder and a partner of Bunkhouse Group, LLC, a hospitality management company. In 2006, Ms. Lambert formed Bunkhouse Group, LLC to oversee a growing portfolio of eclectic hotels and coffee shops. Bunkhouse currently operates the Hotel San José, the Hotel Saint Cecilia, three Jo’s Coffee shops, the Hotel Havana and El Cosmico, an 18-acre vintage trailer, tepee, tent hotel and event space. Prior to her experience as a hotelier, Ms. Lambert worked as a prosecutor in the Manhattan District Attorney’s office and the Austin, Texas Attorney General’s office. Currently, Ms. Lambert also serves on the Board of Directors of the National Council on Crime & Delinquency.

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

Mr. Strouse serves as President of Wind River Holdings, L.P., which oversees a diversified group of privately owned industrial and service businesses. Through his experience with this private investment company, Mr. Strouse brings to the Board of Directors experience in strategic planning, budgeting, talent recruitment and development, risk management and corporate development activities. Mr. Strouse is a former corporate lawyer whose practice, prior to 1998 when he joined Wind River, focused on mergers and acquisitions, corporate governance and SEC reporting. Mr. Strouse also serves as a director of a not-for-profit entity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.1	Second Amended and Restated Credit Agreement, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) is incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on April 1, 2014.

10.2	Seventh Amended and Restated Note, dated March 27, 2014, by and among Urban Outfitters, Inc. and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on April 1, 2014.

10.3+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 25, 2005.

Exhibit Number	Description

10.4+	Urban Outfitters 401(k) Savings Plan (formerly known as The Urban Outfitters, Inc. PROFIT SHARING FUND prior to July 1, 1999) is incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (file no. 033-69378) filed on November 3, 1993.

10.5+	2008 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2013.

10.6+	Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015.

10.7+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.8+	Form of 2004 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.9+	Form of 2004 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.10+	Form of 2004 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.11+	Form of 2004 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2010.

10.12+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.13+	Form of 2008 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.14+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.15+	Form of 2008 Plan—Performance Stock Unit Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 7, 2010.

10.16+	Form of 2008 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on December 10, 2010.

10.17+	Form of 2008 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

Exhibit Number	Description

10.18+	Form of 2008 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2011.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2015	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board, Chief Executive Officer and President	April 1, 2015

/s/ FRANCIS J. CONFORTI Francis J. Conforti (Principal Financial Officer)	Chief Financial Officer	April 1, 2015

/s/ EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2015

/s/ SCOTT A. BELAIR Scott A. Belair	Director	April 1, 2015

/s/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 1, 2015

/s/ MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2015

/s/ ELIZABETH A. LAMBERT Elizabeth A. Lambert	Director	April 1, 2015

/s/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 1, 2015

/s/ ROBERT H. STROUSE Robert H. Strouse	Director	April 1, 2015

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 1, 2015

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$154,558	$242,058
Marketable securities	104,246	281,813
Accounts receivable, net of allowance for doubtful accounts of $850 and $1,711, respectively	70,458	55,161
Inventories	358,237	311,207
Prepaid expenses and other current assets	102,863	75,968
Deferred income taxes	18,755	28,773

Total current assets	809,117	994,980
Property and equipment, net	889,232	806,909
Marketable securities	104,448	366,422
Deferred income taxes and other assets	85,944	52,903

Total Assets	$1,888,741	$2,221,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,090	$137,036
Accrued compensation	45,007	41,085
Accrued expenses and other current liabilities	152,643	153,709

Total current liabilities	353,740	331,830
Deferred rent and other liabilities	207,032	195,214

Total Liabilities	560,772	527,044

Commitments and contingencies (see Note 13)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 130,502,864 and 147,309,575 shares issued and outstanding, respectively	13	15
Additional paid-in-capital	—	97,684
Retained earnings	1,343,383	1,597,439
Accumulated other comprehensive loss	(15,427)	(968)

Total Shareholders’ Equity	1,327,969	1,694,170

Total Liabilities and Shareholders’ Equity	$1,888,741	$2,221,214

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2015	2014	2013
Net sales	$3,323,077	$3,086,608	$2,794,925
Cost of sales	2,148,147	1,925,266	1,763,394

Gross profit	1,174,930	1,161,342	1,031,531
Selling, general and administrative expenses	809,545	734,511	657,246

Income from operations	365,385	426,831	374,285
Interest income	2,319	2,713	2,126
Other income	580	1,088	862
Other expenses	(4,834)	(3,114)	(1,701)

Income before income taxes	363,450	427,518	375,572
Income tax expense	131,022	145,158	138,258

Net income	$232,428	$282,360	$237,314

Net income per common share:
Basic	$1.70	$1.92	$1.63

Diluted	$1.68	$1.89	$1.62

Weighted-average common shares outstanding:
Basic	136,651,899	147,014,869	145,253,691

Diluted	138,192,734	149,225,906	146,663,731

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Net income	$232,428	$282,360	$237,314
Other comprehensive (loss) income:
Foreign currency translation	(14,128)	7,194	1,455
Change in unrealized (losses) gains on marketable securities, net of tax	(331)	620	1,275

Total other comprehensive (loss) income	(14,459)	7,814	2,730

Comprehensive income	$217,969	$290,174	$240,044

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2012	144,633,007	$15	$—	$1,077,765	$(11,512)	$1,066,268
Comprehensive income	—	—	—	237,314	2,730	240,044
Share-based compensation	—	—	10,892	—	—	10,892
Stock options and awards	1,382,760	—	30,671	—	—	30,671
Excess tax benefit from share-based awards	—	—	6,713	—	—	6,713

Balances as of January 31, 2013	146,015,767	$15	$48,276	$1,315,079	$(8,782)	$1,354,588
Comprehensive income	—	—	—	282,360	7,814	290,174
Share-based compensation	—	—	15,742	—	—	15,742
Stock options and awards	1,603,628	—	35,218	—	—	35,218
Excess tax benefit from share-based awards	—	—	9,540	—	—	9,540
Share repurchases	(309,820)	—	(11,092)	—	—	(11,092)

Balances as of January 31, 2014	147,309,575	$15	$97,684	$1,597,439	$(968)	$1,694,170
Comprehensive income	—	—	—	232,428	(14,459)	217,969
Share-based compensation	—	—	16,736	—	—	16,736
Stock options and awards	723,083	—	10,693	—	—	10,693
Excess tax benefit from share-based awards	—	—	3,822	—	—	3,822
Share repurchases	(17,529,794)	(2)	(128,935)	(486,484)	—	(615,421)

Balances as of January 31, 2015	130,502,864	$13	$—	$1,343,383	$(15,427)	$1,327,969

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$232,428	$282,360	$237,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,110	132,664	118,664
(Benefit) provision for deferred income taxes	(2,221)	(28,505)	22,248
Excess tax benefits from stock option exercises	(3,822)	(9,540)	(6,713)
Share-based compensation expense	16,736	15,742	10,892
Loss on disposition of property and equipment, net	3,189	2,368	616
Changes in assets and liabilities:
Receivables	(18,393)	(15,368)	(2,917)
Inventories	(68,992)	(27,713)	(32,237)
Prepaid expenses and other assets	(23,257)	2,985	16,057
Payables, accrued expenses and other liabilities	48,543	68,162	31,756

Net cash provided by operating activities	322,321	423,155	395,680

Cash flows from investing activities:
Cash paid for property and equipment	(229,804)	(186,101)	(168,875)
Cash paid for marketable securities	(405,659)	(727,987)	(372,689)
Sales and maturities of marketable securities	830,297	451,866	207,576

Net cash provided by (used in) investing activities	194,834	(462,222)	(333,988)

Cash flows from financing activities:
Proceeds from the exercise of stock options	10,693	35,218	30,671
Excess tax benefits from stock option exercises	3,822	9,540	6,713
Share repurchases related to share repurchase program	(611,475)	(10,695)	—
Share repurchases related to taxes for share-based awards	(3,947)	(397)	—

Net cash (used in) provided by financing activities	(600,907)	33,666	37,384

Effect of exchange rate changes on cash and cash equivalents	(3,748)	2,132	978

(Decrease) increase in cash and cash equivalents	(87,500)	(3,269)	100,054
Cash and cash equivalents at beginning of period	242,058	245,327	145,273

Cash and cash equivalents at end of period	$154,558	$242,058	$245,327

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$144,892	$159,628	$103,006

Non-cash investing activities—Accrued capital expenditures	$18,771	$20,889	$15,055

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, websites, catalogs and mobile applications. As of January 31, 2015 and 2014, the Company operated 546 and 511 stores, respectively. Stores located in the United States totaled 464 as of January 31, 2015 and 442 as of January 31, 2014. Operations in Europe and Canada included 50 stores and 32 stores as of January 31, 2015, respectively, and 44 stores and 25 stores as of January 31, 2014, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to approximately 1,600 better department and specialty retailers worldwide.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2015 ended on January 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2015 and 2014, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Marketable Securities

All of the Company’s marketable securities as of January 31, 2015 and January 31, 2014 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income in the Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust) are considered temporary and therefore are excluded from earnings and are reported as a component of “Other comprehensive (loss) income” in the Consolidated Statements of Comprehensive Income and in accumulated other comprehensive loss in shareholders’ equity until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

During the first quarter of fiscal 2014, the Company sold all of its remaining auction rate securities (“ARS”) for approximately $4,580 in cash. The Company’s ARS had a par value and a recorded fair value of $4,925 and $4,330, respectively, prior to the sale.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2015, 2014 and 2013 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2015	$1,711	4,666	(5,527)	$850
Year ended January 31, 2014	$1,681	4,400	(4,370)	$1,711
Year ended January 31, 2013	$1,614	5,019	(4,952)	$1,681

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The Company’s estimates generally have been accurate and its reserve methods have been applied on a consistent basis. The Company expects the amount of its reserves and related inventories to increase over time as it increases its sales. The majority of inventory at January 31, 2015 and 2014 consisted of finished goods. Unfinished goods and work-in-process were not material to the overall net inventory value.

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

Revenue Recognition

Revenue is recognized by the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, net of estimated customer returns. Revenue is recognized by the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in the Company’s Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its Retail segment is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments.

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future. The activity of the sales returns reserve for the years ended January 31, 2015, 2014 and 2013 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2015	$17,089	80,390	(77,675)	$19,804
Year ended January 31, 2014	$14,448	64,313	(61,672)	$17,089
Year ended January 31, 2013	$10,967	49,412	(45,931)	$14,448

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Cost of Sales

Cost of sales includes the following: the cost of merchandise; obsolescence and shrink provisions; store occupancy costs including rent and depreciation; delivery expense; inbound and outbound freight; customs related taxes and duties; inventory acquisition and purchasing costs; design costs; warehousing and handling costs and other inventory acquisition related costs.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs primarily relate to our Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs and on our websites and mobile applications. The catalog printing, paper, postage and other costs are amortized over the period in which the customer responds to the marketing material determined based on historical customer response trends to a similar season’s advertisement. Amortization rates are reviewed on a regular basis during the fiscal year and may be adjusted if the predicted customer response appears materially different than the historical response rate. The Company has the ability to measure the response rate to direct marketing early in the course of the advertisement based on its customers’ reference to a specific catalog or by product placed and sold. The average amortization period for a catalog and related items are typically one to two months. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,146 and $2,067 as of January 31, 2015 and 2014, respectively. Advertising expenses were $103,882, $91,615 and $81,944 for fiscal 2015, 2014 and 2013, respectively.

Start-up Costs

The Company expenses all start-up and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2015, 2014 and 2013, the Company did not capitalize any internally generated internal-use software development costs because substantially all costs were incurred during the planning and operating stages, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. Investment tax credits or grants are accounted for in the period earned. The Company files a consolidated United States federal income tax return (see Note 8, “Income Taxes,” for a further discussion of income taxes). The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income/loss. Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of ($15,516) and ($1,388) as of January 31, 2015 and January 31, 2014, respectively, and unrealized gains, net of tax, on marketable securities of $89 and $420 as of January 31, 2015 and January 31, 2014, respectively. The tax effect of the unrealized (losses) on marketable securities recorded in comprehensive income was ($201), ($378) and ($672) during fiscal 2015, 2014 and 2013, respectively. Gross realized gains and losses are included in other income in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within shareholders’ equity. Remeasurement gains and losses included in operating results for fiscal years 2015, 2014 and 2013 were not material.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing in high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issuer or issue, as well as providing limitations on investment maturities. The Company’s investment policy requires that its cash, cash equivalents and marketable securities are invested in corporate and municipal bonds rated “BBB” or better, commercial paper and federally insured or guaranteed investment vehicles such as certificates of deposit, United States treasury bills and federal government agencies. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company regularly evaluates the financial condition of its Wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for the Company beginning February 1, 2017. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. Early adoption is not permitted. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2015 and 2014 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2015
Short-term Investments:
Corporate bonds	$56,594	$20	$(24)	$56,590
Municipal and pre-refunded municipal bonds	30,509	41	(2)	30,548
Certificates of deposit	11,127	5	—	11,132
Treasury bills	2,033	3	—	2,036
Commercial paper	3,938	2	—	3,940

	104,201	71	(26)	104,246

Long-term Investments:
Corporate bonds	46,754	22	(40)	46,736
Municipal and pre-refunded municipal bonds	42,840	113	(6)	42,947
Certificates of deposit	3,066	—	—	3,066
Treasury bills	7,111	9	—	7,120
Mutual funds, held in rabbi trust	3,816	16	(54)	3,778
Federal government agencies	799	2	—	801

	104,386	162	(100)	104,448

	$208,587	$233	$(126)	$208,694

As of January 31, 2014
Short-term Investments:
Corporate bonds	$100,856	$56	$(41)	$100,871
Municipal and pre-refunded municipal bonds	85,000	98	(2)	85,096
Certificates of deposit	35,844	13	(1)	35,856
Treasury bills	24,873	10	—	24,883
Commercial paper	35,101	7	(1)	35,107

	281,674	184	(45)	281,813

Long-term Investments:
Corporate bonds	208,446	268	(162)	208,552
Municipal and pre-refunded municipal bonds	125,934	415	(8)	126,341
Certificates of deposit	4,000	—	(2)	3,998
Treasury bills	21,551	21	—	21,572
Mutual funds, held in rabbi trust	1,591	108	(33)	1,666
Federal government agencies	4,287	6	—	4,293

	365,809	818	(205)	366,422

	$647,483	$1,002	$(250)	$648,235

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Proceeds from the sale and maturities of available-for-sale securities were $830,297, $451,866 and $207,576 in fiscal 2015, 2014 and 2013, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized gain of $237 during fiscal 2015, a net realized loss of $101 during fiscal 2014 and a net realized gain of $248 during fiscal 2013. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $6,696, $10,932 and $5,276 for fiscal years 2015, 2014 and 2013, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income and not as a component of accumulated Other comprehensive (loss) income.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2015 and January 31, 2014, respectively.

	January 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$55,384	$(63)	$383	$(1)	$55,767	$(64)
Municipal and pre-refunded municipal bonds	4,672	(8)	—	—	4,672	(8)
Certificates of deposit	1,600	—	—	—	1,600	—
Treasury bills	—	—	—	—	—	—
Commercial paper	747	—	—	—	747	—
Mutual funds, held in rabbi trust	3,778	(54)	—	—	3,778	(54)
Federal government agencies	—	—	—	—	—	—

Total	$66,181	$(125)	$383	$(1)	$66,564	$(126)

	January 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$147,731	$(203)	$—	$—	$147,731	$(203)
Municipal and pre-refunded municipal bonds	6,291	(10)	—	—	6,291	(10)
Certificates of deposit	12,746	(3)	—	—	12,746	(3)
Treasury bills	6,606	—	—	—	6,606	—
Commercial paper	6,640	(1)	—	—	6,640	(1)
Mutual funds, held in rabbi trust	1,666	(33)	—	—	1,666	(33)
Federal government agencies	1,753	—	—	—	1,753	—

Total	$183,433	$(250)	$—	$—	$183,433	$(250)

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

As of January 31, 2015 and 2014, there were a total of 172 and 219 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$103,326	$—	$—	$103,326
Municipal and pre-refunded municipal bonds	—	73,495	—	73,495
Certificates deposit	—	14,198	—	14,198
Treasury bills	9,156	—	—	9,156
Commercial paper	—	3,940	—	3,940
Mutual funds, held in rabbi trust	3,778	—	—	3,778
Federal government agencies	801	—	—	801

	$117,061	$91,633	$—	$208,694

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Marketable Securities Fair Value as of January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$309,423	$—	$—	$309,423
Municipal and pre-refunded municipal bonds	—	211,437	—	211,437
Certificates deposit	—	39,854	—	39,854
Treasury bills	46,455	—	—	46,455
Commercial paper	—	35,107	—	35,107
Mutual funds, held in rabbi trust	1,666	—	—	1,666
Federal government agencies	4,293	—	—	4,293

	$361,837	$286,398	$—	$648,235

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

Level 3 assets consist of financial instruments where there is no active market. The Company has no Level 3 assets as of January 31, 2015. During the first quarter of fiscal 2014, the Company sold all of its remaining ARS for $4,580 in cash. The Company’s ARS had a par value and a recorded fair value of $4,925 and $4,330, respectively, prior to the sale in April 2013. Accordingly, the level 3 rollforward for fiscal 2015 and 2014 is not presented.

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of January 31, 2015 and 2014, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

5. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2015	2014
Land	$15,197	$15,042
Buildings	239,115	185,605
Furniture and fixtures	410,265	375,429
Leasehold improvements	794,995	809,789
Other operating equipment	180,397	161,933
Construction-in-progress	182,595	93,240

	1,822,564	1,641,038
Accumulated depreciation	(933,332)	(834,129)

Total	$889,232	$806,909

Depreciation expense for property and equipment for fiscal years ended 2015, 2014 and 2013 was $131,414, $121,732 and $113,388, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2015	2014
Gift certificates and merchandise credits	$47,943	$44,311
Sales return reserves	19,804	17,089
Accrued construction	18,717	20,939
Accrued sales taxes	12,171	12,379
Accrued rents and estimated property taxes	11,121	10,850
Other current liabilities	42,887	48,141

Total	$152,643	$153,709

7. Line of Credit Facility

On March 27, 2014, the Company amended and restated its existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Line contains a sub-limit for borrowings by the Company’s subsidiaries that are guaranteed by the Company. Under the terms of the Line, at the Company’s option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

the Company to various restrictive covenants, including maintenance of certain financial covenants. As of January 31, 2015, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit under the Line totaled approximately $83,533 as of January 31, 2015.

8. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Domestic	$328,479	$375,793	$340,536
Foreign	34,971	51,725	35,036

	$363,450	$427,518	$375,572

The components of the provision for income tax expense/ (benefit) are as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Current:
Federal	$109,978	$139,848	$93,625
State	19,665	20,530	15,746
Foreign	3,600	13,285	6,639

	$133,243	$173,663	$116,010

Deferred:
Federal	$(3,295)	$(15,171)	$23,285
State	1,372	(6,225)	(722)
Foreign	(298)	(7,109)	(315)

	(2,221)	(28,505)	22,248

	$131,022	$145,158	$138,258

The Company’s effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended January 31,
	2015	2014	2013
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.7	2.2	3.1
Foreign taxes	(2.4)	(2.7)	(1.7)
Other	(0.3)	(0.5)	0.4

Effective tax rate	36.0%	34.0%	36.8%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2015 and 2014 are as follows:

	January 31,
	2015	2014
Deferred tax liabilities:
Prepaid expense	$(3,732)	$(2,813)
Depreciation	(51,774)	(48,362)
Other temporary differences	(1,728)	(634)

Gross deferred tax liabilities	(57,234)	(51,809)

Deferred tax assets:
Deferred rent	70,023	66,579
Inventories	8,137	5,624
Accounts receivable	2,844	3,063
Net operating loss carryforwards	4,003	2,601
Tax uncertainties	3,363	3,372
Accrued salaries and benefits	31,747	28,045
Other temporary differences	5,839	9,413

Gross deferred tax assets, before valuation allowances	125,956	118,697

Valuation allowances	(45)	(54)

Net deferred tax assets	$68,677	$66,834

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2015 and 2014, respectively, $43,330 and $39,513 were attributable to U.S. federal, $16,097 and $17,092 were attributed to state jurisdictions and $9,250 and $10,229 were attributed to foreign jurisdictions.

As of January 31, 2015, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $853 that expire from 2016 through 2033 and approximately $12,866 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $1,307 that expire from 2018 through 2031. As of January 31, 2015, the Company had a full valuation allowance for certain foreign net operating loss carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more likely than not the tax benefit of these carryforwards will be realized. As of January 31, 2015 and 2014, the non-current portion of net deferred tax assets aggregated $49,922 and $38,061, respectively.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $240,704 as of January 31, 2015. These earnings are deemed to be permanently re-invested to finance growth programs. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2015	2014	2013
Balance at the beginning of the period	$4,835	$7,895	$8,664
Increases in tax positions for prior years	2,518	1,026	419
Decreases in tax positions for prior years	(12)	(305)	(929)
Increases in tax positions for current year	352	521	635
Settlements	(620)	(3,190)	(13)
Lapse in statute of limitations	(184)	(1,112)	(881)

Balance at the end of the period	$6,889	$4,835	$7,895

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $4,952 and $2,416 as of January 31, 2015 and 2014, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2015, 2014 and 2013, the Company recognized expense/(benefit) of $408, ($1,992) and $541, respectively, related to interest and penalties. The Company accrued $1,486 and $1,078 for the payment of interest and penalties as of January 31, 2015 and 2014, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2005 to 2014. It is possible that a state or foreign examination may be resolved within twelve months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2,450.

9. Share-Based Compensation

The Company’s 2008 Stock Incentive Plan can authorize up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. Awards under this plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee. As of January 31, 2015, there were 5,102,199 common shares available to grant under the 2008 Stock Incentive Plan.

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

Based on the Company’s historical experience, it has assumed an annualized forfeiture rate of 5% for its unvested share-based awards granted during the fiscal years ended January 31, 2015, 2014 and 2013. For share-based awards granted in previous years that remain unvested, an annualized forfeiture rate of 5% has been assumed. The Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2015, 2014 and 2013 was as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Stock Options	$1,377	$2,621	$2,214
Stock Appreciation Rights	2,244	2,918	2,578
Performance Stock Units (1)(2)	12,991	9,956	6,124
Restricted Stock Units	124	247	(24)

Total	$16,736	$15,742	$10,892

(1)	Includes the reversal of $1,396 of previously recognized compensation expense in fiscal 2015, related to 163,336 PSU’s that will not vest as the achievement of the related performance target is not probable.
(2)	Includes the reversal of $3,418 of previously recognized compensation expense in fiscal 2013, related to 320,200 PSU’s that will not vest as the achievement of the related performance target is not probable.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2015, 2014 and 2013 was $6,367, $5,976 and $3,921, respectively.

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

	Fiscal Year Ended January 31,
	2015	2014	2013
Expected life, in years	3.4	3.5	3.6
Risk-free interest rate	1.1%	0.6%	0.5%
Volatility	33.0%	36.0%	45.0%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	2,813,194	$31.55	2.3	14,502
Granted	100,000	35.85
Exercised	(422,187)	25.33
Forfeited or Expired	(26,617)	40.56

Awards outstanding at end of year	2,464,390	32.69	1.6	$8,547
Awards outstanding expected to vest	2,458,921	32.69	1.6	$8,120

Awards exercisable at end of year	2,355,015	$32.54	1.6	$8,538

The following table summarizes other information related to stock options during the years ended January 31, 2015, 2014 and 2013:

	Fiscal Year Ended January 31,
	2015	2014	2013
Weighted-average grant date fair value—per share	$7.02	$9.67	$7.71
Intrinsic value of awards exercised	$4,852	$30,450	$19,544
Net cash proceeds from the exercise of stock options	$10,693	$35,218	$30,671

The Company recognized tax benefits related to stock options of $1,898, $10,312 and $6,532 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2015, was $254, which is expected to be recognized over the weighted-average period of 0.3 year.

Stock Appreciation Rights

The Company may grant SAR’s which generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

at the date of exercise and the value of the Company’s common share price at the date of grant. There were no SAR’s granted during the fiscal year ended January 31, 2015. The following weighted-average assumptions were used in the Model to estimate the fair value of SAR’s at the date of grant:

	Fiscal Year Ended January 31,
	2015	2014	2013
Expected life, in years	—	5.6	5.0
Risk-free interest rate	—	1.0%	0.9%
Volatility	—	46.0%	48.2%
Dividend rate	—	—	—

The following table summarizes the Company’s SAR activity for the fiscal year ended January 31, 2015:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	1,102,475	$31.33	5.7
Granted	—	—
Exercised	(75,650)	28.87
Forfeited or Expired	(133,417)	35.70

Awards outstanding at end of year	893,408	30.89	4.6	$3,990
Awards outstanding expected to vest	873,671	30.89	4.6	$3,791

Awards exercisable at end of year	498,675	$30.57	4.6	$2,164

The following table summarizes other information related to SAR’s during the years ended January 31, 2015, 2014 and 2013:

	Fiscal Year Ended January 31,
	2015	2014	2013
Weighted-average grant date fair value—per share	$—	$14.11	$11.85
Intrinsic value of awards exercised	$654	$848	$—

The Company recognized tax benefit related to SAR’s of $66 and $305 for the fiscal years ended January 31, 2015 and 2014, respectively. There were no tax benefits related to SAR’s for the fiscal year ended January 31, 2013. Total unrecognized compensation cost of SAR’s granted, but not yet vested, as of January 31, 2015, was $1,998, which is expected to be recognized over the weighted-average period of 1.7 years.

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

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2015:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	3,709,225	$20.48
Granted	867,500	23.40
Vested	(278,324)	17.12
Forfeited	(306,192)	20.69

Non-vested awards outstanding at end of year	3,992,209	$21.32

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2015, 2014 and 2013 was $23.40, $25.13 and $18.22, per share, respectively. No PSU’s vested during the fiscal years ended January 31, 2014 and 2013. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2015 was $40,917, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

The Company may grant RSU’s which vest based on the achievement of specified service and external market conditions. RSU’s typically vest over a three to five year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2015:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	10,000	$39.06
Granted	—	—
Vested	(5,000)	39.06
Forfeited	—	—

Non-vested awards outstanding at end of year	5,000	$39.06

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company recognized tax benefits related to RUS’s of $7 for the fiscal year ended January 31, 2015. There were no tax benefits related to RSU’s for the fiscal years ended January 31, 2014 and 2013, respectively. There were no RSU’s granted during the fiscal years ended January 31, 2015 and January 31, 2013. The weighted-average grant date fair value of RSU’s awarded during the fiscal year ended January 31, 2014 was $39.06 per share. No RSU’s vested during the fiscal year ended January 31, 2014. Unrecognized compensation cost related to unvested RSU’s as of January 31, 2015 was $13, which is expected to be recognized over a weighted-average period of 0.1 year.

10. Shareholders’ Equity

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a new share repurchase program. Under this authorization, the Company repurchased and subsequently retired 7,718,531 common shares at a total cost of $258,160 during fiscal 2015. The average cost per share of these repurchases for fiscal 2015 was $33.45, including commissions.

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

In addition to the shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2015 and January 31, 2014 the Company acquired and subsequently retired 111,563 and 9,520 common shares at a total cost of $3,947 and $397, respectively, from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity during fiscal 2015, the Company reduced the balance of additional paid-in-capital by $128,935, which resulted in a reduction of retained earnings of $486,484.

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a new share repurchase program.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

11. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the change in accumulated other comprehensive income (loss), by component, net of tax, for the fiscal years ended January 31, 2015 and 2014, respectively:

	Fiscal Year Ended January 31, 2015
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(1,388)	$420	$(968)
Other comprehensive income (loss) before reclassifications	(14,128)	(568)	(14,696)
Amounts reclassified from accumulated other comprehensive income (loss)	—	237	237

Net current-period other comprehensive income/(loss)	(14,128)	(331)	(14,459)

Ending Balance	$(15,516)	$89	$(15,427)

	Fiscal Year Ended January 31, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(8,582)	$(200)	$(8,782)
Other comprehensive income (loss) before reclassifications	7,194	519	7,713
Amounts reclassified from accumulated other comprehensive income (loss)	—	101	101

Net current-period other comprehensive income/(loss)	7,194	620	7,814

Ending Balance	$(1,388)	$420	$(968)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

12. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2015	2014	2013
Basic weighted-average common shares outstanding	136,651,899	147,014,869	145,253,691
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	1,540,835	2,211,037	1,410,040

Diluted weighted-average shares outstanding	138,192,734	149,225,906	146,663,731

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

For the fiscal years ended January 31, 2015, 2014 and 2013, awards to purchase 1,015,895 common shares ranging in price from $35.12 to $46.02, 151,625 common shares ranging in price from $37.65 to $46.02 and 2,440,525 common shares ranging in price from $28.49 to $39.58, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2015 and 2014, 2,216,899 and 1,752,200 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

13. Commitments and Contingencies

Leases

The Company leases its stores, certain fulfillment and distribution facilities, and offices under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2016	$254,733
2017	241,639
2018	226,884
2019	207,603
2020	184,806
Thereafter	720,574

Total minimum lease payments	$1,836,239

Amounts noted above include commitments for 22 executed leases for stores not opened as of January 31, 2015. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2015	2014	2013
Minimum and percentage rentals	$234,982	$205,759	$186,804
Contingent rentals	3,901	5,542	5,714

Total	$238,883	$211,301	$192,518

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company also has commitments for un-fulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are liquidated within 12 months, of $466,008. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. The Company also has commitments related to contracts with construction contractors, fully liquidated upon the completion of construction, which is typically within 12 months, of $12,056.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $1,708, $1,770 and $1,483 for fiscal years 2015, 2014 and 2013, respectively.

On November 27, 2012, the Company’s Board of Directors approved the terms of the NQDC, which became effective as of February 1, 2013. The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. The Company’s matching contributions are calculated to provide $0.25 per employee contribution dollar on the first 6% of total compensation deferred under the combination of both the Plan and the NQDC. Employee contributions are 100% vested on the contribution date and the Company’s matching contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $100 during fiscal 2015. The NQDC obligation was $3,778 as of January 31, 2015. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $3,778 as of January 31, 2015, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 3, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2015, 2014 and 2013 were $2,752, $2,637 and $1,902, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Amounts due to DBR as of January 31, 2015 and 2014 were approximately $203 and $380, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2015 in the United States. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s directors, and is president and the sole shareholder of The McDevitt Company. Mr. McDevitt’s wife, Wendy McDevitt, is an employee of the Company. In addition, Mr. McDevitt owns McDevitt Corporation Limited, a United Kingdom entity, and McDevitt Netherlands BV, a Dutch entity. During fiscal 2015 and 2014, the Company paid real estate commissions of $295 and $518 to West St. Consulting a United Kingdom entity owned by an employee of McDevitt Corporation Limited. The Company also paid commissions of $300 and $562 during fiscal 2015 and 2014 to HED Real Estate BV, a Dutch entity owned by three employees of McDevitt Netherlands BV. There were no amounts paid to West St. Consulting or HED Real Estate BV during fiscal 2013. The Company has been advised that West St. Consulting and HED Real Estate BV have entered into arrangements to share a portion of these commissions with McDevitt Corporation Limited and McDevitt Netherlands BV.

The Addis Group (“Addis”), an insurance brokerage and risk management consulting company, acted as the Company’s commercial insurance broker and risk management consultant for the years ended January 31, 2015, 2014 and 2013. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions. Scott Addis, the brother-in-law of Richard A. Hayne, Chairman of the Board of the Company, Chief Executive Officer and President, is the President of The Addis Group. There were no amounts due to or from Addis as of January 31, 2015 and January 31, 2014.

15. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 546 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for more than 93% of total consolidated net sales for the fiscal years ended, January 31, 2015, 2014 and 2013, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,600 better department and specialty retailers worldwide.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. The Company has substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company now sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the Retail and Wholesale segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2015	2014	2013
Net sales
Retail operations	$3,097,274	$2,908,981	$2,646,284
Wholesale operations	237,491	185,792	154,957
Intersegment elimination	(11,688)	(8,165)	(6,316)

Total net sales	$3,323,077	$3,086,608	$2,794,925

Income from operations
Retail operations	$354,326	$414,734	$366,139
Wholesale operations	55,403	42,191	35,783
Intersegment elimination	(1,079)	(837)	(610)

Total segment operating income	408,650	456,088	401,312
General corporate expenses	(43,265)	(29,257)	(27,027)

Total income from operations	$365,385	$426,831	$374,285

Depreciation expense for property and equipment
Retail operations	$130,383	$120,960	$112,645
Wholesale operations	1,031	772	743

Total depreciation expense for property and equipment	$131,414	$121,732	$113,388

Inventories
Retail operations	$314,940	$282,590
Wholesale operations	43,297	28,617

Total inventories	$358,237	$311,207

Property and equipment, net
Retail operations	$885,200	$802,965
Wholesale operations	4,032	3,944

Total property and equipment, net	$889,232	$806,909

Cash paid for property and equipment
Retail operations	$228,682	$184,255	$168,530
Wholesale operations	1,122	1,846	345

Total cash paid for property and equipment	$229,804	$186,101	$168,875

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2015	2014	2013
Net Sales
Domestic operations	$2,870,140	$2,685,042	$2,423,155
Foreign operations	452,937	401,566	371,770

Total net sales	$3,323,077	$3,086,608	$2,794,925

Property and equipment, net
Domestic operations	$745,504	$655,866
Foreign operations	143,728	151,043

Total property and equipment, net	$889,232	$806,909