Form 10-Q
period 2015-04-30
URBAN OUTFITTERS INC
filed 2015-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common shares, $0.0001 par value—128,131,272 shares outstanding on June 8, 2015.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2015	January 31, 2015	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$176,931	$154,558	$191,825
Marketable securities	96,626	104,246	149,796
Accounts receivable, net of allowance for doubtful accounts of $767, $850 and $1,986, respectively	54,283	70,458	59,267
Inventories	397,998	358,237	349,045
Prepaid expenses, deferred taxes and other current assets	119,083	121,618	103,097

Total current assets	844,921	809,117	853,030
Property and equipment, net	899,324	889,232	836,244
Marketable securities	83,348	104,448	175,694
Deferred income taxes and other assets	89,763	85,944	80,297

Total Assets	$1,917,356	$1,888,741	$1,945,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,379	$156,090	$172,515
Accrued expenses, accrued compensation and other current liabilities	175,258	197,650	189,585

Total current liabilities	320,637	353,740	362,100
Deferred rent and other liabilities	208,274	207,032	196,760

Total Liabilities	528,911	560,772	558,860

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 131,543,388, 130,502,864 and 137,651,372 shares issued and outstanding, respectively	13	13	14
Additional paid-in-capital	24,593	—	—
Retained earnings	1,376,159	1,343,383	1,384,671
Accumulated other comprehensive (loss) income	(12,320)	(15,427)	1,720

Total Shareholders’ Equity	1,388,445	1,327,969	1,386,405

Total Liabilities and Shareholders’ Equity	$1,917,356	$1,888,741	$1,945,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2015	2014
Net sales	$739,010	$686,310
Cost of sales	492,589	447,799

Gross profit	246,421	238,511
Selling, general and administrative expenses	193,367	178,690

Income from operations	53,054	59,821
Other expense, net	(2,121)	(344)

Income before income taxes	50,933	59,477
Income tax expense	18,157	21,999

Net income	$32,776	$37,478

Net income per common share:
Basic	$0.25	$0.26

Diluted	$0.25	$0.26

Weighted-average common shares outstanding:
Basic	131,202,740	144,075,666

Diluted	132,836,144	145,906,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2015	2014
Net income	$32,776	$37,478
Other comprehensive income:
Foreign currency translation	3,145	2,868
Change in unrealized losses on marketable securities, net of tax	(38)	(180)

Total other comprehensive income	3,107	2,688

Comprehensive income	$35,883	$40,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net income	$32,776	$37,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,043	34,477
Benefit for deferred income taxes	(1,074)	(6,393)
Excess tax benefits from stock option exercises	(5,495)	(70)
Share-based compensation expense	4,113	4,576
Loss on disposition of property and equipment, net	281	171
Changes in assets and liabilities:
Receivables	8,081	(3,986)
Inventories	(38,995)	(56,761)
Prepaid expenses and other assets	14,036	(1,162)
Payables, accrued expenses and other liabilities	(40,899)	16,155

Net cash provided by operating activities	7,867	24,485

Cash flows from investing activities:
Cash paid for property and equipment	(31,815)	(38,555)
Cash paid for marketable securities	(55,760)	(169,707)
Sales and maturities of marketable securities	80,942	485,375

Net cash (used in) provided by investing activities	(6,633)	277,113

Cash flows from financing activities:
Proceeds from the exercise of stock options	40,268	798
Excess tax benefits from stock option exercises	5,495	70
Share repurchases related to share repurchase program	(17,306)	(353,315)
Share repurchases related to taxes for share-based awards	(7,976)	(61)

Net cash provided by (used in) financing activities	20,481	(352,508)

Effect of exchange rate changes on cash and cash equivalents	658	677

Increase (decrease) in cash and cash equivalents	22,373	(50,233)
Cash and cash equivalents at beginning of period	154,558	242,058

Cash and cash equivalents at end of period	$176,931	$191,825

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$9,531	$14,080

Non-cash investing activities—Accrued capital expenditures	$28,903	$41,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the United States Securities and Exchange Commission on April 1, 2015.

The Company’s business experiences seasonal fluctuations and realizes greater net sales and operating income from August 1 through December 31 of the fiscal year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2016 will end on January 31, 2016.

2. Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that clarifies the circumstances in which a customer would account for a cloud computing arrangement as a license of internal-use software. The update will be effective for the Company on February 1, 2016, and early adoption is permitted. The update allows for either retrospective or prospective adoption for all new transactions entered into or materially modified after the date of the adoption. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for the Company beginning February 1, 2017. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. Early adoption is not permitted. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2015, January 31, 2015 and April 30, 2014 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$40,287	$42	$(2)	$40,327
Corporate bonds	43,923	12	(28)	43,907
Treasury bills	3,018	2	—	3,020
Certificates of deposit	5,426	1	—	5,427
Commercial paper	3,942	3	—	3,945

	96,596	60	(30)	96,626

Long-term Investments:
Municipal and pre-refunded municipal bonds	46,529	78	(10)	46,597
Corporate bonds	20,652	8	(30)	20,630
Treasury bills	8,067	3	(1)	8,069
Certificates of deposit	2,566	—	—	2,566
Mutual funds, held in rabbi trust	4,670	40	(24)	4,686
Federal government agencies	799	1	—	800

	83,283	130	(65)	83,348

	$179,879	$190	$(95)	$179,974

As of January 31, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$30,509	$41	$(2)	$30,548
Corporate bonds	56,594	20	(24)	56,590
Treasury bills	2,033	3	—	2,036
Certificates of deposit	11,127	5	—	11,132
Commercial paper	3,938	2	—	3,940

	104,201	71	(26)	104,246

Long-term Investments:
Municipal and pre-refunded municipal bonds	42,840	113	(6)	42,947
Corporate bonds	46,754	22	(40)	46,736
Treasury bills	7,111	9	—	7,120
Certificates of deposit	3,066	—	—	3,066
Mutual funds, held in rabbi trust	3,816	16	(54)	3,778
Federal government agencies	799	2	—	801

	104,386	162	(100)	104,448

	$208,587	$233	$(126)	$208,694

As of April 30, 2014
Short-term Investments:
Municipal and pre-refunded municipal bonds	$44,522	$41	$—	$44,563
Corporate bonds	54,678	30	(17)	54,691
Treasury bills	2,498	3	—	2,501
Certificates of deposit	23,348	10	(1)	23,357
Commercial paper	24,678	6	—	24,684

	149,724	90	(18)	149,796

Long-term Investments:
Municipal and pre-refunded municipal bonds	68,511	178	(14)	68,675
Corporate bonds	85,583	168	(31)	85,720
Treasury bills	15,404	9	—	15,413
Certificates of deposit	1,499	1	—	1,500
Mutual funds, held in rabbi trust	2,579	33	(12)	2,600
Federal government agencies	1,782	4	—	1,786

	175,358	393	(57)	175,694

	$325,082	$483	$(75)	$325,490

Proceeds from the sale and maturities of available-for-sale securities were $80,942 and $485,375 for the three months ended April 30, 2015 and 2014, respectively. The Company included in “Other expense, net,” realized gains of $3 and $70 and a net charge related to amortization of discounts and premiums of $1,116 and $2,607 for the three months ended April 30, 2015 and 2014, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive income (loss).

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of April 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$86,924	$—	$86,924
Corporate bonds	64,537	—	—	64,537
Treasury bills	11,089	—	—	11,089
Certificates of deposit	—	7,993	—	7,993
Mutual funds, held in rabbi trust	4,686	—	—	4,686
Commercial paper	—	3,945	—	3,945
Federal government agencies	800	—	—	800

	$81,112	$98,862	$—	$179,974

	Marketable Securities Fair Value as of January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$73,495	$—	$73,495
Corporate bonds	103,326	—	—	103,326
Treasury bills	9,156	—	—	9,156
Certificates of deposit	—	14,198	—	14,198
Mutual funds, held in rabbi trust	3,778	—	—	3,778
Commercial paper	—	3,940	—	3,940
Federal government agencies	801	—	—	801

	$117,061	$91,633	$—	$208,694

	Marketable Securities Fair Value as of April 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$113,238	$—	$113,238
Corporate bonds	140,411	—	—	140,411
Treasury bills	17,914	—	—	17,914
Certificates of deposit	—	24,857	—	24,857
Mutual funds, held in rabbi trust	2,600	—	—	2,600
Commercial paper	—	24,684	—	24,684
Federal government agencies	1,786	—	—	1,786

	$162,711	$162,779	$—	$325,490

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 assets as of April 30, 2015, January 31, 2015 and April 30, 2014.

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of April 30, 2015, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

5. Line of Credit Facility

On March 27, 2014, the Company amended and restated its existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at the Company’s discretion. The Line contains a sub-limit for borrowings by the Company’s subsidiaries that are guaranteed by the Company. Under the terms of the Line, at the Company’s option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects the Company to various restrictive covenants, including maintenance of certain financial covenants. As of April 30, 2015, there were no borrowings under the Line and the Company was in compliance with all covenants. Outstanding letters of credit under the Line totaled approximately $91,361 as of April 30, 2015. The available credit under the Line was $83,639 as of April 30, 2015.

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

Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2015 and 2014 was as follows:

	Three Months Ended April 30,
	2015	2014
Stock Options	$133	$413
Stock Appreciation Rights	537	646
Performance Stock Units	3,420	3,461
Restricted Stock Units	23	56

Total	$4,113	$4,576

Share-based awards granted and the weighted-average fair value for the three months ended April 30, 2015 was as follows:

	Three Months Ended April 30, 2015
	Awards Granted	Weighted Average Fair Value

Stock Options	—	$—
Stock Appreciation Rights	—	$—
Performance Stock Units	158,500	$24.37
Restricted Stock Units	—	$—

Total	158,500

During the three months ended April 30, 2015, 1,200,940 stock options were exercised, 502,125 stock appreciation rights were exercised, 251,081 performance stock units vested and 5,000 restricted stock units vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2015 is as follows:

	April 30, 2015
	Unrecognized Compensation Cost	Weighted Average Years

Stock Options	$62	0.1
Stock Appreciation Rights	1,431	1.7
Performance Stock Units	39,713	3.0
Restricted Stock Units	—	0.0

Total	$41,206	2.9

7. Shareholder’s Equity

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program. Under this authorization, the Company repurchased and subsequently retired 7,718,531 common shares at a total cost of $258,160 during fiscal 2015. The average cost per share of these repurchases for fiscal 2015 was $33.45, including commissions. During the three months ended April 30, 2015, the Company repurchased and subsequently retired 401,977 shares at a total cost of $17,306 under this authorization. The average cost per share of these repurchases for the three months ended April 30, 2015 was $43.05, including commissions.

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a subsequent share repurchase program. During the three months ended April 30, 2015, no shares were repurchased under this authorization.

Subsequent to April 30, 2015, the Company repurchased and retired at total of 3,539,000 common shares for approximately $124,203, at an average price of $35.10 per share, including commissions. These repurchases were comprised of 1,879,492 common shares which completed the May 27, 2014 authorization and the remaining 1,659,508 common shares were repurchased as part of the February 23, 2015 authorization.

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

In addition to the shares repurchased under the share repurchase programs, during the three months ended April 30, 2015 the Company acquired and subsequently retired 180,776 common shares at a total cost of $7,976, from employees to meet minimum statutory tax withholding requirements. During the three months ended April, 30, 2014, the Company acquired and subsequently retired 1,690 common shares at a total cost of $61 from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity during the three months ended April 30, 2015, the Company reduced the balance of additional paid-in-capital by $25,282.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), by component, net of tax, for the three months ended April 30, 2015 and 2014, respectively:

	Three Months Ended April 30, 2015
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(15,516)	$89	$(15,427)
Other comprehensive income (loss) before reclassifications	3,145	(41)	3,104
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	3

Net current-period other comprehensive income (loss)	3,145	(38)	3,107

Balance at end of period	$(12,371)	$51	$(12,320)

	Three Months Ended April 30, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(1,388)	$420	$(968)
Other comprehensive income (loss) before reclassifications	2,868	(250)	2,618
Amounts reclassified from accumulated other comprehensive income (loss)	—	70	70

Net current-period other comprehensive income (loss)	2,868	(180)	2,688

Balance at end of period	$1,480	$240	$1,720

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

9. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2015	2014
Basic weighted-average common shares outstanding	131,202,740	144,075,666
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,633,404	1,830,878

Diluted weighted-average shares outstanding	132,836,144	145,906,544

For the three months ended April 30, 2015, awards to purchase 100,000 common shares with an exercise price of $46.02 were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. For the three months ended April 30, 2014, awards to purchase 947,950 common shares with an exercise price range of $37.02 to $46.02 were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2015 and 2014 were 1,939,500 and 1,742,033 performance-based equity awards, respectively, since they did not meet the required performance criteria.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 552 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for approximately 93% of total consolidated net sales for the three months ended April 30, 2015 and 2014, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,600 better department and specialty retailers worldwide.

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

	April 30, 2015	January 31, 2015	April 30, 2014

Inventories
Retail operations	$359,112	$314,940	$320,961
Wholesale operations	38,886	43,297	28,084

Total inventories	$397,998	$358,237	$349,045

Property and equipment, net
Retail operations	$895,399	$885,200	$831,854
Wholesale operations	3,925	4,032	4,390

Total property and equipment, net	$899,324	$889,232	$836,244

	Three Months Ended April 30,
	2015	2014
Net sales
Retail operations	$685,009	$640,430
Wholesale operations	57,614	48,290
Intersegment elimination	(3,613)	(2,410)

Total net sales	$739,010	$686,310

Income from operations
Retail operations	$51,532	$60,649
Wholesale operations	10,368	9,991
Intersegment elimination	(353)	(240)

Total segment operating income	61,547	70,400
General corporate expenses	(8,493)	(10,579)

Total income from operations	$53,054	$59,821

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2015	January 31, 2015	April 30, 2014

Property and equipment, net
Domestic operations	$755,890	$745,504	$685,195
Foreign operations	143,434	143,728	151,049

Total property and equipment, net	$899,324	$889,232	$836,244

	Three Months Ended April 30,
	2015	2014
Net Sales
Domestic operations	$649,718	$600,913
Foreign operations	89,292	85,397

Total net sales	$739,010	$686,310

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, continuation of lowered levels of consumer spending resulting from a worldwide political and economic crisis, any effects of terrorist acts or war, natural disasters or severe weather conditions, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing of any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, failure of our suppliers to adhere to our vendor compliance program, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on April 1, 2015. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2016 will end on January 31, 2016.

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

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable direct-to-consumer channel net sales. A store is considered to be comparable if it has been open at least twelve full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is considered to be comparable if it has been operational for at least twelve full months. There is no overlap between comparable store net sales and comparable direct-to-consumer net sales. Sales from stores and direct-to-consumer channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. The effects of foreign currency translation are also considered non-comparable.

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

As of April 30, 2015, we operated 238 Urban Outfitters stores of which 179 were located in the United States, 16 were located in Canada and 43 were located in Europe. For the three months ended April 30, 2015, we opened one new Urban Outfitters store and closed one Urban Outfitters store, each of which were located in the United States. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment and website. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty, accessories, activewear and gear, electronics, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.3% and 7.7% of consolidated net sales, respectively, for the three months ended April 30, 2015, compared to 32.4% and 8.1%, respectively, for the comparable period in fiscal 2015.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. We initially operated the Bhldn and Terrain brands as standalone concepts and opened two Bhldn stores and two Terrain stores. We ultimately determined that the Bhldn and Terrain brands were complimentary to the Anthropologie brand and integrated those brands into the Anthropologie Group in fiscal 2015 and 2016, respectively. As of April 30, 2015, we operated 208 Anthropologie Group stores, of which 189 were located in the United States, 12 were located in Canada and seven were located in Europe. For the three months ended April 30, 2015, we opened two new Anthropologie Group stores, both of which were located in the United States. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brands by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie offers registry services through our website and mobile applications and in all of our stores throughout the United States. Registry services allow our customers to create gift registries for any occasion and customers can select from any of the products offered by the brand. The Anthropologie brand offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. We plan to open additional Anthropologie stores over the next several years, some of which will include Bhldn or Terrain shop-within-shop locations. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 40.6% and 1.5% of consolidated net sales, respectively, for the three months ended April 30, 2015, compared to 42.4% and 1.3%, respectively, for the comparable period in fiscal 2015.

As of April 30, 2015, we operated 106 Free People stores, of which 102 were located in the United States and four were located in Canada. During the three months ended April 30, 2015, we opened four new Free People stores, all of which were located in the United States. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 10.6% of consolidated net sales for the three months ended April 30, 2015, compared to approximately 9.1% for the comparable period in fiscal 2015.

For all brands combined, we plan to open approximately 30 to 35 new stores during fiscal 2016, including four Urban Outfitters stores, 13 Anthropologie Group stores and 14 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses, intimates and shoes are sold through approximately 1,600 better department and specialty stores worldwide, including in North America, Europe and Asia, and our own Free People stores. Free People’s Wholesale segment net sales accounted for approximately 7.3% of consolidated net sales for the three months ended April 30, 2015, compared to 6.7% for the comparable period in fiscal 2015.

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

Our senior management has reviewed the critical accounting policies and estimates with our audit committee. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2015, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2015. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of April 30, 2015, January 31, 2015 and April 30, 2014, reserves for estimated sales returns totaled $23.4 million, $19.8 million and $19.9 million, representing 4.4%, 3.5% and 3.6% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of April 30, 2015, January 31, 2015 and April 30, 2014 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other expense, net” in the Condensed Consolidated Statements of Income. Unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q)) are considered temporary and therefore are excluded from earnings and are reported as a component of “Other comprehensive income” in the Condensed Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive (loss) income” within “shareholders’ equity” until realized. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior twelve months and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our reserves and related inventories to increase over time as we increase our sales. The majority of inventory at April 30, 2015, January 31, 2015 and April 30, 2014 consisted of finished goods. Raw materials and work-in-process were not material to the overall net inventory value. Net inventories as of April 30, 2015, January 31, 2015 and April 30, 2014 totaled $398.0 million, $358.2 million and $349.0 million, representing 20.8%, 19.0% and 17.9% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures, and other operating equipment and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Other operating equipment is recorded at cost and amortized using the straight-line method over their useful life, which is three to ten years. Net property and equipment as of April 30, 2015, January 31, 2015 and April 30, 2014 totaled $899.3 million, $889.2 million and $836.2 million, representing 46.9%, 47.1% and 43.0% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the assets. For the three months ended April 30, 2015 and 2014, as well as for fiscal 2015, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than not (likelihood of more than 50 percent) that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of April 30, 2015, January 31, 2015 and April 30, 2014 totaled $70.0 million, $68.7 million and $73.5 million, representing 3.7%, 3.6% and 3.8% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Condensed Consolidated Statements of Income. Valuation allowances as of April 30, 2015, January 31, 2015 and April 30, 2014 were $0.2 million, $0.1 million and $0.0 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	66.7	65.2

Gross profit	33.3	34.8
Selling, general and administrative expenses	26.1	26.1

Income from operations	7.2	8.7
Other expense, net	(0.3)	0.0

Income before income taxes	6.9	8.7
Income tax expense	2.5	3.2

Net income	4.4%	5.5%

Three Months Ended April 30, 2015 Compared To Three Months Ended April 30, 2014

Net sales in the first quarter of fiscal 2016 increased by 7.7% to $739.0 million, from $686.3 million in the first quarter of fiscal 2015. The $52.7 million increase was attributable to a $44.6 million, or 7.0%, increase in Retail segment net sales and an $8.1 million, or 17.7%, increase in our Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2016 accounted for 92.7% of total net sales compared to 93.3% of total net sales in the first quarter of fiscal 2015.

The growth in our Retail segment net sales during the first quarter of fiscal 2016 was driven by an increase of $25.1 million, or 4.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $19.5 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 17.2%, 4.7% and 0.6% at Free People, Urban Outfitters and the Anthropologie Group, respectively. The increase in the Retail segment was driven by continued growth in the direct-to-consumer channel and was partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions, orders, average order value and conversion rate. The negative comparable store net sales resulted from a reduction in transactions and units per transaction, which were partially offset by an increase in average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 45 new stores during the first quarter of fiscal 2016 that were not in operation for the full comparable quarter in fiscal 2015. Thus far during the second quarter of fiscal 2016, comparable Retail segment net sales are mid single-digit positive.

The increase in Wholesale segment net sales in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, was primarily due to increased sales to department stores. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first quarter of fiscal 2016 decreased to 33.3% of net sales, from 34.8% of net sales in the comparable quarter in fiscal 2015. Gross profit increased to $246.4 million in the first quarter of fiscal 2016 compared to $238.5 million in the comparable quarter in fiscal 2015. The decrease in gross profit percentage was primarily due to lower initial merchandise markups at the Urban Outfitters brand and higher delivery and fulfillment expenses across all brands. The deleverage in delivery and fulfillment expenses was primarily due to the increase in direct-to-consumer penetration and the beginning of the transition from the South Carolina fulfillment center to the fulfillment center in Gap, Pennsylvania. Total inventories at April 30, 2015 increased by $49.0 million, or 14.0%, to $398.0 million from $349.0 million at April 30, 2014. This increase was primarily related to an increase in comparable Retail segment inventories and the acquisition of inventory to stock new and non-comparable stores. Comparable Retail segment inventories as of April 30, 2015 increased 8.2% at cost while decreasing 4.9% in units.

Selling, general and administrative expenses as a percentage of net sales were consistent during the first quarter of fiscal 2016 and 2015 representing 26.1% of net sales, respectively. Selling, general and administrative expenses increased by $14.7 million, or 8.2%, to $193.4 million, in the first quarter of fiscal 2016, from $178.7 million in the first quarter of fiscal 2015. The dollar increase versus the prior year was primarily related to increased marketing expenses that were used to drive higher direct-to-consumer traffic and the operating expenses of new and non-comparable stores.

Income from operations decreased to 7.2% of net sales, or $53.1 million, for the first quarter of fiscal 2016 compared to 8.7%, or $59.8 million, for the first quarter of fiscal 2015.

Our effective tax rate for the first quarter of fiscal 2016 was 35.6% of income before income taxes compared to 37.0% of income before taxes in the first quarter of fiscal 2015. The decrease in the rate was due to state tax adjustments in the prior year quarter.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $356.9 million as of April 30, 2015, as compared to $363.3 million as of January 31, 2015 and $517.3 million as of April 30, 2014. The decrease from the first quarter of fiscal 2015 was primarily due to cash used for share repurchases under the May 27, 2014 share repurchase program. Our working capital was $524.3 million at April 30, 2015 compared to $455.4 million at January 31, 2015 and $490.9 million at April 30, 2014. The increase in working capital during the first quarter of fiscal 2016 was primarily due to the increase in inventories and the timing of disbursements.

Cash provided by operating activities during the first quarter of fiscal 2016 decreased by $16.6 million to $7.9 million from $24.5 million in the first quarter of fiscal 2015. This decrease was primarily due to changes in overall working capital and lower net income in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015.

Cash used in investing activities during the first quarter of fiscal 2016 was $6.6 million, primarily related to purchases of marketable securities and property and equipment and was partially offset by the sale and maturities of marketable securities.

Cash provided by financing activities during the first quarter of fiscal 2016 was $20.5 million, primarily related to proceeds received from the exercise of stock options partially offset by funds used for the repurchase of our common shares under the May 27, 2014 repurchase program.

During the last two years, we have satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase common shares, open new stores, purchase inventories and expand our home offices and fulfillment facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations. Cash paid for property and equipment for the three months ended April 30, 2015 and 2014 was $31.8 million and $38.6 million, respectively, and was used primarily to expand or renovate our store base, home offices and fulfillment facilities.

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

On May 27, 2014, our Board of Directors authorized the repurchase of 10.0 million common shares under a new share repurchase program. Under this authorization, during the three months ended April 30, 2015, we repurchased and subsequently retired 0.4 million shares at a total cost of $17.3 million for an average cost per share of $43.05, including commissions. During fiscal 2015, we repurchased and subsequently retired 7.7 million shares at a total cost of $258.2 million for an average cost per share of $33.45, including commissions.

On February 23, 2015, the Board of Directors authorized the repurchase of 20.0 million shares under a subsequent share repurchase program. During the three months ended April 30, 2015, no shares were repurchased.

Subsequent to April 30, 2015, the Company repurchased and retired at total of 3.5 million common shares for approximately $124.2 million, at an average price of $35.10 per share, including commissions. These repurchases were comprised of 1.9 million common shares which completed the May 27, 2014 authorization and the remaining 1.6 million common shares were repurchased as part of the February 23, 2015 authorization.

On August 27, 2013, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. We repurchased and subsequently retired all of the remaining 9.7 million outstanding shares available under this authorization during the first quarter of fiscal 2015 at a total cost of $353.3 million for an average cost per share of $36.43, including commissions.

On March 27, 2014, we amended and restated our existing line of credit facility with Wells Fargo Bank, National Association (the “Line”). The Line is a five-year $175.0 million revolving credit facility with an accordion feature allowing for an increase of up to $50.0 million at our discretion. The Line contains a sub-limit for borrowings by our subsidiaries that are guaranteed by us. Under the terms of the Line, at our option, the aggregate principal balance of the amounts advanced or portions thereof will bear interest at (a) the base rate, or (b) the applicable LIBOR Rate plus a margin that can range from 0.50% to 1.50%. The Line subjects us to various restrictive covenants, including maintenance of certain financial covenants. As of April 30, 2015, there were no borrowings under the Line and we were in compliance with all covenants. Outstanding letters of credit under the Line totaled approximately $91.4 million as of April 30, 2015. The available credit under the Line was $83.6 million as of April 30, 2015. We expect the Line to satisfy our credit needs through at least fiscal 2016.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2015, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

See Note 2 “Recently Issued and Adopted Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services, the value of foreign currencies in relation to the U.S. dollar, and changes in interest rates. Due to our inventory turnover rate and our historical ability to pass through the impact of any generalized changes in our cost of goods to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase the majority of our merchandise in U.S. dollars, including a majority of the goods for our stores located in Canada and a portion of the goods for our stores located in Europe.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Line. As of April 30, 2015, January 31, 2015 and April 30, 2014, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “BBB” or better, municipal and pre-refunded municipal bonds rated “BBB” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “BBB” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

The Line provides us with available borrowings in amount up to $175.0 million in the aggregate. We will be exposed to market risks relating to changes in interest rates on any outstanding balance because the Line bears interest at a variable rate. As of April 30, 2015, aside from outstanding letters of credit, we had no outstanding balances under the Line.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2015. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the United States Securities and Exchange Commission on April 1, 2015, for our risk factors.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the 2014 and 2015 share repurchase programs for the quarter ended April 30, 2015 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
February 1, 2015 through February 28, 2015	—	$—	—	22,281,469
March 1, 2015 through March 31, 2015	—	$—	—	22,281,469
April 1, 2015 through April 30, 2015	401,977	$43.05	401,977	21,879,492

Total Fiscal 2016 First Quarter	401,977		401,977	21,879,492

[1]	On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.
[2]	On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a subsequent share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2015, filed with the Securities and Exchange Commission on June 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2015	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: June 9, 2015	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2015, filed with the Securities and Exchange Commission on June 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.