Form 10-Q
period 2015-07-31
URBAN OUTFITTERS INC
filed 2015-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

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

Common shares, $0.0001 par value—123,945,773 shares outstanding on September 4, 2015.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2015	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$194,441	$154,558	$145,273
Marketable securities	71,926	104,246	106,721
Accounts receivable, net of allowance for doubtful accounts of $813, $850 and $1,038, respectively	70,014	70,458	72,813
Inventories	384,404	358,237	362,028
Prepaid expenses, deferred taxes and other current assets	118,678	121,618	105,129

Total current assets	839,463	809,117	791,964
Property and equipment, net	900,302	889,232	868,642
Marketable securities	72,764	104,448	157,146
Deferred income taxes and other assets	94,804	85,944	86,394

Total Assets	$1,907,333	$1,888,741	$1,904,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,673	$156,090	$156,810
Accrued expenses, accrued compensation and other current liabilities	218,604	197,650	211,388

Total current liabilities	353,277	353,740	368,198
Long-term debt	115,000	—	—
Deferred rent and other liabilities	207,808	207,032	199,891

Total Liabilities	676,085	560,772	568,089

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 125,126,008, 130,502,864 and 134,057,393 shares issued and outstanding, respectively	13	13	13
Additional paid-in-capital	—	—	—
Retained earnings	1,241,227	1,343,383	1,333,658
Accumulated other comprehensive (loss) income	(9,992)	(15,427)	2,386

Total Shareholders’ Equity	1,231,248	1,327,969	1,336,057

Total Liabilities and Shareholders’ Equity	$1,907,333	$1,888,741	$1,904,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net sales	$867,460	$811,253	$1,606,470	$1,497,563
Cost of sales	549,355	507,995	1,041,944	955,794

Gross profit	318,105	303,258	564,526	541,769
Selling, general and administrative expenses	214,354	198,141	407,721	376,831

Income from operations	103,751	105,117	156,805	164,938
Other expense, net	(596)	(523)	(2,717)	(867)

Income before income taxes	103,155	104,594	154,088	164,071
Income tax expense	36,314	37,085	54,471	59,084

Net income	$66,841	$67,509	$99,617	$104,987

Net income per common share:
Basic	$0.52	$0.49	$0.77	$0.75

Diluted	$0.52	$0.49	$0.76	$0.74

Weighted-average common shares outstanding:
Basic	127,910,026	136,453,663	129,529,108	140,201,489

Diluted	129,080,594	138,177,110	130,931,093	141,978,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net income	$66,841	$67,509	$99,617	$104,987
Other comprehensive income (loss):
Foreign currency translation	2,353	828	5,498	3,696
Change in unrealized losses on marketable securities, net of tax	(25)	(162)	(63)	(342)

Total other comprehensive income	2,328	666	5,435	3,354

Comprehensive income	$69,169	$68,175	$105,052	$108,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net income	$99,617	$104,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,848	68,903
Benefit for deferred income taxes	(8,514)	(15,109)
Excess tax benefits from share-based awards	(5,791)	(968)
Share-based compensation expense	7,672	8,633
Loss on disposition of property and equipment, net	887	673
Changes in assets and liabilities:
Receivables	(7,582)	(17,475)
Inventories	(25,234)	(69,645)
Prepaid expenses and other assets	13,509	(215)
Payables, accrued expenses and other liabilities	(6,424)	30,817

Net cash provided by operating activities	138,988	110,601

Cash flows from investing activities:
Cash paid for property and equipment	(69,337)	(106,157)
Cash paid for marketable securities	(150,798)	(258,961)
Sales and maturities of marketable securities	213,930	631,950

Net cash (used in) provided by investing activities	(6,205)	266,832

Cash flows from financing activities:
Borrowings under long-term debt	191,612	—
Repayments of long-term debt	(76,612)	—
Proceeds from the exercise of stock options	46,400	2,927
Excess tax benefits from share-based awards	5,791	968
Share repurchases related to share repurchase program	(253,618)	(478,922)
Share repurchases related to taxes for share-based awards	(8,017)	(61)

Net cash used in financing activities	(94,444)	(475,088)

Effect of exchange rate changes on cash and cash equivalents	1,544	870

Increase (decrease) in cash and cash equivalents	39,883	(96,785)
Cash and cash equivalents at beginning of period	154,558	242,058

Cash and cash equivalents at end of period	$194,441	$145,273

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$29,969	$56,259

Non-cash investing activities—Accrued capital expenditures	$26,186	$38,921

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

The Company’s business experiences seasonal fluctuations and realizes greater net sales and operating income from August 1 through December 31 of the fiscal year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2016 will end on January 31, 2016.

2. Recently Issued and Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that clarifies the measurement of inventory. The update applies to entities who utilize the first-in, first-out (“FIFO”) and average cost methods of measuring inventory and states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value represents the estimated selling price less costs associated with completion, disposal and transportation. The update will be effective for the Company on February 1, 2017 and early adoption is permitted. The update is to be adopted on a prospective basis. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that clarifies the circumstances in which a customer would account for a cloud computing arrangement as a license of internal-use software. The update will be effective for the Company on February 1, 2016, and early adoption is permitted. The update allows for either retrospective or prospective adoption for all new transactions entered into or materially modified after the date of the adoption. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. In August 2015, the FASB issued an accounting standards update which approved a one-year deferral of the effective date that allows the Company to defer the effective date to February 1, 2018 but still permits the Company to adopt the update as of the original February 1, 2017 effective date. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2015, January 31, 2015 and July 31, 2014 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of July 31, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$31,983	$43	$(1)	$32,025
Corporate bonds	37,961	1	(60)	37,902
Certificates of deposit	1,999	—	—	1,999

	71,943	44	(61)	71,926

Long-term Investments:
Municipal and pre-refunded municipal bonds	45,405	110	(6)	45,509
Corporate bonds	17,835	1	(39)	17,797
Certificates of deposit	4,436	—	—	4,436
Mutual funds, held in rabbi trust	4,964	66	(8)	5,022

	72,640	177	(53)	72,764

	$144,583	$221	$(114)	$144,690

As of January 31, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$30,509	$41	$(2)	$30,548
Corporate bonds	56,594	20	(24)	56,590
Certificates of deposit	11,127	5	—	11,132
Treasury bills	2,033	3	—	2,036
Commercial paper	3,938	2	—	3,940

	104,201	71	(26)	104,246

Long-term Investments:
Municipal and pre-refunded municipal bonds	42,840	113	(6)	42,947
Corporate bonds	46,754	22	(40)	46,736
Certificates of deposit	3,066	—	—	3,066
Mutual funds, held in rabbi trust	3,816	16	(54)	3,778
Treasury bills	7,111	9	—	7,120
Federal government agencies	799	2	—	801

	104,386	162	(100)	104,448

	$208,587	$233	$(126)	$208,694

As of July 31, 2014
Short-term Investments:
Municipal and pre-refunded municipal bonds	$29,022	$29	$(1)	$29,050
Corporate bonds	55,849	50	(15)	55,884
Certificates of deposit	14,348	9	—	14,357
Treasury bills	4,530	4	—	4,534
Commercial paper	2,892	4	—	2,896

	106,641	96	(16)	106,721

Long-term Investments:
Municipal and pre-refunded municipal bonds	45,387	107	(18)	45,476
Corporate bonds	93,086	96	(143)	93,039
Certificates of deposit	2,493	—	—	2,493
Mutual funds, held in rabbi trust	3,026	68	(5)	3,089
Treasury bills	11,264	5	—	11,269
Federal government agencies	1,777	3	—	1,780

	157,033	279	(166)	157,146

	$263,674	$375	$(182)	$263,867

Proceeds from the sales and maturities of available-for-sale securities were $213,930 and $631,950 for the six months ended July 31, 2015 and 2014, respectively. The Company included in “Other expense, net,” realized gains of $39 and $42 for the three and six months ended July 31, 2015, respectively, and realized gains of $101 and $171 for the three and six months ended July 31, 2014, respectively. Amortization of discounts and premiums, net, resulted in charges of $1,042 and $2,158 for the three and six months ended July 31, 2015, respectively, and $1,499 and $4,106 for the three and six months ended July 31, 2014, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive income (loss).

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the table below:

	Marketable Securities Fair Value as of July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$77,534	$—	$77,534
Corporate bonds	55,699	—	—	55,699
Certificates of deposit	—	6,435	—	6,435
Mutual funds, held in rabbi trust	5,022	—	—	5,022

	$60,721	$83,969	$—	$144,690

	Marketable Securities Fair Value as of January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$73,495	$—	$73,495
Corporate bonds	103,326	—	—	103,326
Certificates of deposit	—	14,198	—	14,198
Mutual funds, held in rabbi trust	3,778	—	—	3,778
Treasury bills	9,156	—	—	9,156
Commercial paper	—	3,940	—	3,940
Federal government agencies	801	—	—	801

	$117,061	$91,633	$—	$208,694

	Marketable Securities Fair Value as of July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$74,526	$—	$74,526
Corporate bonds	148,923	—	—	148,923
Certificates of deposit	—	16,850	—	16,850
Mutual funds, held in rabbi trust	3,089	—	—	3,089
Treasury bills	15,803	—	—	15,803
Commercial paper	—	2,896	—	2,896
Federal government agencies	1,780	—	—	1,780

	$169,595	$94,272	$—	$263,867

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 assets as of July 31, 2015, January 31, 2015 and July 31, 2014.

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of July 31, 2015, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value since it is variable rate debt.

5. Debt

On July 1, 2015, the Company and its domestic subsidiaries entered into a five-year asset-based revolving Credit Agreement (“Credit Agreement”) with certain lenders, including JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Wells Fargo National Bank, National Association, as joint lead arrangers and co-book managers. The Credit Agreement replaced the Company’s unsecured $175,000 revolving line of credit with Wells Fargo Bank, National Association, which was set to expire in March 2019.

The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400,000 (the “Credit Facility”), subject to a borrowing base that is comprised of the Company’s eligible accounts receivable and inventory. The Credit Facility includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150,000.

The Credit Facility provides for interest on borrowings, at the Company’s option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.625%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.625%, each such rate depending on the level of availability under the Credit Facility and the Company’s adjusted leverage ratio. Interest is payable either monthly or quarterly depending on the type of borrowing. A commitment fee is payable quarterly on the unused portion of the Credit Facility based on the Company’s adjusted leverage ratio.

All obligations under the Credit Facility are unconditionally guaranteed by the Company and its domestic subsidiaries. The obligations under the Credit Facility are secured by a first-priority security interest in inventory, accounts receivable, and certain other assets of the borrowers and guarantors. The Credit Agreement contains customary representations and warranties, negative and affirmative covenants and provisions relating to events of default.

As of July 31, 2015, the Company was in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled approximately $115,000 and stand-by letters of credit outstanding were $14,328.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2015, the Company had outstanding trade letters of credit of $72,062. The available trade letters of credit under these facilities are $57,938.

6. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2015 and 2014 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Stock Options	$292	$395	$425	$808
Stock Appreciation Rights	413	605	950	1,251
Performance Stock Units	2,854	3,035	6,274	6,495
Restricted Stock Units	—	23	23	79

Total	$3,559	$4,058	$7,672	$8,633

Share-based awards granted and the weighted-average fair value for the six months ended July 31, 2015 was as follows:

	Six Months Ended July 31, 2015
	Awards Granted	Weighted Average Fair Value
Stock Options	120,000	$7.46
Stock Appreciation Rights	—	$—
Performance Stock Units	180,500	$24.07
Restricted Stock Units	—	$—

Total	300,500

During the six months ended July 31, 2015, 1,416,990 stock options were exercised, 520,358 stock appreciation rights were exercised, 251,081 performance stock units vested and 5,000 restricted stock units vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2015 is as follows:

	July 31, 2015
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$715	0.8
Stock Appreciation Rights	981	1.7
Performance Stock Units	34,845	2.8
Restricted Stock Units	—	0.0

Total	$36,541	2.8

7. Shareholders’ Equity

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. Under this authorization, the Company repurchased and retired a total of 4,755,672 common shares for approximately $170,792 during the three and six months ended July 31, 2015. The average cost per share of these repurchases for the three and six months ended July 31, 2015 was $35.91, including commissions.

Subsequent to July 31, 2015, the Company repurchased and retired a total of 1,300,000 common shares for approximately $40,023, at an average price of $30.79 per share, including commissions, which were funded with the Company’s available cash, cash equivalents, and marketable securities.

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program. Under this authorization, the Company repurchased and subsequently retired 7,718,531 common shares at a total cost of $258,160 during fiscal 2015. The average cost per share of these repurchases for fiscal 2015 was $33.45, including commissions. During the three and six months ended July 31, 2015, the Company repurchased and subsequently retired 1,879,492 and 2,281,469 shares at a total cost of $65,520 and $82,826, respectively, which completed this authorization. The average cost per share of these repurchases for the three and six months ended July 31, 2015 were $34.86 and $36.30, respectively, including commissions.

In addition to the shares repurchased under the share repurchase programs, during the six months ended July 31, 2015, the Company acquired and subsequently retired 181,890 common shares at a total cost of $8,017, from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2014, the Company acquired and subsequently retired 1,690 common shares at a total cost of $61 from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity during the six months ended July 31, 2015, the Company reduced the balance of additional paid-in-capital to zero with subsequent share repurchase activity recorded as a reduction of retained earnings of $201,773.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), by component, net of tax, for the three and six months ended July 31, 2015 and 2014, respectively:

	Three Months Ended July 31, 2015			Six Months Ended July 31, 2015
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(12,371)	$51	$(12,320)	$(15,516)	$89	$(15,427)
Other comprehensive income (loss) before reclassifications	2,353	(64)	2,289	5,498	(105)	5,393
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	39	—	42	42

Net current-period other comprehensive income (loss)	2,353	(25)	2,328	5,498	(63)	5,435

Balance at end of period	$(10,018)	$26	$(9,992)	$(10,018)	$26	$(9,992)

	Three Months Ended July 31, 2014			Six Months Ended July 31, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$1,480	$240	$1,720	$(1,388)	$420	$(968)
Other comprehensive income (loss) before reclassifications	828	(263)	565	3,696	(513)	3,183
Amounts reclassified from accumulated other comprehensive income (loss)	—	101	101	—	171	171

Net current-period other comprehensive income (loss)	828	(162)	666	3,696	(342)	3,354

Balance at end of period	$2,308	$78	$2,386	$2,308	$78	$2,386

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

9. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Basic weighted-average common shares outstanding	127,910,026	136,453,663	129,529,108	140,201,489
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,170,568	1,723,447	1,401,985	1,777,162

Diluted weighted-average shares outstanding	129,080,594	138,177,110	130,931,093	141,978,651

For the three months ended July 31, 2015 and 2014, awards to purchase 559,875 common shares with an exercise price range of $36.07 to $46.02 and 1,183,390 common shares with an exercise price range of $35.12 to $46.02 were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. For the six months ended July 31, 2015 and 2014, awards to purchase 329,938 common shares with an exercise price range of $36.07 to $46.02 and 1,065,670 common shares with an exercise price range of $35.12 to $46.02 were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2015 and 2014 were 2,047,250 and 1,744,034 performance-based equity awards, respectively, since they did not meet the required performance criteria.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 556 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for approximately 91.7% and 92.2% of total consolidated net sales for the three and six months ended July 31, 2015, respectively. Net sales from the Retail segment accounted for approximately 92.7% and 92.9% for the three and six months ended July 31, 2014, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,600 better department and specialty retailers worldwide.

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

	July 31, 2015	January 31, 2015	July 31, 2014
Inventories
Retail operations	$339,870	$314,940	$329,450
Wholesale operations	44,534	43,297	32,578

Total inventories	$384,404	$358,237	$362,028

Property and equipment, net
Retail operations	$896,400	$885,200	$864,216
Wholesale operations	3,902	4,032	4,426

Total property and equipment, net	$900,302	$889,232	$868,642

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net sales
Retail operations	$795,740	$752,116	$1,480,749	$1,392,546
Wholesale operations	74,627	61,966	132,241	110,256
Intersegment elimination	(2,907)	(2,829)	(6,520)	(5,239)

Total net sales	$867,460	$811,253	$1,606,470	$1,497,563

Income from operations
Retail operations	$100,057	$100,130	$151,589	$160,779
Wholesale operations	17,720	15,175	28,088	25,166
Intersegment elimination	(253)	(259)	(606)	(499)

Total segment operating income	117,524	115,046	179,071	185,446
General corporate expenses	(13,773)	(9,929)	(22,266)	(20,508)

Total income from operations	$103,751	$105,117	$156,805	$164,938

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2015	January 31, 2015	July 31, 2014
Property and equipment, net
Domestic operations	$760,042	$745,504	$712,987
Foreign operations	140,260	143,728	155,655

Total property and equipment, net	$900,302	$889,232	$868,642

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net Sales
Domestic operations	$756,487	$701,763	$1,406,205	$1,302,675
Foreign operations	110,973	109,490	200,265	194,888

Total net sales	$867,460	$811,253	$1,606,470	$1,497,563

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we now source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

Although we have no precise empirical data as it relates to customer traffic or customer conversion rates within our stores, we believe that, based only on our observations, changes in transaction volume in our stores, as discussed in our results of operations, may correlate to changes in customer traffic. We are able to monitor customer sessions, average order value and conversion rate on our websites. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

As of July 31, 2015, we operated 238 Urban Outfitters stores of which 178 were located in the United States, 17 were located in Canada and 43 were located in Europe. For the six months ended July 31, 2015, we opened two new Urban Outfitters stores, one in the United States and one in Canada, and closed two Urban Outfitters stores, both of which were located in the United States. Store square footage increased 1.9% over the prior year period to 2.1 million. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment and website. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty, accessories, activewear and gear, electronics, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.0% and 7.7% of consolidated net sales, respectively, for the six months ended July 31, 2015, compared to 32.1% and 8.4%, respectively, for the comparable period in fiscal 2015.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. We initially operated the Bhldn and Terrain brands as standalone concepts and opened two Bhldn stores and two Terrain stores. We ultimately determined that the Bhldn and Terrain brands were complimentary to the Anthropologie brand and integrated those brands into the Anthropologie Group in fiscal 2015 and 2016, respectively. As of July 31, 2015, we operated 210 Anthropologie Group stores, of which 190 were located in the United States, 12 were located in Canada and eight were located in Europe. For the six months ended July 31, 2015, we opened four new Anthropologie Group stores, three of which were located in the United States and one was located in Europe. Store square footage increased 5.7% over the prior year period to 1.5 million. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brands by offering a similar yet broader selection of merchandise as found in our stores. Anthropologie offers registry services through our website and mobile applications and in all of our stores throughout the United States. Registry services allow our customers to create gift registries for any occasion and customers can select from any of the products offered by the brand. The Anthropologie brand offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. Anthropologie’s product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. We plan to open additional Anthropologie stores over the next several years, some of which will include Bhldn or Terrain shop-within-shop locations. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 40.9% and 1.6% of consolidated net sales, respectively, for the six months ended July 31, 2015, compared to 42.3% and 1.4%, respectively, for the comparable period in fiscal 2015.

As of July 31, 2015, we operated 108 Free People stores, of which 104 were located in the United States and four were located in Canada. During the six months ended July 31, 2015, we opened seven new Free People stores and closed one Free People store due to lease expiration, all of which were located in the United States. Store square footage increased 20.7% over the prior year period to 177 thousand. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside the United States. Free People’s Retail segment net sales accounted for approximately 10.0% of consolidated net sales for the six months ended July 31, 2015, compared to approximately 8.8% for the comparable period in fiscal 2015.

For all brands combined, we plan to open approximately 30 to 35 new stores during fiscal 2016, including four Urban Outfitters stores, 13 Anthropologie Group stores and 15 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses, intimates and shoes are sold through approximately 1,600 better department and specialty stores worldwide, including in North America, Europe and Asia, and our own Free People stores. Free People’s Wholesale segment net sales accounted for approximately 7.8% of consolidated net sales for the six months ended July 31, 2015, compared to 7.0% for the comparable period in fiscal 2015.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of July 31, 2015, January 31, 2015 and July 31, 2014, reserves for estimated sales returns totaled $23.7 million, $19.8 million and $19.3 million, representing 3.5%, 3.5% and 3.4% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of July 31, 2015, January 31, 2015 and July 31, 2014 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other expense, net” in the Condensed Consolidated Statements of Income. We record unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q)) as a component of “Other comprehensive income” in the Condensed Consolidated Statement of Comprehensive Income and in “Accumulated other comprehensive (loss) income” within “Shareholders’ equity” until realized, except when we consider declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior twelve months and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventories to increase over time as we increase our sales. The majority of inventory at July 31, 2015, January 31, 2015 and July 31, 2014 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventories as of July 31, 2015, January 31, 2015 and July 31, 2014 totaled $384.4 million, $358.2 million and $362.0 million, representing 20.2%, 19.0% and 19.0% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures, and other operating equipment and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Other operating equipment is recorded at cost and amortized using the straight-line method over their useful life, which is three to ten years. Net property and equipment as of July 31, 2015, January 31, 2015 and July 31, 2014 totaled $900.3 million, $889.2 million and $868.6 million, representing 47.2%, 47.1% and 45.6% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the assets. For the six months ended July 31, 2015 and 2014, as well as for fiscal 2015, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than not (likelihood of more than 50 percent) that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of July 31, 2015, January 31, 2015 and July 31, 2014 totaled $77.2 million, $68.7 million and $82.4 million, representing 4.1%, 3.6% and 4.3% of total assets, respectively.

To the extent we believe that recovery of an asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Condensed Consolidated Statements of Income. Valuation allowances as of July 31, 2015, January 31, 2015 and July 31, 2014 were $0.2 million, $0.1 million and $0.0 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

We consider the earnings of all non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future United States cash generation will be sufficient to meet future United States cash needs and our specific plans for reinvestment of those subsidiary earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	62.6	64.9	63.8

Gross profit	36.7	37.4	35.1	36.2
Selling, general and administrative expenses	24.7	24.4	25.3	25.2

Income from operations	12.0	13.0	9.8	11.0
Other expense, net	(0.1)	(0.1)	(0.2)	0.0

Income before income taxes	11.9	12.9	9.6	11.0
Income tax expense	4.2	4.6	3.4	4.0

Net income	7.7%	8.3%	6.2%	7.0%

Three Months Ended July 31, 2015 Compared To Three Months Ended July 31, 2014

Net sales in the second quarter of fiscal 2016 increased by 6.9% to $867.5 million, from $811.3 million in the second quarter of fiscal 2015. The $56.2 million increase was attributable to a $43.6 million, or 5.8%, increase in Retail segment net sales and an $12.6 million, or 21.3%, increase in our Wholesale segment net sales. Retail segment net sales for the second quarter of fiscal 2016 accounted for 91.7% of total net sales compared to 92.7% of total net sales in the second quarter of fiscal 2015.

The growth in our Retail segment net sales during the second quarter of fiscal 2016 was driven by an increase of $28.8 million, or 4.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $14.8 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 14.4%, 3.9% and 2.1% at Free People, Urban Outfitters and the Anthropologie Group, respectively. The increase in the Retail segment was driven by continued growth in the direct-to-consumer channel and was partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions, orders, average order value and conversion rate. The negative comparable store net sales resulted from a reduction in transactions and units per transaction, which were partially offset by an increase in average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 46 new stores during the second quarter of fiscal 2016 that were not in operation for the full comparable quarter in fiscal 2015. Thus far during the third quarter of fiscal 2016, comparable Retail segment net sales are low single-digit positive.

The increase in Wholesale segment net sales in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, was primarily due to increased sales to department and specialty stores. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the second quarter of fiscal 2016 decreased to 36.7% of net sales, from 37.4% of net sales in the comparable quarter in fiscal 2015. The decrease in gross profit percentage was primarily driven by higher delivery and fulfillment center expenses largely related to the increase in direct-to-consumer sales penetration as well as incremental costs associated with the transition of our South Carolina fulfillment center operations to our new Gap, Pennsylvania fulfillment facility. Gross profit increased to $318.1 million in the second quarter of fiscal 2016 compared to $303.3 million in the comparable quarter in fiscal 2015. The increase was primarily due to higher net sales and was partially offset by the lower gross profit percentage. Total inventories at July 31, 2015 increased by $22.4 million, or 6.2%, to $384.4 million from $362.0 million at July 31, 2014. This increase was primarily related to the acquisition of inventory to stock new and non-comparable stores. Comparable Retail segment inventories as of July 31, 2015 decreased 1.6% at cost while decreasing 7.0% in units.

Selling, general and administrative expenses as a percentage of net sales increased during the second quarter of fiscal 2016 to 24.7% of net sales, compared to 24.4% of net sales for the second quarter of fiscal 2015. The increase was primarily due to increased marketing and technology expenses, which drove higher direct-to-consumer traffic. Selling, general and administrative expenses increased by $16.2 million, or 8.2%, to $214.4 million, in the second quarter of fiscal 2016, from $198.1 million in the second quarter of fiscal 2015. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses that were used to drive higher direct-to-consumer traffic and the operating expenses of new and non-comparable stores.

Income from operations decreased to 12.0% of net sales, or $103.8 million, for the second quarter of fiscal 2016 compared to 13.0%, or $105.1 million, for the second quarter of fiscal 2015.

Our effective tax rate for the second quarter of fiscal 2016 was 35.2% of income before income taxes compared to 35.5% of income before income taxes in the second quarter of fiscal 2015.

Six Months Ended July 31, 2015 Compared To Six Months Ended July 31, 2014

Net sales for the six months ended July 31, 2015 increased by 7.3% to $1.61 billion, from $1.50 billion in the comparable period of fiscal 2015. The $108.9 million increase was attributable to an $88.2 million, or 6.3%, increase in Retail segment net sales and a $20.7 million, or 19.7%, increase in our Wholesale segment net sales. Retail segment net sales for the six months ended July 31, 2015 accounted for 92.2% of total net sales compared to 93.0% of total net sales during the six months ended July 31, 2014.

The growth in Retail segment net sales during the first six months of fiscal 2016 was driven by an increase of $54.4 million, or 4.1%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and a $33.8 million increase in our new and non-comparable stores. Our total company comparable Retail segment net sales increase was comprised of increases of 16.0%, 4.5% and 1.4% at Free People, Urban Outfitters and the Anthropologie Group, respectively. The increase in the Retail segment was driven by continued growth in the direct-to-consumer channel partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions, orders, average order value and conversion rate. The negative comparable store net sales resulted from a reduction in transactions and units per transaction, partially offset by an increase in average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 51 new stores during the first half of fiscal 2016 that were not in operation for the full comparable first half of fiscal 2015.

The increase in Wholesale segment net sales during the first six months of fiscal 2016, as compared to the first six months of fiscal 2015, was primarily due to increased sales to department and specialty stores. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first six months of fiscal 2016 decreased to 35.1% of net sales from 36.2% of net sales in the comparable period in fiscal 2015. The decline in gross profit rate was primarily driven by higher delivery and fulfillment center expenses largely related to the increase in direct-to-consumer sales penetration as well as incremental costs associated with the transition of our South Carolina fulfillment center operations to our new Gap, Pennsylvania fulfillment facility. Gross profit for the first six months of fiscal 2016 increased by $22.7 million, or 4.2%, to $564.5 million from $541.8 million in the comparable period in fiscal 2015. The increase was primarily due to higher net sales and was partially offset by the lower gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales were flat during the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Selling, general and administrative expenses increased by $30.9 million, or 8.2%, to $407.7 million, in the first half of fiscal 2016, from $376.8 million in the first half of fiscal 2015. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses, which drove higher direct-to-consumer traffic, and the operating expenses of new and non-comparable stores.

Income from operations decreased to 9.8% of net sales, or $156.8 million, for the first half of fiscal 2016 compared to 11.0%, or $164.9 million, for the first half of fiscal 2015.

Our effective tax rate for the first half of fiscal 2016 was 35.4% of income before income taxes compared to 36.0% of income before taxes in the first half of fiscal 2015. The decrease in the rate was due to state tax adjustments in the prior year period.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $339.1 million as of July 31, 2015, as compared to $363.3 million as of January 31, 2015 and $409.1 million as of July 31, 2014. The decrease was primarily due to cash used for share repurchases under the May 27, 2014 and February 23, 2015 share repurchase programs. Our working capital was $486.2 million at July 31, 2015 compared to $455.4 million at January 31, 2015 and $423.8 million at July 31, 2014. The increase in working capital during the first half of fiscal 2016 was primarily due to the increase in inventories and the timing of disbursements.

Cash provided by operating activities during the first half of fiscal 2016 increased by $28.4 million to $139.0 million from $110.6 million in the first half of fiscal 2015. This increase was primarily due to changes in overall working capital in the first half of fiscal 2016 as compared to the first half of fiscal 2015.

Cash used in investing activities during the first half of fiscal 2016 was $6.2 million, primarily related to purchases of marketable securities and property and equipment and was partially offset by the sale and maturities of marketable securities.

Cash used in financing activities during the first half of fiscal 2016 was $94.4 million, primarily related to the repurchase of our common shares under the May 27, 2014 and February 23, 2015 repurchase programs and was partially offset by net borrowings of long-term debt.

During the last two years, we have primarily satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase common shares, open new stores, purchase inventories and expand our home offices and fulfillment facilities. We have also continued to invest in our omni-channel efforts, technology and our international operations. Cash paid for property and equipment for the six months ended July 31, 2015 and 2014 was $69.3 million and $106.2 million, respectively, and was used primarily to expand or renovate our store base in fiscal 2016 and our store base, home offices and fulfillment facilities in fiscal 2015.

On July 1, 2015, we entered into a five-year asset-based revolving Credit Agreement (“Credit Agreement”) with certain lenders including JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers. The Credit Agreement replaced our unsecured $175.0 million revolving line of credit with Wells Fargo Bank, National Association, which was set to expire in March 2019.

The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400.0 million (the “Credit Facility”), subject to a borrowing base that is comprised of our eligible accounts receivable and inventory. The Credit Facility includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150.0 million. The funds available under the Credit Facility may be used for working capital and other general corporate purposes.

The Credit Facility provides for interest on borrowings, at our option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.625%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.625%, each such rate depending on the level of availability under the Credit Facility and our adjusted leverage ratio. Interest is payable either monthly or quarterly depending on the type of borrowing. A commitment fee is payable quarterly, on the unused portion of the Credit Facility, based on our adjusted leverage ratio.

All obligations under the Credit Facility are unconditionally guaranteed by us and our domestic subsidiaries. The obligations under the Credit Facility are secured by a first-priority security interest in inventory, accounts receivable, and certain other assets of the borrowers and guarantors. The Credit Agreement contains customary representations and warranties, negative and affirmative covenants and provisions relating to events of default.

As of July 31, 2015, we were in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled approximately $115.0 million, which were used to repurchase common shares of the Company, and stand-by letters of credit outstanding were $14.3 million.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2015, we had outstanding trade letters of credit of $72.1 million. The available trade letters of credit under these facilities are $57.9 million.

During fiscal 2016, we plan to construct and open approximately 30 to 35 new stores, renovate certain existing stores, increase our fulfillment capabilities, upgrade our systems, increase our investments in omni-channel marketing and purchase inventories for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2016, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2016 to be approximately $140 to $150 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We believe the expansion of our home offices and distribution and fulfillment facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings. We believe that our existing cash and cash equivalents, available credit facilities and future cash flows from operations will be sufficient to fund these initiatives.

On February 23, 2015, our Board of Directors authorized the repurchase of 20.0 million common shares under a share repurchase program. Under this authorization, we repurchased and retired at total of 4.8 million common shares for approximately $170.8 million during the six months ended July 31, 2015. The average cost per share of these repurchases for the six months ended July 31, 2015 was $35.91, including commissions.

Subsequent to July 31, 2015, we repurchased and retired a total of 1.3 million common shares for approximately $40.0 million , at an average price of $30.79 per share, including commissions, which were funded with our available cash, cash equivalents, and marketable securities.

On May 27, 2014, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. During the six months ended July 31, 2015, we repurchased and subsequently retired 2.3 million shares at a total cost of $82.8 million for an average cost per share of $36.30, including commissions, which completed this authorization. Under this authorization, the Company repurchased and subsequently retired 7.7 million common shares at a total cost of $258.2 million during fiscal 2015. The average cost per share of these repurchases for fiscal 2015 was $33.45, including commissions.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2015, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of July 31, 2015, January 31, 2015 and July 31, 2014, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate bonds rated “BBB” or better, municipal and pre-refunded municipal bonds rated “BBB” or better, treasury bills, certificates of deposit, federal government agencies, commercial paper rated “BBB” or better, which bear interest at variable rates, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable; a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

The Credit Facility provides us with available borrowings in the amount up to $400.0 million. We will be exposed to market risks relating to changes in interest rates on any outstanding balance because the Credit Facility bears interest at a variable rate. A ten percent change in our applicable interest rate would have minimal impact to interest expense for the three months ended July 31, 2015.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the 2014 and 2015 share repurchase programs for the quarter ended July 31, 2015 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
May 1, 2015 through May 31, 2015	1,656,000	$34.82	1,656,000	20,223,492
June 1, 2015 through June 30, 2015	3,865,000	35.94	3,865,000	16,358,492
July 1, 2015 through July 31, 2015	1,114,164	35.65	1,114,164	15,244,328

Total Fiscal 2016 Second Quarter	6,635,164		6,635,164	15,244,328

[1]	On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program.
[2]	On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a subsequent share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.1*+	Credit Agreement, dated July 1, 2015, by and among Urban Outfitters, Inc., its domestic subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto.

10.2*	Pledge and Security Agreement, dated July 1, 2015, by and among Urban Outfitters, Inc., its domestic subsidiaries, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith
+	Confidential treatment has been requested with respect to portions of a certain schedule to this agreement pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted. A complete copy of this agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2015, filed with the Securities and Exchange Commission on September 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2015	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: September 9, 2015	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.1*+	Credit Agreement, dated July 1, 2015, by and among Urban Outfitters, Inc., its domestic subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto.

10.2*	Pledge and Security Agreement, dated July 1, 2015, by and among Urban Outfitters, Inc., its domestic subsidiaries, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith
+	Confidential treatment has been requested with respect to portions of a certain schedule to this agreement pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted. A complete copy of this agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2015, filed with the Securities and Exchange Commission on September 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.