Form 10-Q
period 2015-10-31
URBAN OUTFITTERS INC
filed 2015-12-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

Common shares, $0.0001 par value—117,321,204 shares outstanding on December 1, 2015.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2015	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$149,597	$154,558	$128,191
Marketable securities	69,545	104,246	115,005
Accounts receivable, net of allowance for doubtful accounts of $675, $850 and $1,004, respectively	68,332	70,458	70,803
Inventories	441,550	358,237	467,097
Prepaid expenses, deferred taxes and other current assets	118,202	121,618	116,969

Total current assets	847,226	809,117	898,065
Property and equipment, net	891,871	889,232	886,810
Marketable securities	54,138	104,448	114,600
Deferred income taxes and other assets	83,300	85,944	89,290

Total Assets	$1,876,535	$1,888,741	$1,988,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,542	$156,090	$218,251
Accrued expenses, accrued compensation and other current liabilities	187,345	197,650	190,819

Total current liabilities	377,887	353,740	409,070
Long-term debt	115,000	—	—
Deferred rent and other liabilities	211,979	207,032	201,712

Total Liabilities	704,866	560,772	610,782

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 121,545,740, 130,502,864 and 134,268,445 shares issued and outstanding, respectively	12	13	13
Additional paid-in-capital	—	—	3,870
Retained earnings	1,184,308	1,343,383	1,380,801
Accumulated other comprehensive loss	(12,651)	(15,427)	(6,701)

Total Shareholders’ Equity	1,171,669	1,327,969	1,377,983

Total Liabilities and Shareholders’ Equity	$1,876,535	$1,888,741	$1,988,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net sales	$825,258	$814,470	$2,431,728	$2,312,033
Cost of sales	537,070	530,946	1,579,014	1,486,740

Gross profit	288,188	283,524	852,714	825,293
Selling, general and administrative expenses	207,863	207,059	615,584	583,890

Income from operations	80,325	76,465	237,130	241,403
Other income (expense), net	63	(693)	(2,654)	(1,560)

Income before income taxes	80,388	75,772	234,476	239,843
Income tax expense	28,394	28,629	82,865	87,713

Net income	$51,994	$47,143	$151,611	$152,130

Net income per common share:
Basic	$0.42	$0.35	$1.19	$1.10

Diluted	$0.42	$0.35	$1.18	$1.09

Weighted-average common shares outstanding:
Basic	123,442,931	134,267,259	127,478,092	138,201,670

Diluted	123,725,581	135,948,454	128,506,955	139,946,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net income	$51,994	$47,143	$151,611	$152,130
Other comprehensive (loss) income:
Foreign currency translation	(2,688)	(9,089)	2,810	(5,393)
Change in unrealized gains (losses) on marketable securities, net of tax	29	2	(34)	(340)

Total other comprehensive (loss) income	(2,659)	(9,087)	2,776	(5,733)

Comprehensive income	$49,335	$38,056	$154,387	$146,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net income	$151,611	$152,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,751	103,377
Provision (benefit) for deferred income taxes	448	(24,108)
Excess tax benefits from share-based awards	(6,419)	(2,014)
Share-based compensation expense	12,141	13,608
Loss on disposition of property and equipment, net	910	915
Changes in assets and liabilities:
Receivables	(6,217)	(15,981)
Inventories	(82,780)	(176,931)
Prepaid expenses and other assets	19,972	(5,509)
Payables, accrued expenses and other liabilities	32,188	84,952

Net cash provided by operating activities	228,605	130,439

Cash flows from investing activities:
Cash paid for property and equipment	(109,128)	(175,905)
Cash paid for marketable securities	(213,423)	(311,937)
Sales and maturities of marketable securities	296,172	720,668

Net cash (used in) provided by investing activities	(26,379)	232,826

Cash flows from financing activities:
Borrowings under long-term debt	191,612	—
Repayments of long-term debt	(76,612)	—
Proceeds from the exercise of stock options	46,400	10,692
Excess tax benefits from share-based awards	6,419	2,014
Share repurchases related to share repurchase program	(365,527)	(485,805)
Share repurchases related to taxes for share-based awards	(10,119)	(3,094)

Net cash used in financing activities	(207,827)	(476,193)

Effect of exchange rate changes on cash and cash equivalents	640	(939)

Decrease in cash and cash equivalents	(4,961)	(113,867)
Cash and cash equivalents at beginning of period	154,558	242,058

Cash and cash equivalents at end of period	$149,597	$128,191

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$60,521	$105,174

Non-cash investing activities—Accrued capital expenditures	$14,596	$27,894

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

The Company’s business experiences seasonal fluctuations and realizes greater net sales and operating income from August 1 through December 31 of the fiscal year (the back-to-school and holiday periods). Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2016 will end on January 31, 2016.

2. Recently Issued and Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. The update will be effective for the Company on February 1, 2017 and early adoption is permitted. The update may be adopted on either a prospective or retrospective basis. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued an accounting standards update that clarifies the measurement of inventory. The update applies to entities which utilize the first-in, first-out (“FIFO”) and average cost methods of measuring inventory and states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value represents the estimated selling price less costs associated with completion, disposal and transportation. The update will be effective for the Company on February 1, 2017 and early adoption is permitted. The update is to be adopted on a prospective basis. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued an accounting standards update that clarifies the circumstances in which a customer would account for a cloud computing arrangement as a license of internal-use software. The update will be effective for the Company on February 1, 2016, and early adoption is permitted. The update allows for either retrospective or prospective adoption for all new transactions entered into or materially modified after the date of the adoption. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. In August 2015, the FASB issued an accounting standards update which approved a one-year deferral of the effective date that allows the Company to defer the effective date to February 1, 2018 but still permits the Company to adopt the update as of the original February 1, 2017 effective date. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2015, January 31, 2015 and October 31, 2014 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$31,100	$46	$(1)	$31,145
Corporate bonds	37,260	4	(45)	37,219
Certificates of deposit	1,181	—	—	1,181

	69,541	50	(46)	69,545

Long-term Investments:
Municipal and pre-refunded municipal bonds	30,265	115	(2)	30,378
Corporate bonds	15,210	7	(28)	15,189
Certificates of deposit	3,460	—	—	3,460
Mutual funds, held in rabbi trust	4,840	272	(1)	5,111

	53,775	394	(31)	54,138

	$123,316	$444	$(77)	$123,683

As of January 31, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$30,509	$41	$(2)	$30,548
Corporate bonds	56,594	20	(24)	56,590
Certificates of deposit	11,127	5	—	11,132
Treasury bills	2,033	3	—	2,036
Commercial paper	3,938	2	—	3,940

	104,201	71	(26)	104,246

Long-term Investments:
Municipal and pre-refunded municipal bonds	42,840	113	(6)	42,947
Corporate bonds	46,754	22	(40)	46,736
Certificates of deposit	3,066	—	—	3,066
Mutual funds, held in rabbi trust	3,816	16	(54)	3,778
Treasury bills	7,111	9	—	7,120
Federal government agencies	799	2	—	801

	104,386	162	(100)	104,448

	$208,587	$233	$(126)	$208,694

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2014
Short-term Investments:
Municipal and pre-refunded municipal bonds	$26,746	$34	$—	$26,780
Corporate bonds	70,859	47	(30)	70,876
Certificates of deposit	11,978	4	—	11,982
Commercial paper	3,592	1	—	3,593
Federal government agencies	1,771	3	—	1,774

	114,946	89	(30)	115,005

Long-term Investments:
Municipal and pre-refunded municipal bonds	38,292	90	(7)	38,375
Corporate bonds	59,504	65	(83)	59,486
Certificates of deposit	3,686	—	—	3,686
Mutual funds, held in rabbi trust	3,399	134	(4)	3,529
Treasury bills	8,717	9	—	8,726
Federal government agencies	798	—	—	798

	114,396	298	(94)	114,600

	$229,342	$387	$(124)	$229,605

Proceeds from the sales and maturities of available-for-sale securities were $296,172 and $720,668 for the nine months ended October 31, 2015 and 2014, respectively. The Company included in “Other income (expense), net,” realized gains of $11 and $53 for the three and nine months ended October 31, 2015, respectively, and of $30 and $202 for the three and nine months ended October 31, 2014, respectively. Amortization of discounts and premiums, net, resulted in charges of $997 and $3,155 for the three and nine months ended October 31, 2015, respectively, and $1,309 and $5,416 for the three and nine months ended October 31, 2014, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income and not as a component of accumulated other comprehensive loss.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$61,523	$—	$61,523
Corporate bonds	52,408	—	—	52,408
Certificates of deposit	—	4,641	—	4,641
Mutual funds, held in rabbi trust	5,111	—	—	5,111

	$57,519	$66,164	$—	$123,683

	Marketable Securities Fair Value as of January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$73,495	$—	$73,495
Corporate bonds	103,326	—	—	103,326
Certificates of deposit	—	14,198	—	14,198
Mutual funds, held in rabbi trust	3,778	—	—	3,778
Treasury bills	9,156	—	—	9,156
Commercial paper	—	3,940	—	3,940
Federal government agencies	801	—	—	801

	$117,061	$91,633	$—	$208,694

	Marketable Securities Fair Value as of October 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$65,155	$—	$65,155
Corporate bonds	130,362	—	—	130,362
Certificates of deposit	—	15,668	—	15,668
Mutual funds, held in rabbi trust	3,529	—	—	3,529
Treasury bills	8,726	—	—	8,726
Commercial paper	—	3,593	—	3,593
Federal government agencies	2,572	—	—	2,572

	$145,189	$84,416	$—	$229,605

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 assets as of October 31, 2015, January 31, 2015 and October 31, 2014.

The fair value of cash and cash equivalents (Level 1) approximate carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less. As of October 31, 2015, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value since it is variable rate debt.

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

As of October 31, 2015, the Company was in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled approximately $115,000 and stand-by letters of credit outstanding were $14,229.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2015, the Company had outstanding trade letters of credit of $83,056, and available trade letters of credit of $46,944 under these facilities.

6. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2015 and 2014 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Stock Options	$202	$375	$627	$1,183
Stock Appreciation Rights	439	577	1,389	1,828
Performance Stock Units	3,828	4,000	10,102	10,496
Restricted Stock Units	—	23	23	101

Total	$4,469	$4,975	$12,141	$13,608

Share-based awards granted and the weighted-average fair value for the nine months ended October 31, 2015 was as follows:

	Nine Months Ended October 31, 2015
	Awards Granted	Weighted Average Fair Value
Stock Options	120,000	$7.46
Stock Appreciation Rights	—	$—
Performance Stock Units	1,418,500	$19.05
Restricted Stock Units	—	$—

Total	1,538,500

During the nine months ended October 31, 2015, 1,416,990 stock options were exercised, 520,358 stock appreciation rights were exercised, 435,996 performance stock units vested and 5,000 restricted stock units vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2015 is as follows:

	October 31, 2015
	Unrecognized Compensation Cost	Weighted Average Years
Stock Options	$499	0.6
Stock Appreciation Rights	641	1.9
Performance Stock Units	50,180	3.1
Restricted Stock Units	—	0.0

Total	$51,320	3.1

7. Shareholders’ Equity

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. Under this authorization, the Company repurchased and subsequently retired a total of 3,699,949 common shares for approximately $111,909 during the three months ended October 31, 2015 and a total of 8,455,621 common shares for approximately $282,701 during the nine months ended October 31, 2015. The average cost per share of these repurchases for the three and nine months ended October 31, 2015 was $30.25 and $33.43, respectively, including commissions.

Subsequent to October 31, 2015, the Company repurchased and retired a total of 4,224,620 common shares for approximately $99,734,998, at an average price of $23.61 per share, including commissions, which we funded with borrowings from our Credit Facility.

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program. Under this authorization, the Company repurchased and subsequently retired 7,718,531 common shares at a total cost of $258,160 during fiscal 2015. The average cost per share of these repurchases for fiscal 2015 was $33.45, including commissions. During the nine months ended October 31, 2015, the Company repurchased and subsequently retired 2,281,469 shares at a total cost of $82,826, which completed this authorization. The average cost per share of these repurchases for the nine months ended October 31, 2015 was $36.30, including commissions.

In addition to the shares repurchased under the share repurchase programs, during the nine months ended October 31, 2015, the Company acquired and subsequently retired 247,124 common shares at a total cost of $10,119 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2014, the Company acquired and subsequently retired 83,894 common shares at a total cost of $3,094 from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity during the three months ended October 31, 2015, the Company reduced the balance of additional paid-in-capital to zero with subsequent share repurchase activity recorded as a reduction of retained earnings of $108,913. For the nine months ended October 31, 2015, total share repurchase activity resulted in the reduction of additional paid-in-capital to zero and a reduction of retained earnings of $310,686.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss, by component, net of tax, for the three and nine months ended October 31, 2015 and 2014, respectively:

	Three Months Ended October 31, 2015			Nine Months Ended October 31, 2015
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(10,018)	$26	$(9,992)	$(15,516)	$89	$(15,427)
Other comprehensive (loss) income before reclassifications	(2,688)	18	(2,670)	2,810	(87)	2,723
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	11	—	53	53

Net current-period other comprehensive (loss) income	(2,688)	29	(2,659)	2,810	(34)	2,776

Balance at end of period	$(12,706)	$55	$(12,651)	$(12,706)	$55	$(12,651)

	Three Months Ended October 31, 2014			Nine Months Ended October 31, 2014
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$2,308	$78	$2,386	$(1,388)	$420	$(968)
Other comprehensive (loss) income before reclassifications	(9,089)	(28)	(9,117)	(5,393)	(542)	(5,935)
Amounts reclassified from accumulated other comprehensive income (loss)	—	30	30	—	202	202

Net current-period other comprehensive (loss) income	(9,089)	2	(9,087)	(5,393)	(340)	(5,733)

Balance at end of period	$(6,781)	$80	$(6,701)	$(6,781)	$80	$(6,701)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive income (loss) were recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

9. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Basic weighted-average common shares outstanding	123,442,931	134,267,259	127,478,092	138,201,670
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	282,650	1,681,195	1,028,863	1,745,173

Diluted weighted-average shares outstanding	123,725,581	135,948,454	128,506,955	139,946,843

For the three months ended October 31, 2015 and 2014, awards to purchase 999,916 common shares with an exercise price range of $30.50 to $46.02 and 879,600 common shares with an exercise price range of $37.02 to $46.02, respectively, were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. For the nine months ended October 31, 2015 and 2014, awards to purchase 553,208 common shares with an exercise price range of $30.50 to $46.02 and 1,003,647 common shares with an exercise price range of $35.12 to $46.02, respectively, were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2015 and 2014 were 3,702,743 and 2,200,434 performance-based equity awards, respectively, since they did not meet the required performance criteria.

10. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Segment Reporting

The Company is a global retailer of lifestyle-oriented general merchandise with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its five brands operating through 566 stores under the retail names “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain” and “Bhldn” and includes their direct-to-consumer channels. Each of the Company’s brands, which include the retail stores and direct-to-consumer channels, are considered an operating segment. Net sales from the Retail segment accounted for approximately 92.8% and 92.4% of total consolidated net sales for the three and nine months ended October 31, 2015, respectively. Net sales from the Retail segment accounted for approximately 92.3% and 92.7% of total consolidated net sales for the three and nine months ended October 31, 2014, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel to its Retail segment and to approximately 1,600 better department and specialty retailers worldwide.

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

	October 31, 2015	January 31, 2015	October 31, 2014
Inventories
Retail operations	$391,771	$314,940	$430,467
Wholesale operations	49,779	43,297	36,630

Total inventories	$441,550	$358,237	$467,097

Property and equipment, net
Retail operations	$887,927	$885,200	$882,630
Wholesale operations	3,944	4,032	4,180

Total property and equipment, net	$891,871	$889,232	$886,810

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net sales
Retail operations	$765,525	$751,451	$2,246,275	$2,143,997
Wholesale operations	62,170	66,896	194,410	177,152
Intersegment elimination	(2,437)	(3,877)	(8,957)	(9,116)

Total net sales	$825,258	$814,470	$2,431,728	$2,312,033

Income from operations
Retail operations	$76,095	$72,892	$227,684	$233,671
Wholesale operations	12,094	15,884	40,182	41,050
Intersegment elimination	(203)	(370)	(809)	(869)

Total segment operating income	87,986	88,406	267,057	273,852
General corporate expenses	(7,661)	(11,941)	(29,927)	(32,449)

Total income from operations	$80,325	$76,465	$237,130	$241,403

The Company has foreign operations in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2015	January 31, 2015	October 31, 2014
Property and equipment, net
Domestic operations	$754,284	$745,504	$731,579
Foreign operations	137,587	143,728	155,231

Total property and equipment, net	$891,871	$889,232	$886,810

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net Sales
Domestic operations	$720,671	$706,090	$2,126,877	$2,008,765
Foreign operations	104,587	108,380	304,851	303,268

Total net sales	$825,258	$814,470	$2,431,728	$2,312,033

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are able to monitor customer traffic and customer conversion rate at our stores, and customer sessions, average order value and conversion rate on our websites. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

As of October 31, 2015, we operated 240 Urban Outfitters stores of which 179 were located in the United States, 18 were located in Canada and 43 were located in Europe. For the nine months ended October 31, 2015, we opened four new Urban Outfitters stores, two in the United States and two in Canada, and closed two Urban Outfitters stores, both of which were located in the United States. Store square footage increased 1.4% over the prior year period to 2.2 million. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix and compelling store environment and website. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty, accessories, activewear and gear, electronics, as well as an eclectic mix of apartment wares and gifts. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.4% and 7.8% of consolidated net sales, respectively, for the nine months ended October 31, 2015, compared to 32.6% and 8.4%, respectively, for the comparable period in fiscal 2015.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. We initially operated the Bhldn and Terrain brands as standalone concepts and opened two Bhldn stores and two Terrain stores. We ultimately determined that the Bhldn and Terrain brands were complimentary to the Anthropologie brand and integrated those brands into the Anthropologie Group in fiscal 2015 and 2016, respectively. As of October 31, 2015, we operated 214 Anthropologie Group stores, of which 194 were located in the United States, 12 were located in Canada and eight were located in Europe. For the nine months ended October 31, 2015, we opened eight new Anthropologie Group stores, seven of which were located in the United States and one was located in Europe. Store square footage increased 5.0% over the prior year period to 1.6 million. The Anthropologie Group operates websites in North America and Europe that capture the spirit of the brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers registry services through our website and mobile applications and in all of our stores throughout the United States. Registry services allow our customers to create gift registries for any occasion and customers can select from any of the products offered by the brand. The Anthropologie brand offers a catalog in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie stores. The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Terrain creates a compelling shopping environment through its large and freestanding sites. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain locations offer a full-service restaurant and coffee bar. We plan to open additional Anthropologie stores over the next several years, some of which will include Bhldn or Terrain shop-within-shop locations. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 40.5% and 1.6% of consolidated net sales, respectively, for the nine months ended October 31, 2015, compared to 41.2% and 1.4%, respectively, for the comparable period in fiscal 2015.

As of October 31, 2015, we operated 112 Free People stores, of which 107 were located in the United States and five were located in Canada. During the nine months ended October 31, 2015, we opened 11 new Free People stores, ten in the United States and one in Canada, and closed one Free People store in the United States due to lease expiration. Store square footage increased 19.6% over the prior year period to 190 thousand. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People primarily offers private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories and gifts. We plan to open additional stores over the next several years, some of which may be outside of North America. Free People’s Retail segment net sales accounted for approximately 10.1% of consolidated net sales for the nine months ended October 31, 2015, compared to approximately 9.1% for the comparable period in fiscal 2015.

For all brands combined, we plan to open 31 new stores during fiscal 2016, including four Urban Outfitters stores, 14 Anthropologie Group stores and 13 Free People stores.

Wholesale Segment

The Free People wholesale division designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses, intimates and shoes are sold through approximately 1,600 better department and specialty stores worldwide, including in North America, Europe and Asia, and our own Free People stores. Free People’s Wholesale segment net sales accounted for approximately 7.6% of consolidated net sales for the nine months ended October 31, 2015, compared to 7.3% for the comparable period in fiscal 2015.

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

Revenue Recognition

Revenue is recognized by the Retail segment at the point-of-sale for merchandise the customer takes possession of at the retail store or when merchandise is shipped to the customer, in each case, net of estimated customer returns. Revenue is recognized by the Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in our Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, our need to collect outstanding accounts receivable for our Retail segment is negligible and primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for the Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate or experience is materially different than our estimate, sales returns would be adjusted in the future. As of October 31, 2015, January 31, 2015 and October 31, 2014, reserves for estimated sales returns totaled $25.3 million, $19.8 million and $21.4 million, representing 3.6%, 3.5% and 3.5% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of October 31, 2015, January 31, 2015 and October 31, 2014 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Other income (expense), net” in the Condensed Consolidated Statements of Income. We record unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 3, “Marketable Securities,” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q)) as a component of “Other comprehensive (loss) income” in the Condensed Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” until realized, except when we consider declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Inventories

We value our inventories, which consist primarily of general consumer merchandise held for sale, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we utilize to quantify aging trends includes factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior twelve months and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventories to increase over time as we increase our sales. The majority of inventory at October 31, 2015, January 31, 2015 and October 31, 2014 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventories as of October 31, 2015, January 31, 2015 and October 31, 2014 totaled $441.6 million, $358.2 million and $467.1 million, representing 23.5%, 19.0% and 23.5% of total assets, respectively. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures, and other operating equipment and are included in the “Property and equipment, net” line item in our Condensed Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Other operating equipment is recorded at cost and amortized using the straight-line method over their useful life, which is three to ten years. Net property and equipment as of October 31, 2015, January 31, 2015 and October 31, 2014 totaled $891.9 million, $889.2 million and $886.8 million, representing 47.5%, 47.1% and 44.6% of total assets, respectively.

In assessing potential impairment of these assets, we make estimates regarding forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. We record impairment losses when events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the assets. For the nine months ended October 31, 2015 and 2014, as well as for fiscal 2015, impairment losses were not material.

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

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than not (likelihood of more than 50 percent) that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of October 31, 2015, January 31, 2015 and October 31, 2014 totaled $68.5 million, $68.7 million and $90.3 million, representing 3.7%, 3.6% and 4.5% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Condensed Consolidated Statements of Income. Valuation allowances as of October 31, 2015, January 31, 2015 and October 31, 2014 were $5.7 million, $0.1 million and $0.1 million, respectively. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Condensed Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Our tax liability for uncertain tax positions contains uncertainties because we are required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results may differ, and we may be exposed to expense or income that could be material.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future United States cash generation will be sufficient to meet future United States cash needs and our specific plans for reinvestment of those subsidiaries earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Accounting for Contingencies

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We are required to record a reserve for estimated losses when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual disputes or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our reserves for loss contingencies could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds our reserve could have a material adverse impact on our operating results for the period in which such actual loss becomes known. We believe that our reserves adequately reflect the final outcome of any matter currently pending against us and the ultimate settlement of such matters will not materially affect our consolidated financial position or results of operations.

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

Additionally, we make certain estimates about the number of awards which will become vested under performance-based incentive plans. We record expense for performance-based awards based on our current expectations of the probable number of awards that will ultimately vest. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales .	65.1	65.2	64.9	64.3

Gross profit	34.9	34.8	35.1	35.7
Selling, general and administrative expenses	25.2	25.4	25.3	25.3

Income from operations .	9.7	9.4	9.8	10.4
Other income (expense), net	0.0	(0.1)	(0.2)	0.0

Income before income taxes	9.7	9.3	9.6	10.4
Income tax expense	3.4	3.5	3.4	3.8

Net income	6.3%	5.8%	6.2%	6.6%

Three Months Ended October 31, 2015 Compared To Three Months Ended October 31, 2014

Net sales in the third quarter of fiscal 2016 increased by 1.3% to $825.3 million, from $814.5 million in the third quarter of fiscal 2015. The $10.8 million increase was attributable to a $14.1 million, or 1.9%, increase in Retail segment net sales, offset by a $3.3 million, or 5.2%, decrease in our Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2016 accounted for 92.8% of total net sales compared to 92.3% of total net sales in the third quarter of fiscal 2015.

The growth in our Retail segment net sales during the third quarter of fiscal 2016 was due to an increase of $5.3 million, or 0.7%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $8.8 million in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 2.5%, 0.9% and 0.1% at Free People, Urban Outfitters and the Anthropologie Group, respectively. The increase in Retail segment net sales was driven by continued growth in the direct-to-consumer channel which was partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions, orders, average order value and conversion rate. The negative comparable store net sales resulted from a reduction in store traffic, transactions and units per transaction, which were partially offset by an increase in average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 47 new stores during the third quarter of fiscal 2016 that were not in operation for the full comparable quarter in fiscal 2015. Thus far during the fourth quarter of fiscal 2016, comparable Retail segment net sales are low single digit negative.

The decrease in Wholesale segment net sales in the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, was due to shipment delays at our new distribution facility in Gap, Pennsylvania that resulted in third quarter shipments being delayed into the fourth quarter of fiscal 2016.

Gross profit percentage for the third quarter of fiscal 2016 increased to 34.9% of net sales, from 34.8% of net sales in the comparable quarter in fiscal 2015. The increase in gross profit percentage was primarily driven by higher merchandise margins, primarily due to a lower markdown rate in the Urban Outfitters brand which was partially offset by lower merchandise margins in the Anthropologie Group and Free People Retail segments. Our merchandise margin improvement was partially offset by deleverage in delivery and fulfillment center expenses primarily related to the ongoing transition of our fulfillment center to Gap, Pennsylvania, increased direct-to-consumer sales penetration and the negative impact of foreign currency translation. Gross profit increased to $288.2 million in the third quarter of fiscal 2016 compared to $283.5 million in the comparable quarter in fiscal 2015. The increase was primarily due to higher net sales and the increase in gross profit percentage. Total inventories at October 31, 2015 decreased by $25.5 million, or 5.5%, to $441.6 million from $467.1 million at October 31, 2014. The decrease in total inventories is primarily related to the decline in comparable Retail segment inventories, which decreased 9% at cost and 7% in units.

Selling, general and administrative expenses as a percentage of net sales decreased during the third quarter of fiscal 2016 to 25.2% of net sales, compared to 25.4% of net sales for the third quarter of fiscal 2015. The decrease was primarily due to lower incentive-based and share-based compensation expenses, as well as the benefit of foreign currency translation, which were partially offset by an increase in technology expenses related to our direct-to-consumer channel investments. Selling, general and administrative expenses increased by $0.8 million, or 0.4%, to $207.9 million, in the third quarter of fiscal 2016, from $207.1 million in the third quarter of fiscal 2015. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses that were used to drive higher direct-to-consumer traffic and the operating expenses of new and non-comparable stores.

Income from operations increased to 9.7% of net sales, or $80.3 million, for the third quarter of fiscal 2016 compared to 9.4%, or $76.5 million, for the third quarter of fiscal 2015.

Our effective tax rate for the third quarter of fiscal 2016 was 35.3% of income before income taxes compared to 37.8% of income before income taxes in the third quarter of fiscal 2015. The decrease in the effective tax rate during the quarter was primarily due to the receipt of a federal rehabilitation credit, which was partially offset by an increase in valuation allowances on certain net operating losses, both of which occurred in the third quarter of fiscal 2016.

Nine Months Ended October 31, 2015 Compared To Nine Months Ended October 31, 2014

Net sales for the nine months ended October 31, 2015 increased by 5.2% to $2.43 billion, from $2.31 billion in the comparable period of fiscal 2015. The $119.7 million increase was attributable to a $102.3 million, or 4.8%, increase in Retail segment net sales and a $17.4 million, or 10.4%, increase in our Wholesale segment net sales. Retail segment net sales for the nine months ended October 31, 2015 accounted for 92.4% of total net sales compared to 92.7% of total net sales during the nine months ended October 31, 2014.

The growth in Retail segment net sales during the first nine months of fiscal 2016 was driven by an increase of $59.6 million, or 2.9%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and a $42.7 million increase in non-comparable and new store net sales. Our total company comparable Retail segment net sales increase was comprised of increases of 11.2%, 3.2% and 1.0% at Free People, Urban Outfitters and the Anthropologie Group, respectively. The increase in the Retail segment was driven by continued growth in the direct-to-consumer channel partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions, orders, average order value and conversion rate. The negative comparable store net sales resulted from a reduction in store traffic, transactions and units per transaction, partially offset by an increase in average unit selling price. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 61 new stores during the first nine months of fiscal 2016 that were not in operation for the full comparable first nine months of fiscal 2015.

The increase in Wholesale segment net sales during the first nine months of fiscal 2016, as compared to the first nine months of fiscal 2015, was primarily due to increased sales to department and specialty stores. Wholesale net sales growth was driven by an increase in units sold that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first nine months of fiscal 2016 decreased to 35.1% of net sales from 35.7% of net sales in the comparable period in fiscal 2015. The decline in gross profit rate was primarily driven by higher delivery and fulfillment center expenses largely related to the transition of our South Carolina fulfillment center operations to our new Gap, Pennsylvania fulfillment facility, and increased direct-to-consumer sales penetration. Gross profit for the first nine months of fiscal 2016 increased by $27.4 million, or 3.3%, to $852.7 million from $825.3 million in the comparable period in fiscal 2015. The increase was primarily due to higher net sales and was partially offset by the lower gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales were flat during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Selling, general and administrative expenses increased by $31.7 million, or 5.4%, to $615.6 million, in the first nine months of fiscal 2016, from $583.9 million in the first nine months of fiscal 2015. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses, which are used to drive higher direct-to-consumer traffic, and the operating expenses of new and non-comparable stores.

Income from operations decreased to 9.8% of net sales, or $237.1 million, for the first nine months of fiscal 2016 compared to 10.4%, or $241.4 million, for the first nine months of fiscal 2015.

Our effective tax rate for the first nine months of fiscal 2016 was 35.3% of income before income taxes compared to 36.6% of income before taxes in the first nine months of fiscal 2015. The decrease in the effective tax rate was primarily due to a federal rehabilitation credit received in the current year, which was partially offset by an increase in valuation allowances on certain net operating losses.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $273.3 million as of October 31, 2015, as compared to $363.3 million as of January 31, 2015 and $357.8 million as of October 31, 2014. The decrease in cash, cash equivalents and marketable securities as compared to January 31, 2015 and October 31, 2014, was primarily due to cash used for share repurchases under the May 27, 2014 and February 23, 2015 share repurchase programs. Our working capital was $469.3 million at October 31, 2015 compared to $455.4 million at January 31, 2015 and $489.0 million at October 31, 2014. The increase in working capital as compared to January 31, 2015 was primarily due to the increase in inventories and the timing of disbursements.

For the nine months ended October 31, 2015, we satisfied our cash requirements through our cash flow from operating activities and borrowings on long-term debt. For the nine months ended October 31, 2014, we satisfied our cash requirements through our cash flow from operating activities. Our primary uses of cash have been to repurchase common shares, open new stores, purchase inventories and expand our home offices and fulfillment facilities. We have also continued to invest in our omni-channel capabilities, technology and our international operations. Cash paid for property and equipment for the nine months ended October 31, 2015 and 2014 was $109.1 million and $175.9 million, respectively, and was used primarily to expand our store base in fiscal 2016 and our store base, home offices and fulfillment facilities in fiscal 2015.

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2016 increased by $98.2 million to $228.6 million from $130.4 million in the first nine months of fiscal 2015. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year over year increase in cash flows from operations was primarily driven by lower inventory levels.

Cash Flows from Investing Activities

Cash used in investing activities during the first nine months of fiscal 2016 was $26.4 million and consisted primarily of $109.1 million of purchases of property and equipment partially offset by $82.7 million of net sale and maturities of marketable securities that were used to fund repurchases of our common shares.

Cash Flows from Financing Activities

Cash used in financing activities during the first nine months of fiscal 2016 was $207.8 million, primarily related to $365.5 million in repurchases of our common shares under the May 27, 2014 and February 23, 2015 repurchase programs, partially offset by $115.0 million in net borrowings of long-term debt that were used to fund the share repurchases.

Credit Facilities

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

As of October 31, 2015, we were in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled approximately $115.0 million, which were used to repurchase common shares of the Company, and stand-by letters of credit outstanding were $14.2 million.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2015, we had outstanding trade letters of credit of $83.1 million, and available trade letters of credit of $46.9 million under these facilities.

Capital and Operating Expenditures

During fiscal 2016, we plan to construct and open new stores, expand certain existing stores, increase our fulfillment capabilities, upgrade our systems, increase our investments in omni-channel marketing and purchase inventories for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2016, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2016 to be approximately $145 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We believe the expansion of our home offices and distribution and fulfillment facilities are necessary to adequately support our growth. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings. We believe that our existing cash and cash equivalents, available credit facilities and future cash flows from operations will be sufficient to fund these initiatives.

Share Repurchases

On February 23, 2015, our Board of Directors authorized the repurchase of 20.0 million common shares under a share repurchase program. Under this authorization, we repurchased and subsequently retired a total of 8.4 million common shares for approximately $282.7 million during the nine months ended October 31, 2015. The average cost per share of these repurchases for the nine months ended October 31, 2015 was $33.43, including commissions.

Subsequent to October 31, 2015, we repurchased and retired a total of 4.2 million common shares for approximately $99.7 million, at an average price of $23.61 per share, including commissions, which we funded with borrowings from our Credit Facility.

On May 27, 2014, our Board of Directors authorized the repurchase of 10.0 million common shares under a share repurchase program. During the nine months ended October 31, 2015, we repurchased and subsequently retired 2.3 million shares at a total cost of $82.8 million for an average cost per share of $36.30, including commissions, which completed this authorization. Under this authorization, the Company repurchased and subsequently retired 7.7 million common shares at a total cost of $258.2 million during fiscal 2015. The average cost per share of these repurchases for fiscal 2015 was $33.45, including commissions.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2015, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our exposure to market risk for changes in foreign currencies is due to our financial statements being presented in U.S. dollars and our international subsidiaries transacting in currencies other than U.S. dollars. Fluctuations in exchange rates in effect during or at the end of the reporting period may affect the value of the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, the potential impact of currency fluctuations increases.

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of October 31, 2015, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A ten percent change in our applicable interest rate would have minimal impact to interest expense for the three and nine months ended October 31, 2015.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the 2015 share repurchase program for the quarter ended October 31, 2015 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2015 through August 31, 2015	—	$—	—	15,244,328
September 1, 2015 through September 30, 2015	2,969,949	$30.49	2,969,949	12,274,379
October 1, 2015 through October 31, 2015	730,000	$29.18	730,000	11,544,379

Total Fiscal 2016 Third Quarter	3,699,949		3,699,949	11,544,379

[1]	On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a subsequent share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2015, filed with the Securities and Exchange Commission on December 8, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 8, 2015	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: December 8, 2015	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2015, filed with the Securities and Exchange Commission on December 8, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.