Form 10-Q
period 2016-04-30
URBAN OUTFITTERS INC
filed 2016-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

Common shares, $0.0001 par value—117,136,520 shares outstanding on June 3, 2016.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2016	January 31, 2016	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$228,144	$265,276	$176,931
Marketable securities	59,564	61,061	96,626
Accounts receivable, net of allowance for doubtful accounts of $1,063, $664 and $767, respectively	72,165	75,723	54,283
Inventory	359,865	330,223	397,998
Prepaid expenses, deferred taxes and other current assets	89,793	102,078	119,083

Total current assets	809,531	834,361	844,921
Property and equipment, net	871,504	863,137	899,324
Marketable securities	18,710	36,600	83,348
Deferred income taxes and other assets	115,149	99,203	89,763

Total Assets	$1,814,894	$1,833,301	$1,917,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,983	$118,035	$145,379
Accrued expenses, accrued compensation and other current liabilities	190,378	211,196	175,258

Total current liabilities	342,361	329,231	320,637
Long-term debt	75,000	150,000	—
Deferred rent and other liabilities	223,480	216,843	208,274

Total Liabilities	640,841	696,074	528,911

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 117,116,520, 117,321,120 and 131,543,388 shares issued and outstanding, respectively	12	12	13
Additional paid-in-capital	—	—	24,593
Retained earnings	1,187,906	1,160,666	1,376,159
Accumulated other comprehensive loss	(13,865)	(23,451)	(12,320)

Total Shareholders’ Equity	1,174,053	1,137,227	1,388,445

Total Liabilities and Shareholders’ Equity	$1,814,894	$1,833,301	$1,917,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2016	2015
Net sales	$762,577	$739,010
Cost of sales	500,686	492,589

Gross profit	261,891	246,421
Selling, general and administrative expenses	211,408	193,367

Income from operations	50,483	53,054
Other expense, net	(1,577)	(2,121)

Income before income taxes	48,906	50,933
Income tax expense	19,344	18,157

Net income	$29,562	$32,776

Net income per common share:
Basic	$0.25	$0.25

Diluted	$0.25	$0.25

Weighted-average common shares outstanding:
Basic	117,304,736	131,202,740

Diluted	117,587,009	132,836,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2016	2015
Net income	$29,562	$32,776
Other comprehensive income:
Foreign currency translation	9,590	3,145
Change in unrealized losses on marketable securities, net of tax	(4)	(38)

Total other comprehensive income	9,586	3,107

Comprehensive income	$39,148	$35,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2016	117,321,120	$12	$—	$1,160,666	$(23,451)	$1,137,227
Comprehensive income	—	—	—	29,562	9,586	39,148
Share-based compensation	—	—	5,760	—	—	5,760
Stock options and awards	120,100	—	2,472	—	—	2,472
Excess tax benefit from share-based awards	—	—	150	—	—	150
Share repurchases	(324,700)	—	(8,382)	(2,322)	—	(10,704)

Balances as of April 30, 2016	117,116,520	$12	$—	$1,187,906	$(13,865)	$1,174,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income	$29,562	$32,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,844	35,043
Benefit for deferred income taxes	(3,107)	(1,074)
Excess tax benefits from stock option exercises	(150)	(5,495)
Share-based compensation expense	5,760	4,113
Loss on disposition of property and equipment, net	780	281
Changes in assets and liabilities:
Receivables	3,812	8,081
Inventory	(27,357)	(38,995)
Prepaid expenses and other assets	13,240	14,036
Payables, accrued expenses and other liabilities	12,573	(40,899)

Net cash provided by operating activities	69,957	7,867

Cash flows from investing activities:
Cash paid for property and equipment	(31,111)	(31,815)
Cash paid for marketable securities	(37,328)	(55,760)
Sales and maturities of marketable securities	57,219	80,942
Acquisition of business	(15,325)	—

Net cash used in investing activities	(26,545)	(6,633)

Cash flows from financing activities:
Repayments of long-term debt	(75,000)	—
Proceeds from the exercise of stock options	2,472	40,268
Excess tax benefits from stock option exercises	150	5,495
Share repurchases related to share repurchase program	(10,704)	(17,306)
Share repurchases related to taxes for share-based awards	—	(7,976)

Net cash (used in) provided by financing activities	(83,082)	20,481

Effect of exchange rate changes on cash and cash equivalents	2,538	658

(Decrease) increase in cash and cash equivalents	(37,132)	22,373
Cash and cash equivalents at beginning of period	265,276	154,558

Cash and cash equivalents at end of period	$228,144	$176,931

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$10,106	$9,531

Non-cash investing activities—Accrued capital expenditures	$15,507	$28,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the United States Securities and Exchange Commission on March 31, 2016.

The Company’s business experiences seasonal fluctuations and realizes greater net sales and operating income in the fourth quarter of each year reflecting the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2017 will end on January 31, 2017.

2. Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional-paid-in capital. The guidance also clarifies the classification of components of share-based awards on the statement of cash flows. The update will be effective for the Company on February 1, 2017 and early adoption is permitted. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued an accounting standards update that amends the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. The update will be effective for the Company on February 1, 2019 and early adoption is permitted. The update requires a modified retrospective transition approach, which includes a number of practical expedients. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

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

3. Acquisition

On February 1, 2016, the Company acquired certain assets of the Vetri Family group of restaurants, headquartered in Philadelphia, PA, for a total aggregate purchase price of approximately $18,937, of which $15,325 was in cash, $2,687 was satisfied through the settlement of a note receivable and up to an additional $925 which will be paid in the fourth quarter of fiscal 2017. No liabilities were assumed. Pro forma information related to this acquisition is not included because the impact on the Company’s Condensed Consolidated Statements of Income is not considered to be material.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2016, January 31, 2016 and April 30, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2016
Short-term Investments:
Municipal and pre-refunded municipal bonds	$40,569	$27	$(2)	$40,594
Corporate bonds	18,972	5	(7)	18,970

	59,541	32	(9)	59,564

Long-term Investments:
Municipal and pre-refunded municipal bonds	9,060	20	(1)	9,079
Corporate bonds	5,356	2	(10)	5,348
Mutual funds, held in rabbi trust	3,907	30	(3)	3,934
Certificates of deposit	349	—	—	349

	18,672	52	(14)	18,710

	$78,213	$84	$(23)	$78,274

As of January 31, 2016
Short-term Investments:
Municipal and pre-refunded municipal bonds	$26,243	$33	$—	$26,276
Corporate bonds	33,885	10	(25)	33,870
Certificates of deposit	915	—	—	915

	61,043	43	(25)	61,061

Long-term Investments:
Municipal and pre-refunded municipal bonds	18,028	58	(2)	18,084
Corporate bonds	12,227	9	(35)	12,201
Mutual funds, held in rabbi trust	4,604	6	(247)	4,363
Certificates of deposit	1,952	—	—	1,952

	36,811	73	(284)	36,600

	$97,854	$116	$(309)	$97,661

As of April 30, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$40,287	$42	$(2)	$40,327
Corporate bonds	43,923	12	(28)	43,907
Certificates of deposit	5,426	1	—	5,427
Treasury bills	3,018	2	—	3,020
Commercial paper	3,942	3	—	3,945

	96,596	60	(30)	96,626

Long-term Investments:
Municipal and pre-refunded municipal bonds	46,529	78	(10)	46,597
Corporate bonds	20,652	8	(30)	20,630
Mutual funds, held in rabbi trust	4,670	40	(24)	4,686
Certificates of deposit	2,566	—	—	2,566
Treasury bills	8,067	3	(1)	8,069
Federal government agencies	799	1	—	800

	83,283	130	(65)	83,348

	$179,879	$190	$(95)	$179,974

Proceeds from the sales and maturities of available-for-sale securities were $57,219 and $80,942 for the three months ended April 30, 2016 and 2015, respectively. The Company included in “Other expense, net,” in the Condensed Consolidated Statements of Income, net realized gains of $13 and $3 for the three months ended April 30, 2016 and 2015, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other expense, net” of $594 and $1,116 for the three months ended April 30, 2016 and 2015, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other expense, net” in the Condensed Consolidated Statements of Income.

5. Fair Value

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$49,673	$—	$49,673
Corporate bonds	24,318	—	—	24,318
Mutual funds, held in rabbi trust	3,934	—	—	3,934
Certificates of deposit	—	349	—	349

	$28,252	$50,022	$—	$78,274

	Marketable Securities Fair Value as of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$44,360	$—	$44,360
Corporate bonds	46,071	—	—	46,071
Mutual funds, held in rabbi trust	4,363	—	—	4,363
Certificates of deposit	—	2,867	—	2,867

	$50,434	$47,227	$—	$97,661

	Marketable Securities Fair Value as of April 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$86,924	$—	$86,924
Corporate bonds	64,537	—	—	64,537
Mutual funds, held in rabbi trust	4,686	—	—	4,686
Certificates of deposit	—	7,993	—	7,993
Treasury bills	11,089	—	—	11,089
Commercial paper	—	3,945	—	3,945
Federal government agencies	800	—	—	800

	$81,112	$98,862	$—	$179,974

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2016, January 31, 2016 and April 30, 2015.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2016 and 2015, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, are periodically tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of the non-financial assets was determined using a discounted cash flow model that utilized Level 3 inputs. The Company’s retail stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the store is located. For the three months ended April 30, 2016 and 2015, impairment charges were zero.

6. Debt

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

As of April 30, 2016, the Company was in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled approximately $75,000 and stand-by letters of credit outstanding were $13,929.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of April 30, 2016, the Company had outstanding trade letters of credit of $60,399, and available trade letters of credit of $69,601 under these facilities.

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2016 and 2015 was as follows:

	Three Months Ended April 30,
	2016	2015
Stock Options	$209	$133
Stock Appreciation Rights	59	537
Performance Stock Units	4,592	3,420
Restricted Stock Units	900	23

Total	$5,760	$4,113

Share-based awards granted and the weighted-average fair value for the three months ended April 30, 2016 was as follows:

	Three Months Ended April 30, 2016
	Awards Granted	Weighted- Average Fair Value
Stock Options	—	$—
Stock Appreciation Rights	—	$—
Performance Stock Units	310,000	$24.59
Restricted Stock Units	465,000	$26.78

Total	775,000

During the three months ended April 30, 2016, 120,000 stock options were exercised and 2,075 SAR’s were exercised. No PSU’s or RSU’s vested during the three months ended April 30, 2016.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2016 is as follows:

	April 30, 2016
	Unrecognized Compensation Cost	Weighted- Average Years
Stock Options	$77	0.1
Stock Appreciation Rights	320	1.4
Performance Stock Units	45,195	2.7
Restricted Stock Units	10,930	2.3

Total	$56,522	2.6

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Three Months Ended April 30,
	2016	2015
Number of common shares repurchased and subsequently retired	324,700	401,977
Total cost	$10,704	$17,306
Average cost per share, including commissions	$32.97	$43.05

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2015. On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program, of which 6,995,059 was remaining as of April 30, 2016.

During the three months ended April 30, 2016, the Company did not acquire any common shares from employees to meet minimum statutory tax withholding requirements. During the three months ended April 30, 2015, the Company acquired and subsequently retired 180,776 common shares at a total cost of $7,976 from employees to meet minimum statutory tax withholding requirements.

As a result of the share repurchase activity during the three months ended April 30, 2016, the Company reduced the balance of additional paid-in-capital to zero with subsequent share repurchase activity recorded as a reduction of retained earnings of $2,322.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive income (loss),” by component, net of tax, for the three months ended April 30, 2016 and 2015, respectively:

	Three Months Ended April 30, 2016
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(23,479)	$28	$(23,451)
Other comprehensive income (loss) before reclassifications	9,590	(17)	9,573
Amounts reclassified from accumulated other comprehensive income (loss)	—	13	13

Net current-period other comprehensive income (loss)	9,590	(4)	9,586

Balance at end of period	$(13,889)	$24	$(13,865)

	Three Months Ended April 30, 2015
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(15,516)	$89	$(15,427)
Other comprehensive income (loss) before reclassifications	3,145	(41)	3,104
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	3

Net current-period other comprehensive income (loss)	3,145	(38)	3,107

Balance at end of period	$(12,371)	$51	$(12,320)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other expense, net” in the Condensed Consolidated Statements of Income.

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2016	2015
Basic weighted-average common shares outstanding	117,304,736	131,202,740
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	282,273	1,633,404

Diluted weighted-average shares outstanding	117,587,009	132,836,144

For the three months ended April 30, 2016 and 2015, awards to purchase 918,000 common shares with an exercise price range of $29.92 to $46.02 and 100,000 common shares with an exercise price of $46.02 were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2016 and 2015 were 4,034,213 and 1,939,500 performance-based equity awards, respectively, since they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

12. Segment Reporting

The Company is a portfolio of global consumer brands that offer lifestyle-oriented general merchandise and consumer products and services with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its six brands operating under the names “Anthropologie,” “Bhldn,” “Free People,” “Terrain,” “Urban Outfitters” and “Vetri Family.” The Anthropologie, Bhldn, and Terrain brands make up the “Anthropologie Group.” As of April 30, 2016, there were 239 Urban Outfitters stores, 218 Anthropologie Group stores, 117 Free People stores and six Vetri Family restaurants. Urban Outfitters, the Anthropologie Group, and Free People, including their retail stores and direct-to-consumer channels, and Vetri Family are each considered an operating segment. Net sales from the Retail segment accounted for approximately 91.8% and 92.7% of total consolidated net sales for the three months ended April 30, 2016 and 2015, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel and shoes to approximately 1,800 better department and specialty retailers worldwide and to the Retail segment.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. The Company has substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at retail locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance.

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

	April 30, 2016	January 31, 2016	April 30, 2015
Inventory
Retail operations	$324,940	$289,170	$359,112
Wholesale operations	34,925	41,053	38,886

Total inventory	$359,865	$330,223	$397,998

Property and equipment, net
Retail operations	$867,813	$859,277	$895,399
Wholesale operations	3,691	3,860	3,925

Total property and equipment, net	$871,504	$863,137	$899,324

	Three Months Ended April 30,
	2016	2015
Net sales
Retail operations	$700,193	$685,009
Wholesale operations	64,488	57,614
Intersegment elimination	(2,104)	(3,613)

Total net sales	$762,577	$739,010

Income from operations
Retail operations	$50,799	$51,532
Wholesale operations	9,811	10,368
Intersegment elimination	(171)	(353)

Total segment operating income	60,439	61,547
General corporate expenses	(9,956)	(8,493)

Total income from operations	$50,483	$53,054

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2016	January 31, 2016	April 30, 2015
Property and equipment, net
Domestic operations	$749,072	$742,171	$755,890
Foreign operations	122,432	120,966	143,434

Total property and equipment, net	$871,504	$863,137	$899,324

	Three Months Ended April 30,
	2016	2015
Net Sales
Domestic operations	$673,364	$649,718
Foreign operations	89,213	89,292

Total net sales	$762,577	$739,010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and the resultant impact on consumer spending patterns, lowered levels of consumer confidence and higher levels of unemployment, lowered levels of consumer spending resulting from worldwide political and economic events, any effects of war, terrorism and civil unrest, natural disasters or severe weather conditions, increases in labor costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, including potential disruptions and changes in duties, tariffs and quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers to comply with our social compliance program, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed on March 31, 2016. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to “Urban Outfitters,” the “Company,” “we,” “us,” “our” or “our company” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain, Urban Outfitters and Vetri Family brands. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel and shoes through individual and chain specialty stores and department stores.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2017 will end on January 31, 2017.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. We have substantially integrated all available shopping channels, including stores, websites (online and through mobile devices) and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

As of April 30, 2016, we operated 239 Urban Outfitters stores of which 178 were located in the United States, 18 were located in Canada and 43 were located in Europe. For the three months ended April 30, 2016, we closed one store in the United States. Total store selling square footage of 2.2 million square feet was flat compared to the prior year period. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment and websites. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, home goods, activewear and gear, electronics, as well as an eclectic mix of apartment wares and gifts. Apartment wares range from rugs, pillows and shower curtains to books, candles and novelties. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 31.8% and 7.4% of consolidated net sales, respectively, for the three months ended April 30, 2016, compared to 32.3% and 7.7%, respectively, for the comparable period in fiscal 2016.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. We initially operated the Bhldn and Terrain brands as standalone concepts and opened two Bhldn stores and two Terrain garden centers. We ultimately determined that the Bhldn and Terrain brands were complementary to the Anthropologie brand and integrated those brands into the Anthropologie Group during fiscal 2015 and 2016, respectively. As of April 30, 2016, we operated 218 Anthropologie Group stores, of which 197 were located in the United States, 12 were located in Canada and nine were located in Europe. For the three months ended April 30, 2016, we opened one new Anthropologie Group store, and we closed one store, both located in the United States. Total store selling square footage increased 5.3% over the prior year period to 1.5 million square feet. The Anthropologie Group operates websites in North America and Europe that capture the spirit of our brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers registry services through our website and mobile applications and in all of our stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and in Europe that markets select merchandise, most of which is also available in our Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. In addition to two standalone Bhldn stores, we operate shop-within-shop locations within our Anthropologie brand stores that offer a comparable product assortment to our Bhldn stores and website. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain garden centers also offer a full service restaurant and coffee bar. We plan to open additional Anthropologie brand stores over the next several years, some of which will include Bhldn or Terrain shop-within-shop concepts. Some of the new Anthropologie brand stores will be expanded format stores that allow us to present a broader product offering in expanded categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 40.0% and 1.4% of consolidated net sales, respectively, for the three months ended April 30, 2016, compared to 40.6% and 1.5%, respectively, for the comparable period in fiscal 2016.

As of April 30, 2016, we operated 117 Free People stores, of which 111 were located in the United States and six were located in Canada. For the three months ended April 30, 2016, we opened three new Free People stores, of which two were located in the United States and one was located in Canada. Total store selling square footage increased 28.4% over the prior year period to 213,000. The increase in selling square footage compared to prior year period was a result of opening 11 net new stores and the opening of expanded format stores. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories, home products and gifts. We plan to open additional stores over the next several years. Some of the new Free People stores will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and FP Movement. Free People’s Retail segment net sales accounted for approximately 10.8% of consolidated net sales for the three months ended April 30, 2016, compared to approximately 10.6% for the comparable period in fiscal 2016.

In February 2016, we acquired six restaurants as part of our acquisition of the Vetri Family group of restaurants. The Vetri Family operates restaurants under the names Amis, Alla Spina, Lo Spiedo, Pizzeria Vetri and Osteria. The Vetri Family focuses on a dining experience that provides excellence in food, beverage and service. The Vetri Family restaurants net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2016.

We plan to open approximately 27 new stores during fiscal 2017, excluding our restaurant locations. For the year we are planning on opening five Urban Outfitters stores, ten Anthropologie Group stores and 12 Free People stores. We are also planning on opening three new Pizzeria Vetri restaurants and one café adjacent to an Anthropologie expanded format store.

Wholesale Segment

Our Wholesale segment consists of the Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses, intimates, shoes and activewear are sold through approximately 1,800 better department and specialty stores worldwide, and our own Free People stores. Our Wholesale segment net sales accounted for approximately 8.2% of consolidated net sales for the three months ended April 30, 2016, compared to 7.3% for the comparable period in fiscal 2016.

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

Our senior management has reviewed the critical accounting policies and estimates with our Audit Committee. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2016, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2016. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We believe that there have been no significant changes to our critical accounting policies during the three months ended April 30, 2016.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	65.7	66.7

Gross profit	34.3	33.3
Selling, general and administrative expenses	27.7	26.1

Income from operations	6.6	7.2
Other expense, net	(0.2)	(0.3)

Income before income taxes	6.4	6.9
Income tax expense	2.5	2.5

Net income	3.9%	4.4%

Three Months Ended April 30, 2016 Compared To Three Months Ended April 30, 2015

Net sales in the first quarter of fiscal 2017 increased by 3.2% to $762.6 million, from $739.0 million in the first quarter of fiscal 2016. The $23.6 million increase was attributable to a $15.2 million, or 2.2%, increase in Retail segment net sales and an $8.4 million, or 15.5%, increase in our Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2017 accounted for 91.8% of total net sales compared to 92.7% of total net sales in the first quarter of fiscal 2016.

The growth in our Retail segment net sales during the first quarter of fiscal 2017 was due to an increase of $5.7 million, or 0.9%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $9.5 million in non-comparable and new store net sales. Retail segment comparable net sales increased 2.4% at Urban Outfitters and 0.1% at Anthropologie Group and declined 2.0% at Free People. The increase in Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel which was partially offset by negative comparable store net sales. Direct-to-consumer net sales increases were driven by an increase in sessions, while conversion rate was flat and average order value slightly decreased. Negative comparable store net sales resulted from a reduction in transactions and average unit selling price, while units per transaction were flat. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 35 new stores during the first quarter of fiscal 2017 that were not in operation for the full comparable quarter in fiscal 2016 and sales from the newly acquired Vetri Family restaurants. Thus far during the second quarter of fiscal 2017, comparable Retail segment net sales are mid single-digit negative.

The increase in Wholesale segment net sales in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, was primarily due to increased sales to specialty and department stores. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first quarter of fiscal 2017 increased to 34.3% of net sales, from 33.3% of net sales in the comparable quarter in fiscal 2016. Gross profit increased to $261.9 million in the first quarter of fiscal 2017 compared to $246.4 million in the comparable quarter in fiscal 2016. The increase in gross profit percentage was primarily driven by improvement in the Urban Outfitters and Anthropologie Group merchandise margins, with the Urban Outfitters brand delivering lower markdowns compared to the prior year, which was partially offset by a lower gross profit rate at the Free People brand as a result of higher markdowns. The increase in gross profit was primarily due to higher net sales and the increase in gross profit percentage. Total inventory at April 30, 2016 decreased by $38.1 million, or 9.6%, to $359.9 million from $398.0 million at April 30, 2015. The decrease in total inventory is primarily related to the decline in comparable Retail segment inventory, which decreased 9.5% at cost.

Selling, general and administrative expenses as a percentage of net sales increased during the first quarter of fiscal 2017 to 27.7% of net sales, compared to 26.1% of net sales for the first quarter of fiscal 2016. The increase in selling, general and administrative expenses as a percentage of sales was driven by an increase in marketing expense to support customer acquisition and retention efforts, deleverage in direct store controllable expenses related to negative store comparable sales, and an increase in technology related expenses used to support our omni-channel initiatives. Selling, general and administrative expenses increased by $18.0 million, or 9.3%, to $211.4 million, in the first quarter of fiscal 2017, from $193.4 million in the first quarter of fiscal 2016. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores, increased marketing expense to support our customer acquisition and retention efforts, and an increase in technology expenses that were used to support our omni-channel initiatives.

Income from operations decreased to 6.6% of net sales, or $50.5 million, for the first quarter of fiscal 2017 compared to 7.2%, or $53.1 million, for the first quarter of fiscal 2016.

Our effective tax rate for the first quarter of fiscal 2017 was 39.6% of income before income taxes compared to 35.6% of income before income taxes in the first quarter of fiscal 2016. The increase in the effective tax rate was primarily due to the ratio of foreign taxable losses to global taxable profits in the quarter.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $306.4 million as of April 30, 2016, as compared to $362.9 million as of January 31, 2016 and $356.9 million as of April 30, 2015. The decrease in cash, cash equivalents and marketable securities as compared to January 31, 2016 was primarily due to cash used for the repayment of long-term debt. Our working capital was $467.2 million at April 30, 2016 compared to $505.1 million at January 31, 2016 and $524.3 million at April 30, 2015. The decrease in working capital as of April 30, 2016 compared to January 31, 2016 was due to the decrease in cash, cash equivalents, and marketable securities. The decrease in working capital during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to the decrease in inventory and the timing of disbursements.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. In fiscal 2016, we utilized borrowings on our long-term debt facility as an additional source of cash that were used for the repurchase of our common shares. In addition to repurchasing common shares, our primary uses of cash have been to open new stores, purchase inventory and expand our home offices and fulfillment facilities. We have also continued to invest in our omni-channel capabilities, technology and our international operations. Cash paid for property and equipment for the three months ended April 30, 2016 and 2015 was $31.1 million and $31.8 million, respectively, and was used in fiscal 2017 primarily to expand our store base and was used in fiscal 2016 primarily to expand our store base and home offices and to increase our fulfillment capabilities.

Cash Flows from Operating Activities

Cash provided by operating activities during the first quarter of fiscal 2017 increased by $62.1 million to $70.0 million from $7.9 million in the first quarter of fiscal 2016. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The period over period increase in cash flows from operations was primarily driven by lower inventory levels and the timing of disbursements.

Cash Flows from Investing Activities

Cash used in investing activities during the first quarter of fiscal 2017 was $26.5 million and consisted primarily of $31.1 million of purchases of property and equipment and $15.3 million used to acquire the Vetri Family group of restaurants. These investments were partially offset by $19.9 million of net sales and maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities during the first quarter of fiscal 2017 was $83.1 million, primarily related to $75.0 million in debt repayments and $10.7 million of repurchases of our common shares under the February 23, 2015 share repurchase program.

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

As of April 30, 2016, we were in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled $75.0 million and stand-by letters of credit outstanding were $13.9 million.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of April 30, 2016, we had outstanding trade letters of credit of $60.4 million, and available trade letters of credit of $69.6 million under these facilities.

Capital and Operating Expenditures

During fiscal 2017, we plan to construct and open approximately 27 new stores, excluding our restaurant locations, expand certain existing stores, upgrade our systems, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2017, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2017 to be approximately $170 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings. We believe that our existing cash and cash equivalents, available credit facilities and future cash flows from operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 8 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for certain financial information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2016, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

See Note 2 “Recently Issued Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and our Credit Facility. As of April 30, 2016, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the three months ended April 30, 2016.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2016. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the United States Securities and Exchange Commission on March 31, 2016, for our risk factors.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase program for the quarter ended April 30, 2016 is as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2016 through February 29, 2016	—	$—	—	—
March 1, 2016 through March 31, 2016	—	$—	—	—
April 1, 2016 through April 30, 2016	324,700	$32.97	324,700	6,995,059

Total Fiscal 2017 First Quarter	324,700		324,700	6,995,059

[1]	On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2016, filed with the Securities and Exchange Commission on June 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2016	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: June 9, 2016	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2016, filed with the Securities and Exchange Commission on June 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.