Form 10-Q
period 2016-07-31
URBAN OUTFITTERS INC
filed 2016-09-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

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

Common shares, $0.0001 par value—117,226,563 shares outstanding on September 2, 2016.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31, 2016	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$243,116	$265,276	$194,441
Marketable securities	59,231	61,061	71,926
Accounts receivable, net of allowance for doubtful accounts of $876, $664 and $813, respectively	95,003	75,723	70,014
Inventory	367,197	330,223	384,404
Prepaid expenses, deferred taxes and other current assets	94,663	102,078	118,678

Total current assets	859,210	834,361	839,463
Property and equipment, net	878,607	863,137	900,302
Marketable securities	26,000	36,600	72,764
Deferred income taxes and other assets	110,279	99,203	94,804

Total Assets	$1,874,096	$1,833,301	$1,907,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,825	$118,035	$134,673
Accrued expenses, accrued compensation and other current liabilities	222,352	211,196	218,604

Total current liabilities	357,177	329,231	353,277
Long-term debt	50,000	150,000	115,000
Deferred rent and other liabilities	221,901	216,843	207,808

Total Liabilities	629,078	696,074	676,085

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 117,136,520, 117,321,120 and 125,126,008 shares issued and outstanding, respectively	12	12	13
Additional paid-in-capital	7,112	—	—
Retained earnings	1,264,821	1,160,666	1,241,227
Accumulated other comprehensive loss	(26,927)	(23,451)	(9,992)

Total Shareholders’ Equity	1,245,018	1,137,227	1,231,248

Total Liabilities and Shareholders’ Equity	$1,874,096	$1,833,301	$1,907,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales	$890,568	$867,460	$1,653,145	$1,606,470
Cost of sales	548,057	549,355	1,048,743	1,041,944

Gross profit	342,511	318,105	604,402	564,526
Selling, general and administrative expenses	224,299	214,354	435,707	407,721

Income from operations	118,212	103,751	168,695	156,805
Other income (expense), net	1,071	(596)	(506)	(2,717)

Income before income taxes	119,283	103,155	168,189	154,088
Income tax expense	42,368	36,314	61,712	54,471

Net income	$76,915	$66,841	$106,477	$99,617

Net income per common share:
Basic	$0.66	$0.52	$0.91	$0.77

Diluted	$0.66	$0.52	$0.91	$0.76

Weighted-average common shares outstanding:
Basic	117,133,169	127,910,026	117,218,013	129,529,108

Diluted	117,383,132	129,080,594	117,484,131	130,931,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net income	$76,915	$66,841	$106,477	$99,617
Other comprehensive (loss) income:
Foreign currency translation	(13,066)	2,353	(3,476)	5,498
Change in unrealized gains (losses) on marketable securities, net of tax	4	(25)	—	(63)

Total other comprehensive (loss) income	(13,062)	2,328	(3,476)	5,435

Comprehensive income	$63,853	$69,169	$103,001	$105,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2016	117,321,120	$12	$—	$1,160,666	$(23,451)	$1,137,227
Comprehensive income	—	—	—	106,477	(3,476)	103,001
Share-based compensation	—	—	12,752	—	—	12,752
Stock options and awards	140,100	—	2,901	—	—	2,901
Excess tax benefit from share-based awards	—	—	(159)	—	—	(159)
Share repurchases	(324,700)	—	(8,382)	(2,322)	—	(10,704)

Balances as of July 31, 2016	117,136,520	$12	$7,112	$1,264,821	$(26,927)	$1,245,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net income	$106,477	$99,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,393	70,848
Provision (benefit) for deferred income taxes	1,021	(8,514)
Excess tax benefits from share-based awards	(50)	(5,791)
Share-based compensation expense	12,752	7,672
Loss on disposition of property and equipment, net	1,275	887
Changes in assets and liabilities:
Receivables	(19,569)	(7,582)
Inventory	(37,432)	(25,234)
Prepaid expenses and other assets	7,237	13,509
Payables, accrued expenses and other liabilities	20,816	(6,424)

Net cash provided by operating activities	160,920	138,988

Cash flows from investing activities:
Cash paid for property and equipment	(74,403)	(69,337)
Cash paid for marketable securities	(95,536)	(150,798)
Sales and maturities of marketable securities	109,357	213,930
Acquisition of business	(15,325)	—

Net cash used in investing activities	(75,907)	(6,205)

Cash flows from financing activities:
Borrowings under long-term debt	—	191,612
Repayments of long-term debt	(100,000)	(76,612)
Proceeds from the exercise of stock options	2,901	46,400
Excess tax benefits from share-based awards	50	5,791
Share repurchases related to share repurchase program	(10,704)	(253,618)
Share repurchases related to taxes for share-based awards	—	(8,017)

Net cash used in financing activities	(107,753)	(94,444)

Effect of exchange rate changes on cash and cash equivalents	580	1,544

(Decrease) increase in cash and cash equivalents	(22,160)	39,883
Cash and cash equivalents at beginning of period	265,276	154,558

Cash and cash equivalents at end of period	$243,116	$194,441

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$41,329	$29,969

Non-cash investing activities—Accrued capital expenditures	$20,525	$26,186

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

The Company’s business experiences seasonal fluctuations and realizes greater net sales and operating income in the fourth quarter of each year reflecting the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2017 will end on January 31, 2017.

2. Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes loan commitments, accounts receivable, trade receivables, and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The update will be effective for the Company on February 1, 2020 and early adoption is permitted. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued an accounting standards update that makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional-paid-in capital. The guidance also clarifies the classification of components of share-based awards on the statement of cash flows. The update will be effective for the Company on February 1, 2017 and early adoption is permitted. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

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

3. Acquisition

On February 1, 2016, the Company acquired certain assets of the Vetri Family group of restaurants, headquartered in Philadelphia, PA, for a total aggregate purchase price of approximately $18,937, of which $15,325 was in cash, $2,687 was satisfied through the settlement of a note receivable and up to an additional $925 in cash that will be paid in the fourth quarter of fiscal 2017. No liabilities were assumed. Pro forma information related to this acquisition is not included because the impact on the Company’s Condensed Consolidated Statements of Income is not considered to be material.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2016, January 31, 2016 and July 31, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

As of July 31, 2016
Short-term Investments:
Municipal and pre-refunded municipal bonds	$34,720	$43	$(4)	$34,759
Corporate bonds	23,658	8	(24)	23,642
Certificates of deposit	830	—	—	830

	59,208	51	(28)	59,231

Long-term Investments:
Municipal and pre-refunded municipal bonds	12,191	29	(1)	12,219
Corporate bonds	8,958	8	(9)	8,957
Mutual funds, held in rabbi trust	4,156	153	—	4,309
Certificates of deposit	515	—	—	515

	25,820	190	(10)	26,000

	$85,028	$241	$(38)	$85,231

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

As of January 31, 2016
Short-term Investments:
Municipal and pre-refunded municipal bonds	$26,243	$33	$—	$26,276
Corporate bonds	33,885	10	(25)	33,870
Certificates of deposit	915	—	—	915

	61,043	43	(25)	61,061

Long-term Investments:
Municipal and pre-refunded municipal bonds	18,028	58	(2)	18,084
Corporate bonds	12,227	9	(35)	12,201
Mutual funds, held in rabbi trust	4,604	6	(247)	4,363
Certificates of deposit	1,952	—	—	1,952

	36,811	73	(284)	36,600

	$97,854	$116	$(309)	$97,661

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

As of July 31, 2015
Short-term Investments:
Municipal and pre-refunded municipal bonds	$31,983	$43	$(1)	$32,025
Corporate bonds	37,961	1	(60)	37,902
Certificates of deposit	1,999	—	—	1,999

	71,943	44	(61)	71,926

Long-term Investments:
Municipal and pre-refunded municipal bonds	45,405	110	(6)	45,509
Corporate bonds	17,835	1	(39)	17,797
Mutual funds, held in rabbi trust	4,964	66	(8)	5,022
Certificates of deposit	4,436	—	—	4,436

	72,640	177	(53)	72,764

	$144,583	$221	$(114)	$144,690

Proceeds from the sales and maturities of available-for-sale securities were $109,357 and $213,930 for the six months ended July 31, 2016 and 2015, respectively. The Company included in “Other income (expense), net,” in the Condensed Consolidated Statements of Income, net realized gains of $9 and $22 for the three and six months ended July 31, 2016, respectively, and net realized gains of $39 and $42 for the three and six months ended July 31, 2015, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income (expense), net” of $567 and $1,161 for the three and six months ended July 31, 2016, and $1,042 and $2,158 for the three and six months ended July 31, 2015, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$46,978	$—	$46,978
Corporate bonds	32,599	—	—	32,599
Mutual funds, held in rabbi trust	4,309	—	—	4,309
Certificates of deposit	—	1,345	—	1,345

	$36,908	$48,323	$—	$85,231

	Marketable Securities Fair Value as of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$44,360	$—	$44,360
Corporate bonds	46,071	—	—	46,071
Mutual funds, held in rabbi trust	4,363	—	—	4,363
Certificates of deposit	—	2,867	—	2,867

	$50,434	$47,227	$—	$97,661

	Marketable Securities Fair Value as of July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$77,534	$—	$77,534
Corporate bonds	55,699	—	—	55,699
Mutual funds, held in rabbi trust	5,022	—	—	5,022
Certificates of deposit	—	6,435	—	6,435

	$60,721	$83,969	$—	$144,690

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2016, January 31, 2016 and July 31, 2015.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2016 and 2015, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, are periodically tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of the non-financial assets was determined using a discounted cash flow model that utilized Level 3 inputs. The Company’s stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the store is located. For the three and six months ended July 31, 2016 and 2015, impairment charges were zero.

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

The Credit Facility provides for interest on borrowings, at the Company’s option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.625%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.625%, each such rate based on the level of availability under the Credit Facility and the Company’s adjusted leverage ratio. Interest is payable either monthly or quarterly depending on the type of borrowing. A commitment fee is payable quarterly on the unused portion of the Credit Facility based on the Company’s adjusted leverage ratio.

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

As of July 31, 2016, the Company was in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled approximately $50,000 and stand-by letters of credit outstanding were $13,525.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2016, the Company had outstanding trade letters of credit of $67,561, and available trade letters of credit of $62,439 under these facilities.

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2016 and 2015 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Stock Options	$303	$292	$512	$425
Stock Appreciation Rights	60	413	119	950
Performance Stock Units	5,363	2,854	9,955	6,274
Restricted Stock Units	1,266	—	2,166	23

Total	$6,992	$3,559	$12,752	$7,672

Share-based awards granted and the weighted-average fair value for the six months ended July 31, 2016 was as follows:

	Six Months Ended July 31, 2016
	Awards Granted	Weighted- Average Fair Value
Stock Options	140,000	$7.31
Stock Appreciation Rights	—	$—
Performance Stock Units	310,000	$24.59
Restricted Stock Units	482,000	$26.84

Total	932,000

During the six months ended July 31, 2016, 140,000 stock options were exercised and 2,075 SAR’s were exercised. No PSU’s or RSU’s vested during the six months ended July 31, 2016.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2016 is as follows:

	July 31, 2016
	Unrecognized Compensation Cost	Weighted- Average Years
Stock Options	$791	0.8
Stock Appreciation Rights	260	1.2
Performance Stock Units	38,173	2.6
Restricted Stock Units	10,123	2.1

Total	$49,347	2.5

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Number of common shares repurchased and subsequently retired	—	6,635,164	324,700	7,037,141
Total cost	$—	$236,312	$10,704	$253,618
Average cost per share, including commissions	$—	$35.62	$32.97	$36.04

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2015. On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program, of which 6,995,059 common shares were remaining as of July 31, 2016.

During the six months ended July 31, 2016, the Company did not acquire any common shares from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2015, the Company acquired and subsequently retired 181,890 common shares at a total cost of $8,017, from employees to meet minimum statutory tax withholding requirements.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive income (loss),” by component, net of tax, for the three and six months ended July 31, 2016 and 2015, respectively:

	Three Months Ended July 31, 2016			Six Months Ended July 31, 2016
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total

Balance at beginning of period	$(13,889)	$24	$(13,865)	$(23,479)	$28	$(23,451)
Other comprehensive income (loss) before reclassifications	(13,066)	(5)	(13,071)	(3,476)	(22)	(3,498)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	9	—	22	22

Net current-period other comprehensive income (loss)	(13,066)	4	(13,062)	(3,476)	—	(3,476)

Balance at end of period	$(26,955)	$28	$(26,927)	$(26,955)	$28	$(26,927)

	Three Months Ended July 31, 2015			Six Months Ended July 31, 2015
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total

Balance at beginning of period	$(12,371)	$51	$(12,320)	$(15,516)	$89	$(15,427)
Other comprehensive income (loss) before reclassifications	2,353	(64)	2,289	5,498	(105)	5,393
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	39	—	42	42

Net current-period other comprehensive income (loss)	2,353	(25)	2,328	5,498	(63)	5,435

Balance at end of period	$(10,018)	$26	$(9,992)	$(10,018)	$26	$(9,992)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Basic weighted-average common shares outstanding	117,133,169	127,910,026	117,218,013	129,529,108
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	249,963	1,170,568	266,118	1,401,985

Diluted weighted-average shares outstanding	117,383,132	129,080,594	117,484,131	130,931,093

For the three months ended July 31, 2016 and 2015, awards to purchase 1,097,875 common shares with an exercise price range of $28.10 to $46.02 and 559,875 common shares with an exercise price of $36.07 to $46.02, respectively, were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. For the six months ended July 31, 2016 and 2015, awards to purchase 1,007,938 common shares with an exercise price range of $28.10 to $46.02 and 329,938 common shares with an exercise price of $36.07 to $46.02, respectively, were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2016 and 2015 were 3,886,315 and 2,047,250 performance-based equity awards, respectively, since they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

12. Segment Reporting

The Company is a portfolio of global consumer brands that offer lifestyle-oriented general merchandise and consumer products and services with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its six brands operating under the names “Anthropologie,” “Bhldn,” “Free People,” “Terrain,” “Urban Outfitters” and “Vetri Family.” The Anthropologie, Bhldn, and Terrain brands make up the “Anthropologie Group.” As of July 31, 2016, there were 240 Urban Outfitters stores, 220 Anthropologie Group stores, 121 Free People stores and seven Vetri Family restaurants. Urban Outfitters, the Anthropologie Group, and Free People, including their retail stores and direct-to-consumer channels, and Vetri Family are each considered an operating segment. Net sales from the Retail segment accounted for approximately 91.6% and 91.7% of total consolidated net sales for the three and six months ended July 31, 2016, respectively. Net sales from the Retail segment accounted for approximately 91.7% and 92.2% of total consolidated net sales for the three and six months ended July 31, 2015, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel and shoes to approximately 1,800 better department and specialty retailers worldwide and to the Retail segment.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications and catalogs. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance.

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

	July 31, 2016	January 31, 2016	July 31, 2015
Inventory
Retail operations	$325,584	$289,170	$339,870
Wholesale operations	41,613	41,053	44,534

Total inventory	$367,197	$330,223	$384,404

Property and equipment, net
Retail operations	$875,136	$859,277	$896,400
Wholesale operations	3,471	3,860	3,902

Total property and equipment, net	$878,607	$863,137	$900,302

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales
Retail operations	$815,762	$795,740	$1,515,955	$1,480,749
Wholesale operations	76,672	74,627	141,160	132,241
Intersegment elimination	(1,866)	(2,907)	(3,970)	(6,520)

Total net sales	$890,568	$867,460	$1,653,145	$1,606,470

Income from operations
Retail operations	$115,242	$100,057	$166,041	$151,589
Wholesale operations	17,396	17,720	27,207	28,088
Intersegment elimination	(80)	(253)	(251)	(606)

Total segment operating income	132,558	117,524	192,997	179,071
General corporate expenses	(14,346)	(13,773)	(24,302)	(22,266)

Total income from operations	$118,212	$103,751	$168,695	$156,805

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31, 2016	January 31, 2016	July 31, 2015

Property and equipment, net
Domestic operations	$766,189	$742,171	$760,042
Foreign operations	112,418	120,966	140,260

Total property and equipment, net	$878,607	$863,137	$900,302

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net Sales
Domestic operations	$778,487	$756,487	$1,451,850	$1,406,205
Foreign operations	112,081	110,973	201,295	200,265

Total net sales	$890,568	$867,460	$1,653,145	$1,606,470

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications and catalogs. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

We monitor customer traffic at our stores, and customer sessions, average order value and conversion rates on our websites. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

As of July 31, 2016, we operated 240 Urban Outfitters stores of which 178 were located in the United States, 18 were located in Canada and 44 were located in Europe. For the six months ended July 31, 2016, we opened one store located in Europe and closed one store located in the United States. Total store selling square footage increased 1.0% over the prior year period to 2.2 million square feet. Urban Outfitters operates websites in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment and websites. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, home goods, activewear and gear, electronics, as well as an assortment of exclusive product through collaborations with global third-party brands. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.0% and 7.5% of consolidated net sales, respectively, for the six months ended July 31, 2016, compared to 32.0% and 7.7%, respectively, for the comparable period in fiscal 2016.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. We initially operated the Bhldn and Terrain brands as standalone concepts and opened two Bhldn stores and two Terrain garden centers. We ultimately determined that the Bhldn and Terrain brands were complementary to the Anthropologie brand and integrated those brands into the Anthropologie Group during fiscal 2015 and 2016, respectively. As of July 31, 2016, we operated 220 Anthropologie Group stores, of which 199 were located in the United States, 12 were located in Canada and nine were located in Europe. For the six months ended July 31, 2016, we opened three new Anthropologie Group stores, and we closed one store, all located in the United States. Total store selling square footage increased 5.7% over the prior year period to 1.6 million square feet. The Anthropologie Group operates websites in North America and Europe that capture the spirit of our brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers registry services through our website and mobile applications and in all of our stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in our Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45.

Product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. In addition to two standalone Bhldn stores, we operate shop-within-shop locations within certain Anthropologie brand stores that offer a comparable product assortment to our Bhldn stores and website. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. Both Terrain garden centers also offer a full service restaurant and coffee bar. We plan to open additional Anthropologie brand stores over the next several years, some of which will include Bhldn or Terrain shop-within-shop concepts. Some of the new Anthropologie brand stores will be expanded format stores that allow us to present a broader product offering in expanded categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.9% and 1.5% of consolidated net sales, respectively, for the six months ended July 31, 2016, compared to 40.9% and 1.6%, respectively, for the comparable period in fiscal 2016.

As of July 31, 2016, we operated 121 Free People stores, of which 115 were located in the United States and six were located in Canada. For the six months ended July 31, 2016, we opened eight new Free People stores, seven located in the United States and one located in Canada, and we closed one Free People store located in the United States. Total store selling square footage increased 29.7% over the prior year period to 229,000 square feet. The increase in selling square footage compared to the prior year period was a result of operating 13 net new stores and the addition of expanded format stores that were not in operation during the prior year period. Free People operates websites in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30. Free People provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories, home products and gifts. We plan to open additional stores over the next several years. Some of the new Free People stores will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and activewear (FP Movement). Free People’s Retail segment net sales accounted for approximately 10.4% of consolidated net sales for the six months ended July 31, 2016, compared to approximately 10.0% for the comparable period in fiscal 2016.

In February 2016, we acquired six restaurants as part of our acquisition of the Vetri Family group of restaurants. For the six months ended July 31, 2016, we opened one Vetri Family restaurant. The Vetri Family operates restaurants under the names Amis, Alla Spina, Lo Spiedo, Pizzeria Vetri and Osteria. The Vetri Family focuses on a dining experience that provides excellence in food, beverage and service. The Vetri Family restaurants net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2016.

We plan to open approximately 31 new stores during fiscal 2017, including our restaurant locations. For the year we are planning on opening four Urban Outfitters stores, ten Anthropologie Group stores and 14 Free People stores. We are also planning on opening two new Pizzeria Vetri restaurants and one café adjacent to an Anthropologie expanded format store.

Wholesale Segment

Our Wholesale segment consists of the Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel and shoes, that are sold through approximately 1,800 better department and specialty stores worldwide, and our own Free People stores. Our Wholesale segment net sales accounted for approximately 8.3% of consolidated net sales for the six months ended July 31, 2016, compared to 7.8% for the comparable period in fiscal 2016.

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

Our senior management has reviewed the critical accounting policies and estimates with our Audit Committee. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2016, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2016. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We believe that there have been no significant changes to our critical accounting policies during the six months ended July 31, 2016.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	63.3	63.4	64.9

Gross profit	38.5	36.7	36.6	35.1
Selling, general and administrative expenses	25.2	24.7	26.4	25.3

Income from operations	13.3	12.0	10.2	9.8
Other income (expense), net	0.1	(0.1)	0.0	(0.2)

Income before income taxes	13.4	11.9	10.2	9.6
Income tax expense	4.8	4.2	3.8	3.4

Net income	8.6%	7.7%	6.4%	6.2%

Three Months Ended July 31, 2016 Compared To Three Months Ended July 31, 2015

Net sales in the second quarter of fiscal 2017 increased by 2.7% to $890.6 million, from $867.5 million in the second quarter of fiscal 2016. The $23.1 million increase was attributable to a $20.0 million, or 2.5%, increase in Retail segment net sales and a $3.1 million, or 4.3%, increase in our Wholesale segment net sales. Retail segment net sales for the second quarter of fiscal 2017 accounted for 91.6% of total net sales compared to 91.7% of total net sales in the second quarter of fiscal 2016.

The growth in our Retail segment net sales during the second quarter of fiscal 2017 was due to an increase of $8.2 million, or 1.1%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $11.8 million in non-comparable and new store net sales. Retail segment comparable net sales increased 5.2% at Urban Outfitters, was flat at Free People and declined 2.5% at the Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel, which was partially offset by negative comparable store net sales. Direct-to-consumer net sales increases were driven by an increase in sessions and conversion rate, while average order value decreased. Negative comparable store net sales resulted from a reduction in transactions and average unit selling price, while units per transaction were flat. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 43 new stores during the second quarter of fiscal 2017 that were not in operation for the full comparable quarter in fiscal 2016 including sales from the newly acquired Vetri Family restaurants. Thus far during the third quarter of fiscal 2017, comparable Retail segment net sales are flat.

The increase in Wholesale segment net sales in the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, was primarily due to increased sales to department stores, driven by increased selling square footage at select department stores and growth in our European accounts. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the second quarter of fiscal 2017 increased to 38.5% of net sales, from 36.7% of net sales in the comparable quarter in fiscal 2016. Gross profit dollars increased to $342.5 million in the second quarter of fiscal 2017 compared to $318.1 million in the comparable quarter in fiscal 2016. The increase in gross profit percentage was primarily driven by improvement in the Urban Outfitters and Anthropologie Group merchandise margins, with both delivering higher initial margins and lower merchandise markdowns compared to the prior year. The percentage increase was partially offset by a lower gross profit rate at Free People as a result of lower merchandise margins due to higher merchandise markdowns. The dollar increase in gross profit was primarily due to higher net sales and the increase in gross profit percentage. Total inventory at July 31, 2016 decreased by $17.2 million, or 4.5%, to $367.2 million from $384.4 million at July 31, 2015. The decrease in total inventory is primarily related to the decline in comparable Retail segment inventory, which decreased 4.4% at cost.

Selling, general and administrative expenses as a percentage of net sales increased during the second quarter of fiscal 2017 to 25.2% of net sales, compared to 24.7% of net sales for the second quarter of fiscal 2016. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in direct marketing and technology related expenses to support our direct-to-consumer growth and direct store controllable expenses to support our 4.1% square footage growth. Selling, general and administrative expenses increased by $9.9 million, or 4.6%, to $224.3 million, in the second quarter of fiscal 2017, from $214.4 million in the second quarter of fiscal 2016. The dollar increase versus the prior year was primarily related to the operating expenses of new and non-comparable stores, increased marketing expense to support our customer acquisition and retention efforts, and an increase in technology expenses that were used to support our omni-channel initiatives.

Income from operations increased to 13.3% of net sales, or $118.2 million, for the second quarter of fiscal 2017 compared to 12.0%, or $103.8 million, for the second quarter of fiscal 2016.

Our effective tax rate for the second quarter of fiscal 2017 was 35.5% of income before income taxes compared to 35.2% of income before income taxes in the second quarter of fiscal 2016.

Six Months Ended July 31, 2016 Compared To Six Months Ended July 31, 2015

Net sales for the six months ended July 31, 2016 increased by 2.9% to $1.65 billion, from $1.61 billion in the comparable period of fiscal 2016. The $46.7 million increase was attributable to a $35.2 million, or 2.4%, increase in Retail segment net sales and an $11.5 million, or 9.1%, increase in our Wholesale segment net sales. Retail segment net sales for the six months ended July 31, 2016 accounted for 91.7% of total net sales compared to 92.2% of total net sales during the six months ended July 31, 2015.

The growth in Retail segment net sales during the first six months of fiscal 2017 was driven by an increase of $14.6 million, or 1.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and a $20.6 million increase in non-comparable and new store net sales. Retail segment comparable net sales increased 4.0% at Urban Outfitters, and decreased 0.9% and 1.3% at Free People and the Anthropologie Group, respectively. The increase in the Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel, partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions and conversion rate, while average order value decreased. Negative comparable store net sales resulted from a reduction in transactions and average unit selling price, while units per transaction were flat. The increase in net sales attributable to non-comparable and new stores was primarily the result of operating 50 new stores during the first half of fiscal 2017 that were not in operation for the full comparable first half of fiscal 2016 and sales from the newly acquired Vetri Family restaurants.

The increase in Wholesale segment net sales during the first six months of fiscal 2017, as compared to the first six months of fiscal 2016, was primarily due to increased sales to department and specialty stores, driven by increased selling square footage at select department stores and growth in our European distribution. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first six months of fiscal 2017 increased to 36.6% of net sales, from 35.1% of net sales in the comparable period in fiscal 2016. Gross profit dollars increased to $604.4 million for the first six months of fiscal 2017 compared to $564.5 million in the comparable period in fiscal 2016. The increase in gross profit percentage was primarily driven by improvement in the Urban Outfitters and Anthropologie Group merchandise margins, with both delivering lower merchandise markdowns compared to the prior year. The percentage increase was partially offset by a lower gross profit rate at Free People, which was primarily driven by lower merchandise margins due to higher merchandise markdowns. The dollar increase in gross profit was primarily due to higher net sales and the increase in gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales increased during the first six months of fiscal 2017 to 26.4% of net sales, compared to 25.3% of net sales for the first six months of fiscal 2016. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in direct marketing and technology related expenses to support our direct-to-consumer growth and direct store controllable expenses to support our 4.1% square footage growth. Selling, general and administrative expenses increased by $28.0 million, or 6.9%, to $435.7 million, in the first half of fiscal 2017, from $407.7 million in the first half of fiscal 2016. The dollar increase versus the prior year was primarily related to increased marketing and technology expenses, which drove higher direct-to-consumer traffic, and the operating expenses of new and non-comparable stores.

Income from operations increased to 10.2% of net sales, or $168.7 million, for the first half of fiscal 2017 compared to 9.8%, or $156.8 million, for the first half of fiscal 2016.

Our effective tax rate for the first half of fiscal 2017 was 36.7% of income before income taxes compared to 35.4% of income before income taxes in the first half of fiscal 2016. The increase in the rate was due to the ratio of foreign taxable losses to global taxable profits for the year.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $328.3 million as of July 31, 2016, as compared to $362.9 million as of January 31, 2016 and $339.1 million as of July 31, 2015. The decrease in cash, cash equivalents and marketable securities as compared to January 31, 2016 was primarily due to cash used for the repayment of long-term debt. Our working capital was $502.0 million at July 31, 2016 compared to $505.1 million at January 31, 2016 and $486.2 million at July 31, 2015.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. In fiscal 2016, we utilized borrowings on our long-term debt facility as an additional source of cash that were used for the repurchase of our common shares. In addition to repurchasing common shares, our primary uses of cash have been to open new stores, purchase inventory and expand our home offices and fulfillment facilities. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities during the first half of fiscal 2017 increased by $21.9 million to $160.9 million from $139.0 million in the first half of fiscal 2016. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The period over period increase was primarily due to higher net income and higher share-based compensation expense in the first half of fiscal 2017 as compared to the first half of fiscal 2016.

Cash Flows from Investing Activities

Cash used in investing activities during the first half of fiscal 2017 increased by $69.7 million to $75.9 million from $6.2 million in the first half of fiscal 2016. For both periods, our primary outflow of cash for investing activities was for the payment of property and equipment. Cash paid for property and equipment for the six months ended July 31, 2016 and 2015 was $74.4 million and $69.3 million, respectively, and was used in fiscal 2017 primarily to expand our store base and was used in fiscal 2016 primarily to expand our store base and home offices and to increase our fulfillment capabilities. Additionally, the increase in cash used in investing activities was driven by $15.3 million used to acquire the Vetri Family group of restaurants and a $49.3 million change in net investment of cash in marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities during the first half of fiscal 2017 was $107.8 million, primarily related to $100.0 million in long-term debt repayments and $10.7 million of repurchases of our common shares under the February 23, 2015 share repurchase program.

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

The Credit Facility provides for interest on borrowings, at our option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.625%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.625%, each such rate based on the level of availability under the Credit Facility and our adjusted leverage ratio. Interest is payable either monthly or quarterly depending on the type of borrowing. A commitment fee is payable quarterly on the unused portion of the Credit Facility based on our adjusted leverage ratio.

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

As of July 31, 2016, we were in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled $50.0 million and stand-by letters of credit outstanding were $13.5 million.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2016, we had $67.6 million in outstanding trade letters of credit, and $62.4 million available for future trade letters of credit under these facilities.

Capital and Operating Expenditures

During fiscal 2017, we plan to construct and open approximately 31 new stores, including our restaurant locations, expand certain existing stores, complete the construction of our new east coast fulfillment center, upgrade our systems, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2017, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2017 to be approximately $170 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings. We believe that our existing cash and cash equivalents, available credit facilities and future cash flows from operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 8 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for certain financial information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2016, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and our Credit Facility. As of July 31, 2016, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the six months ended July 31, 2016.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2016, filed with the Securities and Exchange Commission on September 8, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 8, 2016	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: September 8, 2016	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Second Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 3, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2016, filed with the Securities and Exchange Commission on September 8, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.