Form 10-Q
period 2016-10-31
URBAN OUTFITTERS INC
filed 2016-12-12
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2016

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

Common shares, $0.0001 par value—116,233,781 shares outstanding on December 5, 2016.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31, 2016	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$234,886	$265,276	$149,597
Marketable securities	24,644	61,061	69,545
Accounts receivable, net of allowance for doubtful accounts of $568, $664 and $675, respectively	68,896	75,723	68,332
Inventory	453,826	330,223	441,550
Prepaid expenses, deferred taxes and other current assets	107,767	102,078	118,202

Total current assets	890,019	834,361	847,226
Property and equipment, net	872,309	863,137	891,871
Marketable securities	5,605	36,600	54,138
Deferred income taxes and other assets	117,258	99,203	83,300

Total Assets	$1,885,191	$1,833,301	$1,876,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,421	$118,035	$190,542
Accrued expenses, accrued compensation and other current liabilities	205,812	211,196	187,345

Total current liabilities	405,233	329,231	377,887
Long-term debt	—	150,000	115,000
Deferred rent and other liabilities	232,325	216,843	211,979

Total Liabilities	637,558	696,074	704,866

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 116,233,584, 117,321,120 and 121,545,740 shares issued and outstanding, respectively	12	12	12
Additional paid-in-capital	—	—	—
Retained earnings	1,285,268	1,160,666	1,184,308
Accumulated other comprehensive loss	(37,647)	(23,451)	(12,651)

Total Shareholders’ Equity	1,247,633	1,137,227	1,171,669

Total Liabilities and Shareholders’ Equity	$1,885,191	$1,833,301	$1,876,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales	$862,491	$825,258	$2,515,636	$2,431,728
Cost of sales	562,594	537,070	1,611,337	1,579,014

Gross profit	299,897	288,188	904,299	852,714
Selling, general and administrative expenses	229,592	207,863	665,299	615,584

Income from operations	70,305	80,325	239,000	237,130
Other income (expense), net	854	63	348	(2,654)

Income before income taxes	71,159	80,388	239,348	234,476
Income tax expense	23,804	28,394	85,516	82,865

Net income	$47,355	$51,994	$153,832	$151,611

Net income per common share:
Basic	$0.41	$0.42	$1.31	$1.19

Diluted	$0.40	$0.42	$1.31	$1.18

Weighted-average common shares outstanding:
Basic	116,829,912	123,442,931	117,087,696	127,478,092

Diluted	117,393,710	123,725,581	117,453,005	128,506,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net income.	$47,355	$51,994	$153,832	$151,611
Other comprehensive (loss) income:
Foreign currency translation	(10,665)	(2,688)	(14,141)	2,810
Change in unrealized (losses) gains on marketable securities, net of tax	(55)	29	(55)	(34)

Total other comprehensive (loss) income	(10,720)	(2,659)	(14,196)	2,776

Comprehensive income	$36,635	$49,335	$139,636	$154,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2016	117,321,120	$12	$—	$1,160,666	$(23,451)	$1,137,227
Comprehensive income	—	—	—	153,832	(14,196)	139,636
Share-based compensation	—	—	20,032	—	—	20,032
Stock options and awards	292,847	—	4,096	—	—	4,096
Excess tax deficiencies from share-based awards, net	—	—	(5,522)	—	—	(5,522)
Share repurchases	(1,380,383)	—	(18,606)	(29,230)	—	(47,836)

Balances as of October 31, 2016	116,233,584	$12	$—	$1,285,268	$(37,647)	$1,247,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net income	$153,832	$151,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,181	106,751
(Benefit) provision for deferred income taxes	(11,087)	448
Excess tax benefits from share-based awards	(333)	(6,419)
Share-based compensation expense	20,032	12,141
Loss on disposition of property and equipment, net	2,801	910
Changes in assets and liabilities:
Receivables	6,261	(6,217)
Inventory	(126,934)	(82,780)
Prepaid expenses and other assets	(7,331)	19,972
Payables, accrued expenses and other liabilities	90,592	32,188

Net cash provided by operating activities	229,014	228,605

Cash flows from investing activities:
Cash paid for property and equipment	(112,069)	(109,128)
Cash paid for marketable securities	(152,340)	(213,423)
Sales and maturities of marketable securities	218,400	296,172
Acquisition of business	(15,325)	—

Net cash used in investing activities	(61,334)	(26,379)

Cash flows from financing activities:
Borrowings under long-term debt	—	191,612
Repayments of long-term debt	(150,000)	(76,612)
Proceeds from the exercise of stock options	4,096	46,400
Excess tax benefits from share-based awards	333	6,419
Share repurchases related to share repurchase program	(45,787)	(365,527)
Share repurchases related to taxes for share-based awards	(2,049)	(10,119)

Net cash used in financing activities	(193,407)	(207,827)

Effect of exchange rate changes on cash and cash equivalents	(4,663)	640

Decrease in cash and cash equivalents	(30,390)	(4,961)
Cash and cash equivalents at beginning of period	265,276	154,558

Cash and cash equivalents at end of period	$234,886	$149,597

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$85,179	$60,521

Non-cash investing activities—Accrued capital expenditures	$16,012	$14,596

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

The Company’s business experiences seasonal fluctuations and realizes greater net sales and operating income in the fourth quarter of each year reflecting the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2017 will end on January 31, 2017.

2. Recently Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the existing guidance on the income tax effects of intra-entity asset transfers with the exception of transfers of inventory. The update requires the recognition of tax expense when an intra-entity asset transfer occurs as opposed to being deferred under the existing guidance. The update will be effective for the Company on February 1, 2018 and early adoption is permitted in the first interim period of a fiscal year. The update requires a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes loan commitments, accounts receivable, trade receivables, and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The update will be effective for the Company on February 1, 2020 and early adoption is permitted. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued an accounting standards update that amends the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. The update will be effective for the Company on February 1, 2019 and early adoption is permitted. The update requires a modified retrospective transition approach, which includes a number of practical expedients. While the Company expects adoption to result in a significant increase in the assets and liabilities recorded on its balance sheet, the Company is currently assessing the overall impact on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued an accounting standards update that clarifies the measurement of inventory. The update applies to entities which utilize the first-in, first-out (“FIFO”) and average cost methods of measuring inventory and states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value represents the estimated selling price less costs associated with completion, disposal and transportation. The update will be effective for the Company on February 1, 2017 and early adoption is permitted. The update is to be adopted on a prospective basis. The Company has performed an assessment of its inventory measurement process and determined that the effects of this update will be immaterial to its consolidated financial statements and related disclosures.

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

3. Acquisition

On February 1, 2016, the Company acquired certain assets of the Vetri Family group of restaurants, headquartered in Philadelphia, PA, for a total aggregate purchase price of approximately $18,937, of which $15,325 was paid in cash, $2,687 was satisfied through the settlement of a note receivable and up to an additional $925 that will be paid in cash in the fourth quarter of fiscal 2017. No liabilities were assumed. Pro forma information related to this acquisition is not included because the impact on the Company’s Condensed Consolidated Statements of Income is not considered to be material.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2016, January 31, 2016 and October 31, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2016
Short-term Investments:
Corporate bonds	$17,809	$1	$(19)	$17,791
Municipal and pre-refunded municipal bonds	6,859	—	(6)	6,853
Certificates of deposit	—	—	—	—

	24,668	1	(25)	24,644

Long-term Investments:
Corporate bonds	222	1	—	223
Municipal and pre-refunded municipal bonds	307	—	—	307
Mutual funds, held in rabbi trust	4,544	—	(97)	4,447
Certificates of deposit	628	—	—	628

	5,701	1	(97)	5,605

	$30,369	$2	$(122)	$30,249

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2016
Short-term Investments:
Corporate bonds	$33,885	$10	$(25)	$33,870
Municipal and pre-refunded municipal bonds	26,243	33	—	26,276
Certificates of deposit	915	—	—	915

	61,043	43	(25)	61,061

Long-term Investments:
Corporate bonds	12,227	9	(35)	12,201
Municipal and pre-refunded municipal bonds	18,028	58	(2)	18,084
Mutual funds, held in rabbi trust	4,604	6	(247)	4,363
Certificates of deposit	1,952	—	—	1,952

	36,811	73	(284)	36,600

	$97,854	$116	$(309)	$97,661

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of October 31, 2015
Short-term Investments:
Corporate bonds	$37,260	$4	$(45)	$37,219
Municipal and pre-refunded municipal bonds	31,100	46	(1)	31,145
Certificates of deposit	1,181	—	—	1,181

	69,541	50	(46)	69,545

Long-term Investments:
Corporate bonds	15,210	7	(28)	15,189
Municipal and pre-refunded municipal bonds	30,265	115	(2)	30,378
Mutual funds, held in rabbi trust	4,840	272	(1)	5,111
Certificates of deposit	3,460	—	—	3,460

	53,775	394	(31)	54,138

	$123,316	$444	$(77)	$123,683

Proceeds from the sales and maturities of available-for-sale securities were $218,400 and $296,172 for the nine months ended October 31, 2016 and 2015, respectively. The Company included in “Other income (expense), net” in the Condensed Consolidated Statements of Income net realized losses of $96 and $74 for the three and nine months ended October 31, 2016, respectively, and net realized gains of $11 and $53 for the three and nine months ended October 31, 2015, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income (expense), net” of $550 and $1,711 for the three and nine months ended October 31, 2016, and $997 and $3,155 for the three and nine months ended October 31, 2015, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$18,014	$—	$—	$18,014
Municipal and pre-refunded municipal bonds	—	7,160	—	7,160
Mutual funds, held in rabbi trust	4,447	—	—	4,447
Certificates of deposit	—	628	—	628

	$22,461	$7,788	$—	$30,249

	Marketable Securities Fair Value as of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$46,071	$—	$—	$46,071
Municipal and pre-refunded municipal bonds	—	44,360	—	44,360
Mutual funds, held in rabbi trust	4,363	—	—	4,363
Certificates of deposit	—	2,867	—	2,867

	$50,434	$47,227	$—	$97,661

	Marketable Securities Fair Value as of October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$52,408	$—	$—	$52,408
Municipal and pre-refunded municipal bonds	—	61,523	—	61,523
Mutual funds, held in rabbi trust	5,111	—	—	5,111
Certificates of deposit	—	4,641	—	4,641

	$57,519	$66,164	$—	$123,683

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2016, January 31, 2016 and October 31, 2015.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2016 and 2015, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, are periodically tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of the non-financial assets was determined using a discounted cash flow model that utilized Level 3 inputs. The Company’s stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of the market in which the store is located. For the three and nine months ended October 31, 2016 and 2015, impairment charges were zero.

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

As of October 31, 2016, the Company was in compliance with all terms of the Credit Agreement, borrowings on the Credit Facility totaled $0 and stand-by letters of credit outstanding were $13,113.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2016, the Company had outstanding trade letters of credit of $66,001, and available trade letters of credit of $63,999 under these facilities.

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2016 and 2015 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Stock Options	$245	$202	$757	$627
Stock Appreciation Rights	60	439	179	1,389
Performance Stock Units	5,595	3,828	15,550	10,102
Restricted Stock Units	1,380	—	3,546	23

Total	$7,280	$4,469	$20,032	$12,141

Share-based awards granted and the weighted-average fair value for the nine months ended October 31, 2016 was as follows:

	Nine Months Ended October 31, 2016
	Awards Granted	Weighted- Average Fair Value
Stock Options	140,000	$7.31
Stock Appreciation Rights	—	$—
Performance Stock Units	410,000	$27.30
Restricted Stock Units	541,500	$27.94

Total	1,091,500

During the nine months ended October 31, 2016, 177,625 stock options were exercised, 67,975 SAR’s were exercised and 100,000 PSU’s vested. No RSU’s vested during the nine months ended October 31, 2016.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2016 is as follows:

	October 31, 2016
	Unrecognized Compensation Cost	Weighted- Average Years
Stock Options	$546	0.6
Stock Appreciation Rights	199	1.0
Performance Stock Units	34,265	2.3
Restricted Stock Units	10,826	2.3

Total	$45,836	2.3

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Number of common shares repurchased and subsequently retired	1,000,000	3,699,949	1,324,700	10,737,090
Total cost	$35,083	$111,909	$45,787	$365,527
Average cost per share, including commissions	$35.08	$30.25	$34.56	$34.04

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2015. On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program, of which 5,995,059 common shares were remaining as of October 31, 2016.

In addition to the shares repurchased under the share repurchase program, during the nine months ended October 31, 2016, the Company acquired and subsequently retired 55,683 common shares at a total cost of $2,049 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2015, the Company acquired and subsequently retired 247,124 common shares at a total cost of $10,119 from employees to meet minimum statutory tax withholding requirements.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive income (loss),” by component, net of tax, for the three and nine months ended October 31, 2016 and 2015, respectively:

	Three Months Ended October 31, 2016			Nine Months Ended October 31, 2016
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(26,955)	$28	$(26,927)	$(23,479)	$28	$(23,451)
Other comprehensive income (loss) before reclassifications	(10,665)	41	(10,624)	(14,141)	19	(14,122)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(96)	(96)	—	(74)	(74)

Net current-period other comprehensive income (loss)	(10,665)	(55)	(10,720)	(14,141)	(55)	(14,196)

Balance at end of period	$(37,620)	$(27)	$(37,647)	$(37,620)	$(27)	$(37,647)

	Three Months Ended October 31, 2015			Nine Months Ended October 31, 2015
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance at beginning of period	$(10,018)	$26	$(9,992)	$(15,516)	$89	$(15,427)
Other comprehensive income (loss) before reclassifications	(2,688)	18	(2,670)	2,810	(87)	2,723
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	11	—	53	53

Net current-period other comprehensive income (loss)	(2,688)	29	(2,659)	2,810	(34)	2,776

Balance at end of period .	$(12,706)	$55	$(12,651)	$(12,706)	$55	$(12,651)

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

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Basic weighted-average common shares outstanding	116,829,912	123,442,931	117,087,696	127,478,092
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	563,798	282,650	365,309	1,028,863

Diluted weighted-average shares outstanding	117,393,710	123,725,581	117,453,005	128,506,955

For the three months ended October 31, 2016 and 2015, awards to purchase 556,375 common shares with an exercise price range of $35.41 to $46.02 and 999,916 common shares with an exercise price range of $30.50 to $46.02, respectively, were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. For the nine months ended October 31, 2016 and 2015, awards to purchase 857,331 common shares with an exercise price range of $28.10 to $46.02 and 553,208 common shares with an exercise price range of $30.50 to $46.02, respectively, were excluded from the Company’s computation of diluted weighted-average shares outstanding because their effect would have been anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2016 and 2015 were 2,442,345 and 3,702,743 performance-based equity awards, respectively, since they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

12. Segment Reporting

The Company is a portfolio of global consumer brands that offer lifestyle-oriented general merchandise and consumer products and services with two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its six brands operating under the names “Anthropologie,” “Bhldn,” “Free People,” “Terrain,” “Urban Outfitters” and “Vetri Family.” The Anthropologie, Bhldn, and Terrain brands make up the “Anthropologie Group.” As of October 31, 2016, there were 242 Urban Outfitters stores, 226 Anthropologie Group stores, 124 Free People stores and 12 restaurants. Urban Outfitters, the Anthropologie Group, and Free People, including their stores and direct-to-consumer channels, and restaurants are each considered an operating segment. Net sales from the Retail segment accounted for approximately 91.0% and 91.5% of total consolidated net sales for the three and nine months ended October 31, 2016, respectively. Net sales from the Retail segment accounted for approximately 92.8% and 92.4% of total consolidated net sales for the three and nine months ended October 31, 2015, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel and shoes to approximately 1,800 better department and specialty retailers worldwide and to the Retail segment.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance.

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

	October 31, 2016	January 31, 2016	October 31, 2015
Inventory
Retail operations	$415,923	$289,170	$391,771
Wholesale operations	37,903	41,053	49,779

Total inventory	$453,826	$330,223	$441,550

Property and equipment, net
Retail operations	$869,042	$859,277	$887,927
Wholesale operations	3,267	3,860	3,944

Total property and equipment, net	$872,309	$863,137	$891,871

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales
Retail operations	$785,026	$765,525	$2,300,981	$2,246,275
Wholesale operations	81,552	62,170	222,712	194,410
Intersegment elimination	(4,087)	(2,437)	(8,057)	(8,957)

Total net sales	$862,491	$825,258	$2,515,636	$2,431,728

Income from operations
Retail operations	$67,981	$76,095	$234,022	$227,684
Wholesale operations	17,006	12,094	44,213	40,182
Intersegment elimination	(317)	(203)	(568)	(809)

Total segment operating income	84,670	87,986	277,667	267,057
General corporate expenses	(14,365)	(7,661)	(38,667)	(29,927)

Total income from operations	$70,305	$80,325	$239,000	$237,130

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31, 2016	January 31, 2016	October 31, 2015
Property and equipment, net
Domestic operations	$767,916	$742,171	$754,284
Foreign operations	104,393	120,966	137,587

Total property and equipment, net	$872,309	$863,137	$891,871

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net Sales
Domestic operations	$760,074	$720,671	$2,211,925	$2,126,877
Foreign operations	102,417	104,587	303,711	304,851

Total net sales	$862,491	$825,258	$2,515,636	$2,431,728

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

We monitor customer traffic at our stores, and customer sessions, average order value and conversion rates on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition as we expand our store base.

As of October 31, 2016, we operated 242 Urban Outfitters stores of which 180 were located in the United States, 18 were located in Canada and 44 were located in Europe. For the nine months ended October 31, 2016, we opened three new Urban Outfitters stores, two located in the United States and one located in Europe, and we closed one Urban Outfitters store located in the United States. Total store selling square footage increased 1.6% over the prior year period to 2.2 million square feet. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment and websites. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, home goods, activewear and gear, electronics, as well as an assortment of exclusive product through collaborations with global third-party brands. We plan to open additional stores over the next several years. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.4% and 7.4% of consolidated net sales, respectively, for the nine months ended October 31, 2016, compared to 32.4% and 7.8%, respectively, for the comparable period in fiscal 2016.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. We initially operated the Bhldn and Terrain brands as standalone concepts and opened two Bhldn stores and two Terrain garden centers. We ultimately determined that the Bhldn and Terrain brands were complementary to the Anthropologie brand and integrated those brands into the Anthropologie Group during fiscal 2015 and 2016, respectively. As of October 31, 2016, we operated 226 Anthropologie Group stores, of which 203 were located in the United States, 13 were located in Canada and ten were located in Europe. For the nine months ended October 31, 2016, we opened nine new Anthropologie Group stores, seven in the United States, one in Canada and one in Europe, and we closed one Anthropologie Group store located in the United States. Total store selling square footage increased 7.7% over the prior year period to 1.7 million square feet driven mainly by the opening of expanded format stores. The Anthropologie Group operates websites in North America and Europe and a mobile application in North America that capture the spirit of our brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers registry services through our website and mobile applications and in all of our stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in our Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home and garden products combined with antiques, live plants, flowers, wellness products and accessories. We plan to open additional Anthropologie Group stores, some of which will be expanded format stores, that allow us to present a broader product offering by presenting all Anthropologie Group brands and by expanding categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.2% and 1.4% of consolidated net sales, respectively, for the nine months ended October 31, 2016, compared to 40.5% and 1.6%, respectively, for the comparable period in fiscal 2016.

As of October 31, 2016, we operated 124 Free People stores, of which 118 were located in the United States and six were located in Canada. For the nine months ended October 31, 2016, we opened 11 new Free People stores, ten located in the United States and one located in Canada, and we closed one Free People store located in the United States. Total store selling square footage increased 28.5% over the prior year period to 244,000 square feet. The increase in selling square footage compared to the prior year period was a result of operating 12 net new stores and the addition of expanded format stores that were not in operation during the prior twelve month period. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as substantially all of the Free People product wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories, beauty and wellness, home products and gifts. We plan to open additional stores over the next several years, some of which will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and activewear. Free People’s Retail segment net sales accounted for approximately 10.4% of consolidated net sales for the nine months ended October 31, 2016, compared to approximately 10.1% for the comparable period in fiscal 2016.

In February 2016, we acquired six restaurants as part of our acquisition of the Vetri Family group of restaurants. During fiscal 2017, our existing cafes were combined with the Vetri Family restaurants to form our Food and Beverage division. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. For the nine months ended October 31, 2016, we opened two restaurants. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2016.

We plan to open approximately 32 new stores during fiscal 2017, including four Urban Outfitters stores, ten Anthropologie Group stores, 15 Free People stores and three restaurants.

Wholesale Segment

Our Wholesale segment consists of the Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel and shoes that are sold through approximately 1,800 better department and specialty stores worldwide, and our own Free People stores. Our Wholesale segment net sales accounted for approximately 8.5% of consolidated net sales for the nine months ended October 31, 2016, compared to 7.6% for the comparable period in fiscal 2016.

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

Our senior management has reviewed the critical accounting policies and estimates with our Audit Committee. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2016, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2016. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We believe that there have been no significant changes to our critical accounting policies during the nine months ended October 31, 2016.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2	65.1	64.1	64.9

Gross profit	34.8	34.9	35.9	35.1
Selling, general and administrative expenses	26.6	25.2	26.4	25.3

Income from operations	8.2	9.7	9.5	9.8
Other income (expense), net	0.1	0.0	0.0	(0.2)

Income before income taxes	8.3	9.7	9.5	9.6
Income tax expense	2.8	3.4	3.4	3.4

Net income	5.5%	6.3%	6.1%	6.2%

Three Months Ended October 31, 2016 Compared To Three Months Ended October 31, 2015

Net sales in the third quarter of fiscal 2017 increased by 4.5% to $862.5 million, from $825.3 million in the third quarter of fiscal 2016. The $37.2 million increase was attributable to a $19.5 million, or 2.5%, increase in Retail segment net sales and a $17.7 million, or 29.7%, increase in our Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2017 accounted for 91.0% of total net sales compared to 92.8% of total net sales in the third quarter of fiscal 2016.

The growth in our Retail segment net sales during the third quarter of fiscal 2017 was due to an increase of $7.3 million, or 1.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $12.2 million in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 5.2% at Urban Outfitters and decreased 1.5% at Free People and 2.7% at the Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel, which was partially offset by negative comparable store net sales. The direct-to-consumer net sales increase was driven by an increase in sessions and conversion rate, while average order value decreased. Negative comparable store net sales resulted from a decrease in average unit selling price and transactions, while units per transaction increased. The increase in net sales attributable to non-comparable sales was primarily the result of operating 49 new stores during the third quarter of fiscal 2017 that were not in operation for the full comparable quarter in fiscal 2016 including sales from the newly acquired Vetri Family restaurants, partially offset by the negative impact of foreign currency translation. Thus far during the fourth quarter of fiscal 2017, comparable Retail segment net sales are low single-digit positive.

The increase in Wholesale segment net sales in the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016, was primarily due to increased selling square footage at select department stores to support our category expansions including shoes and activewear. This increase was also attributable to the delay at our recently opened east coast fulfillment center that caused approximately $8.9 million of shipments to move out of the third quarter of fiscal 2016 and into the fourth quarter of fiscal 2016.

Gross profit percentage for the third quarter of fiscal 2017 decreased to 34.8% of net sales, from 34.9% of net sales in the comparable quarter in fiscal 2016. Gross profit increased to $299.9 million in the third quarter of fiscal 2017 compared to $288.2 million in the comparable quarter in fiscal 2016. The reduction in gross profit rate was primarily driven by the increased penetration of the direct-to-consumer channel resulting in increased delivery and overall logistics expense rates. Within gross profit, maintained margins for the quarter were flat compared to the prior year comparable period with lower initial mark-ups offset by lower markdowns. Initial mark-up was lower due to the increased penetration of Wholesale segment net sales which has a lower initial mark-up compared to the Retail segment. Initial mark-up in the Retail segment increased due to improvements at each of the brands. The markdown rate was lower due to lower markdowns at the Urban Outfitters brand, which more than offset higher markdowns at the Free People and Anthropologie brands. The dollar increase in gross profit was due to higher net sales. Total inventory at October 31, 2016 increased by $12.3 million, or 2.8%, to $453.8 million from $441.6 million at October 31, 2015. The increase in inventory is primarily due to an increase in non-comparable inventory to support our new and expanded stores. Comparable Retail segment inventory increased 0.6% at cost.

Selling, general and administrative expenses as a percentage of net sales increased during the third quarter of fiscal 2017 to 26.6% of net sales, compared to 25.2% of net sales for the third quarter of fiscal 2016. The increase in selling, general and administrative expenses as a percentage of net sales was partially due to the net effect of one-time legal settlements, which accounted for approximately 50 basis points of deleverage. The remaining change primarily related to an increase in direct store controllable expenses that were largely due to pre-opening expenses and initial staffing levels for several large format Anthropologie stores opened during the third quarter of fiscal 2017 or previously opened. Selling, general and administrative expenses increased by $21.7 million, or 10.5%, to $229.6 million, in the third quarter of fiscal 2017, from $207.9 million in the third quarter of fiscal 2016. The dollar increase versus the prior year was primarily related to the operating expenses of non-comparable stores, the net effect of one-time legal settlements and increased marketing expense to support our customer acquisition and retention efforts.

Income from operations decreased to 8.2% of net sales, or $70.3 million, for the third quarter of fiscal 2017 compared to 9.7%, or $80.3 million, for the third quarter of fiscal 2016.

Our effective tax rate for the third quarter of fiscal 2017 was 33.5% of income before income taxes compared to 35.3% of income before income taxes in the third quarter of fiscal 2016. The decrease in the effective tax rate was due to the ratio of foreign taxable losses to global taxable profits for the year.

Nine Months Ended October 31, 2016 Compared To Nine Months Ended October 31, 2015

Net sales for the nine months ended October 31, 2016 increased by 3.5% to $2.52 billion, from $2.43 billion in the comparable period of fiscal 2016. The $83.9 million increase was attributable to a $54.7 million, or 2.4%, increase in Retail segment net sales and a $29.2 million, or 15.7%, increase in our Wholesale segment net sales. Retail segment net sales for the nine months ended October 31, 2016 accounted for 91.5% of total net sales compared to 92.4% of total net sales during the nine months ended October 31, 2015.

The growth in Retail segment net sales during the first nine months of fiscal 2017 was driven by an increase of $24.2 million, or 1.2%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and a $30.5 million increase in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 4.6% at Urban Outfitters, and decreased 0.7% and 1.8% at Free People and the Anthropologie Group, respectively. The increase in the Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel, partially offset by negative comparable store net sales. Direct-to-consumer net sales were driven by an increase in sessions and conversion rate, while average order value decreased. Negative comparable store net sales resulted from a reduction in transactions and average unit selling price, while units per transaction were flat. The increase in net sales attributable to non-comparable sales was primarily the result of operating 62 new stores during the first nine months of fiscal 2017 that were not in operation for the full comparable first nine months of fiscal 2016 and sales from the newly acquired Vetri Family restaurants, partially offset by the negative impact of foreign currency translation.

The increase in Wholesale segment net sales during the first nine months of fiscal 2017, as compared to the first nine months of fiscal 2016, was primarily due to increased sales to department and specialty stores, driven by increased selling square footage at select department stores and growth in our European distribution. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first nine months of fiscal 2017 increased to 35.9% of net sales, from 35.1% of net sales in the comparable period in fiscal 2016. Gross profit increased to $904.3 million for the first nine months of fiscal 2017 compared to $852.7 million in the comparable period in fiscal 2016. The increase in gross profit percentage was primarily driven by improvement in maintained margins at the Urban Outfitters and Anthropologie brands due to higher initial mark-ups and lower merchandise markdowns compared to the prior year. The percentage increase was partially offset by lower maintained margins at Free People due to higher merchandise markdowns. The dollar increase in gross profit was primarily due to higher net sales and the increase in gross profit percentage.

Selling, general and administrative expenses as a percentage of net sales increased during the first nine months of fiscal 2017 to 26.4% of net sales, compared to 25.3% of net sales for the first nine months of fiscal 2016. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by direct store controllable expenses to support our 5.4% square footage growth and an increase in direct marking and technology related expense to support our direct-to-consumer growth. Selling, general and administrative expenses increased by $49.7 million, or 8.1%, to $665.3 million, in the first nine months of fiscal 2017, from $615.6 million in the first nine months of fiscal 2016. The dollar increase versus the prior year was primarily related to the operating expenses of non-comparable stores and increased marketing and technology expenses, which helped to drive higher direct-to-consumer traffic.

Income from operations expressed as a percentage of net sales decreased to 9.5% of net sales for the first nine months of fiscal 2017 compared to 9.8% for the first nine months of fiscal 2016. Income from operations increased by $1.9 million, or 0.8%, to $239.0 million, in the first nine months of fiscal 2017, from $237.1 million in the first nine months of fiscal 2016.

Our effective tax rate for the first nine months of fiscal 2017 was 35.7% of income before income taxes compared to 35.3% of income before income taxes in the first nine months of fiscal 2016.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $265.1 million as of October 31, 2016, as compared to $362.9 million as of January 31, 2016 and $273.3 million as of October 31, 2015. The decrease in cash, cash equivalents and marketable securities as compared to January 31, 2016 was primarily due to cash used for the repayment of long-term debt and for share repurchases. Our working capital was $484.8 million at October 31, 2016 compared to $505.1 million at January 31, 2016 and $469.3 million at October 31, 2015. The decrease in working capital as compared to January 31, 2016 was primarily due to the decrease in cash, cash equivalents and marketable securities, noted above.

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

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2017 increased by $0.4 million to $229.0 million from $228.6 million in the first nine months of fiscal 2016. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Cash used in investing activities during the first nine months of fiscal 2017 increased by $34.9 million to $61.3 million from $26.4 million in the first nine months of fiscal 2016. For both periods, our primary outflow of cash for investing activities was for the payment of property and equipment. Cash paid for property and equipment for the nine months ended October 31, 2016 and 2015 was $112.1 million and $109.1 million, respectively, and was used in fiscal 2017 primarily to expand our store base and in fiscal 2016 primarily to expand our store base and home offices and to increase our fulfillment capabilities. Additionally, the increase in cash used in investing activities was driven by $15.3 million used to acquire the Vetri Family group of restaurants and a $16.6 million change in net purchases of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities during the first nine months of fiscal 2017 was $193.4 million, primarily related to $150.0 million in long-term debt repayments and $45.8 million of repurchases of our common shares under our February 23, 2015 share repurchase program.

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

As of October 31, 2016, we were in compliance with all terms of the Credit Agreement, we had no borrowings on the Credit Facility and stand-by letters of credit outstanding were $13.1 million.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2016, we had $66.0 million in outstanding trade letters of credit, and $64.0 million available for future trade letters of credit under these facilities.

Capital and Operating Expenditures

During fiscal 2017, we plan to construct and open approximately 32 new stores, including our restaurant locations, expand certain existing stores, complete the construction of our new east coast fulfillment center, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2017, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2017 to be approximately $160 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings. We believe that our existing cash and cash equivalents, available credit facilities and future cash flows from operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 8 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for certain financial information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2016, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and our Credit Facility. As of October 31, 2016, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the nine months ended October 31, 2016.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase program for the quarter ended October 31, 2016 is as follows:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2016 through August 31, 2016	—	$—	—	6,995,059
September 1, 2016 through September 30, 2016	957,327	$35.10	957,327	6,037,732
October 1, 2016 through October 31, 2016	42,673	$34.77	42,673	5,995,059

Total Fiscal 2017 Third Quarter	1,000,000		1,000,000	5,995,059

[1]	In addition to the shares repurchased under the share repurchase program, for the quarter ended October 31, 2016, the Company acquired and subsequently retired 55,683 common shares from employees to meet minimum statutory withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase program.
[2]	On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program.

Item 5.	Other Information

Amendments to the Company’s Second Amended and Restated By-laws

On December 12, 2016, the Company’s Board of Directors (the “Board”) amended and restated the Company’s Second Amended and Restated By-laws (the “By-laws”) to implement “proxy access,” a means for the Company’s eligible shareholders to include shareholder-nominated director candidates in the Company’s proxy materials for annual meetings of shareholders (the “Amendments”). The Amendments took effect immediately upon approval by the Board. The Amendments were undertaken in response to the approval by shareholders at the Company’s 2016 Annual Meeting of Shareholders of a non-binding shareholder proposal to adopt proxy access.

Section 1.10 has been added to the By-laws to allow a shareholder, or a group of up to 20 shareholders, owning at least 3% of the number of outstanding common shares of the Company continuously for at least three years, to include in the Company’s proxy materials for an annual meeting of shareholders a number of director nominees up to the greater of two or 25% of the Board, provided that the shareholder(s) and the nominee(s) satisfy the requirements specified therein. Certain conforming and technical amendments were also made to the By-laws.

The foregoing description of the Amendments is qualified in its entirety by the full text of the Amended and Restated By-laws, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4*	Amended and Restated By-laws of Urban Outfitters, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2016, filed with the Securities and Exchange Commission on December 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 12, 2016	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

URBAN OUTFITTERS, INC.

Date: December 12, 2016	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4*	Amended and Restated By-laws of Urban Outfitters, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2016, filed with the Securities and Exchange Commission on December 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.