Form 10-K
period 2017-01-31
URBAN OUTFITTERS INC
filed 2017-04-03
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,672,127,210.

The number of shares outstanding of the registrant’s common stock on March 27, 2017 was 116,290,358.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, any effects of war, terrorism and civil unrest, natural disasters or severe weather conditions, increases in labor costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2017. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We offer lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands comprised of Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. We also operate a Wholesale segment under the Free People brand. We have over 46 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our e-commerce websites, mobile applications and catalogs. The Free People wholesale division develops private label apparel lines of young women’s casual wear that are sold through better department and specialty stores, third-party websites and our own retail stores. The Food and Beverage division includes pizza and casual dining concepts. We have achieved compounded annual sales growth of approximately 7% over the past five years, with sales of approximately $3.5 billion during the fiscal year ended January 31, 2017.

Milestones in our Company’s growth are as follows:

•	1970: First Urban Outfitters store opened near the University of Pennsylvania campus in Philadelphia, Pennsylvania

•	1976: Incorporated in the Commonwealth of Pennsylvania

•	1984: Free People Wholesale division established

•	1992: First Anthropologie store opened in Wayne, Pennsylvania

•	1993: Initial public offering of URBN shares on the NASDAQ exchange

•	1998: First European Urban Outfitters store opened in London; Anthropologie website launched

•	1999: Urban Outfitters website launched

•	2002: First Free People store opened in the Garden State Plaza Mall in Paramus, New Jersey

•	2004: Free People website launched

•	2008: First Terrain garden center opened in Glen Mills, Pennsylvania

•	2009: First European Anthropologie store opened in London

•	2011: First Bhldn store opened in Houston, Texas

•	2016: Acquired six Vetri Family restaurants in Philadelphia, Pennsylvania

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs, and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units (“SKUs”) based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several years we plan to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2017 ended on January 31, 2017.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website, www.urbn.com/investor-relations, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We will voluntarily provide electronic or paper copies (other than exhibits) of our filings free of charge upon written request. You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through its unique merchandise mix, compelling store environment, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, home goods, activewear and electronics. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Stores average approximately 9,000 square feet of selling space. The brand offers an estimated 65,000 to 70,000 SKUs across the Retail segment. Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2017, we operated 242 Urban Outfitters stores, of which 181 were located in the United States, 18 were located in Canada and 43 were located in Europe. We plan to open approximately four Urban Outfitters stores and close approximately two Urban Outfitters stores, globally, in fiscal 2018. Urban Outfitters is at or close to our total store count in the United States and Canada. We plan for future new store growth to come from modest expansion internationally. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.5% and 7.4% of consolidated net sales, respectively, for fiscal 2017.

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

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The brand offers registry services through its website and mobile application and in all of its stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores.

The Bhldn brand emphasizes every element that contributes to a wedding. The brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations.

The Terrain brand is designed to appeal to women and men interested in a creative, sophisticated outdoor living and gardening experience. Terrain’s product offering includes lifestyle home and garden products, antiques, live plants, flowers, wellness products and accessories.

As of January 31, 2017, we operated 225 Anthropologie Group stores, of which 201 were located in the United States, 13 were located in Canada and 11 were located in Europe. Stores average approximately 8,000 square feet of selling space. The Anthropologie Group offers an estimated 85,000 to 90,000 SKUs across the Retail segment. Our stores are located in specialty retail centers, upscale street locations and enclosed malls. We plan to open approximately four Anthropologie Group stores and close approximately two Anthropologie Group stores, all in North America, in fiscal 2018. Some of the new stores will be expanded format stores, that will include all Anthropologie Group brands and allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group is at or close to our total store count in the United States and Canada. Plans for future growth in those markets will come from relocation or the conversion of our existing stores to expanded format stores. We plan for future new store growth to come from modest expansion internationally. The Anthropologie Group operates websites in North America and Europe and a mobile application in North America that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.3% and 1.5% of consolidated net sales, respectively, for fiscal 2017.

Free People. Our Free People retail stores primarily offer private label branded merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories, beauty and wellness, home products and gifts. Free People retail stores average approximately 2,000 square feet of selling space. The brand offers an estimated 15,000 to 20,000 SKUs across the Retail segment. Our stores are located in enclosed malls, upscale street locations and specialty retail centers.

As of January 31, 2017, we operated 127 Free People stores, of which 121 were located in the United States and six were located in Canada. We plan to open approximately ten new Free People stores and close approximately three Free People stores in fiscal 2018, all in North America. Some of our new stores will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and activewear. Free People has opportunity for additional new store count in the United States and Canada. In addition, we plan for future new store growth to come from modest expansion internationally. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog offering select merchandise, most of which is also available in our Free People stores. Free People’s Retail segment net sales accounted for approximately 10.6% of consolidated net sales for fiscal 2017.

Food and Beverage. In February 2016, we acquired six restaurants as part of our acquisition of the Vetri Family group of restaurants, which were combined with our existing restaurants to form our Food and Beverage division. The Food and Beverage division provides a dining experience that focuses on excellence in food, beverage, and service. As of January 31, 2017, we operated 12 restaurants, all of which were located in the United States. We plan to open one restaurant in fiscal 2018. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2017.

Wholesale Segment

The Free People Wholesale segment was established in 1984 to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores and later began selling to better department and specialty stores worldwide. We distribute our Free People products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our Free People products, differentiating the presentation of our products and further strengthening the brand’s image. During fiscal 2017, Free People’s range of tops, bottoms, sweaters, dresses, intimates, shoes and activewear were sold through approximately 1,900 better department and specialty stores worldwide, including Macy’s, Nordstrom, Lord & Taylor, Selfridge’s, third-party websites and our own Free People stores. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Free People wholesale sales and showroom facilities are located in London, Los Angeles, Chicago and New York City. Free People’s wholesale sales accounted for approximately 8.1% of consolidated net sales for fiscal 2017.

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

Our Urban Outfitters, Anthropologie Group, and Free People stores are primarily located in upscale street locations, free-standing locations, enclosed malls, and specialty retail centers. We plan for our store environment and location strategy to remain consistent over the next several years.

Buying and Design Operations

Maintaining a constant flow of fresh and fashionable merchandise for our Retail segment is critically important to our ongoing performance. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount and timing of products offered. Merchandise managers may supervise several buyers and assistant buyers. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including social media, music, video, film, magazines and pop culture.

Merchandise

Our Urban Outfitters stores, websites and mobile applications offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, home goods, activewear and electronics. Our Anthropologie brand stores, websites, mobile application and catalog product offerings include women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. Our Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our Terrain brand product offerings include lifestyle home and garden products, antiques, live plants, flowers, wellness products and accessories. Our Free People retail stores, websites, mobile applications and catalogs offer a showcase for casual women’s apparel, intimates, shoes, activewear, accessories, beauty and wellness, home products and gifts. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

The wide breadth of merchandise offered by our Retail segment includes a combination of national third-party brands, exclusive product designed in collaboration with third-party brands and exclusive merchandise developed and designed internally by our brands. This combination allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and direct-to-consumer retailers. Merchandise designed and developed by our brands generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts that each have a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical store includes a combination of some or all of the following positions: a visual manager, several department managers and full and part-time sales and visual staff. The staff of a typical Anthropologie brand store may also include a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. An Anthropologie Group store may also include a bridal and event manager, appointment stylist, a bridal category specialist and merchandise care and maintenance staff to support the Bhldn and Terrain brands.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations, rather than traditional forms of advertising such as print, radio and television media. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are active in social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Facebook, Twitter, Pinterest, Instagram, Snapchat and our own mobile applications, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

During fiscal 2017, we circulated approximately 22.4 million catalogs across multiple brands. We plan for our catalog circulation to decrease in fiscal 2018 as we increase our emphasis on digital marketing.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label merchandise. To keep our future inventory levels lean, we plan to quicken our supply chain capabilities, place more frequent orders of lower quantities and lower our weeks of supply. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns, acts of terrorism, natural disasters, port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2017, we purchased merchandise from approximately 5,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution facility in Gap, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. We also lease a 214,500 square foot distribution center located in Reno, Nevada, that receives and distributes the remaining half of our retail store merchandise.

We own and operate a 1,000,000 square foot fulfillment center in Gap, Pennsylvania. Primary operations at the center include Retail and Wholesale segment fulfillment services, including inventory warehousing, receiving and customer shipping.

We also own and operate a 463,000 square foot fulfillment center located in Reno, Nevada. This facility is used primarily to house and distribute merchandise to our western United States direct-to-consumer customers, significantly improving our fulfillment capability.

We lease separate distribution and fulfillment facilities each located in Rushden, England. Our 98,000 square foot distribution facility supports our entire European store base and our 142,000 square foot fulfillment facility supports our European direct-to-consumer channel. We believe both facilities will support our European operations for the next several years.

Information Systems. Very early in our growth, we recognized the need for high-quality information to manage merchandise planning, buying, inventory management and control functions. We invested in a retail software package that meets our processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our direct-to-consumer channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. We have a second fully redundant data center located in our Reno fulfillment center that functions as a disaster recovery site for our direct-to-consumer, data communication and other business critical systems.

Competition

Our Retail and Wholesale segments compete with individual and chain fashion specialty stores as well as department stores, both in stores and online, in highly competitive domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores;

website, mobile application and catalog presentation; website and mobile application design; the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and the unique store and digital experiences offered by our Retail segment help differentiate us, it also means that our stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Some of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie Group and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors.

Along with certain Retail segment competitive factors noted above, other key factors for our direct-to-consumer channel include website and mobile application availability, the effectiveness of our merchandise delivery and customer lists. Our direct-to-consumer channel competes against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites.

Our Wholesale segment competes with numerous wholesale companies on the basis of quality, price and fashion of our merchandise offerings. Many of our Wholesale segment competitors have a wider product distribution network. In addition, certain of our wholesale competitors have greater name recognition and greater financial, marketing and other resources than us.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Bhldn,” “Terrain,” “Vetri” and “BDG.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2017, we employed approximately 24,000 people, approximately 43% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment and the remaining 99% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into two reportable segments, the Retail segment and the Wholesale segment. See Note 16, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Financial Information about Geographical Areas

See Note 16, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding net sales and long-lived assets from domestic and foreign operations.

Seasonality

Our business is subject to seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results for additional information.

Item 1A. Risk Factors

Our reportable segments are sensitive to economic conditions, consumer spending, market disruptions and other business factors.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending remains uncertain. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, political and economic crises and other macroeconomic factors. These factors may affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect the number of specialty retail businesses and their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

In addition, there is a risk that consumer sentiment may decline as a result of market disruptions caused by severe weather conditions, natural disasters, health hazards, terrorists activities, political crises or other major events or the prospect of these events which could negatively impact our financial position and results of operations. The recovery we receive under any insurance we maintain for these purposes may be delayed or may be insufficient to fully offset potential losses.

We rely heavily on our ability to identify changes in fashion.

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully or if we misjudge the market for products or new product lines, our sales may be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which could decrease our revenues or gross profit margins. Compared to our Retail segment, our Wholesale segment is more sensitive to changes in fashion trends because of longer lead times in the manufacturing and sale of its apparel. Our fashion decisions, if unsuccessfully forecasted, constitute a material risk and may have an adverse effect on our financial condition and results of operations.

We may not be successful in expanding our business, opening new retail stores or extending our existing store leases.

Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis and to effectively extend our existing store leases. As part of this strategy, we plan to open additional expanded format Anthropologie Group and Free People stores that will allow us to present a broader product offering and to expand certain categories. There can be no assurance that these stores will achieve long term success.

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

The specialty retail and wholesale apparel industries are each highly competitive. Our retail stores compete on the basis of, among other things, location, the breadth, quality, style, and availability of merchandise; the level of customer service offered and merchandise price. Our Anthropologie, Free People and Bhldn stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping in our Retail segment. We offer an omni-channel shopping experience for our customers and use social media and mobile applications as a way to interact with them to enhance their shopping experiences. Omni-channel retailing is constantly evolving and we must keep pace with changing customer expectations and new developments by our competitors. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors. Our Wholesale segment competes with numerous wholesale companies, many of whose products have a wider distribution, based on the quality, fashion and price of its product offerings. Many of our competitors have greater name recognition and greater financial, marketing and other resources than us. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to a difficult economic and retail environment our competitors may force a markdown or promotional sales environment which could impair our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful expanding our business internationally.

Our current growth strategy includes plans to continue to open new stores, expand our digital marketing and grow our wholesale customer base and retail presence internationally over the next several years. As we seek to expand internationally, we face competition from more established international competitors. In addition, international stores have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ internationally, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with those we anticipate. Additionally, our ability to conduct business internationally may be adversely impacted by political and economic risks, as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

To the extent we expand internationally under franchise or joint venture arrangements, we may face counterparty and/or operational risk. In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We currently do not utilize hedging instruments to mitigate these foreign currency risks. In the future, however we may initiate strategies to hedge certain foreign currency risks that may not succeed in offsetting all of the negative impact of foreign currency exchange rate movements on our business and results of operations.

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

We have many initiatives in our marketing programs particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate or maintain adequate and effective marketing strategies could inhibit our ability to maintain brand relevance and drive increased sales. In addition, U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the EU General Data Protection Regulation, may impact our ability to maintain brand relevance and drive increased sales.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business.

We believe that we have benefited substantially from the leadership and experience of our senior executives, including our co-founder, Chairman of the Board and Chief Executive Officer, Richard A. Hayne. The loss of the services of any of our senior executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. In addition, if our senior executives do not fully integrate within the structure of our management team and core business, we may be adversely affected. We do not have an employment agreement with our Chief Executive Officer or any other key personnel. In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our ability to increase revenue and could otherwise harm our business.

Increases in labor costs, including wages, could adversely impact our operational results, financial condition, and results of operations.

Our retail store operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, wage actions by other retailers may require us to increase wage rates in order to attract and retain talented employees. Labor shortages, increased employee turnover and our inability to successfully implement our expanded format store strategy could also increase our labor costs. This in turn could lead us to increase prices, which could adversely impact our sales. We are also subject to risks related to other store expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

We could be materially and adversely affected if any of our distribution or fulfillment centers are damaged or closed or if their operations are diminished.

We operate six distribution and fulfillment facilities worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. We also utilize a third-party distributor for certain home furnishings. The merchandise purchased for our United States and Canadian retail store operations is shipped directly to our distribution centers in Gap, Pennsylvania, and Reno, Nevada. Merchandise purchased for our direct-to-consumer operations is shipped directly to our fulfillment centers in Gap, Pennsylvania and Reno, Nevada. Merchandise purchased for our wholesale operations is shipped directly to our fulfillment center in Gap, Pennsylvania. The merchandise purchased for our Europe retail and direct-to-consumer operations is shipped to Rushden, England. Damage to, or disruption of the operations at, any of these facilities due to work stoppages, system failures, accidents, economic or weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

We rely significantly on international sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources,

the majority of which is settled in U.S. dollars. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns, acts of terrorism, natural disasters and port security considerations or labor disputes could adversely affect our business. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. Changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. If foreign sourced products become difficult or impossible to bring into the United States due to significant labor issues, such as strikes at any of our ports in the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and gross profit may be adversely affected. The flow of products from our vendors could also be adversely affected by financial or political instability in any of the countries in which the products we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors may not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. The cost of fuel is a significant component in transportation costs, therefore, increases in petroleum prices can adversely affect our gross profit. In addition, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

Our operating results fluctuate from period to period.

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion of net income typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Any decrease in sales or gross profit during this period, or in the availability of working capital needed in the months preceding this period, could have a more material adverse effect on our business, financial condition and results of operations than in other periods. Seasonal fluctuations also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we face additional risks as we continue to expand our business outside the United States. Effective trademark and service mark protection may not be available in every country in which we sell our products, or the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. This could increase the risk that our intellectual property is misappropriated. We may also encounter jurisdictions in which one or more third parties have a pre-existing trademark registration. This may prevent us from registering our own marks in those jurisdiction, and could adversely affect our ability to effectively operate our business or market certain products.

War, terrorism, civil unrest or other violence may negatively impact availability of merchandise and/or otherwise adversely impact our business.

In the event of war, terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “—We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and fulfillment centers and stores, as well as fulfilling catalog, website and mobile application orders. Our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people not to visit areas where our stores are located. In addition, other types of violence in malls or in other public areas could lead to lower customer traffic in areas in which we operate stores. If any of these events were to occur, we may be required to suspend operations in some or all of our stores in the impacted areas, which could have a material adverse impact on our business, financial condition and results of operations.

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

During the course of business, we obtain and transmit confidential customer information through our information technology systems. The protection of customer, employee and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements and heightened public awareness and scrutiny. While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including damaging our reputation and our relationships with our customers, employees and investors and exposing us to risks of litigation and liability. While we believe we are diligent in selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks and we cannot assure that any future interruptions, shutdowns or unauthorized disclosures will not occur.

Manufacturers and third-party vendors may not comply with our social compliance program requirements, which could adversely affect our reputation.

We have a manufacturer compliance program that is monitored on a regular basis by our buying offices. Our production facilities are either certified as in compliance with our program, or areas of improvement are identified and corrective follow-up action is taken. All manufacturers are required to follow applicable national labor laws, as well as international compliance standards regarding workplace safety, such as standards that require clean and safe working environments, clearly marked exits and paid overtime. We believe in protecting the safety and working rights of the people who manufacture the products we sell, while recognizing and respecting cultural and legal differences found throughout the world. We require our third-party vendors to register through an online website and agree that they and their suppliers will abide by certain standards and conditions of employment. If our third-party vendors fail to comply with our social compliance program, our reputation may be adversely affected.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements.

Changes in our effective income tax rate could adversely affect our net income.

A number of factors influence our effective income tax rate, including changes in tax law, tax treaties, interpretation of existing laws, changes in generally accepted accounting principles and related accounting pronouncements, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net income. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.

We are subject to numerous regulations and legal matters that could adversely affect our business.

We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising, e-commerce and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution and fulfillment centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of products or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. Moreover, legal actions may be filed against us from time to time, including class actions. These actions may assert commercial, tort, intellectual property, customer, employment, data privacy, securities or other claims. We may also be impacted by litigation trends, including class action lawsuits involving former employees, consumers and shareholders, which could have a material adverse effect on our reputation, the market price of our common shares, or our results of operations, financial condition and cash flows.

Regulations related to “conflict minerals” will require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. As a result, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals, known as “conflict minerals,” that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. We have developed a framework and management system and continuously undertake due diligence efforts on our supply chain. We have and expect to continue to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. There is also uncertainty relating to the requirements of the regulations as a result of ongoing litigation challenging the constitutionality of portions of the regulations, proposed regulatory actions and recent statements by the SEC. Most recently, we filed our annual Specialized Disclosure Report on Form SD with respect to these minerals on May 31, 2016, as required by the rules.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard campus allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. During fiscal 2015, we completed construction on a 93,000 square foot building that expanded our home offices to approximately 497,000 square feet. In addition, we own several adjacent buildings that would allow for additional expansion if necessary.

Our European home offices are located in London, England and consist of four leased properties totaling approximately 25,000 square feet. The leased properties have varying lease term expirations ranging from 2019 through 2024.

Our North American retail stores are supported by two distribution facilities. We own a 291,000 square foot distribution center in Gap, Pennsylvania, which supports approximately half of our retail stores. We lease a 214,500 square foot distribution facility in Reno, Nevada that supports the remaining half of our retail stores. The term of this lease is set to expire in June 2027 with Company options to renew for up to an additional twenty years.

In fiscal 2016, we opened a 1,000,000 square foot fulfillment center in Gap, Pennsylvania, which we own and operate. The facility primarily fulfills Retail and Wholesale segment customer orders.

We own and operate a 463,000 square foot fulfillment center in Reno, Nevada that is used primarily to house and distribute merchandise to our western United States direct-to-consumer customers.

We lease an approximately 40,000 square foot customer contact center in Martinez, Georgia. The lease term expires in fiscal 2019 with three five-year renewal options.

We lease separate distribution and fulfillment facilities in Rushden, England to support our retail and direct-to-consumer channels in Europe. The distribution facility occupies approximately 98,000 square feet and the fulfillment facility occupies approximately 142,000 square feet, which also includes our European customer contact center. The term of both leases are set to expire in September 2020.

Improvements in recent years, as described in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, were necessary to adequately support our growth. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our facilities are well maintained and in good operating condition.

All of our stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2017, by Urban Outfitters, the Anthropologie Group and Free People was approximately 2,182,000, 1,693,000, and 257,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for the Anthropologie Group and 2,000 for Free People. Selling square feet can sometimes change due to floor moves, use of staircases, cash register configuration and other factors.

The following table shows the location of each of our existing retail stores, as of January 31, 2017:

	Urban Outfitters	Anthropologie Group	Free People	Food and Beverage	Total
United States	181	201	121	12	515
Canada	18	13	6	—	37
Europe	43	11	—	—	54

Global Total	242	225	127	12	606

In addition to the stores listed above, the Free People Wholesale segment operates sales and showroom facilities in London, Los Angeles, Chicago and New York City that are leased through 2018, 2019, 2019 and 2023, respectively.

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

Market Information

	High	Low
Fiscal 2017
Quarter ended April 30, 2016	$34.77	$22.34
Quarter ended July 31, 2016	$30.86	$24.29
Quarter ended October 31, 2016	$37.82	$27.82
Quarter ended January 31, 2017	$40.80	$25.60

Fiscal 2016
Quarter ended April 30, 2015	$47.25	$34.21
Quarter ended July 31, 2015	$41.49	$32.12
Quarter ended October 31, 2015	$33.32	$27.23
Quarter ended January 31, 2016	$30.01	$19.26

Holders of Record

On March 27, 2017 there were 103 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s 2004 Stock Incentive Plan and 2008 Stock Incentive Plan have been approved by the Company’s shareholders. On December 12, 2016, the Board of Directors approved the Urban Outfitters 2017 Stock Incentive Plan, which will be submitted to the Company’s shareholders for approval at the Company’s 2017 Annual Meeting of Shareholders. See Note 10, “Share-Based Compensation,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the Company’s equity compensation plans and outstanding awards.

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2012 and ending January 31, 2017, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

*$100 invested on 1/31/12 in stock or index, including reinvestment of dividends.

Fiscal years ending January 31.

	Base Period Jan-12	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-13	Jan-14	Jan-15	Jan-16	Jan-17
Urban Outfitters, Inc.	$100.00	$161.51	$135.16	$131.54	$86.33	$86.47
S&P 500	$100.00	$116.78	$141.91	$162.09	$161.00	$161.33
S&P 500 Apparel Retail	$100.00	$133.19	$152.77	$230.18	$256.74	$256.07

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

	Fiscal Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$3,545,794	$3,445,134	$3,323,077	$3,086,608	$2,794,925
Gross profit	1,244,613	1,201,902	1,174,930	1,161,342	1,031,531
Income from operations	338,527	353,579	365,385	426,831	374,285
Net income	218,120	224,489	232,428	282,360	237,314
Net income per common share—basic	$1.87	$1.79	$1.70	$1.92	$1.63
Weighted average common shares outstanding—basic	116,873,023	125,232,499	136,651,899	147,014,869	145,253,691
Net income per common share—diluted	$1.86	$1.78	$1.68	$1.89	$1.62
Weighted average common shares outstanding—diluted	117,291,117	126,013,414	138,192,734	149,225,906	146,663,731

Balance Sheet Data:
Working capital	$528,469	$505,130	$455,377	$663,150	$622,089
Total assets	1,902,637	1,833,301	1,888,741	2,221,214	1,797,211
Total liabilities	589,553	696,074	560,772	527,044	442,623
Total shareholders’ equity	$1,313,084	$1,137,227	$1,327,969	$1,694,170	$1,354,588

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel and shoes sold through specialty and department stores and third-party websites.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2017 ended on January 31, 2017.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single SKUs based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several years we plan to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences.

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

We monitor customer traffic, average unit selling price, average transactions per store and average units per transaction at our stores, and customer sessions, average order value and conversion rates on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing and digital marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

As of January 31, 2017, we operated 242 Urban Outfitters stores of which 181 were located in the United States, 18 were located in Canada and 43 were located in Europe. During fiscal 2017, we opened four new Urban Outfitters stores, three located in the United States and one located in Europe, and we closed two Urban Outfitters stores, one located in the United States and one located in Europe. Total store selling square footage increased 1.0% over the prior year period to 2.2 million square feet. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, home goods, activewear and electronics. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.5% and 7.4% of consolidated net sales, respectively, for fiscal 2017, compared to 32.5% and 8.0%, respectively, for fiscal 2016.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. We initially operated the Bhldn and Terrain brands as standalone concepts and opened two Bhldn stores and two Terrain garden centers. We ultimately determined that the Bhldn and Terrain brands were complementary to the Anthropologie brand and integrated those brands into the Anthropologie Group during fiscal 2015 and 2016, respectively. As of January 31, 2017, we operated 225 Anthropologie Group stores, of which 201 were located in the United States, 13 were located in Canada and 11 were located in Europe. During fiscal 2017, we opened ten new Anthropologie Group stores, seven in the United States, one in Canada and two in Europe, and we closed three Anthropologie Group stores located in the United States. Total store selling square footage increased 6.4% over the prior year period to 1.7 million square feet driven mainly by the opening of expanded format stores. The Anthropologie Group operates websites in North America and Europe and a mobile application in North America that capture the spirit of our brands by offering a similar yet broader selection of merchandise as found in our stores. The Anthropologie brand offers registry services through its website and mobile application and in all of its stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home and garden products, antiques, live plants, flowers, wellness products and accessories. We plan to open additional Anthropologie Group stores, which will include all Anthropologie Group brands and allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.3% and 1.5% of consolidated net sales, respectively, for fiscal 2017, compared to 40.2% and 1.6%, respectively, for fiscal 2016.

As of January 31, 2017, we operated 127 Free People stores, of which 121 were located in the United States and six were located in Canada. During fiscal 2017, we opened 15 new Free People stores, of which 14 were located in the United States and one was located in Canada, and we closed two Free People stores located in the United States. Total store selling square footage increased 26.8% over the prior year period to 257,000 square feet. The increase in selling square footage compared to the prior year period was a result of operating 13 net new stores, including expanded format stores, that were not in operation during the prior twelve month period. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in our stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories, beauty and wellness, home products and gifts. We plan to open additional stores over the next several years, some of which will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and activewear. Free People’s Retail segment net sales accounted for approximately 10.6% of consolidated net sales for fiscal 2017, compared to approximately 10.1% for fiscal 2016.

As of January 31, 2017, we operated 12 Food and Beverage restaurants, all of which were located in the United States. In February 2016, we acquired six restaurants as part of our acquisition of the Vetri Family group of restaurants, which were combined with our existing restaurants to form our Food and Beverage division. During fiscal 2017, we opened three restaurants and closed one restaurant. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2017.

We plan to open approximately 19 new stores during fiscal 2018, including four Urban Outfitters stores, four Anthropologie Group stores, ten Free People stores and one Food and Beverage restaurant. We plan to close approximately seven stores during fiscal 2018, including two Urban Outfitters stores, two Anthropologie Group stores and three Free People stores. Within the United States and Canada, future new store growth will be driven by the Free People brand, as both Urban Outfitters and Anthropologie brands are at or close to our total store count. Our growth strategy for Anthropologie will be focused on relocation or the conversion of existing stores into expanded format locations. In the future, we plan for new store growth for the Urban Outfitters, Anthropologie and Free People brands to come from modest expansion internationally.

Wholesale Segment

Our Wholesale segment consists of the Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters,

dresses, intimates, shoes and activewear are sold through approximately 1,900 better department and specialty stores worldwide, third-party websites and our own Free People stores. Our Wholesale segment net sales accounted for approximately 8.1% of consolidated net sales for fiscal 2017, compared to 7.6% for fiscal 2016.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

We recognize revenue in our Retail segment at the point-of-sale for merchandise sold or services provided at our store or when merchandise is shipped to the customer, in each case, net of estimated customer returns. Revenue is recognized by our Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in our Retail segment is tendered by cash, check, credit card, debit card or gift card. Therefore, uncollectible accounts receivable for our Retail segment is negligible and primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for the Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. As of January 31, 2017 and 2016, reserves for estimated sales returns totaled $24.9 million and $24.4 million, representing 4.2% and 3.5% of total liabilities, respectively.

Marketable Securities

All of our marketable securities as of January 31, 2017 and January 31, 2016 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. We record unrealized gains and losses on these securities (other than mutual funds, held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K)) as a component of “Other comprehensive (loss) income” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when we consider declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior twelve months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventory to increase over time as we increase our sales. The majority of inventory at January 31, 2017 and 2016 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2017 and 2016 totaled $338.6 million and $330.2 million, representing 17.8% and 18.0% of total assets, respectively.

Long-Lived Assets

Our long-lived assets consist principally of store leasehold improvements, buildings, furniture and fixtures, and other operating equipment and are included in the “Property and equipment, net” line item in our Consolidated Balance Sheets. Store leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term, including lease renewals which are reasonably assured, or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. Buildings are recorded at cost and are amortized using the straight-line method over 39 years. Furniture and fixtures are recorded at cost and are amortized using the straight-line method over their useful life, which is typically five years. Other operating equipment is recorded at cost and amortized using the straight-line method over its useful life, which is three to ten years. Net property and equipment as of January 31, 2017 and 2016 totaled $867.8 million and $863.1 million, representing 45.6% and 47.1% of total assets, respectively.

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

We periodically review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a store, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. Our retail stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), store location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which, in general, is assumed to be within three years from the date a store location has opened. In assessing an asset for potential impairment, we make estimates regarding future operating results, cash flows and estimated useful life. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. During fiscal 2017, we recorded impairment charges for three retail stores, totaling $4.3 million, all of which is in “Cost of sales” in the Consolidated Statements of Income. During fiscal 2016, we recorded impairment charges for five retail stores, totaling $8.9 million, of which $7.4 million was in “Cost of sales” and $1.5 million was in “Selling, general and administrative expenses,” in the Consolidated Statements of Income. During our assessment of current and future performance it was determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective store assets. Impairment charges for fiscal 2015 were immaterial.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2017 and January 31, 2016 totaled $52.7 million and $54.2 million, representing 2.8% and 3.0% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $6.7 million as of January 31, 2017 and $6.6 million as of January 31, 2016. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in income tax expense in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

See Note 2, “Summary of Significant Accounting Policies–Recently Issued Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of changes to the accounting for share-based compensation in fiscal 2018.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.9	65.1	64.6

Gross profit	35.1	34.9	35.4
Selling, general and administrative expenses	25.6	24.6	24.4

Income from operations	9.5	10.3	11.0
Interest income	0.1	—	0.1
Other income	0.1	—	—
Other expenses	(0.2)	(0.1)	(0.2)

Income before income taxes	9.5	10.2	10.9
Income tax expense	3.3	3.7	3.9

Net income	6.2%	6.5%	7.0%

Period over Period Change:
Net sales	2.9%	3.7%	7.7%
Gross profit	3.6%	2.3%	1.2%
Income from operations	-4.3%	-3.2%	-14.4%
Net income	-2.8%	-3.4%	-17.7%

Fiscal 2017 Compared to Fiscal 2016

Net sales in fiscal 2017 increased by 2.9% to $3.5 billion, from $3.4 billion in fiscal 2016. The $100.7 million increase was attributable to a $71.9 million, or 2.3%, increase in Retail segment net sales and a $28.8 million, or 11.0%, increase in Wholesale segment net sales. Retail segment net sales for fiscal 2017 accounted for 91.9% of total net sales compared to 92.4% of total net sales during fiscal 2016.

The growth in our Retail segment net sales during fiscal 2017 was due to an increase of $24.2 million, or 0.8%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $47.7 million in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 3.9% at Urban Outfitters, were flat at Free People and decreased 2.0% at Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel, which was partially offset by negative comparable store net sales. The direct-to-consumer net sales increase was driven by an increase in sessions and conversion rate, which was offset by a decrease in average order value. Negative comparable store net sales resulted from decreased transactions, average unit selling price, while units per transaction remained flat. The increase in net sales attributable to non-comparable sales was primarily the result of operating 69 new stores and restaurants in fiscal 2017 and 2016 that were not in operation for the full comparable periods and sales from the newly acquired Vetri Family restaurants, partially offset by the negative impact of foreign currency translation. Thus far during the first quarter of fiscal 2018, comparable Retail segment net sales are mid single-digit negative.

The increase in Wholesale segment net sales during fiscal 2017, as compared to fiscal 2016, was primarily due to increased sales to department and specialty stores, driven by increased selling square footage at select department stores and growth in our international accounts. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage in fiscal 2017 increased to 35.1% of net sales, from 34.9% of net sales in fiscal 2016. Gross profit increased to $1.24 billion in fiscal 2017 compared to $1.20 billion in fiscal 2016. The increase in gross profit rate was primarily driven by improvement in the Urban Outfitters brand maintained margins due to lower merchandise markdowns compared to the prior year. This increase was partially offset by a lower gross profit rate at the Free People brand, which was primarily driven by lower maintained margins due to higher merchandise markdowns, and total Company deleverage in customer delivery and logistics expense primarily related to the increased penetration of our direct-to-consumer channel. The dollar increase in gross profit was primarily due to higher net sales and the increase in gross profit rate. Total inventory at January 31, 2017 increased by $8.4 million, or 2.5%, to $338.6 million from $330.2 million at January 31, 2016. The increase in inventory is primarily due to an increase in non-comparable inventory to support our new and expanded format stores. Comparable Retail segment inventory decreased 2.3% at cost.

Selling, general and administrative expenses as a percentage of net sales increased during fiscal 2017 to 25.6% of net sales, compared to 24.6% of net sales for fiscal 2016. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by direct store expenses to support our square footage growth and expanded format stores and an increase in direct marketing expenses to support our direct-to-consumer growth. Selling, general and administrative expenses increased by $57.8 million, or 6.8%, to $906.1 million, in fiscal 2017, from $848.3 million in fiscal 2016. The dollar increase versus the prior year was primarily related to the operating expenses of non-comparable stores and increased marketing expenses, which helped to drive higher direct-to-consumer traffic.

Income from operations decreased to 9.5% of net sales, or $338.5 million, for fiscal 2017 compared to 10.3%, or $353.6 million, for fiscal 2016.

Our effective tax rate for fiscal 2017 was 35.5% of income before income taxes compared to 35.9% of income before income taxes in fiscal 2016. See Note 9, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2016 Compared to Fiscal 2015

Net sales in fiscal 2016 increased by 3.7% to $3.4 billion, from $3.3 billion in fiscal 2015. The $122.1 million increase was attributable to an $87.7 million, or 2.8%, increase in Retail segment net sales and a $34.4 million, or 15.2%, increase in Wholesale segment net sales. Retail segment net sales for fiscal 2016 accounted for 92.4% of total net sales compared to 93.2% of total net sales during fiscal 2015.

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

Our effective tax rate for fiscal 2016 was 35.9% of income before income taxes compared to 36.0% of income before income taxes in fiscal 2015. See Note 9, “Income Taxes,” in the Notes to our

Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $403.5 million as of January 31, 2017, as compared to $362.9 million as of January 31, 2016 and $363.3 million as of January 31, 2015. During fiscal 2017, we generated $414.9 million in cash from operations, repaid $150.0 million on our long-term debt facility, repurchased $45.8 million in common shares under the Board of Directors approved share repurchase programs and invested $143.7 million in property and equipment. Our working capital was $528.5 million at January 31, 2017 compared to $505.1 million at January 31, 2016 and $455.4 million at January 31, 2015.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities. In fiscal 2016, we utilized borrowings on our long-term debt facility as an additional source of cash to repurchase our common shares. In addition to repurchasing our common shares, our primary uses of cash have been to open new stores, purchase inventory and expand our home offices and fulfillment facilities. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities for fiscal 2017 increased by $1.5 million to $414.9 million from $413.4 million in fiscal 2016. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2017 increased by $207.8 million to $234.6 million from $26.8 million in fiscal 2016. Cash used in investing activities in fiscal 2017 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment for fiscal 2017, 2016 and 2015 was $143.7 million, $135.0 million and $229.8 million, respectively. Cash paid for property and equipment in fiscal 2017 was primarily to expand our store base and in fiscal 2016 and 2015 to expand our store base, home offices and fulfillment capabilities.

Cash Flows from Financing Activities

Cash used in financing activities during fiscal 2017 decreased by $79.4 million to $193.4 million from $272.8 million in fiscal 2016. Cash used in financing activities in fiscal 2017 primarily related to $150.0 million in repayments of long-term debt and $45.8 million of repurchases of our common shares under the Board of Directors approved share repurchase program. Cash used in financing activities in fiscal 2016 primarily related to $465.3 million of repurchases of our common shares under the Board of Directors approved share repurchase programs, partially offset by $150.0 million in net borrowings under our long-debt debt facility.

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

The Credit Facility provides for interest on borrowings, at our option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.625%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.625%, each such rate based on the level of availability under the Credit Facility and our adjusted leverage ratio. Interest is payable either monthly or quarterly depending on the type of borrowing. A commitment fee is payable quarterly on the unused portion of the Credit Facility, based on our adjusted leverage ratio.

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

As of January 31, 2017, we were in compliance with all terms of the Credit Agreement and there were no borrowings under the Credit Facility. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $12.9 million at January 31, 2017.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2017, we had $60.5 million in outstanding trade letters of credit, and $69.5 million available for future trade letters of credit of under these facilities.

Capital and Operating Expenditures

During fiscal 2018, we plan to construct and open approximately 19 new stores, including one restaurant, expand certain existing stores, repurchase common shares, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2018, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2018 to be approximately $90 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings. We believe that our existing cash and cash equivalents, available credit facilities and future cash flows from operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 11, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2017:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,990,688	$281,249	$515,631	$408,969	$784,839
Purchase commitments (2)	418,221	414,825	2,445	951	—
Construction contracts (3)	6,409	6,409	—	—	—
Tax contingencies (4)	—	—	—	—	—

Total contractual obligations	$2,415,318	$702,483	$518,076	$409,920	$784,839

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 33 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 33 locations was approximately $4,033 for fiscal 2017. It is common for the lease agreements for our European locations to allow for the landlord to adjust the minimum rental due to the current market rates multiple times during the lease term. The table above includes our current contractual payments for these locations. Amounts noted above include commitments for 13 executed leases for stores not opened as of January 31, 2017 as well as one ground lease with Waterloo Devon, LP, a related party. See Note 15, “Related Party Transactions,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the ground lease.
(2)	Includes merchandise commitments, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date, as well as commitments for products and services including information technology contracts used in the normal course of business.
(3)	Includes construction contracts with contractors that are fully satisfied upon the completion of construction, which is typically within twelve months.
(4)	Tax contingencies include $0 that is classified as a current liability in the Company’s Consolidated Balance Sheets as of January 31, 2017. Tax contingencies in the table above do not show an existing liability of $6,415 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $6,415 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2017.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2017:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Trade letters of credit (1)	$60,539	$60,539	$—	$—	$—
Stand-by letters of credit (2)	12,852	12,852	—	—	—

Total commercial commitments	$73,391	$73,391	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.
(2)	Consists primarily of stand-by letters of credit for customs, construction and insurance.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements.

Seasonality and Quarterly Results

Our business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, the seasonality also impacts our working capital requirements, particularly with regard to inventory. The following tables set forth our net sales, gross profit, net income and net income per common share (basic and diluted) for each quarter during the last two fiscal years and the amount of such net sales and net income, respectively, as a percentage of annual net sales and annual net income. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Fiscal 2017 Quarter Ended (1)
	April 30, 2016	July 31, 2016	Oct. 31, 2016	Jan. 31, 2017
	(dollars in thousands, except per share data)
Net sales	$762,577	$890,568	$862,491	$1,030,158
Gross profit	261,891	342,511	299,897	340,314
Net income	29,562	76,915	47,355	64,288
Net income per common share—basic	0.25	0.66	0.41	0.55
Net income per common share—diluted	0.25	0.66	0.40	0.55

As a Percentage of Fiscal Year:
Net sales	22%	25%	24%	29%
Net income	14%	35%	22%	29%

	Fiscal 2016 Quarter Ended (1)
	April 30, 2015	July 31, 2015	Oct. 31, 2015	Jan. 31, 2016
	(dollars in thousands, except per share data)
Net sales	$739,010	$867,460	$825,258	$1,013,406
Gross profit	246,421	318,105	288,188	349,188
Net income	32,776	66,841	51,994	72,878
Net income per common share—basic	0.25	0.52	0.42	0.61
Net income per common share—diluted	0.25	0.52	0.42	0.61

As a Percentage of Fiscal Year:
Net sales	22%	25%	24%	29%
Net income	15%	30%	23%	32%

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2017 and 2016, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2017.

The effectiveness of internal control over financial reporting as of January 31, 2017 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 43 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated April 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 3, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	69	Chairman of the Board and Chief Executive Officer
Francis J. Conforti	41	Chief Financial Officer
Trish Donnelly	50	Chief Executive Officer, Urban Outfitters Group
Azeez Hayne	40	General Counsel and Corporate Secretary
Margaret A. Hayne (1)	58	Chief Executive Officer, Free People Brand; Chief Creative Officer, Urban Outfitters, Inc.; Director
Calvin Hollinger	52	Chief Operating Officer
David W. McCreight	54	President, Urban Outfitters, Inc.; Chief Executive Officer, Anthropologie Group
Edward N. Antoian (1)(2)(3)	61	Director
Scott A. Belair (2)	69	Director
Harry S. Cherken, Jr. (4)	67	Director
Scott Galloway	52	Director
Elizabeth A. Lambert (1)(4)	53	Director
Joel S. Lawson III (2)(3)	69	Director
Robert H. Strouse (3)(4)	68	Director

(1)	Member of the Innovation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation and Leadership Development Committee.
(4)	Member of the Nominating and Governance Committee.

Mr. R. Hayne co-founded Urban Outfitters in 1970. He has been Chairman of the Board of Directors since the Company’s incorporation in 1976 and, until February 2016, also served as the Company’s President. Mr. R. Hayne served as the Company’s principal executive officer until 2007 and again beginning in January 2012. Margaret A. Hayne, Chief Executive Officer of Free People, Chief Creative Officer of Urban Outfitters, Inc. and a director of the Company, is Mr. R. Hayne’s spouse. Mr. R. Hayne’s long tenure leading the Company as Chairman of the Board of Directors, his tenure as principal executive officer, and his exceptional leadership skills make him uniquely qualified to serve as a director.

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

Mr. A. Hayne joined the Company in February 2015 as Associate General Counsel and was appointed General Counsel and Corporate Secretary in June 2015. Before joining the Company, Mr. A. Hayne worked for Morgan Lewis & Bockius LLP, serving as a partner in their Labor & Employment Practice Group from October 2010 through January 2015. After graduating from the University of Virginia School of Law in 2001, Mr. A. Hayne began his legal career in Pepper Hamilton LLP’s Commercial Litigation department before moving to Morgan Lewis & Bockius LLP in July 2003. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Mr. A. Hayne’s uncle.

Ms. Hayne joined the Company in August 1982. She is a 41-year veteran of the retail and wholesale industry and has served as Chief Executive Officer of Free People since August 2016 and as Chief Creative Officer of Urban Outfitters, Inc. since November 2013. Ms. Hayne previously served as President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. As an employee of the Company for over 30 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

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

Mr. McCreight joined the Company in November 2011 as Chief Executive Officer of Anthropologie Group and was named President of Urban Outfitters, Inc. in February 2016. Previously, Mr. McCreight served as President of Under Armour from 2008 until 2010 and President of Lands’ End from 2005 until 2008. Mr. McCreight also held the positions of Executive Vice-President and Senior Vice-President at Lands’ End from 2003 until 2005. Mr. McCreight also served as Senior Vice-President of Disney Stores from 2001 until 2003. Previously, Mr. McCreight had been President of Smith & Hawken. His early merchant career exposed him to various merchant organizations and philosophies.

Mr. Antoian is a partner of and Chief Investment Officer for Zeke Capital Advisors, a financial advisory firm. He is also employed by Chartwell Investment Partners, an investment advisory firm, where he has worked since its inception in 1997. In addition, Mr. Antoian is the General Partner of Zeke, L.P., a privately offered long-short equity hedge fund. From 1984 until 1997, Mr. Antoian was the Senior Portfolio Manager of Delaware Management Co. Prior to that, Mr. Antoian worked at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of a not-for-profit entity. Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

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

Mr. Cherken has been a partner of the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm, and previously served as either Chair or Co-Chair of its Real Estate Group for 15 years. As a real estate lawyer with over 40 years’ experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities and academic institutions.

Mr. Galloway is a Clinical Professor of Marketing at NYU Stern School of Business, where he has taught since 2002. He currently teaches brand strategy and digital marketing. His teaching is rooted in years of experience as a marketing practitioner and entrepreneur. Mr. Galloway’s niche in the field is digital marketing, with his most influential contribution being the Digital IQ index, an assessment and ranking of luxury brands on the basis of mobile, social media, and digital marketing. In 2010, he founded L2, a subscription business intelligence firm for luxury brands and serves as chairman of its board. Mr. Galloway is also the founder of several other firms, including RedEnvelope Inc. and Prophet Brand Strategy, Inc. With respect to those firms, Mr. Galloway managed outside financing rounds, grew revenues and played an integral role in each entity’s ultimate sale. He also holds an MBA degree. Mr. Galloway’s years of experience as a marketing practitioner and entrepreneur lend valuable expertise to the Board of Directors.

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

Mr. Lawson is an independent consultant and private investor. From November 2001 until November 2003, he also served as Executive Director of M&A International Inc., a global organization of merger and acquisition advisory firms. From 1980 until November 2001, Mr. Lawson was Chief Executive Officer of Howard, Lawson & Co., an investment banking and corporate finance firm. Howard, Lawson & Co. became an indirect, wholly-owned subsidiary of FleetBoston Financial Corporation in March 2001. As the former Chief Executive Officer of an investment banking and corporate finance firm, Mr. Lawson has extensive experience in financial and investment matters, including financial reporting expertise. In addition, as the former Executive Director of a global organization of merger and acquisition advisory firms, he has specialized knowledge regarding mergers and acquisitions. He also holds an MBA degree and serves as a director of various not-for-profit entities.

Mr. Strouse serves as President of Wind River Holdings, L.P. (“Wind River”), which oversees a diversified group of privately owned industrial and service businesses. Mr. Strouse joined Wind River in 1998. Through his experience with this private investment company, Mr. Strouse brings to the Board of Directors experience in strategic planning, budgeting, talent recruitment and development, risk management and corporate development activities. Prior to joining Wind River, Mr. Strouse was a corporate lawyer whose practice focused on mergers and acquisitions, corporate governance and SEC reporting. Mr. Strouse also serves as a director of a number of privately owned companies.

Code of Conduct and Ethics

We have a written Code of Conduct and Ethics (the “Code”) that applies to our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of our confidential information, accepting gifts and business courtesies, compliance with anti-bribery and illegal payment laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code is available on our website at www.urbn.com. We intend to post any amendments to the Code and also to disclose any waivers (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on December 12, 2016.

10.1	Credit Agreement, dated July 1, 2015, by and among Urban Outfitters, Inc., its domestic subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto is incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2016.

10.2	Pledge and Security Agreement, dated July 1, 2015, by and among Urban Outfitters, Inc., its domestic subsidiaries, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2015.

Exhibit Number	Description

10.3+	Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 26, 2004 and Amendment No. 1 to the Urban Outfitters 2004 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 25, 2005.

10.4+	Urban Outfitters 401(k) Savings Plan (formerly known as The Urban Outfitters, Inc. PROFIT SHARING FUND prior to July 1, 1999) is incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (file no. 033-69378) filed on November 3, 1993.

10.5+	Urban Outfitters 2008 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2013.

10.6+	Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015.

10.7+*	Urban Outfitters 2017 Stock Incentive Plan.

10.8+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.9+	Form of 2004 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.10+	Form of 2004 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.11+	Form of 2004 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on September 7, 2010.

10.12+	Form of 2004 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 10, 2010.

10.13+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.14+	Form of 2008 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.15+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

Exhibit Number	Description

10.16+	Form of 2008 Plan—Performance Stock Unit Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on September 7, 2010.

10.17+	Form of 2008 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 10, 2010.

10.18+	Form of 2008 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 12, 2011.

10.19+	Form of 2008 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 12, 2011.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 3, 2017	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 3, 2017

/S/ FRANCIS J. CONFORTI Francis J. Conforti (Principal Financial and Accounting Officer)	Chief Financial Officer	April 3, 2017

/S/ EDWARD N. ANTOIAN Edward N. Antoian	Director	April 3, 2017

/S/ SCOTT A. BELAIR Scott A. Belair	Director	April 3, 2017

/S/ HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 3, 2017

/S/ MARGARET A. HAYNE Margaret A. Hayne	Director	April 3, 2017

/S/ SCOTT GALLOWAY Scott Galloway	Director	April 3, 2017

/S/ ELIZABETH A. LAMBERT Elizabeth A. Lambert	Director	April 3, 2017

/S/ JOEL S. LAWSON III Joel S. Lawson III	Director	April 3, 2017

/S/ ROBERT H. STROUSE Robert H. Strouse	Director	April 3, 2017

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Urban Outfitters, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Urban Outfitters, Inc. and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

April 3, 2017

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$248,140	$265,276
Marketable securities	111,067	61,061
Accounts receivable, net of allowance for doubtful accounts of $588 and $664, respectively	54,505	75,723
Inventory	338,590	330,223
Prepaid expenses and other current assets	129,095	102,078

Total current assets	881,397	834,361
Property and equipment, net	867,786	863,137
Marketable securities	44,288	36,600
Deferred income taxes and other assets	109,166	99,203

Total Assets	$1,902,637	$1,833,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,537	$118,035
Accrued compensation and benefits	58,782	41,474
Accrued expenses and other current liabilities	174,609	169,722

Total current liabilities	352,928	329,231
Long-term debt	—	150,000
Deferred rent and other liabilities	236,625	216,843

Total Liabilities	589,553	696,074

Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 116,233,781 and 117,321,120 shares issued and outstanding, respectively	12	12
Additional paid-in-capital	—	—
Retained earnings	1,347,141	1,160,666
Accumulated other comprehensive loss	(34,069)	(23,451)

Total Shareholders’ Equity	1,313,084	1,137,227

Total Liabilities and Shareholders’ Equity	$1,902,637	$1,833,301

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2017	2016	2015
Net sales	$3,545,794	$3,445,134	$3,323,077
Cost of sales	2,301,181	2,243,232	2,148,147

Gross profit	1,244,613	1,201,902	1,174,930
Selling, general and administrative expenses	906,086	848,323	809,545

Income from operations	338,527	353,579	365,385
Interest income	1,879	943	2,319
Other income	2,280	958	580
Other expenses	(4,587)	(5,449)	(4,834)

Income before income taxes	338,099	350,031	363,450
Income tax expense	119,979	125,542	131,022

Net income	$218,120	$224,489	$232,428

Net income per common share:
Basic	$1.87	$1.79	$1.70

Diluted	$1.86	$1.78	$1.68

Weighted-average common shares outstanding:
Basic	116,873,023	125,232,499	136,651,899

Diluted	117,291,117	126,013,414	138,192,734

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Net income	$218,120	$224,489	$232,428
Other comprehensive (loss) income:
Foreign currency translation	(10,533)	(7,963)	(14,128)
Change in unrealized (losses) gains on marketable securities, net of tax	(85)	(61)	(331)

Total other comprehensive (loss) income	(10,618)	(8,024)	(14,459)

Comprehensive income	$207,502	$216,465	$217,969

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2014	147,309,575	$15	$97,684	$1,597,439	$(968)	$1,694,170
Comprehensive income	—	—	—	232,428	(14,459)	217,969
Share-based compensation	—	—	16,736	—	—	16,736
Stock options and awards	723,083	—	10,693	—	—	10,693
Excess tax benefit from share-based awards	—	—	3,822	—	—	3,822
Share repurchases	(17,529,794)	(2)	(128,935)	(486,484)	—	(615,421)

Balances as of January 31, 2015	130,502,864	$13	$—	$1,343,383	$(15,427)	$1,327,969
Comprehensive income	—	—	—	224,489	(8,024)	216,465
Share-based compensation	—	—	15,623	—	—	15,623
Stock options and awards	2,027,090	—	46,400	—	—	46,400
Excess tax benefit from share-based awards	—	—	6,194	—	—	6,194
Share repurchases	(15,208,834)	(1)	(68,217)	(407,206)	—	(475,424)

Balances as of January 31, 2016	117,321,120	$12	$—	$1,160,666	$(23,451)	$1,137,227
Comprehensive income	—	—	—	218,120	(10,618)	207,502
Share-based compensation	—	—	18,291	—	—	18,291
Stock options and awards	293,130	—	4,096	—	—	4,096
Excess tax deficiencies from share-based awards	—	—	(6,193)	—	—	(6,193)
Share repurchases	(1,380,469)	—	(16,194)	(31,645)	—	(47,839)

Balances as of January 31, 2017	116,233,781	$12	$—	$1,347,141	$(34,069)	$1,313,084

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$218,120	$224,489	$232,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,330	142,722	138,110
(Benefit) provision for deferred income taxes	(4,801)	13,662	(2,221)
Excess tax benefits from share-based awards	(350)	(6,194)	(3,822)
Share-based compensation expense	18,291	15,623	16,736
Impairment	4,341	8,928	—
Loss on disposition of property and equipment, net	3,667	1,400	3,189
Changes in assets and liabilities:
Receivables	20,934	(13,820)	(18,393)
Inventory	(9,963)	26,739	(68,992)
Prepaid expenses and other assets	(10,359)	3,811	(23,257)
Payables, accrued expenses and other liabilities	39,692	(3,940)	48,543

Net cash provided by operating activities	414,902	413,420	322,321

Cash flows from investing activities:
Cash paid for property and equipment	(143,714)	(134,950)	(229,804)
Cash paid for marketable securities	(318,742)	(265,872)	(405,659)
Sales and maturities of marketable securities	243,159	374,057	830,297
Acquisition of business	(15,325)	—	—

Net cash (used in) provided by investing activities	(234,622)	(26,765)	194,834

Cash flows from financing activities:
Borrowings under long-term debt	—	291,612	—
Repayments of long-term debt	(150,000)	(141,612)	—
Proceeds from the exercise of stock options	4,096	46,400	10,693
Excess tax benefits from share-based awards	350	6,194	3,822
Share repurchases related to share repurchase program	(45,787)	(465,304)	(611,475)
Share repurchases related to taxes for share-based awards	(2,052)	(10,120)	(3,947)

Net cash used in financing activities	(193,393)	(272,830)	(600,907)

Effect of exchange rate changes on cash and cash equivalents	(4,023)	(3,107)	(3,748)

(Decrease) increase in cash and cash equivalents	(17,136)	110,718	(87,500)
Cash and cash equivalents at beginning of period	265,276	154,558	242,058

Cash and cash equivalents at end of period	$248,140	$265,276	$154,558

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$111,958	$99,359	$144,892

Non-cash investing activities—Accrued capital expenditures	$17,020	$11,607	$18,771

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail stores, websites, catalogs and mobile applications. As of January 31, 2017 and 2016, the Company operated 606 and 572 stores, respectively. Stores located in the United States totaled 515 as of January 31, 2017 and 485 as of January 31, 2016. Operations in Europe and Canada included 54 stores and 37 stores as of January 31, 2017, respectively, and 52 stores and 35 stores as of January 31, 2016, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to approximately 1,900 better department and specialty retailers worldwide, third-party websites and to the Company’s retail stores.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2017 ended on January 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2017 and 2016, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Marketable Securities

All of the Company’s marketable securities as of January 31, 2017 and January 31, 2016 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive (loss) income” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2017, 2016 and 2015 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2017	$664	4,892	(4,968)	$588
Year ended January 31, 2016	$850	6,578	(6,764)	$664
Year ended January 31, 2015	$1,711	4,666	(5,527)	$850

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

merchandise has sold below cost during the prior twelve months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The majority of inventory at January 31, 2017 and 2016 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company periodically reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a store, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. The Company’s retail stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. During fiscal 2017, the Company recorded impairment charges for three retail stores, totaling $4,341, all of which is in “Cost of sales” in the Consolidated Statements of Income. During fiscal 2016, the Company recorded impairment charges for five retail stores, totaling $8,928, of which $7,429 is in “Cost of sales” and $1,499 is in “Selling, general and administrative expenses,” in the Consolidated Statements of Income. During the Company’s assessment of current and future performance it was determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective store assets. Impairment charges for fiscal 2015 were immaterial.

Deferred Rent

Rent expense from leases is recorded on a straight-line basis over the lease period. The net excess of rent expense over the actual cash paid is recorded as deferred rent. In addition, certain store leases provide for contingent rentals when sales exceed specified breakpoint levels that are weighted based upon historical cyclicality. For leases where achievement of these levels is considered probable based on cumulative lease year revenue versus the established breakpoint at any given point in time, the Company accrues a contingent rent liability and a corresponding rent expense.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Operating Leases

The Company leases its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions or some combination of these items.

The Company recognizes rent expense on a straight-line basis over the lease period commencing on the date that the premises are available from the landlord. The lease period includes the construction period required to make the leased space suitable for operating during which time the Company is not permitted to occupy the space. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup. The Company receives certain lease incentives and tenant improvement allowances in conjunction with entering into operating leases. Tenant improvement allowances are recorded as deferred rent on the Consolidated Balance Sheets and are amortized on a straight-line basis as a reduction of rent expense over the term of the related lease on the Consolidated Statements of Income.

Revenue Recognition

The Company recognizes revenue in the Retail segment at the point-of-sale for merchandise sold or services provided at stores or when merchandise is shipped to the customer, in each case, net of estimated customer returns. Revenue is recognized by the Company’s Wholesale segment when merchandise is shipped to the customer, net of estimated customer returns. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise in the Company’s Retail segment is tendered by cash, check, credit card, debit card or gift card. Uncollectible accounts receivable for the Retail segment is negligible and primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments.

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. The activity of the sales returns reserve for the years ended January 31, 2017, 2016 and 2015 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2017	$24,385	105,909	(105,412)	$24,882
Year ended January 31, 2016	$19,804	96,707	(92,126)	$24,385
Year ended January 31, 2015	$17,089	80,390	(77,675)	$19,804

Cost of Sales

Cost of sales includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink provisions; store occupancy costs, including rent and depreciation; delivery expense; inbound and outbound freight; customs related taxes and duties; inventory acquisition and purchasing costs; design costs; warehousing and handling costs and; other inventory acquisition related costs.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for direct-to-consumer advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to our Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs, on our websites, mobile applications and in our social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,087 and $3,724 as of January 31, 2017 and 2016, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Advertising expenses were $127,159, $114,104 and $103,882 for fiscal 2017, 2016 and 2015, respectively. In addition, the Company incurred web creative expenses of $31,237, $32,003 and $27,183 for fiscal 2017, 2016 and 2015, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2017, 2016 and 2015, the Company did not capitalize any internally generated internal-use software development costs because substantially all costs were incurred during the planning and operating stages, and costs incurred during the application and infrastructure development stage were not material.

Income Taxes

The Company utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. Investment tax credits or grants are accounted for in the period earned. The Company files a consolidated United States federal income tax return (see Note 9, “Income Taxes,” for a further discussion of income taxes). The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income/loss. Amounts included in accumulated other comprehensive loss relate to foreign currency

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of ($34,012) and ($23,479) as of January 31, 2017 and January 31, 2016, respectively, and unrealized (losses) gains, net of tax, on marketable securities of ($57) and $28 as of January 31, 2017 and January 31, 2016, respectively. The tax effect of the unrealized (losses) on marketable securities recorded in comprehensive loss was $28, $36 and $201 during fiscal 2017, 2016 and 2015, respectively. Gross realized gains and losses are included in “Other income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2017, 2016 and 2015 were not material.

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

In March 2016, the FASB issued an accounting standards update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt the new guidance effective February 1, 2017 using the modified retrospective approach. The Company will elect to account for forfeitures as they occur rather than estimate expected forfeitures. The net cumulative effect of this change will be recognized as an adjustment to retained earnings as of January 31, 2017, which will not be material. Once adopted, all excess tax benefits and tax deficiencies from share-based compensation will be recognized as income tax expense or benefit in the statement of income as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. The Company notes the potential for volatility in its effective tax rate as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into results of operations. From fiscal 2015 through fiscal 2017, the Company recorded an average of $1,274 of excess tax benefit from share-based compensation in additional paid-in capital. These amounts would have been recorded as a reduction to income tax expense under the new guidance. However, due to potential fluctuations in the stock price of the Company’s common stock, variability in the timing of stock option exercises and the spread of exercise prices on outstanding options, historical results are not necessarily indicative of future results.

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

In July 2015, the FASB issued an accounting standards update that clarifies the measurement of inventory. The update applies to entities which utilize the first-in, first-out (“FIFO”) and average cost methods of measuring inventory and states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value represents the estimated selling price less costs associated with completion, disposal and transportation. The update will be effective for the Company on February 1, 2017 and early adoption is permitted. The update is to be adopted on a prospective basis. The Company early adopted as of November 1, 2016. The effects of this update are immaterial to the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current periods presented in the financial statements. In August 2015, the FASB issued an accounting standards update which approved a one-year deferral of the effective date that allows the Company to defer the effective date to February 1, 2018, but still permits the Company to adopt the update as of the original February 1, 2017 effective date. The Company has determined it will adopt this update on February 1, 2018 and has concluded that the effects of this update will not have a material impact on its consolidated financial statements and related disclosures.

3. Acquisition

On February 1, 2016, the Company acquired certain assets of the Vetri Family group of restaurants, headquartered in Philadelphia, PA, for a total aggregate purchase price of approximately $18,937, of which $15,325 was paid in cash, $2,687 was satisfied through the settlement of a note

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

receivable and up to an additional $925 that will be paid in cash in fiscal 2018. No liabilities were assumed. Pro forma information related to this acquisition is not included because the impact on the Company’s Consolidated Statements of Income is not considered to be material.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2017 and 2016 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2017
Short-term Investments:
Corporate bonds	$59,403	$7	$(90)	$59,320
Municipal and pre-refunded municipal bonds	51,731	28	(12)	51,747

	111,134	35	(102)	111,067

Long-term Investments:
Corporate bonds	19,102	9	(33)	19,078
Municipal and pre-refunded municipal bonds	19,488	35	(9)	19,514
Mutual funds, held in rabbi trust	4,583	91	(1)	4,673
Certificates of deposit	1,023	—	—	1,023

	44,196	135	(43)	44,288

	$155,330	$170	$(145)	$155,355

As of January 31, 2016
Short-term Investments:
Corporate bonds	$33,885	$10	$(25)	$33,870
Municipal and pre-refunded municipal bonds	26,243	33	—	26,276
Certificates of deposit	915	—	—	915

	61,043	43	(25)	61,061

Long-term Investments:
Corporate bonds	12,227	9	(35)	12,201
Municipal and pre-refunded municipal bonds	18,028	58	(2)	18,084
Mutual funds, held in rabbi trust	4,604	6	(247)	4,363
Certificates of deposit	1,952	—	—	1,952

	36,811	73	(284)	36,600

	$97,854	$116	$(309)	$97,661

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Proceeds from the sales and maturities of available-for-sale securities were $243,159, $374,057 and $830,297 in fiscal 2017, 2016 and 2015, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized loss of $83 during fiscal 2017, a net realized gain of $43 during fiscal 2016 and a net realized gain of $237 during fiscal 2015. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $2,200, $3,841 and $6,696 for fiscal years 2017, 2016 and 2015, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2017 and January 31, 2016, respectively.

	January 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$61,612	$(123)	$—	$—	$61,612	$(123)
Municipal and pre-refunded municipal bonds	18,713	(21)	—	—	18,713	(21)
Mutual funds, held in rabbi trust	316	(1)	—	—	316	(1)

Total	$80,641	$(145)	$—	$—	$80,641	$(145)

	January 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$30,745	$(54)	$1,098	$(6)	$31,843	$(60)
Municipal and pre-refunded municipal bonds	997	(2)	434	—	1,431	(2)
Mutual funds, held in rabbi trust	4,363	(247)	—	—	4,363	(247)

Total	$36,105	$(303)	$1,532	$(6)	$37,637	$(309)

As of January 31, 2017 and 2016, there were a total of 206 and 84 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$78,398	$—	$—	$78,398
Municipal and pre-refunded municipal bonds	—	71,261	—	71,261
Mutual funds, held in rabbi trust	4,673	—	—	4,673
Certificates of deposit	—	1,023	—	1,023

	$83,071	$72,284	$—	$155,355

	Marketable Securities Fair Value as of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$46,071	$—	$—	$46,071
Municipal and pre-refunded municipal bonds	—	44,360	—	44,360
Mutual funds, held in rabbi trust	4,363	—	—	4,363
Certificates of deposit	—	2,867	—	2,867

	$50,434	$47,227	$—	$97,661

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2017 and January 31, 2016.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2017 and 2016, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, are periodically tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of the non-financial assets was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of the market in which the store is located. During fiscal 2017 and 2016, the Company determined that certain long-lived assets at the Company’s retail stores were unable to recover their carrying value. These assets were written down to a fair value resulting in impairment charges of $4,341 and $8,928 in fiscal 2017 and 2016, respectively. Impairment amounts in 2015 were immaterial.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2017	2016
Land	$21,310	$15,197
Buildings	300,130	294,674
Furniture and fixtures	437,268	424,681
Leasehold improvements	896,279	860,577
Other operating equipment	280,581	249,969
Construction-in-progress	43,346	44,763

	1,978,914	1,889,861
Accumulated depreciation	(1,111,128)	(1,026,724)

Total	$867,786	$863,137

Depreciation expense for property and equipment in fiscal 2017, 2016 and 2015 was $133,130, $138,881 and $131,414, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2017	2016
Gift cards and merchandise credits	$55,144	$51,549
Sales return reserves	24,882	24,385
Accrued sales and VAT taxes	24,794	17,145
Accrued construction	17,001	11,595
Accrued rents, estimated property taxes and other property expenses	16,838	10,411
Other current liabilities	35,950	54,637

Total	$174,609	$169,722

8. Debt

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

As of January 31, 2017, the Company was in compliance with all terms of the Credit Agreement and borrowings under the Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $12,852.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2017, the Company had outstanding trade letters of credit of $60,539, and available trade letters of credit of $69,461 under these facilities.

9. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Domestic	$297,347	$323,906	$328,479
Foreign	40,752	26,125	34,971

	$338,099	$350,031	$363,450

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Current:
Federal	$103,951	$84,274	$109,978
State	15,130	21,391	19,665
Foreign	5,699	6,215	3,600

	$124,780	$111,880	$133,243

Deferred:
Federal	$(5,765)	$13,985	$(3,295)
State	1,029	(1,218)	1,372
Foreign	(65)	895	(298)

	(4,801)	13,662	(2,221)

	$119,979	$125,542	$131,022

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2017	2016	2015
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.1	3.7	3.7
Foreign taxes	(2.9)	(2.0)	(2.4)
Federal rehabilitation tax credit	0.0	(1.9)	0.0
Other	0.3	1.1	(0.3)

Effective tax rate	35.5%	35.9%	36.0%

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2017 and 2016 are as follows:

	January 31,
	2017	2016
Deferred tax liabilities:
Prepaid expense	$(3,460)	$(4,645)
Depreciation	(70,944)	(66,936)
Other temporary differences	(2,024)	(2,604)

Gross deferred tax liabilities	(76,428)	(74,185)

Deferred tax assets:
Deferred rent	79,675	72,253
Inventory.	9,760	11,031
Accounts receivable	3,241	3,953
Net operating loss carryforwards	2,859	4,941
Tax uncertainties	1,949	2,972
Accrued salaries and benefits	28,234	27,660
Income tax credits	4,550	4,287
Other temporary differences	5,512	7,896

Gross deferred tax assets, before valuation allowances	135,780	134,993

Valuation allowances	(6,688)	(6,560)

Net deferred tax assets	$52,664	$54,248

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2017 and 2016, respectively, $28,549 and $28,249 were attributable to U.S. federal, $14,798 and $17,391 were attributed to state jurisdictions and $9,317 and $8,608 were attributed to foreign jurisdictions.

As of January 31, 2017, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $179 that expire from 2017 through 2022 and approximately $10,176 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss and credit carryforwards for tax purposes of approximately $5,841 that expire from 2021 through 2037 and $6,373 that expire from 2018 through 2031. As of January 31, 2017, the Company had a full valuation allowance for certain foreign net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized. In November 2015, the FASB issued an accounting standards update that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. The Company elected to early adopt this update and prospectively applied the update to deferred tax assets and liabilities as of January 31, 2016.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $293,160 as of January 31, 2017. These earnings are deemed to be permanently re-invested to finance growth programs. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2017	2016	2015
Balance at the beginning of the period	$7,838	$6,889	$4,835
Increases in tax positions for prior years	21	4,053	2,518
Decreases in tax positions for prior years	(725)	(891)	(12)
Increases in tax positions for current year	187	274	352
Settlements	(590)	(1,590)	(620)
Lapse in statute of limitations	(933)	(897)	(184)

Balance at the end of the period	$5,798	$7,838	$6,889

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $4,466 and $5,698 as of January 31, 2017 and 2016, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2017, 2016 and 2015, the Company recognized expense/(benefit) of ($218), ($686) and $408, respectively, related to interest and penalties. The Company accrued $582 and $800 for the payment of interest and penalties as of January 31, 2017 and 2016, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2007 to 2016. It is possible that a state or foreign examination may be resolved within twelve months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4,009.

10. Share-Based Compensation

The Company’s 2008 Stock Incentive Plan authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. Awards under this plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee. As of January 31, 2017, there were 4,592,443 common shares available to grant under the 2008 Stock Incentive Plan. Pursuant to the terms of the Company’s 2008 Stock Incentive Plan, certain awards may not be granted after February 25, 2018.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

On December 12, 2016, the Board of Directors approved the Urban Outfitters 2017 Stock Incentive Plan (the “2017 Plan”), which will be submitted to the Company’s shareholders for approval at the Company’s 2017 Annual Meeting of Shareholders. The 2017 Plan is substantially the same as the Company’s 2008 Stock Incentive Plan. The types of awards authorized under the 2017 Plan include restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. An aggregate of 10,000,000 of the Company’s common shares may be granted under the 2017 Plan. As of January 31, 2017, no awards have been made under the 2017 Plan.

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

Based on the Company’s historical experience, it has assumed an annualized forfeiture rate of 5% for its unvested share-based awards granted during the fiscal years ended January 31, 2017, 2016 and 2015. For share-based awards granted in previous years that remain unvested, an annualized forfeiture rate of 5% has been assumed. The Company will record additional expense if the actual forfeiture rate is lower than it estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2017, 2016 and 2015 was as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Stock Options	$1,002	$841	$1,377
Stock Appreciation Rights	240	1,295	2,244
Performance Stock Units (1)(2)(3)	12,349	13,464	12,991
Restricted Stock Units	4,700	23	124

Total	$18,291	$15,623	$16,736

(1)	Includes the reversal of $7,908 of previously recognized compensation expense in fiscal 2017, related to 505,510 PSU’s that will not vest as the achievement of the related performance target is not probable.
(2)	Includes the reversal of $967 of previously recognized compensation expense in fiscal 2016, related to 50,004 PSU’s that will not vest as the achievement of the related performance target is not probable.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(3)	Includes the reversal of $1,396 of previously recognized compensation expense in fiscal 2015, related to 163,336 PSU’s that will not vest as the achievement of the related performance target is not probable.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2017, 2016 and 2015 was $7,132, $6,182 and $6,367, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2017, 2016 and 2015 was $2,272, $14,512 and $5,813, respectively.

Stock Options

The Company may grant stock options which generally vest over a period of one to three years. Stock options become exercisable over the vesting period in installments determined by the Company, which can vary depending upon each individual grant. Stock options granted to non-employee directors generally vest over a period of one year. The following weighted-average assumptions were used in the Model to estimate the fair value of stock options at the date of grant:

	Fiscal Year Ended January 31,
	2017	2016	2015
Expected life, in years	3.4	3.5	3.4
Risk-free interest rate	0.9%	1.2%	1.1%
Volatility	34.2%	32.5%	33.0%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	950,375	$33.17	2.9	$307
Granted	140,000	28.47
Exercised	(177,625)	23.06
Forfeited or Expired	(4,500)	27.27

Awards outstanding at end of year	908,250	34.45	3.1	$75
Awards outstanding expected to vest	901,250	34.45	3.1	$71

Awards exercisable at end of year	768,250	$35.54	3.1	$75

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes other information related to stock options during the years ended January 31, 2017, 2016 and 2015:

	Fiscal Year Ended January 31,
	2017	2016	2015
Weighted-average grant date fair value—per share	$7.31	$7.46	$7.02
Intrinsic value of awards exercised	$1,566	$14,193	$4,852
Net cash proceeds from the exercise of stock options	$4,096	$46,400	$10,693

Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2017, was $301, which is expected to be recognized over the weighted-average period of 0.3 year.

Stock Appreciation Rights

The Company may grant SAR’s which generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. There were no SAR’s granted during the fiscal years ended January 31, 2017, 2016, and 2015.

The following table summarizes the Company’s SAR activity for the fiscal year ended January 31, 2017:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	304,100	$31.74	3.5	$—
Granted	—	—
Exercised	(69,675)	28.53
Forfeited or Expired	(3,100)	32.80

Awards outstanding at end of year	231,325	32.69	2.5	$—
Awards outstanding expected to vest	230,234	32.69	2.5	$—

Awards exercisable at end of year	184,363	$32.47	2.5	$—

The following table summarizes other information related to SAR’s during the years ended January 31, 2017, 2016 and 2015:

	Fiscal Year Ended January 31,
	2017	2016	2015
Weighted-average grant date fair value—per share	$—	$—	$—
Intrinsic value of awards exercised	$566	$7,386	$654

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Total unrecognized compensation cost of SAR’s granted, but not yet vested, as of January 31, 2017, was $139, which is expected to be recognized over the weighted-average period of 0.8 year.

Performance Stock Units

The Company may grant PSU’s which vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s are determined using a Monte Carlo simulation. This model uses assumptions including the risk free interest rate, expected volatility of the Company’s stock price and expected life of the awards. The Company makes certain estimates about the number of awards which will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a three to five year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2017:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	4,183,298	$20.64
Granted	410,000	27.30
Vested	(100,000)	25.37
Forfeited	(1,442,564)	15.92

Non-vested awards outstanding at end of year	3,050,734	$17.98

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2017, 2016 and 2015 was $27.30, $18.94 and $23.40, per share, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2017, was $25,138, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

The Company may grant RSU’s which vest based on the achievement of specified service conditions. RSU’s typically vest over a three to five-year period.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2017:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	—	$—
Granted	561,500	28.10
Vested	—	—
Forfeited	(30,000)	26.78

Non-vested awards outstanding at end of year	531,500	$28.17

The weighted-average grant date fair value of RSU’s awarded during the fiscal year ended January 31, 2017 was $28.10. There were no RSU’s granted during the fiscal years ended January 31, 2016 and January 31, 2015. No RSU’s vested during the fiscal years ended January 31, 2017 and January 31, 2015. The aggregate grant date fair value of RSU’s vested during the fiscal year ended January 31, 2016 was $39.06. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2017, was $9,525, which is expected to be recognized over a weighted-average period of 2.1 years.

11. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2017	2016
Number of common shares repurchased and subsequently retired	1,324,700	14,961,710
Total cost	$45,787	$465,304
Average cost per share, including commissions	$34.56	$31.10

On May 27, 2014, the Company’s Board of Directors authorized the repurchase of 10,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2015. On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program, of which 5,995,059 common shares were remaining as of January 31, 2017.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2017 and January 31, 2016, the Company acquired and subsequently retired 55,769 and 247,124 common shares at a total cost of $2,052 and $10,120, respectively, from employees to meet minimum statutory tax withholding requirements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

12. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in “Accumulated other comprehensive income (loss),” by component, net of tax, for the fiscal years ended January 31, 2017 and 2016, respectively:

	Fiscal Year Ended January 31, 2017
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(23,479)	$28	(23,451)
Other comprehensive income (loss) before reclassifications	(10,533)	(2)	(10,535)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(83)	(83)

Net current-period total other comprehensive income/(loss)	(10,533)	(85)	(10,618)

Ending Balance	$(34,012)	$(57)	$(34,069)

	Fiscal Year Ended January 31, 2016
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(15,516)	$89	$(15,427)
Other comprehensive income (loss) before reclassifications	(7,963)	(104)	(8,067)
Amounts reclassified from accumulated other comprehensive income (loss)	—	43	43

Net current-period total other comprehensive income/(loss)	(7,963)	(61)	(8,024)

Ending Balance	$(23,479)	$28	$(23,451)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

13. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2017	2016	2015
Basic weighted-average common shares outstanding	116,873,023	125,232,499	136,651,899
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	418,094	780,915	1,540,835

Diluted weighted-average shares outstanding	117,291,117	126,013,414	138,192,734

For the fiscal years ended January 31, 2017, 2016 and 2015, awards to purchase 812,957 common shares ranging in price from $28.10 to $46.02, 692,942 common shares ranging in price from $25.60 to $46.02 and 1,015,895 common shares ranging in price from $35.12 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2017 and 2016, 3,165,152 and 2,957,573 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

14. Commitments and Contingencies

Leases

The Company leases its stores, certain fulfillment and distribution facilities, and offices under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2018	$281,249
2019	267,825
2020	247,806
2021	220,263
2022	188,706
Thereafter	784,839

Total minimum lease payments	$1,990,688

Amounts noted above include commitments for 13 executed leases for stores not opened as of January 31, 2017 as well as one ground lease with Waterloo Devon, LP, a related party (See Note 15, “Related Party Transactions”). The majority of our leases allow for renewal options between five and

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2017	2016	2015
Minimum and percentage rentals	$260,421	$245,474	$234,982
Contingent rentals	2,244	2,704	3,901

Total	$262,665	$248,178	$238,883

Purchase Commitments

As of January 31, 2017, the Company also has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are satisfied within twelve months, as well as commitments for products and services including information technology contracts, of $418,221. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2017, the Company also has commitments related to contracts with construction contractors, fully satisfied upon the completion of construction, which is typically within twelve months, of $6,409.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $2,455, $2,121 and $1,708 for fiscal years 2017, 2016 and 2015, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. The Company’s matching contributions are calculated to provide $0.25 per employee contribution dollar on the first 6% of total compensation deferred under the combination of both the Plan and the NQDC. Employee contributions are 100% vested on the contribution date and the Company’s matching contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $84, $105 and $100 during fiscal years 2017, 2016 and 2015, respectively. The NQDC obligation was $4,673 and $4,363 as of January 31, 2017 and 2016, respectively. The Company has

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $4,673 and $4,363 as of January 31, 2017 and 2016, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2017, 2016 and 2015 were $2,420, $2,493 and $2,752, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Amounts due to DBR as of January 31, 2017 and 2016 were approximately $102 and $217, respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2017 in the United States. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s directors, and is the president and the sole shareholder of The McDevitt Company. Mr. McDevitt’s wife, Wendy McDevitt, is an employee of the Company. In addition, Mr. McDevitt owns McDevitt Corporation Limited, a United Kingdom entity, and McDevitt Netherlands BV, a Dutch entity. During fiscal 2017, 2016 and 2015, the Company paid real estate commissions of $157, $422 and $295, respectively, to West Street Consultancy Limited, a United Kingdom entity owned by an employee of McDevitt Corporation Limited. The Company also paid commissions of $144, $24 and $300 during fiscal 2017, 2016 and 2015, respectively, to McDevitt Netherlands BV. The Company has been advised that West Street Consultancy Limited has entered into an arrangement to share a portion of its commissions with McDevitt Corporation Limited.

On September 20, 2016, the Company, through its wholly-owned subsidiary, Anthropologie, Inc., entered into a ground lease (the “Lease”) with Waterloo Devon, L.P. (the “Landlord”). Wade L. McDevitt is a minority owner of the Landlord and its general partner and the brother-in-law of Scott Belair, one of the Company’s directors. Pursuant to the Lease, the Company rented approximately 6 acres located in Devon, Pennsylvania to develop a lifestyle center, which will include an expanded format Anthropologie store, a Terrain store, several URBN restaurant concepts, and a boutique event space. Commencement of the Lease is contingent on obtaining certain zoning, land use and land development approvals within specified timeframes. If those contingencies are met, the Lease has an initial term of 40 years with two options to extend, each for an additional ten-year term. The initial rental rate is $1,087 per year and rent increases 10% every five years during the initial term. The aggregate amount of rental payments payable under the initial term of the Lease is approximately

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

$62,135. Real estate taxes, insurance, construction costs and other third-party expenses will also be paid by the Company. If the Company exercises its option to extend the Lease, rental payments during such extension term will be 90% of the market rental rate. The Company retained a national commercial real estate services firm to provide an appraisal of the initial market rental value of a portion of the property, which confirmed that the proposed initial rental rate per acre was consistent with market rates. The Lease and appraisal were reviewed by a committee of disinterested members of the Company’s Board of Directors and the Lease was approved by this committee and by the Company’s Board of Directors.

The Addis Group (“Addis”), an insurance brokerage and risk management consulting company, acted as the Company’s commercial insurance broker and risk management consultant for the years ended January 31, 2016 and 2015. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions. Addis merged into BB&T Insurance Services (“BB&T”) in August 2015. Scott Addis, the brother-in-law of Richard A. Hayne and Margaret A. Hayne, was President of Addis until December 31, 2015. There were no amounts due to or from Addis or BB&T as of January 31, 2017 and January 31, 2016.

16. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company has two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the aggregation of its six brands operating under the names “Anthropologie,” “Bhldn,” “Free People,” “Terrain,” “Urban Outfitters” and “Vetri Family.” The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of January 31, 2017, there were 242 Urban Outfitters stores, 225 Anthropologie Group stores, 127 Free People stores and 12 restaurants. Urban Outfitters, the Anthropologie Group and Free People, including their stores and direct-to-consumer channels, and restaurants are each considered an operating segment. Net sales from the Retail segment accounted for approximately 91.9%, 92.4% and 93.2% of total consolidated net sales for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. The remaining net sales are derived from the Company’s Wholesale segment that distributes apparel and shoes to approximately 1,900 better department and specialty retailers worldwide, third-party websites and to the Retail segment.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance. Over the next several years we plan to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the Retail and Wholesale segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2017	2016	2015
Net sales
Retail operations	$3,256,890	$3,184,955	$3,097,274
Wholesale operations	298,566	273,603	237,491
Intersegment elimination	(9,662)	(13,424)	(11,688)

Total net sales	$3,545,794	$3,445,134	$3,323,077

Income from operations
Retail operations	$325,666	$342,885	$354,326
Wholesale operations	58,169	54,444	55,403
Intersegment elimination	(614)	(1,096)	(1,079)

Total segment operating income	383,221	396,233	408,650
General corporate expenses	(44,694)	(42,654)	(43,265)

Total income from operations	$338,527	$353,579	$365,385

Depreciation expense for property and equipment
Retail operations	$132,150	$137,963	$130,383
Wholesale operations	980	918	1,031

Total depreciation expense for property and equipment	$133,130	$138,881	$131,414

Inventory
Retail operations	$301,519	$289,170
Wholesale operations	37,071	41,053

Total inventory	$338,590	$330,223

Property and equipment, net
Retail operations	$864,396	$859,277
Wholesale operations	3,390	3,860

Total property and equipment, net	$867,786	$863,137

Cash paid for property and equipment
Retail operations	$142,872	$134,627	$228,682
Wholesale operations	842	323	1,122

Total cash paid for property and equipment	$143,714	$134,950	$229,804

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2017	2016	2015
Net Sales
Domestic operations	$3,114,014	$3,005,595	$2,870,140
Foreign operations	431,780	439,539	452,937

Total net sales	$3,545,794	$3,445,134	$3,323,077

Property and equipment, net
Domestic operations	$766,419	$742,171
Foreign operations	101,367	120,966

Total property and equipment, net	$867,786	$863,137