Form 10-Q
period 2017-04-30
URBAN OUTFITTERS INC
filed 2017-06-08
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common shares, $0.0001 par value—115,790,358 shares outstanding on June 2, 2017.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30, 2017	January 31, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$252,484	$248,140	$228,144
Marketable securities	118,493	111,067	59,564
Accounts receivable, net of allowance for doubtful accounts of $578, $588 and $1,063, respectively	83,949	54,505	72,165
Inventory	359,493	338,590	359,865
Prepaid expenses and other current assets	110,431	129,095	89,793

Total current assets	924,850	881,397	809,531
Property and equipment, net	851,259	867,786	871,504
Marketable securities	38,451	44,288	18,710
Deferred income taxes and other assets	113,515	109,166	115,149

Total Assets	$1,928,075	$1,902,637	$1,814,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,153	$119,537	$151,983
Accrued expenses, accrued compensation and other current liabilities	196,328	233,391	190,378

Total current liabilities	353,481	352,928	342,361
Long-term debt	—	—	75,000
Deferred rent and other liabilities	241,904	236,625	223,480

Total Liabilities	595,385	589,553	640,841

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 116,290,358, 116,233,781 and 117,116,520 shares issued and outstanding, respectively	12	12	12
Additional paid-in-capital	6,628	—	—
Retained earnings	1,358,319	1,347,141	1,187,906
Accumulated other comprehensive loss	(32,269)	(34,069)	(13,865)

Total Shareholders’ Equity	1,332,690	1,313,084	1,174,053

Total Liabilities and Shareholders’ Equity	$1,928,075	$1,902,637	$1,814,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2017	2016
Net sales	$761,190	$762,577
Cost of sales	521,410	500,686

Gross profit	239,780	261,891
Selling, general and administrative expenses	218,744	211,408

Income from operations	21,036	50,483
Other income (expense), net	319	(1,577)

Income before income taxes	21,355	48,906
Income tax expense	9,417	19,344

Net income	$11,938	$29,562

Net income per common share:
Basic	$0.10	$0.25

Diluted	$0.10	$0.25

Weighted-average common shares outstanding:
Basic	116,276,289	117,304,736

Diluted	116,539,305	117,587,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2017	2016
Net income	$11,938	$29,562
Other comprehensive income:
Foreign currency translation	1,788	9,590
Change in unrealized gains (losses) on marketable securities, net of tax	12	(4)

Total other comprehensive income	1,800	9,586

Comprehensive income	$13,738	$39,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2017	116,233,781	$12	$—	$1,347,141	$(34,069)	$1,313,084
Comprehensive income	—	—	—	11,938	1,800	13,738
Share-based compensation	—	—	6,163	—	—	6,163
Stock options and awards	100,000	—	—	—	—	—
Cumulative effect of change in accounting pronouncement	—	—	1,607	(760)	—	847
Share repurchases	(43,423)	—	(1,142)	—	—	(1,142)

Balances as of April 30, 2017	116,290,358	$12	$6,628	$1,358,319	$(32,269)	$1,332,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,938	$29,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,136	34,844
Benefit for deferred income taxes	(3,872)	(3,107)
Share-based compensation expense	6,163	5,760
Loss on disposition of property and equipment, net	528	780
Changes in assets and liabilities:
Receivables	(29,308)	3,812
Inventory	(20,365)	(27,357)
Prepaid expenses and other assets	2,356	13,240
Payables, accrued expenses and other liabilities	13,454	12,573

Net cash provided by operating activities	13,030	70,107

Cash flows from investing activities:
Cash paid for property and equipment	(23,541)	(31,111)
Cash paid for marketable securities	(50,272)	(37,328)
Sales and maturities of marketable securities	64,903	57,219
Acquisition of business	—	(15,325)

Net cash used in investing activities	(8,910)	(26,545)

Cash flows from financing activities:
Repayments of long-term debt	—	(75,000)
Proceeds from the exercise of stock options	—	2,472
Share repurchases related to share repurchase program	—	(10,704)
Share repurchases related to taxes for share-based awards	(1,142)	—

Net cash used in financing activities	(1,142)	(83,232)

Effect of exchange rate changes on cash and cash equivalents	1,366	2,538

Increase (decrease) in cash and cash equivalents	4,344	(37,132)
Cash and cash equivalents at beginning of period	248,140	265,276

Cash and cash equivalents at end of period	$252,484	$228,144

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$6,865	$10,106

Non-cash investing activities—Accrued capital expenditures	$7,961	$15,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the United States Securities and Exchange Commission on April 3, 2017.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2018 will end on January 31, 2018.

2. Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on February 1, 2017 and recorded a cumulative effect reduction to beginning retained earnings of $(984) related to the Company’s election to record forfeitures as they occur and $224 related to the recognition of previously unrecognized excess tax benefits. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits (deficits) in the statement of cash flows, which resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $150 for the three months ended April 30, 2016. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the provision for income taxes in the consolidated results of operations will be applied prospectively. The Company recorded excess tax deficits of $442 during the three months ended April 30, 2017.

Recently Issued

In October 2016, the FASB issued an accounting standards update that amends the existing guidance on the income tax effects of intra-entity asset transfers with the exception of transfers of inventory. The update requires the recognition of tax expense when an intra-entity asset transfer occurs as opposed to being deferred under the existing guidance. The update will be effective for the Company on February 1, 2018 and early adoption is permitted in the first interim period of a fiscal year. The update requires a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued an accounting standards update that amends the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. The update will be effective for the Company on February 1, 2019 and early adoption is permitted. The update requires a modified retrospective transition approach, which includes a number of practical expedients. While the Company expects adoption to result in a significant increase in the assets and liabilities recorded on its balance sheet, the Company is currently assessing the overall impact on its consolidated financial statements and related disclosures.

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

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2017, January 31, 2017 and April 30, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2017
Short-term Investments:
Corporate bonds	$77,313	$4	$(58)	$77,259
Municipal and pre-refunded municipal bonds	40,788	24	(3)	40,809
Certificates of deposit	425	—	—	425

	118,526	28	(61)	118,493

Long-term Investments:
Corporate bonds	27,586	3	(36)	27,553
Municipal and pre-refunded municipal bonds	4,758	17	—	4,775
Mutual funds, held in rabbi trust	5,011	62	(1)	5,072
Certificates of deposit	1,051	—	—	1,051

	38,406	82	(37)	38,451

	$156,932	$110	$(98)	$156,944

As of January 31, 2017
Short-term Investments:
Corporate bonds	$59,403	$7	$(90)	$59,320
Municipal and pre-refunded municipal bonds	51,731	28	(12)	51,747

	111,134	35	(102)	111,067

Long-term Investments:
Corporate bonds	19,102	9	(33)	19,078
Municipal and pre-refunded municipal bonds	19,488	35	(9)	19,514
Mutual funds, held in rabbi trust	4,583	91	(1)	4,673
Certificates of deposit	1,023	—	—	1,023

	44,196	135	(43)	44,288

	$155,330	$170	$(145)	$155,355

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of April 30, 2016
Short-term Investments:
Corporate bonds	$18,972	$5	$(7)	$18,970
Municipal and pre-refunded municipal bonds	40,569	27	(2)	40,594

	59,541	32	(9)	59,564

Long-term Investments:
Corporate bonds	5,356	2	(10)	5,348
Municipal and pre-refunded municipal bonds	9,060	20	(1)	9,079
Mutual funds, held in rabbi trust	3,907	30	(3)	3,934
Certificates of deposit	349	—	—	349

	18,672	52	(14)	18,710

	$78,213	$84	$(23)	$78,274

Proceeds from the sales and maturities of available-for-sale securities were $64,903 and $57,219 for the three months ended April 30, 2017 and 2016, respectively. The Company included in “Other income (expense), net,” in the Condensed Consolidated Statements of Income, net realized gains of $14 and $13 for the three months ended April 30, 2017 and 2016, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income (expense), net” of $803 and $594 for the three months ended April 30, 2017 and 2016, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$104,812	$—	$—	$104,812
Municipal and pre-refunded municipal bonds	—	45,584	—	45,584
Mutual funds, held in rabbi trust	5,072	—	—	5,072
Certificates of deposit	—	1,476	—	1,476

	$109,884	$47,060	$—	$156,944

	Marketable Securities Fair Value as of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$78,398	$—	$—	$78,398
Municipal and pre-refunded municipal bonds	—	71,261	—	71,261
Mutual funds, held in rabbi trust	4,673	—	—	4,673
Certificates of deposit	—	1,023	—	1,023

	$83,071	$72,284	$—	$155,355

	Marketable Securities Fair Value as of April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$24,318	$—	$—	$24,318
Municipal and pre-refunded municipal bonds	—	49,673	—	49,673
Mutual funds, held in rabbi trust	3,934	—	—	3,934
Certificates of deposit	—	349	—	349

	$28,252	$50,022	$—	$78,274

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2017, January 31, 2017 and April 30, 2016.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2017 and 2016, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, are periodically tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of the non-financial assets was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the store is located. For the three months ended April 30, 2017 and 2016, impairment charges were zero.

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

As of April 30, 2017, the Company was in compliance with all terms of the Credit Agreement and borrowings under the Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $8,922.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of April 30, 2017, the Company had outstanding trade letters of credit of $50,441, and available trade letters of credit of $79,559 under these facilities.

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2017 and 2016 was as follows:

	Three Months Ended April 30,
	2017	2016
Stock Options	$249	$209
Stock Appreciation Rights	61	59
Performance Stock Units	4,018	4,592
Restricted Stock Units	1,835	900

Total	$6,163	$5,760

Share-based awards granted and the weighted-average fair value for the three months ended April 30, 2017 was as follows:

	Three Months Ended April 30, 2017
	Awards Granted	Weighted- Average Fair Value
Stock Options	—	$—
Stock Appreciation Rights	—	$—
Performance Stock Units	290,000	$25.14
Restricted Stock Units	596,000	$26.03

Total	886,000

During the three months ended April 30, 2017, 100,000 PSU’s vested. No stock options or SAR’s were exercised and no RSU’s vested during the three months ended April 30, 2017.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2017 was as follows:

	April 30, 2017
	Unrecognized Compensation Cost	Weighted- Average Years
Stock Options	$67	0.1
Stock Appreciation Rights	85	0.6
Performance Stock Units	28,066	2.2
Restricted Stock Units	22,912	2.5

Total	$51,130

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended April 30,
	2017	2016
Number of common shares repurchased and subsequently retired	—	324,700
Total cost	$—	$10,704
Average cost per share, including commissions	$—	$32.97

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program, of which 5,995,059 common shares were remaining as of April 30, 2017.

Subsequent to April 30, 2017, the Company repurchased and subsequently retired a total of 500,000 common shares for approximately $9,455, at an average price of $18.91 per share, including commissions, which the Company funded with available cash, cash equivalents and marketable securities.

During the three months ended April 30, 2017, the Company acquired and subsequently retired 43,423 common shares at a total cost of $1,142 from employees to meet minimum statutory tax withholding requirements. During the three months ended April 30, 2016, the Company did not acquire any common shares from employees to meet minimum statutory tax withholding requirements.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive income (loss),” by component, net of tax, for the three months ended April 30, 2017 and 2016, respectively:

	Three Months Ended April 30, 2017
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total

Balance at beginning of period	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	1,788	(2)	1,786
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	14

Net current-period other comprehensive income (loss)	1,788	12	1,800

Balance at end of period	$(32,224)	$(45)	$(32,269)

	Three Months Ended April 30, 2016
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total

Balance at beginning of period	$(23,479)	$28	$(23,451)
Other comprehensive income (loss) before reclassifications	9,590	(17)	9,573
Amounts reclassified from accumulated other comprehensive income (loss)	—	13	13

Net current-period other comprehensive income (loss)	9,590	(4)	9,586

Balance at end of period	$(13,889)	$24	$(13,865)

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

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended April 30,
	2017	2016
Basic weighted-average common shares outstanding	116,276,289	117,304,736
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	263,016	282,273

Diluted weighted-average shares outstanding	116,539,305	117,587,009

For the three months ended April 30, 2017 and 2016, awards to purchase 1,128,400 common shares ranging in price from $25.60 to $46.02 and 918,000 common shares ranging in price from $29.92 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2017 and 2016 were 2,941,727 and 4,034,213 performance-based equity awards, respectively, since they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments— “Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of April 30, 2017, there were 242 Urban Outfitters stores, 225 Anthropologie Group stores, 130 Free People stores and 12 restaurants under the Food and Beverage division. Urban Outfitters, the Anthropologie Group and Free People, including their stores and direct-to-consumer channels, and restaurants are each considered an operating segment. Net sales from the Retail segment accounted for approximately 90.7% and 91.8% of total consolidated net sales for the three months ended April 30, 2017 and 2016, respectively. The remaining net sales are derived from the Company’s Wholesale segment that consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel, including intimates and activewear, and shoes sold through approximately 1,900 department and specialty stores worldwide, third-party websites and the Retail segment.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. The Company also allows customers to view in-store inventory from its websites and mobile applications. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance. Over the next several years the Company plans to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences.

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

	April 30, 2017	January 31, 2017	April 30, 2016
Inventory
Retail operations	$324,126	$301,519	$324,940
Wholesale operations	35,367	37,071	34,925

Total inventory	$359,493	$338,590	$359,865

Property and equipment, net
Retail operations	$847,926	$864,396	$867,813
Wholesale operations	3,333	3,390	3,691

Total property and equipment, net	$851,259	$867,786	$871,504

	Three Months Ended April 30,
	2017	2016
Net sales
Retail operations	$690,352	$700,193
Wholesale operations	72,949	64,488
Intersegment elimination	(2,111)	(2,104)

Total net sales	$761,190	$762,577

Income from operations
Retail operations	$19,905	$50,799
Wholesale operations	16,269	9,811
Intersegment elimination	10	(171)

Total segment operating income	36,184	60,439
General corporate expenses	(15,148)	(9,956)

Total income from operations	$21,036	$50,483

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30, 2017	January 31, 2017	April 30, 2016
Property and equipment, net
Domestic operations	$754,965	$766,419	$749,072
Foreign operations	96,294	101,367	122,432

Total property and equipment, net	$851,259	$867,786	$871,504

	Three Months Ended April 30,
	2017	2016
Net Sales
Domestic operations	$677,953	$673,364
Foreign operations	83,237	89,213

Total net sales	$761,190	$762,577

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, any effects of war, terrorism and civil unrest, natural disasters or severe weather conditions, increases in labor costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on April 3, 2017. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel, including intimates and activewear, and shoes sold through department and specialty stores worldwide, third-party websites and the Retail segment.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2018 will end on January 31, 2018.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. We also allow customers to view in-store inventory from our websites and mobile applications. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several years we plan to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences.

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable direct-to-consumer channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A direct-to-consumer channel is considered to be comparable if it has been operational for at least 12 full months. There is no overlap between comparable store net sales and comparable direct-to-consumer net sales. Sales from stores and direct-to-consumer channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. The effects of foreign currency translation are also considered non-comparable.

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

As of April 30, 2017, we operated 242 Urban Outfitters stores of which 181 were located in the United States, 18 were located in Canada and 43 were located in Europe. For the three months ended April 30, 2017, we opened one new Urban Outfitters store, and we closed one store, both in the United States. Total store selling square footage of 2.2 million square feet was flat compared to the prior year period. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, intimates, footwear, beauty and accessories, home goods, activewear and electronics. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.8% and 6.6% of consolidated net sales, respectively, for the three months ended April 30, 2017, compared to 31.8% and 7.4%, respectively, for the comparable period in fiscal 2017.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. As of April 30, 2017, we operated 225 Anthropologie Group stores, of which 201 were located in the United States, 13 were located in Canada and 11 were located in Europe. For the three months ended April 30, 2017, we opened one new Anthropologie Group store, and we closed one store, both located in the United States. Total store selling square footage increased 6.8% over the prior year period to 1.7 million square feet driven mainly by the opening of expanded format stores. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. The Anthropologie brand offers registry services through its website and mobile application and in all of its stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, beauty, home furnishings and a diverse array of gifts and decorative items. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. We plan to open additional Anthropologie Group stores, which will include all Anthropologie Group brands and allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.4% and 1.5% of consolidated net sales, respectively, for the three months ended April 30, 2017, compared to 40.0% and 1.4%, respectively, for the comparable period in fiscal 2017.

As of April 30, 2017, we operated 130 Free People stores, of which 124 were located in the United States and six were located in Canada. For the three months ended April 30, 2017, we opened four new Free People stores, and we closed one store, all located in the United States. Total store selling square footage increased 27.2% over the prior year period to 271,000. The increase in selling square footage compared to the prior year period was a result of operating 13 net new stores, including expanded format stores, that were not in operation during the prior 12 month period. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, shoes, activewear, accessories, beauty and wellness, home products and gifts. We plan to open additional stores over the next several years, some of which will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and activewear. Free People’s Retail segment net sales accounted for approximately 11.7% of consolidated net sales for the three months ended April 30, 2017, compared to approximately 10.8% for the comparable period in fiscal 2017.

As of April 30, 2017, we operated 12 restaurants under our Food and Beverage division, all of which were located in the United States. For the three months ended April 30, 2017, we opened one new restaurant, and we closed one restaurant. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2017 and the comparable period in fiscal 2017.

We plan to open approximately 19 new stores during fiscal 2018, including four Urban Outfitters stores, four Anthropologie Group stores, ten Free People stores and one restaurant. We plan to close approximately eight stores during fiscal 2018, including two Urban Outfitters stores, two Anthropologie Group stores, three Free People stores and one restaurant. Within the United States and Canada, future new store growth will be driven by the Free People brand, as both Urban Outfitters and Anthropologie brands are at or close to our currently planned total store count. Our growth strategy for the Anthropologie Group will focus on relocation or the conversion of existing stores into expanded format stores. In the future, we plan for new store growth for the Urban Outfitters, Anthropologie and Free People brands to come from modest expansion internationally.

Wholesale Segment

Our Wholesale segment consists of the Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses, intimates, shoes and activewear are sold through approximately 1,900 department and specialty stores worldwide, third-party websites and our own Free People stores. Our Wholesale segment net sales accounted for approximately 9.3% of consolidated net sales for the three months ended April 30, 2017, compared to 8.2% for the comparable period in fiscal 2017.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2017, which are included in our Annual Report on Form 10-K filed with the SEC on April 3, 2017. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted the new accounting standard related to share-based compensation on February 1, 2017, which changed our accounting policy for forfeitures. (See Note 2, “Recently Issued Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standard, we believe that there have been no significant changes to our critical accounting policies during the three months ended April 30, 2017.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended April 30,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	68.5	65.7

Gross profit	31.5	34.3
Selling, general and administrative expenses	28.7	27.7

Income from operations	2.8	6.6
Other income (expense), net	0.0	(0.2)

Income before income taxes	2.8	6.4
Income tax expense	1.2	2.5

Net income	1.6%	3.9%

Three Months Ended April 30, 2017 Compared To Three Months Ended April 30, 2016

Net sales in the first quarter of fiscal 2018 were $761.2 million, compared to $762.6 million in the first quarter of fiscal 2017. The $1.4 million decrease was attributable to a $9.8 million, or 1.4%, decrease in Retail segment net sales, offset by an $8.4 million, or 13.6%, increase in our Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2018 accounted for 90.7% of total net sales compared to 91.8% of total net sales in the first quarter of fiscal 2017.

The decline in our Retail segment net sales during the first quarter of fiscal 2018 was due to a decrease of $20.4 million, or 3.1%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, partially offset by an increase of $10.6 million in non-comparable net sales, including new store net sales. Our sales growth percentage was negatively impacted by approximately 1.0% related to foreign currency translation. Retail segment comparable net sales increased 1.5% at Free People, but decreased 3.1% at Urban Outfitters and 4.4% at the Anthropologie Group. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales, which were partially offset by continued growth in the direct-to-consumer channel. Negative comparable store net sales resulted from decreased transactions and average unit selling price, while units per transaction increased. The direct-to-consumer net sales increase was driven by an increase in sessions and conversion rate, which more than offset a decrease in average order value. The increase in net sales attributable to non-comparable sales was primarily the result of operating 39 new stores and restaurants during the first quarter of fiscal 2018 that were not in operation for the full comparable quarter in fiscal 2017. Thus far during the second quarter of fiscal 2018, comparable Retail segment net sales are high single-digit negative.

The increase in Wholesale segment net sales in the first quarter of fiscal 2018 was primarily due to domestic growth at department stores and specialty stores. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first quarter of fiscal 2018 decreased to 31.5% of net sales, from 34.3% of net sales in the comparable quarter in fiscal 2017. Gross profit decreased to $239.8 million in the first quarter of fiscal 2018 from $261.9 million in the comparable quarter in fiscal 2017. The decline in gross profit percentage was driven by higher markdowns due to underperforming women’s apparel and accessories at the Anthropologie and Urban Outfitters brands, deleverage in delivery and logistics expenses primarily due to the increased penetration of the direct-to-consumer channel, and deleverage in store occupancy related to negative comparable store net sales. The dollar decrease in gross profit was due to the decrease in gross profit rate. Total inventory at April 30, 2017 was $359.5 million, flat compared to $359.9 million at April 30, 2016. Comparable Retail segment inventory decreased 3.3% at cost, which was offset by inventory to stock non-comparable stores.

Selling, general and administrative expenses as a percentage of net sales increased during the first quarter of fiscal 2018 to 28.7% of net sales, compared to 27.7% of net sales for the first quarter of fiscal 2017. Selling, general and administrative expenses increased by $7.3 million, or 3.5%, to $218.7 million, in the first quarter of fiscal 2018, from $211.4 million in the first quarter of fiscal 2017. The deleverage and dollar increase versus the prior year quarter primarily related to approximately $5.9 million, or 0.8% of net sales, of nonrecurring expenses related to severance and fees associated with our store organization project. This project streamlined our store leadership structure starting in the first quarter of fiscal 2018.

Income from operations decreased to 2.8% of net sales, or $21.0 million, for the first quarter of fiscal 2018 compared to 6.6%, or $50.5 million, for the first quarter of fiscal 2017.

Our effective tax rate for the first quarter of fiscal 2018 was 44.1% of income before income taxes compared to 39.6% of income before income taxes in the first quarter of fiscal 2017. The increase in the effective tax rate was due to the ratio of foreign taxable losses to global taxable profits in the quarter and the prospective adoption of the new accounting standard related to share-based compensation (See Note 2, “Recently Issued Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q).

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $409.4 million as of April 30, 2017, as compared to $403.5 million as of January 31, 2017 and $306.4 million as of April 30, 2016. Our working capital was $571.4 million at April 30, 2017 compared to $528.5 million at January 31, 2017 and $467.2 million at April 30, 2016. The increase in working capital as of April 30, 2017 compared to January 31, 2017 was primarily due to the increase in accounts receivable related to the timing of credit card receivables settlements. The increase in working capital during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to the increase in cash, cash equivalents and marketable securities.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repay our long-term debt, open new stores, purchase inventory and expand our fulfillment facilities. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities during the first quarter of fiscal 2018 decreased by $57.1 million to $13.0 million from $70.1 million in the first quarter of fiscal 2017. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The period over period decrease in cash flows from operations was primarily due to lower net income and the timing of credit card receivables settlements.

Cash Flows from Investing Activities

Cash used in investing activities during the first quarter of fiscal 2018 decreased by $17.6 million to $8.9 million from $26.5 million in the first quarter of fiscal 2017. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash used in investing activities in the first quarter of fiscal 2017 also included $15.3 million used to acquire the Vetri Family group of restaurants. Cash paid for property and equipment in the first quarter of fiscal 2018 and 2017 was $23.5 million and $31.1 million, respectively, which was primarily used to expand our store base in fiscal 2018 and to expand our store base and fulfillment facilities in fiscal 2017.

Cash Flows from Financing Activities

Cash used in financing activities during the first quarter of fiscal 2018 decreased by $82.1 million to $1.1 million from $83.2 million in the first quarter of fiscal 2017. Cash used in financing activities in the first quarter of fiscal 2018 was for share repurchases related to taxes for share-based awards. Cash used in financing activities in the first quarter of fiscal 2017 primarily related to $75.0 million in debt repayments and $10.7 million of repurchases of our common shares under the Board of Directors approved share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2018, we plan to construct and open approximately 19 new stores, including one restaurant, expand certain existing stores, repurchase common shares, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our marketing, social media, merchandise expansion and website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2018, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2018 to be approximately $90 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings. We believe that our existing cash and cash equivalents, available credit facilities and future cash flows from operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 8, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

See Note 2, “Recently Issued Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and our Credit Facility. As of April 30, 2017, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the three months ended April 30, 2017.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2017. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the United States Securities and Exchange Commission on April 3, 2017, for our risk factors.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2017, filed with the Securities and Exchange Commission on June 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 8, 2017	By:	/S/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 8, 2017	By:	/S/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.2	Amendment No. 1 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on December 12, 2016.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2017, filed with the Securities and Exchange Commission on June 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.