Form 10-Q
period 2017-07-31
URBAN OUTFITTERS INC
filed 2017-09-06
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2017

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

Common shares, $0.0001 par value—109,831,672 shares outstanding on August 31, 2017.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$276,759	$248,140	$243,116
Marketable securities	110,195	111,067	59,231
Accounts receivable, net of allowance for doubtful accounts of $592, $588 and $876, respectively	75,530	54,505	95,003
Inventory	365,176	338,590	367,197
Prepaid expenses and other current assets	110,017	129,095	94,663
Total current assets	937,677	881,397	859,210
Property and equipment, net	843,058	867,786	878,607
Marketable securities	25,960	44,288	26,000
Deferred income taxes and other assets	115,906	109,166	110,279
Total Assets	$1,922,601	$1,902,637	$1,874,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,756	$119,537	$134,825
Accrued expenses, accrued compensation and other current liabilities	210,399	233,391	222,352
Total current liabilities	370,155	352,928	357,177
Long-term debt	—	—	50,000
Deferred rent and other liabilities	243,633	236,625	221,901
Total Liabilities	613,788	589,553	629,078
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 111,280,653, 116,233,781 and 117,136,520 shares issued and outstanding, respectively	11	12	12
Additional paid-in-capital	—	—	7,112
Retained earnings	1,332,145	1,347,141	1,264,821
Accumulated other comprehensive loss	(23,343)	(34,069)	(26,927)
Total Shareholders’ Equity	1,308,813	1,313,084	1,245,018
Total Liabilities and Shareholders’ Equity	$1,922,601	$1,902,637	$1,874,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net sales	$872,931	$890,568	$1,634,121	$1,653,145
Cost of sales	575,588	548,057	1,096,998	1,048,743
Gross profit	297,343	342,511	537,123	604,402
Selling, general and administrative expenses	222,163	224,299	440,907	435,707
Income from operations	75,180	118,212	96,216	168,695
Other income (expense), net	1,736	1,071	2,055	(506)
Income before income taxes	76,916	119,283	98,271	168,189
Income tax expense	27,001	42,368	36,418	61,712
Net income	$49,915	$76,915	$61,853	$106,477
Net income per common share:
Basic	$0.44	$0.66	$0.54	$0.91
Diluted	$0.44	$0.66	$0.54	$0.91
Weighted-average common shares outstanding:
Basic	113,500,381	117,133,169	114,865,336	117,218,013
Diluted	113,760,647	117,383,132	115,126,977	117,484,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net income	$49,915	$76,915	$61,853	$106,477
Other comprehensive income (loss):
Foreign currency translation	8,942	(13,066)	10,730	(3,476)
Change in unrealized (losses) gains on marketable securities, net of tax	(16)	4	(4)	—
Total other comprehensive income (loss)	8,926	(13,062)	10,726	(3,476)
Comprehensive income	$58,841	$63,853	$72,579	$103,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2017	116,233,781	$12	$—	$1,347,141	$(34,069)	$1,313,084
Comprehensive income	—	—	—	61,853	10,726	72,579
Share-based compensation	—	—	13,956	—	—	13,956
Stock options and awards	100,000	—	—	—	—	—
Cumulative effect of change in accounting pronouncement	—	—	1,607	(760)	—	847
Share repurchases	(5,053,128)	(1)	(15,563)	(76,089)	—	(91,653)
Balances as of July 31, 2017	111,280,653	$11	$-	$1,332,145	$(23,343)	$1,308,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net income	$61,853	$106,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,719	68,393
(Benefit) provision for deferred income taxes	(4,414)	1,021
Share-based compensation expense	13,956	12,752
Loss on disposition of property and equipment, net	2,060	1,275
Changes in assets and liabilities:
Receivables	(20,783)	(19,569)
Inventory	(24,475)	(37,432)
Prepaid expenses and other assets	2,758	7,237
Payables, accrued expenses and other liabilities	27,628	20,816
Net cash provided by operating activities	123,302	160,970
Cash flows from investing activities:
Cash paid for property and equipment	(43,004)	(74,403)
Cash paid for marketable securities	(116,675)	(95,536)
Sales and maturities of marketable securities	152,838	109,357
Acquisition of business	—	(15,325)
Net cash used in investing activities	(6,841)	(75,907)
Cash flows from financing activities:
Repayments of long-term debt	—	(100,000)
Proceeds from the exercise of stock options	—	2,901
Share repurchases related to share repurchase program	(90,511)	(10,704)
Share repurchases related to taxes for share-based awards	(1,142)	—
Net cash used in financing activities	(91,653)	(107,803)
Effect of exchange rate changes on cash and cash equivalents	3,811	580
Increase (decrease) in cash and cash equivalents	28,619	(22,160)
Cash and cash equivalents at beginning of period	248,140	265,276
Cash and cash equivalents at end of period	$276,759	$243,116
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$41,595	$41,329
Non-cash investing activities—Accrued capital expenditures	$9,246	$20,525

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2018 will end on January 31, 2018.

2. Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on February 1, 2017 and recorded a cumulative effect reduction to beginning retained earnings of $(984) related to the Company’s election to record forfeitures as they occur and $224 related to the recognition of previously unrecognized excess tax benefits. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits (deficits) in the statement of cash flows, which resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $50 for the six months ended July 31, 2016. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the provision for income taxes in the consolidated results of operations has been applied prospectively. The Company recorded excess tax deficits of $1,604 during the six months ended July 31, 2017.

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

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2017, January 31, 2017 and July 31, 2016 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2017
Short-term Investments:
Corporate bonds	$72,805	$4	$(61)	$72,748
Municipal and pre-refunded municipal bonds	36,630	15	(13)	36,632
Certificates of deposit	815	—	—	815
	110,250	19	(74)	110,195
Long-term Investments:
Corporate bonds	14,906	—	(22)	14,884
Municipal and pre-refunded municipal bonds	3,057	9	(2)	3,064
Mutual funds, held in rabbi trust	5,183	103	—	5,286
Certificates of deposit	2,726	—	—	2,726
	25,872	112	(24)	25,960
	$136,122	$131	$(98)	$136,155
As of January 31, 2017
Short-term Investments:
Corporate bonds	$59,403	$7	$(90)	$59,320
Municipal and pre-refunded municipal bonds	51,731	28	(12)	51,747
	111,134	35	(102)	111,067
Long-term Investments:
Corporate bonds	19,102	9	(33)	19,078
Municipal and pre-refunded municipal bonds	19,488	35	(9)	19,514
Mutual funds, held in rabbi trust	4,583	91	(1)	4,673
Certificates of deposit	1,023	—	—	1,023
	44,196	135	(43)	44,288
	$155,330	$170	$(145)	$155,355
As of July 31, 2016
Short-term Investments:
Corporate bonds	$23,658	$8	$(24)	$23,642
Municipal and pre-refunded municipal bonds	34,720	43	(4)	34,759
Certificates of deposit	830	—	—	830
	59,208	51	(28)	59,231
Long-term Investments:
Corporate bonds	8,958	8	(9)	8,957
Municipal and pre-refunded municipal bonds	12,191	29	(1)	12,219
Mutual funds, held in rabbi trust	4,156	153	—	4,309
Certificates of deposit	515	—	—	515
	25,820	190	(10)	26,000
	$85,028	$241	$(38)	$85,231

Proceeds from the sales and maturities of available-for-sale securities were $152,838 and $109,357 for the six months ended July 31, 2017 and 2016, respectively. The Company included in “Other income (expense), net,” in the Condensed Consolidated Statements of Income, net realized losses of $23 and $9 for the three and six months ended July 31, 2017, respectively, and net realized gains of $9 and $22 for the three and six months ended July 31, 2016, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income (expense), net” of $725 and $1,528 for the three and six months ended July 31, 2017, and $567 and $1,161 for the three and six months ended July 31, 2016, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$87,632	$—	$—	$87,632
Municipal and pre-refunded municipal bonds	—	39,696	—	39,696
Mutual funds, held in rabbi trust	5,286	—	—	5,286
Certificates of deposit	—	3,541	—	3,541
	$92,918	$43,237	$—	$136,155

	Marketable Securities Fair Value as of
	January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$78,398	$—	$—	$78,398
Municipal and pre-refunded municipal bonds	—	71,261	—	71,261
Mutual funds, held in rabbi trust	4,673	—	—	4,673
Certificates of deposit	—	1,023	—	1,023
	$83,071	$72,284	$—	$155,355

	Marketable Securities Fair Value as of
	July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$32,599	$—	$—	$32,599
Municipal and pre-refunded municipal bonds	—	46,978	—	46,978
Mutual funds, held in rabbi trust	4,309	—	—	4,309
Certificates of deposit	—	1,345	—	1,345
	$36,908	$48,323	$—	$85,231

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2017, January 31, 2017 and July 31, 2016.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2017 and 2016, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the store is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three and six months ended July 31, 2017 and 2016, impairment charges were zero.

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

As of July 31, 2017, the Company was in compliance with all terms of the Credit Agreement and borrowings under the Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $9,003.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2017, the Company had outstanding trade letters of credit of $56,284, and available trade letters of credit of $73,716 under these facilities.

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Stock Options	$208	$303	$457	$512
Stock Appreciation Rights	40	60	101	119
Performance Stock Units	4,791	5,363	8,809	9,955
Restricted Stock Units	2,754	1,266	4,589	2,166
Total	$7,793	$6,992	$13,956	$12,752

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2017 was as follows:

	Six Months Ended
	July 31, 2017
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	140,000	$5.30
Stock Appreciation Rights	—	$—
Performance Stock Units	290,000	$25.14
Restricted Stock Units	601,000	$25.97
Total	1,031,000

During the six months ended July 31, 2017, 100,000 PSU’s vested. No stock options or SAR’s were exercised and no RSU’s vested during the six months ended July 31, 2017.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2017 was as follows:

	July 31, 2017
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$602	0.8
Stock Appreciation Rights	45	0.5
Performance Stock Units	23,047	2.1
Restricted Stock Units	19,909	2.3
Total	$43,603

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Number of common shares repurchased and subsequently retired	5,009,705	—	5,009,705	324,700
Total cost	$90,511	$—	$90,511	$10,704
Average cost per share, including commissions	$18.07	$—	$18.07	$32.97

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program, of which 985,354 common shares were remaining as of July 31, 2017.

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a new share repurchase program.

Subsequent to July 31, 2017, the Company repurchased and subsequently retired a total of 1,500,000 common shares for approximately $30,841, at an average price of $20.56 per share, including commissions. These repurchases were comprised of 985,354 common shares which completed the February 23, 2015 authorization and the remaining 514,646 common shares were repurchased as part of the August 22, 2017 authorization.

During the six months ended July 31, 2017, the Company acquired and subsequently retired 43,423 common shares at a total cost of $1,142 from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2016, the Company did not acquire any common shares from employees to meet minimum statutory tax withholding requirements.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive income (loss),” by component, net of tax, for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(32,224)	$(45)	$(32,269)	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	8,942	7	8,949	10,730	5	10,735
Amounts reclassified from accumulated other comprehensive income (loss)	—	(23)	(23)	—	(9)	(9)
Net current-period other comprehensive income (loss)	8,942	(16)	8,926	10,730	(4)	10,726
Balance at end of period	$(23,282)	$(61)	$(23,343)	$(23,282)	$(61)	$(23,343)

	Three Months Ended July 31, 2016			Six Months Ended July 31, 2016
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(13,889)	$24	$(13,865)	$(23,479)	$28	$(23,451)
Other comprehensive income (loss) before reclassifications	(13,066)	(5)	(13,071)	(3,476)	(22)	(3,498)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	9	—	22	22
Net current-period other comprehensive income (loss)	(13,066)	4	(13,062)	(3,476)	—	(3,476)
Balance at end of period	$(26,955)	$28	$(26,927)	$(26,955)	$28	$(26,927)

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

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Basic weighted-average common shares outstanding	113,500,381	117,133,169	114,865,336	117,218,013
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	260,266	249,963	261,641	266,118
Diluted weighted-average shares outstanding	113,760,647	117,383,132	115,126,977	117,484,131

For the three months ended July 31, 2017 and 2016, awards to purchase 481,075 common shares ranging in price from $28.10 to $46.02 and 1,097,875 common shares ranging in price from $28.10 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. For the six months ended July 31, 2017 and 2016, awards to purchase 1,045,275 common shares ranging in price from $25.60 to $46.02 and 1,007,938 common shares ranging in price from $28.10 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2017 and 2016 were 2,773,059 and 3,886,315 performance-based equity awards, respectively, because they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments— “Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of July 31, 2017, there were 245 Urban Outfitters stores, 225 Anthropologie Group stores, 130 Free People stores and 12 restaurants under the Food and Beverage division. Each of Urban Outfitters, the Anthropologie Group and Free People, including their stores and direct-to-consumer channels, and the restaurants operated under the Company’s Food and Beverage division are considered an operating segment. Net sales from the Retail segment accounted for approximately 90.6% of total consolidated net sales for the three and six months ended July 31, 2017. Net sales from the Retail segment accounted for approximately 91.6% and 91.7% of total consolidated net sales for the three and six months ended July 31, 2016, respectively. The remaining net sales are derived from the Company’s Wholesale segment that consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel, including intimates and activewear, and shoes sold through approximately 1,900 department and specialty stores worldwide, third-party websites and the Retail segment.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net sales
Retail operations	$790,628	$815,762	$1,480,980	$1,515,955
Wholesale operations	84,254	76,672	157,203	141,160
Intersegment elimination	(1,951)	(1,866)	(4,062)	(3,970)
Total net sales	$872,931	$890,568	$1,634,121	$1,653,145
Income from operations
Retail operations	$69,003	$115,242	$88,908	$166,041
Wholesale operations	20,238	17,396	36,507	27,207
Intersegment elimination	20	(80)	30	(251)
Total segment operating income	89,261	132,558	125,445	192,997
General corporate expenses	(14,081)	(14,346)	(29,229)	(24,302)
Total income from operations	$75,180	$118,212	$96,216	$168,695

	July 31,	January 31,	July 31,
	2017	2017	2016
Inventory
Retail operations	$320,384	$301,519	$325,584
Wholesale operations	44,792	37,071	41,613
Total inventory	$365,176	$338,590	$367,197
Property and equipment, net
Retail operations	$839,987	$864,396	$875,136
Wholesale operations	3,071	3,390	3,471
Total property and equipment, net	$843,058	$867,786	$878,607

The following table summarizes the percentage of net sales by merchandise category for the Company:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net sales
Apparel (1)	69%	69%	68%	69%
Home (2)	15%	14%	15%	14%
Accessories (3)	11%	13%	12%	13%
Other (4)	5%	4%	5%	4%
Total net sales	100%	100%	100%	100%

(1) Apparel includes intimates and activewear
(2) Home includes home furnishings, electronics, gifts and decorative items
(3) Accessories includes footwear and jewelry
(4) Other includes beauty, shipping and handling revenues and the Food and Beverage division

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2017	2017	2016
Property and equipment, net
Domestic operations	$744,388	$766,419	$766,189
Foreign operations	98,670	101,367	112,418
Total property and equipment, net	$843,058	$867,786	$878,607

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net Sales
Domestic operations	$764,846	$778,487	$1,442,799	$1,451,850
Foreign operations	108,085	112,081	191,322	201,295
Total net sales	$872,931	$890,568	$1,634,121	$1,653,145

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People wholesale division that primarily designs, develops and markets young women’s contemporary casual apparel, including intimates and activewear, and shoes sold through department and specialty stores worldwide, third-party websites and our Retail segment.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2018 will end on January 31, 2018.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. We also allow customers to view in-store inventory from our websites and mobile applications. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units based on the omni-

channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several years we plan to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences.

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

We monitor customer traffic, average unit selling price, transactions and average units per transaction at our stores, and customer sessions, average order value and conversion rates on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing and digital marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

As of July 31, 2017, we operated 245 Urban Outfitters stores of which 181 were located in the United States, 18 were located in Canada and 46 were located in Europe. For the six months ended July 31, 2017, we opened four new Urban Outfitters stores, one located in the United States and three located in Europe, and we closed one store located in the United States. Total store selling square footage increased 2.0% over the prior year period to 2.2 million square feet. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.1% and 7.1% of consolidated net sales, respectively, for the six months ended July 31, 2017, compared to 32.0% and 7.5%, respectively, for the comparable period in fiscal 2017.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. As of July 31, 2017, we operated 225 Anthropologie Group stores, of which 201 were located in the United States, 13 were located in Canada and 11 were located in Europe. For the six months ended July 31, 2017, we opened one new Anthropologie Group store, and we closed one store, both located in the United States. Total store selling square footage increased 5.9% over the prior year period to 1.7 million square feet driven mainly by the opening of expanded format stores. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. The Anthropologie brand offers registry services through its website and mobile application and in all of its stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. We plan to open additional Anthropologie Group stores, some of which may be expanded format stores that include multiple Anthropologie Group brands and that allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.6% and 1.6% of consolidated net sales, respectively, for the six months ended July 31, 2017, compared to 39.7% and 1.5%, respectively, for the comparable period in fiscal 2017.

As of July 31, 2017, we operated 130 Free People stores, of which 124 were located in the United States and six were located in Canada. For the six months ended July 31, 2017, we opened six new Free People stores, and we closed three stores, all located in the United States. Total store selling square footage increased 21.0% over the prior year period to 277,000. The increase in selling square footage compared to the prior year period was a result of operating 9 net new stores, including expanded format stores, that were not in operation during the prior 12 month period. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, activewear, intimates, shoes, accessories, home products, gifts and beauty and wellness. We plan to open additional stores over the next several years, some of which will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and activewear. Free People’s Retail segment net sales accounted for approximately 11.4% of consolidated net sales for the six months ended July 31, 2017, compared to approximately 10.4% for the comparable period in fiscal 2017.

As of July 31, 2017, we operated 12 restaurants under our Food and Beverage division, all of which were located in the United States. For the six months ended July 31, 2017, we opened one new restaurant, and we closed one restaurant. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2017 and the comparable period in fiscal 2017.

We plan to open approximately 18 new stores during fiscal 2018, including four Urban Outfitters stores, four Anthropologie Group stores, nine Free People stores and one restaurant. We plan to close approximately nine stores during fiscal 2018, including two Urban Outfitters stores, two Anthropologie Group stores, four Free People stores and one restaurant. Within the United States and Canada, future new store growth will be driven by the Free People brand, as both Urban Outfitters and Anthropologie brands are at or close to our currently planned total store count. Our net store growth strategy for the Anthropologie Group will focus on relocation or the conversion of existing stores into expanded format stores. In the future, we plan for new store growth for the Urban Outfitters, Anthropologie and Free People brands to come from modest expansion internationally, which may include franchise and joint venture agreements.

Wholesale Segment

Our Wholesale segment consists of the Free People wholesale division that designs, develops and markets young women’s contemporary casual apparel. Free People’s range of tops, bottoms, sweaters, dresses, intimates, shoes and activewear are sold through approximately 1,900 department and specialty stores worldwide, third-party websites and our Retail segment. Our Wholesale segment net sales accounted for approximately 9.4% of consolidated net sales for the six months ended July 31, 2017, compared to 8.3% for the comparable period in fiscal 2017.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant

Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2017, which are included in our Annual Report on Form 10-K filed with the SEC on April 3, 2017. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted the new accounting standard related to share-based compensation on February 1, 2017, which changed our accounting policy for forfeitures. (See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standard, there have been no significant changes to our critical accounting policies during the six months ended July 31, 2017.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9	61.5	67.1	63.4
Gross profit	34.1	38.5	32.9	36.6
Selling, general and administrative expenses	25.5	25.2	27.0	26.4
Income from operations	8.6	13.3	5.9	10.2
Other income (expense), net	0.2	0.1	0.1	0.0
Income before income taxes	8.8	13.4	6.0	10.2
Income tax expense	3.1	4.8	2.2	3.8
Net income	5.7%	8.6%	3.8%	6.4%

Three Months Ended July 31, 2017 Compared To Three Months Ended July 31, 2016

Net sales in the second quarter of fiscal 2018 were $872.9 million, compared to $890.6 million in the second quarter of fiscal 2017. The $17.7 million decrease was attributable to a $25.1 million, or 3.1%, decrease in Retail segment net sales, partially offset by a $7.4 million, or 10.0%, increase in our Wholesale segment net sales. Retail segment net sales for the second quarter of fiscal 2018 accounted for 90.6% of total net sales compared to 91.6% of total net sales in the second quarter of fiscal 2017.

The decline in our Retail segment net sales during the second quarter of fiscal 2018 was due to a decrease of $38.1 million, or 4.9%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, partially offset by an increase of $13.0 million in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 2.9% at Free People, but decreased 4.0% at the Anthropologie Group and 7.9% at Urban Outfitters. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales, which were partially offset by continued growth in the direct-to-consumer channel. Negative comparable store net sales resulted from decreased transactions, average unit selling price and units per transaction. Store traffic was flat, with declines in North America offsetting growth in Europe. The direct-to-consumer net sales increase was driven by an increase in sessions and conversion rate, which more than offset a decrease in average order value. The increase in net sales attributable to non-comparable sales was primarily the result of operating 40 new stores and restaurants during the second quarter of fiscal 2018 that were not in operation for the full comparable quarter in fiscal 2017. Thus far during the third quarter of fiscal 2018, comparable Retail segment net sales are low single-digit negative.

The increase in Wholesale segment net sales in the second quarter of fiscal 2018 was due to domestic and international growth at department stores, specialty stores and third-party websites. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the second quarter of fiscal 2018 decreased to 34.1% of net sales, from 38.5% of net sales in the comparable quarter in fiscal 2017. Gross profit decreased to $297.3 million in the second quarter of fiscal 2018 from $342.5 million in the comparable quarter in fiscal 2017. The decline in gross profit percentage was driven by higher markdowns due to underperforming women’s apparel and accessories at the Anthropologie and Urban Outfitters brands, increase in delivery and logistics expenses primarily due to the increased penetration of the direct-to-consumer channel and decrease in initial merchandise mark-ups at the Anthropologie and Urban Outfitters brands due to a change in product mix. Total inventory at July 31, 2017 decreased by $2.0 million, or 0.6%, to $365.2 million from $367.2 million at July 31, 2016. Comparable Retail segment inventory decreased 4.6% at cost, which was partially offset by inventory to stock non-comparable stores.

Selling, general and administrative expenses as a percentage of net sales increased during the second quarter of fiscal 2018 to 25.5% of net sales, compared to 25.2% of net sales for the second quarter of fiscal 2017, primarily due to the negative comparable Retail segment net sales and increased spending in digital marketing. Selling, general and administrative expenses decreased by $2.1 million, or 1.0%, to $222.2 million, in the second quarter of fiscal 2018, from $224.3 million in the second quarter of fiscal 2017, primarily due to the net benefit of our store organization project. During the second quarter of fiscal 2018, we recorded approximately $2.2 million, or 0.3% of net sales, of nonrecurring expenses related to severance and fees associated with our store organization project which were more than offset by savings from the project. This project streamlined our store leadership structure starting in the first quarter of fiscal 2018.

Income from operations decreased to 8.6% of net sales, or $75.2 million, for the second quarter of fiscal 2018 compared to 13.3%, or $118.2 million, for the second quarter of fiscal 2017.

Our effective tax rate for the second quarter of fiscal 2018 was 35.1% of income before income taxes compared to 35.5% of income before income taxes in the second quarter of fiscal 2017. The decrease in the effective tax rate was due to the ratio of foreign taxable profits to global taxable profits in the quarter, partially offset by the prospective adoption of the new accounting standard related to share-based compensation (See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q).

Six Months Ended July 31, 2017 Compared To Six Months Ended July 31, 2016

Net sales for the six months ended July 31, 2017 were $1.63 billion, compared to $1.65 billion in the comparable period of fiscal 2017. The $19.0 million decrease was attributable to a $35.0 million, or 2.3%, decrease in Retail segment net sales, offset by a $16.0 million, or 11.6%, increase in our Wholesale segment net sales. Retail segment net sales for the six months ended July 31, 2017 accounted for 90.6% of total net sales compared to 91.7% of total net sales in the six months ended July 31, 2016.

The decline in our Retail segment net sales during the first six months of fiscal 2018 was due to a decrease of $56.5 million, or 4.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, partially offset by an increase of $21.5 million in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 2.4% at Free People, but decreased 3.9% at the Anthropologie Group and 5.7% at Urban Outfitters. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales, which were partially offset by continued growth in the direct-to-consumer channel. Negative comparable store net sales resulted from decreased transactions and average unit selling price, while units per transaction were flat. Store traffic decreased, with declines in North America offsetting growth in Europe. The direct-to-consumer net sales increase was driven by an increase in sessions and conversion rate, which more than offset a decrease in average order value. The increase in net sales attributable to non-comparable sales was primarily the result of operating 44 new stores and restaurants during the first half of fiscal 2018 that were not in operation for the full comparable first half of fiscal 2017.

The increase in Wholesale segment net sales during the first six months of fiscal 2018, as compared to the first six months of fiscal 2017, was due to domestic and international growth at department stores, specialty stores and third-party websites. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first six months of fiscal 2018 decreased to 32.9% of net sales, from 36.6% of net sales in the comparable period in fiscal 2017. Gross profit decreased to $537.1 million for the first six months of fiscal 2018 from $604.4 million in the comparable period in fiscal 2017. The decline in gross profit percentage was driven by higher markdowns due to underperforming women’s apparel and accessories at the Anthropologie and Urban Outfitters brands, increase in delivery and logistics expenses primarily due to the increased penetration of the direct-to-consumer channel and decrease in initial merchandise mark-ups at the Anthropologie and Urban Outfitters brands due to a change in product mix.

Selling, general and administrative expenses as a percentage of net sales increased during the first six months of fiscal 2018 to 27.0% of net sales, compared to 26.4% of net sales for the first six months of fiscal 2017. Selling, general and administrative expenses increased by $5.2 million, or 1.2%, to $440.9 million, in the first half of fiscal 2018, from $435.7 million in the first half of fiscal 2017. The deleverage and dollar increase versus the prior year primarily related to approximately $8.1 million, or 0.5% of net sales, of nonrecurring expenses related to severance and fees associated with our store organization project.

Income from operations decreased to 5.9% of net sales, or $96.2 million, for the first half of fiscal 2018 compared to 10.2%, or $168.7 million, for the first half of fiscal 2017.

Our effective tax rate for the first half of fiscal 2018 was 37.1% of income before income taxes compared to 36.7% of income before income taxes in the first half of fiscal 2017. The increase in the effective tax rate was due to the ratio of certain foreign taxable losses to global taxable profits and the prospective adoption of the new accounting standard related to share-based compensation (See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q).

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $412.9 million as of July 31, 2017, as compared to $403.5 million as of January 31, 2017 and $328.3 million as of July 31, 2016. Our working capital was $567.5 million at July 31, 2017 compared to $528.5 million at January 31, 2017 and $502.0 million at July 31, 2016. The increase in working capital as of July 31, 2017 compared to January 31, 2017 was primarily due to the increase in accounts receivable attributable to the seasonality of the Wholesale segment and the timing of credit card receivables settlements. The increase in working capital during the first half of fiscal 2018 compared to the first half of fiscal 2017 was primarily due to the increase in cash, cash equivalents and marketable securities.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repay our long-term debt, repurchase our common shares, open new stores, purchase inventory and expand our fulfillment facilities. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities during the first half of fiscal 2018 decreased by $37.7 million to $123.3 million from $161.0 million in the first half of fiscal 2017. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period decrease in cash flows from operations was primarily due to lower net income.

Cash Flows from Investing Activities

Cash used in investing activities during the first half of fiscal 2018 decreased by $69.1 million to $6.8 million from $75.9 million in the first half of fiscal 2017. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash used in investing activities in the first half of fiscal 2017 also included $15.3 million used to acquire the Vetri Family group of restaurants. Cash paid for property and equipment in the first half of fiscal 2018 and 2017 was $43.0 million and $74.4 million, respectively, which was primarily used to expand our store base in fiscal 2018 and to expand our store base and fulfillment facilities in fiscal 2017.

Cash Flows from Financing Activities

Cash used in financing activities during the first half of fiscal 2018 decreased by $16.1 million to $91.7 million from $107.8 million in the first half of fiscal 2017. Cash used in financing activities in the first half of fiscal 2018 primarily related to $90.5 million of repurchases of our common shares under the share repurchase program approved by the Board of Directors in February 2015. Cash used in financing activities in the first half of fiscal 2017 primarily related to $100.0 million in debt repayments and $10.7 million of repurchases of our common shares under the share repurchase program approved by the Board of Directors in February 2015.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2018, we plan to construct and open approximately 18 new stores, including one restaurant, expand or relocate certain existing stores, repurchase common shares, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that new store openings, merchandise expansion, and our marketing, social media, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2018, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2018 to be approximately $90 million, all of which are expected to be financed by cash flows provided by operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 8, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and our Credit Facility. As of July 31, 2017, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the six months ended July 31, 2017.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2017. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the SEC on April 3, 2017, for our risk factors.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase program for the quarter ended July 31, 2017 is as follows:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2017 through May 31, 2017	500,000	$18.91	500,000	5,495,059
June 1, 2017 through June 30, 2017	4,509,705	$17.97	4,509,705	985,354
July 1, 2017 through July 31, 2017	—	$—	—	985,354
Total Fiscal 2018 Second Quarter	5,009,705		5,009,705	985,354

[1]	During the quarter ended July 31, 2017, the Company did not acquire any common shares from employees to meet minimum statutory tax withholding requirements.
[2]	On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2017, filed with the Securities and Exchange Commission on September 6, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 6, 2017	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 6, 2017	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2017, filed with the Securities and Exchange Commission on September 6, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.