Form 10-Q
period 2017-10-31
URBAN OUTFITTERS INC
filed 2017-12-11
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2017

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

Common shares, $0.0001 par value—108,248,471 shares outstanding on December 5, 2017.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$234,726	$248,140	$234,886
Marketable securities	93,228	111,067	24,644
Accounts receivable, net of allowance for doubtful accounts of $710, $588 and $568, respectively	78,348	54,505	68,896
Inventory	449,957	338,590	453,826
Prepaid expenses and other current assets	111,050	129,095	107,767
Total current assets	967,309	881,397	890,019
Property and equipment, net	829,106	867,786	872,309
Marketable securities	41,254	44,288	5,605
Deferred income taxes and other assets	115,778	109,166	117,258
Total Assets	$1,953,447	$1,902,637	$1,885,191
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,567	$119,537	$199,421
Accrued expenses, accrued compensation and other current liabilities	214,506	233,391	205,812
Total current liabilities	423,073	352,928	405,233
Long-term debt	—	—	—
Deferred rent and other liabilities	245,566	236,625	232,325
Total Liabilities	668,639	589,553	637,558
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 108,248,471, 116,233,781 and 116,233,584 shares issued and outstanding, respectively	11	12	12
Additional paid-in-capital	—	—	—
Retained earnings	1,309,541	1,347,141	1,285,268
Accumulated other comprehensive loss	(24,744)	(34,069)	(37,647)
Total Shareholders’ Equity	1,284,808	1,313,084	1,247,633
Total Liabilities and Shareholders’ Equity	$1,953,447	$1,902,637	$1,885,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net sales	$892,774	$862,491	$2,526,895	$2,515,636
Cost of sales	595,028	562,594	1,692,026	1,611,337
Gross profit	297,746	299,897	834,869	904,299
Selling, general and administrative expenses	224,858	229,592	665,765	665,299
Income from operations	72,888	70,305	169,104	239,000
Other (expense) income, net	(882)	854	1,173	348
Income before income taxes	72,006	71,159	170,277	239,348
Income tax expense	26,914	23,804	63,332	85,516
Net income	$45,092	$47,355	$106,945	$153,832
Net income per common share:
Basic	$0.41	$0.41	$0.95	$1.31
Diluted	$0.41	$0.40	$0.94	$1.31
Weighted-average common shares outstanding:
Basic	109,667,224	116,829,912	113,113,597	117,087,696
Diluted	110,100,254	117,393,710	113,432,367	117,453,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net income	$45,092	$47,355	$106,945	$153,832
Other comprehensive (loss) income:
Foreign currency translation	(1,388)	(10,665)	9,342	(14,141)
Change in unrealized losses on marketable securities, net of tax	(13)	(55)	(17)	(55)
Total other comprehensive (loss) income	(1,401)	(10,720)	9,325	(14,196)
Comprehensive income	$43,691	$36,635	$116,270	$139,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2017	116,233,781	$12	$—	$1,347,141	$(34,069)	$1,313,084
Comprehensive income	—	—	—	106,945	9,325	116,270
Share-based compensation	—	—	13,831	—	—	13,831
Stock options and awards	200,000	—	—	—	—	—
Cumulative effect of change in accounting pronouncement	—	—	1,607	(760)	—	847
Share repurchases	(8,185,310)	(1)	(15,438)	(143,785)	—	(159,224)
Balances as of October 31, 2017	108,248,471	$11	$—	$1,309,541	$(24,744)	$1,284,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	For the Nine Months Ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net income	$106,945	$153,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,966	101,181
Benefit for deferred income taxes	(4,771)	(11,087)
Share-based compensation expense	13,831	20,032
Loss on disposition of property and equipment, net	3,276	2,801
Changes in assets and liabilities:
Receivables	(23,567)	6,261
Inventory	(109,258)	(126,934)
Prepaid expenses and other assets	2,815	(7,331)
Payables, accrued expenses and other liabilities	83,411	90,592
Net cash provided by operating activities	169,648	229,347
Cash flows from investing activities:
Cash paid for property and equipment	(63,338)	(112,069)
Cash paid for marketable securities	(174,938)	(152,340)
Sales and maturities of marketable securities	209,937	218,400
Acquisition of business	—	(15,325)
Net cash used in investing activities	(28,339)	(61,334)
Cash flows from financing activities:
Repayments of long-term debt	—	(150,000)
Proceeds from the exercise of stock options	—	4,096
Share repurchases related to share repurchase program	(157,044)	(45,787)
Share repurchases related to taxes for share-based awards	(2,180)	(2,049)
Net cash used in financing activities	(159,224)	(193,740)
Effect of exchange rate changes on cash and cash equivalents	4,501	(4,663)
Decrease in cash and cash equivalents	(13,414)	(30,390)
Cash and cash equivalents at beginning of period	248,140	265,276
Cash and cash equivalents at end of period	$234,726	$234,886
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$61,119	$85,179
Non-cash investing activities—Accrued capital expenditures	$8,560	$16,012

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2018 will end on January 31, 2018.

2. Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on February 1, 2017 and recorded a cumulative effect reduction to beginning retained earnings of $(984) related to the Company’s election to record forfeitures as they occur and $224 related to the recognition of previously unrecognized excess tax benefits. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits (deficits) in the statement of cash flows, which resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $333 for the nine months ended October 31, 2016. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the provision for income taxes in the consolidated results of operations has been applied prospectively. The Company recorded excess tax deficits of $3,072 during the nine months ended October 31, 2017.

Recently Issued

In October 2016, the FASB issued an accounting standards update that amends the existing guidance on the income tax effects of intra-entity asset transfers with the exception of transfers of inventory. The update requires the recognition of tax expense when an intra-entity asset transfer occurs as opposed to being deferred under the existing guidance. The Company will adopt the new guidance effective February 1, 2018 using the modified retrospective approach. The net cumulative effect of this change will be recognized as an increase to retained earnings as of January 31, 2018, which will not be material.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current periods presented in the financial statements. In August 2015, the FASB issued an accounting standards update which approved a one-year deferral of the effective date that allows the Company to defer the effective date to February 1, 2018, but still permits the Company to adopt the update as of the original February 1, 2017 effective date. The Company has determined it will adopt this update on February 1, 2018 using the modified retrospective approach. The Company expects adoption to result in a change in the timing of recognizing breakage income related to its gift cards and in recognizing estimated sales returns on a gross basis on its balance sheet. The Company has concluded that the effects of this update will not have a material impact on its consolidated financial statements and related disclosures.

3. Acquisition

On February 1, 2016, the Company acquired certain assets of the Vetri Family group of restaurants, headquartered in Philadelphia, PA, for a total aggregate purchase price of approximately $18,937, of which $15,325 was paid in cash, $2,687 was satisfied through the settlement of a note receivable and $925 was settled in fiscal 2018. No liabilities were assumed. Pro forma information related to this acquisition is not included because the impact on the Company’s Condensed Consolidated Statements of Income is not considered to be material.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2017, January 31, 2017 and October 31, 2016 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2017
Short-term Investments:
Corporate bonds	$67,275	$2	$(71)	$67,206
Municipal and pre-refunded municipal bonds	24,676	4	(14)	24,666
Certificates of deposit	1,356	—	—	1,356
	93,307	6	(85)	93,228
Long-term Investments:
Corporate bonds	30,051	2	(87)	29,966
Municipal and pre-refunded municipal bonds	1,362	—	(2)	1,360
Mutual funds, held in rabbi trust	5,639	109	(2)	5,746
Certificates of deposit	4,182	—	—	4,182
	41,234	111	(91)	41,254
	$134,541	$117	$(176)	$134,482
As of January 31, 2017
Short-term Investments:
Corporate bonds	$59,403	$7	$(90)	$59,320
Municipal and pre-refunded municipal bonds	51,731	28	(12)	51,747
	111,134	35	(102)	111,067
Long-term Investments:
Corporate bonds	19,102	9	(33)	19,078
Municipal and pre-refunded municipal bonds	19,488	35	(9)	19,514
Mutual funds, held in rabbi trust	4,583	91	(1)	4,673
Certificates of deposit	1,023	—	—	1,023
	44,196	135	(43)	44,288
	$155,330	$170	$(145)	$155,355
As of October 31, 2016
Short-term Investments:
Corporate bonds	$17,809	$1	$(19)	$17,791
Municipal and pre-refunded municipal bonds	6,859	—	(6)	6,853
	24,668	1	(25)	24,644
Long-term Investments:
Corporate bonds	222	1	—	223
Municipal and pre-refunded municipal bonds	307	—	—	307
Mutual funds, held in rabbi trust	4,544	—	(97)	4,447
Certificates of deposit	628	—	—	628
	5,701	1	(97)	5,605
	$30,369	$2	$(122)	$30,249

Proceeds from the sales and maturities of available-for-sale securities were $209,937 and $218,400 for the nine months ended October 31, 2017 and 2016, respectively. The Company included in “Other (expense) income, net,” in the Condensed Consolidated Statements of Income, net realized losses of $2 and $11 for the three and nine months ended October 31, 2017, respectively, and net realized losses of $96 and $74 for the three and nine months ended October 31, 2016, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other (expense) income, net” of $538 and $2,066 for the three and nine months ended October 31, 2017, and $550 and $1,711 for the three and nine months ended October 31, 2016, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$97,172	$—	$—	$97,172
Municipal and pre-refunded municipal bonds	—	26,026	—	26,026
Mutual funds, held in rabbi trust	5,746	—	—	5,746
Certificates of deposit	—	5,538	—	5,538
	$102,918	$31,564	$—	$134,482

	Marketable Securities Fair Value as of
	January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$78,398	$—	$—	$78,398
Municipal and pre-refunded municipal bonds	—	71,261	—	71,261
Mutual funds, held in rabbi trust	4,673	—	—	4,673
Certificates of deposit	—	1,023	—	1,023
	$83,071	$72,284	$—	$155,355

	Marketable Securities Fair Value as of
	October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$18,014	$—	$—	$18,014
Municipal and pre-refunded municipal bonds	—	7,160	—	7,160
Mutual funds, held in rabbi trust	4,447	—	—	4,447
Certificates of deposit	—	628	—	628
	$22,461	$7,788	$—	$30,249

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2017, January 31, 2017 and October 31, 2016.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2017 and 2016, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s stores are reviewed for impairment at the store level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the store is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three and nine months ended October 31, 2017 and 2016, impairment charges were zero.

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

As of October 31, 2017, the Company was in compliance with all terms of the Credit Agreement and borrowings under the Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $10,565.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2017, the Company had outstanding trade letters of credit of $69,223, and available trade letters of credit of $60,777 under these facilities.

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Stock Options	$216	$245	$673	$757
Stock Appreciation Rights	24	60	125	179
Performance Stock Units (1)	(3,107)	5,595	5,702	15,550
Restricted Stock Units	2,742	1,380	7,331	3,546
Total	$(125)	$7,280	$13,831	$20,032

(1)   Includes the reversal of $6,509 of previously recognized compensation expense in the three and nine months ended October 31, 2017, related to 476,611 PSU’s that will not vest as the achievement of the related performance targets is not probable.

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2017 was as follows:

	Nine Months Ended
	October 31, 2017
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	160,000	$5.37
Stock Appreciation Rights	—	$—
Performance Stock Units	390,000	$23.38
Restricted Stock Units	609,000	$25.88
Total	1,159,000

During the nine months ended October 31, 2017, 200,000 PSU’s vested. No stock options or SAR’s were exercised and no RSU’s vested during the nine months ended October 31, 2017.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2017 was as follows:

	October 31, 2017
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$503	0.6
Stock Appreciation Rights	21	0.3
Performance Stock Units	17,424	1.9
Restricted Stock Units	16,998	2.2
Total	$34,946

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Number of common shares repurchased and subsequently retired	3,083,201	1,000,000	8,092,906	1,324,700
Total cost	$66,533	$35,083	$157,044	$45,787
Average cost per share, including commissions	$21.58	$35.08	$19.41	$34.56

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of August 2017. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a new share repurchase program, of which 17,902,153 common shares were remaining as of October 31, 2017.

In addition to the shares repurchased under the share repurchase program, during the nine months ended October 31, 2017, the Company acquired and subsequently retired 92,404 common shares at a total cost of $2,180 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2016, the Company acquired and subsequently retired 55,683 common shares at a total cost of $2,049 from employees to meet minimum statutory tax withholding requirements.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive income (loss),” by component, net of tax, for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(23,282)	$(61)	$(23,343)	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	(1,388)	(11)	(1,399)	9,342	(6)	9,336
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	(2)	—	(11)	(11)
Net current-period other comprehensive income (loss)	(1,388)	(13)	(1,401)	9,342	(17)	9,325
Balance at end of period	$(24,670)	$(74)	$(24,744)	$(24,670)	$(74)	$(24,744)

	Three Months Ended October 31, 2016			Nine Months Ended October 31, 2016
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(26,955)	$28	$(26,927)	$(23,479)	$28	$(23,451)
Other comprehensive income (loss) before reclassifications	(10,665)	41	(10,624)	(14,141)	19	(14,122)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(96)	(96)	—	(74)	(74)
Net current-period other comprehensive income (loss)	(10,665)	(55)	(10,720)	(14,141)	(55)	(14,196)
Balance at end of period	$(37,620)	$(27)	$(37,647)	$(37,620)	$(27)	$(37,647)

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

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Basic weighted-average common shares outstanding	109,667,224	116,829,912	113,113,597	117,087,696
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	433,030	563,798	318,770	365,309
Diluted weighted-average shares outstanding	110,100,254	117,393,710	113,432,367	117,453,005

For the three months ended October 31, 2017 and 2016, awards to purchase 319,883 common shares ranging in price from $28.10 to $46.02 and 556,375 common shares ranging in price from $35.41 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. For the nine months ended October 31, 2017 and 2016, awards to purchase 1,016,733 common shares ranging in price from $25.60 to $46.02 and 857,331 common shares ranging in price from $28.10 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2017 and 2016 were 2,610,295 and 2,442,345 performance-based equity awards, respectively, because they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments— “Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of October 31, 2017, there were 245 Urban Outfitters stores, 227 Anthropologie Group stores, 132 Free People stores and 12 restaurants under the Food and Beverage division. Each of Urban Outfitters, the Anthropologie Group and Free People, including their stores and direct-to-consumer channels, and the restaurants operated under the Company’s Food and Beverage division are considered an operating segment. Net sales from the Retail segment accounted for approximately 90.6% of total consolidated net sales for the three and nine months ended October 31, 2017. Net sales from the Retail segment accounted for approximately 91.0% and 91.5% of total consolidated net sales for the three and nine months ended October 31, 2016, respectively. The remaining net sales are derived from the Company’s Wholesale segment that consists of the Free People and Anthropologie Group wholesale divisions that primarily design, develop and market young women’s contemporary casual apparel, including intimates and activewear, shoes and home goods sold through approximately 1,900 department and specialty stores worldwide, third-party websites and the Retail segment. The Anthropologie Group wholesale division was established in the third quarter of fiscal 2018.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. The Company also allows customers to view in-store inventory from its websites and mobile applications. Direct-to-consumer orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of the Company’s store and direct-to-consumer channels, the Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believes that the omni-channel results present the most meaningful and appropriate measure of the Company’s performance. Over the next several years the Company plans to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences, and focus on improving its speed-to-customer capabilities.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net sales
Retail operations	$808,546	$785,026	$2,289,526	$2,300,981
Wholesale operations	88,663	81,552	245,866	222,712
Intersegment elimination	(4,435)	(4,087)	(8,497)	(8,057)
Total net sales	$892,774	$862,491	$2,526,895	$2,515,636
Income from operations
Retail operations	$61,667	$67,981	$150,575	$234,022
Wholesale operations	20,866	17,006	57,373	44,213
Intersegment elimination	61	(317)	91	(568)
Total segment operating income	82,594	84,670	208,039	277,667
General corporate expenses	(9,706)	(14,365)	(38,935)	(38,667)
Total income from operations	$72,888	$70,305	$169,104	$239,000

	October 31,	January 31,	October 31,
	2017	2017	2016
Inventory
Retail operations	$403,631	$301,519	$415,923
Wholesale operations	46,326	37,071	37,903
Total inventory	$449,957	$338,590	$453,826
Property and equipment, net
Retail operations	$826,296	$864,396	$869,042
Wholesale operations	2,810	3,390	3,267
Total property and equipment, net	$829,106	$867,786	$872,309

The following table summarizes the percentage of net sales by merchandise category for the Company:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net sales
Apparel (1)	69%	68%	69%	69%
Home (2)	14%	14%	14%	14%
Accessories (3)	12%	13%	12%	13%
Other (4)	5%	5%	5%	4%
Total net sales	100%	100%	100%	100%

(1) Apparel includes intimates and activewear
(2) Home includes home furnishings, electronics, gifts and decorative items
(3) Accessories includes footwear, jewelry and handbags
(4) Other includes beauty, shipping and handling revenues and the Food and Beverage division

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2017	2017	2016
Property and equipment, net
Domestic operations	$735,731	$766,419	$767,916
Foreign operations	93,375	101,367	104,393
Total property and equipment, net	$829,106	$867,786	$872,309

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net Sales
Domestic operations	$779,790	$760,074	$2,222,589	$2,211,925
Foreign operations	112,984	102,417	304,306	303,711
Total net sales	$892,774	$862,491	$2,526,895	$2,515,636

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers. Our Wholesale segment consists of the Free People and Anthropologie Group wholesale divisions that primarily design, develop and market young women’s contemporary casual apparel, including intimates and activewear, shoes and home goods sold through approximately 1,900 department and specialty stores worldwide, third-party websites and our Retail segment.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2018 will end on January 31, 2018.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or direct-to-consumer channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. We also allow customers to view in-store inventory from our websites and mobile applications. Direct-to-consumer orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Direct-to-consumer orders may also be picked up at a store location. Customers may also return certain merchandise purchased through direct-to-consumer channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. As a result of changing customer behavior and the substantial integration of the operations of our store and direct-to-consumer channels, we manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several years we plan to continue to shift investment to the direct-to-consumer channel to align with changing customer preferences, and focus on improving our speed-to-customer capabilities.

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

As of October 31, 2017, we operated 245 Urban Outfitters stores of which 181 were located in the United States, 18 were located in Canada and 46 were located in Europe. For the nine months ended October 31, 2017, we opened four new Urban Outfitters stores, one located in the United States and three located in Europe, and we closed one store located in the United States. Total store selling square footage increased 0.5% over the prior year period to 2.2 million square feet. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.7% and 7.4% of consolidated net sales, respectively, for the nine months ended October 31, 2017, compared to 32.4% and 7.4%, respectively, for the comparable period in fiscal 2017.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. As of October 31, 2017, we operated 227 Anthropologie Group stores, of which 203 were located in the United States, 13 were located in Canada and 11 were located in Europe. For the nine months ended October 31, 2017, we opened three new Anthropologie Group stores, and we closed one store, all located in the United States. Total store selling square footage increased 2.6% over the prior year period to 1.7 million square feet driven mainly by the opening of expanded format stores. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. The Anthropologie brand offers registry services through its website and mobile application and in all of its stores throughout the United States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. We plan to open additional Anthropologie Group stores, some of which may be expanded format stores that include multiple Anthropologie Group brands and that allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.0% and 1.6% of consolidated net sales, respectively, for the nine months ended October 31, 2017, compared to 39.2% and 1.4%, respectively, for the comparable period in fiscal 2017.

As of October 31, 2017, we operated 132 Free People stores, of which 126 were located in the United States and six were located in Canada. For the nine months ended October 31, 2017, we opened eight new Free People stores, and we closed three stores, all located in the United States. Total store selling square footage increased 17.4% over the prior year period to 287,000. The increase in selling square footage compared to the prior year period was a result of operating eight net new stores, including expanded format stores, that were not in operation during the prior 12 month period. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, activewear, intimates, shoes, accessories, home products, gifts and beauty and wellness. We plan to open additional stores over the next several years, some of which will be expanded format stores that allow us to present an expanded assortment of intimates, shoes, party dresses and activewear. Free People’s Retail segment net sales accounted for approximately 11.2% of consolidated net sales for the nine months ended October 31, 2017, compared to approximately 10.4% for the comparable period in fiscal 2017.

As of October 31, 2017, we operated 12 restaurants under our Food and Beverage division, all of which were located in the United States. For the nine months ended October 31, 2017, we opened one new restaurant, and we closed one restaurant. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2017 and the comparable period in fiscal 2017.

We plan to open approximately 19 new stores during fiscal 2018, including five Urban Outfitters stores, four Anthropologie Group stores, nine Free People stores and one restaurant. We plan to close approximately eight stores during fiscal 2018, including two Urban Outfitters stores, one Anthropologie Group store, four Free People stores and one restaurant. Within the United States and Canada, future new store growth will be driven by the Free People brand, as both Urban Outfitters and Anthropologie brands are at or close to our currently planned total store count. Our net store growth strategy for the Anthropologie Group will focus on relocation or the conversion of existing stores into expanded format stores. In the future, we plan for new store growth for the Urban Outfitters, Anthropologie and Free People brands to come from modest expansion internationally, which may include franchise and joint venture agreements.

Wholesale Segment

Our Wholesale segment consists of the Free People and Anthropologie Group wholesale divisions that design, develop and market young women’s contemporary casual apparel, including intimates and activewear, shoes and home goods sold through approximately 1,900 department and specialty stores worldwide, third-party websites and our Retail segment. The Anthropologie Group wholesale division was established in the third quarter of fiscal 2018. Our Wholesale segment net sales accounted for approximately 9.4% of consolidated net sales for the nine months ended October 31, 2017, compared to 8.5% for the comparable period in fiscal 2017.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2017, which are included in our Annual Report on Form 10-K filed with the SEC on April 3, 2017. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted the new accounting standard related to share-based compensation on February 1, 2017, which changed our accounting policy for forfeitures (See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standard, there have been no significant changes to our critical accounting policies during the nine months ended October 31, 2017.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Month Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	65.2	67.0	64.1
Gross profit	33.4	34.8	33.0	35.9
Selling, general and administrative expenses	25.2	26.6	26.3	26.4
Income from operations	8.2	8.2	6.7	9.5
Other (expense) income, net	(0.1)	0.1	0.0	0.0
Income before income taxes	8.1	8.3	6.7	9.5
Income tax expense	3.0	2.8	2.5	3.4
Net income	5.1%	5.5%	4.2%	6.1%

Three Months Ended October 31, 2017 Compared To Three Months Ended October 31, 2016

Net sales in the third quarter of fiscal 2018 were $892.8 million, compared to $862.5 million in the third quarter of fiscal 2017. The $30.3 million increase was attributable to a $23.5 million, or 3.0%, increase in Retail segment net sales and a $6.8 million, or 8.7%, increase in our Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2018 accounted for 90.6% of total net sales compared to 91.0% of total net sales in the third quarter of fiscal 2017.

The increase in our Retail segment net sales during the third quarter of fiscal 2018 was due to an increase of $9.4 million, or 1.2%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, and an increase of $14.1 million in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 4.1% at Free People, 1.7% at the Anthropologie Group and 0.1% at Urban Outfitters. Excluding the estimated impact of the North American hurricanes in the quarter, comparable Retail segment net sales increased 1.9%, and by brand, comparable Retail segment net sales increased 4.8% at Free People, 2.4% at the Anthropologie Group and 0.8% at Urban Outfitters. The increase in Retail segment comparable net sales was driven by continued growth in the direct-to-consumer channel, partially offset by negative retail store sales. The direct-to-consumer net sales increase was driven by increases in sessions and conversion rate, which more than offset a small decrease in average order value. Negative comparable store net sales resulted from declines in transactions, average unit selling price and units per transaction. Store traffic for the quarter increased, with strong growth in our European market.

The increase in net sales attributable to non-comparable sales was primarily the result of operating 35 new stores and restaurants during the third quarter of fiscal 2018 that were not in operation for the full comparable quarter in fiscal 2017. Thus far during the fourth quarter of fiscal 2018, comparable Retail segment net sales are mid single-digit positive.

The increase in Wholesale segment net sales in the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017, was due to domestic and international growth at department stores, specialty stores and third-party websites. Wholesale sales growth was driven by an increase in units and average unit selling price.

Gross profit percentage for the third quarter of fiscal 2018 decreased to 33.4% of net sales, from 34.8% of net sales in the comparable quarter in fiscal 2017. Gross profit decreased to $297.7 million in the third quarter of fiscal 2018 from $299.9 million in the comparable quarter in fiscal 2017. The decline in gross profit percentage was driven by deleverage in delivery and logistics expense due to increased penetration of the direct-to-consumer channel, higher international sales and increased sales of furniture. Total inventory at October 31, 2017 decreased by $3.8 million, or 0.9%, to $450.0 million from $453.8 million at October 31, 2016. Comparable Retail segment inventory decreased 1.4% at cost, which was partially offset by inventory to stock non-comparable stores.

Selling, general and administrative expenses as a percentage of net sales decreased during the third quarter of fiscal 2018 to 25.2% of net sales, compared to 26.6% of net sales for the third quarter of fiscal 2017. Selling, general and administrative expenses decreased by $4.7 million, or 2.1%, to $224.9 million, in the third quarter of fiscal 2018, from $229.6 million in the third quarter of fiscal 2017. The leverage and decrease in expenses were primarily due to savings associated with our store organization project and lower share-based compensation expense, partially offset by increased investments in digital marketing expenditures to drive sales.

Income from operations remained flat at 8.2% of net sales, or $72.9 million, for the third quarter of fiscal 2018 compared to 8.2%, or $70.3 million, for the third quarter of fiscal 2017.

Our effective tax rate for the third quarter of fiscal 2018 was 37.4% of income before income taxes compared to 33.5% of income before income taxes in the third quarter of fiscal 2017. The increase in the effective tax rate was primarily due to the ratio of certain foreign taxable profits and losses to global taxable profits and the adoption of the new accounting standard related to share-based compensation (See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q).

Nine Months Ended October 31, 2017 Compared To Nine Months Ended October 31, 2016

Net sales for the nine months ended October 31, 2017 were $2.53 billion, compared to $2.52 billion in the comparable period of fiscal 2017. The $11.3 million increase was attributable to a $22.7 million, or 10.6%, increase in Wholesale segment net sales, partially offset by an $11.4 million, or 0.5%, decrease in our Retail segment net sales. Retail segment net sales for the nine months ended October 31, 2017 accounted for 90.6% of total net sales compared to 91.5% of total net sales in the nine months ended October 31, 2016.

The decline in our Retail segment net sales during the first nine months of fiscal 2018 was due to a decrease of $43.0 million, or 2.0%, in Retail segment comparable net sales, which includes our direct-to-consumer channel, partially offset by an increase of $31.6 million in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 3.4% at Free People, but decreased 1.7% at the Anthropologie Group and 3.6% at Urban Outfitters. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales, which were partially offset by continued growth in the direct-to-consumer channel. Negative comparable store net sales resulted from decreased transactions and average unit selling price, while units per transaction were flat. Store traffic was also flat, with declines in North America offsetting growth in Europe. The direct-to-consumer net sales increase was driven by an increase in sessions and conversion rate, which more than offset a decrease in average order value. The increase in net sales attributable to non-comparable sales was primarily the result of operating 48 new stores and restaurants during the first nine months of fiscal 2018 that were not in operation for the full comparable period of fiscal 2017.

The increase in Wholesale segment net sales during the first nine months of fiscal 2018, as compared to the first nine months of fiscal 2017, was due to domestic and international growth at department stores, specialty stores and third-party websites. Wholesale sales growth was driven by an increase in units that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first nine months of fiscal 2018 decreased to 33.0% of net sales, from 35.9% of net sales in the comparable period in fiscal 2017. Gross profit decreased to $834.9 million for the first nine months of fiscal 2018 from $904.3 million in the comparable period in fiscal 2017. The decline in gross profit percentage was driven by deleverage in delivery and logistics expenses primarily due to the penetration of the direct-to-consumer channel, higher international sales and increased sales of furniture and higher markdowns due to underperforming women’s apparel and accessories product at Anthropologie and Urban Outfitters.

Selling, general and administrative expenses increased by $0.5 million, or 0.1%, to $665.8 million, in the first nine months of fiscal 2018, from $665.3 million in the first nine months of fiscal 2017. Selling, general and administrative expenses as a percentage of net sales decreased during the first nine months of fiscal 2018 to 26.3% of net sales, compared to 26.4% of net sales for the first nine months of fiscal 2017. The leverage is primarily due to the net savings associated with our store organization project and lower share-based compensation expense, partially offset by increased investments in digital marketing expenditures to drive sales.

Income from operations decreased to 6.7% of net sales, or $169.1 million, for the first nine months of fiscal 2018 compared to 9.5%, or $239.0 million, for the first nine months of fiscal 2017.

Our effective tax rate for the first nine months of fiscal 2018 was 37.2% of income before income taxes compared to 35.7% of income before income taxes in the first nine months of fiscal 2017. The increase in the effective tax rate was primarily due to the ratio of certain foreign taxable profits and losses to global taxable profits and the adoption of the new accounting standard related to share-based compensation (See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q).

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $369.2 million as of October 31, 2017, as compared to $403.5 million as of January 31, 2017 and $265.1 million as of October 31, 2016. Our working capital was $544.2 million at October 31, 2017 compared to $528.5 million at January 31, 2017 and $484.8 million at October 31, 2016. The increase in working capital as of October 31, 2017 compared to January 31, 2017 was primarily due to the increase in accounts receivable and inventory attributable to the seasonality of the business. The increase in working capital as of October 31, 2017 compared to October 31, 2016 was primarily due to the increase in cash, cash equivalents and marketable securities due to utilization of excess cash, cash equivalents and marketable securities to pay down long-term debt balances during fiscal 2017.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, repay our long-term debt, open new stores, purchase inventory and expand our fulfillment facilities. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2018 decreased by $59.7 million to $169.6 million from $229.3 million in the first nine months of fiscal 2017. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period decrease in cash flows from operations was primarily due to lower net income.

Cash Flows from Investing Activities

Cash used in investing activities during the first nine months of fiscal 2018 decreased by $33.0 million to $28.3 million from $61.3 million in the first nine months of fiscal 2017. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash used in investing activities in the first nine months of fiscal 2017 also included $15.3 million used to acquire the Vetri Family group of restaurants. Cash paid for property and equipment in the first nine months of fiscal 2018 and 2017 was $63.3 million and $112.1 million, respectively, which was primarily used to expand our store base in fiscal 2018 and to expand our store base and fulfillment facilities in fiscal 2017.

Cash Flows from Financing Activities

Cash used in financing activities during the first nine months of fiscal 2018 decreased by $34.5 million to $159.2 million from $193.7 million in the first nine months of fiscal 2017. Cash used in financing activities in the first nine months of fiscal 2018 primarily related to $157.0 million of repurchases of our common shares under share repurchase programs. Cash used in financing activities in the first nine months of fiscal 2017 primarily related to $150.0 million in debt repayments and $45.8 million of repurchases of our common shares under a share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2018, we plan to construct and open approximately 19 new stores, including one restaurant, expand or relocate certain existing stores, repurchase common shares, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that new store openings, merchandise expansion, and our marketing, social media, website and mobile initiatives are a significant contributor to our Retail segment sales growth. During fiscal 2018, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2018 to be approximately $90 million, all of which are expected to be financed by cash flows provided by operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 8, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and our Credit Facility. As of October 31, 2017, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Condensed Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the nine months ended October 31, 2017.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase program for the quarter ended October 31, 2017 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
August 1, 2017 through August 31, 2017	1,500,000	$20.56	1,500,000	19,485,354
September 1, 2017 through September 30, 2017	583,201	$21.58	583,201	18,902,153
October 1, 2017 through October 31, 2017	1,000,000	$23.10	1,000,000	17,902,153
Total Fiscal 2018 Third Quarter	3,083,201		3,083,201	17,902,153

[1]

In addition to the shares repurchased under the share repurchase program, for the quarter ended October 31, 2017, the Company acquired and subsequently retired 48,981 common shares from employees to meet minimum statutory tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

[2]	On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program.
[3]	On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a new share repurchase program.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2017, filed with the Securities and Exchange Commission on December 11, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 11, 2017	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 11, 2017	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer