Form 10-K
period 2018-01-31
URBAN OUTFITTERS INC
filed 2018-04-02
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,690,134,322.

The number of shares outstanding of the registrant’s common stock on March 26, 2018 was 108,530,045.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, any effects of war, terrorism and civil unrest, natural disasters or severe or unseasonable weather conditions, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate, the impact of the U.S. Tax Cuts and Jobs Act, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2018. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We offer lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands comprised of Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands, as well as our Food and Beverage division. We also operate a Wholesale segment under the Free People and Anthropologie brands. We have over 47 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer. In addition to our retail stores, we offer our products and market our brands directly to the consumer through our websites, mobile applications and catalogs. The Wholesale segment sells through department and specialty stores worldwide, customer websites and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual wear (including intimates and activewear) and shoes under the Free People brand and home goods under the Anthropologie brand. The Food and Beverage division includes pizza and casual dining concepts. We have achieved compounded annual sales growth of approximately 5% over the past five years, with sales of approximately $3.6 billion during the fiscal year ended January 31, 2018.

Milestones in our Company’s growth are as follows:

•	1970: First Urban Outfitters store opened near the University of Pennsylvania campus in Philadelphia, Pennsylvania
•	1976: Incorporated in the Commonwealth of Pennsylvania
•	1984: Free People Wholesale division established
•	1992: First Anthropologie store opened in Wayne, Pennsylvania
•	1993: Initial public offering of URBN shares on NASDAQ
•	1998: First European Urban Outfitters store opened in London; Anthropologie website launched
•	1999: Urban Outfitters website launched
•	2002: First Free People store opened in the Garden State Plaza Mall in Paramus, New Jersey
•	2004: Free People website launched
•	2008: First Terrain garden center opened in Glen Mills, Pennsylvania
•	2009: First European Anthropologie store opened in London
•	2011: First Bhldn store opened in Houston, Texas
•	2016: Acquired Vetri Family restaurants in Philadelphia, Pennsylvania
•	2017: Anthropologie Wholesale division established

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or digital (formerly referred to as “direct-to-consumer”) channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. We also allow customers to view in-store inventory from our websites and mobile applications. Digital orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. In addition, customers can pick up digital orders and return certain merchandise purchased through digital channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units (“SKUs”) based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. We manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several years we plan to continue to shift investment to the digital channel to align with changing customer preferences and focus on improving our speed-to-customer capabilities.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2018 ended on January 31, 2018.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through its unique merchandise mix, compelling store environment, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Stores average approximately 9,000 square feet of selling space. Our stores are located in large metropolitan areas, select university communities, specialty centers and enclosed malls. Our stores accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2018, we operated 245 Urban Outfitters stores, of which 180 were located in the United States, 18 were located in Canada and 47 were located in Europe. We plan to open approximately five Urban Outfitters stores and close approximately five Urban Outfitters stores due to lease expiration, globally, in fiscal 2019. Urban Outfitters is at or close to our currently planned total store count in North America. We plan for future growth to come from modest expansion internationally, which may include opening new stores or entering into franchise or joint venture agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.8% and 7.9% of consolidated net sales, respectively, for fiscal 2018.

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

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty. The brand offers registry services through its website and mobile applications and in all of its stores throughout the United States, allowing customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores.

The Bhldn brand emphasizes every element that contributes to a wedding. The brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations.

The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Terrain’s product offering includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories.

As of January 31, 2018, we operated 226 Anthropologie Group stores, of which 204 were located in the United States, 12 were located in Canada and ten were located in Europe. Stores average approximately 8,000 square feet of selling space. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately five Anthropologie Group stores and close approximately two Anthropologie Group stores due to lease expiration, globally, in fiscal 2019. Some of the new stores may be expanded format stores that include multiple Anthropologie Group brands and that allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty, wedding and events, outdoor living and home furnishings. The Anthropologie Group is at or close to our currently planned total store count in North America. We plan for future growth to come from modest expansion internationally, which may include opening new stores or entering into franchise or joint venture agreements. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.1% and 1.6% of consolidated net sales, respectively, for fiscal 2018.

Free People. Our Free People retail stores primarily offer private label merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, activewear, intimates, shoes, accessories, home products, gifts and beauty and wellness. Free People retail stores average approximately 2,000 square feet of selling space. Our stores are located in enclosed malls, upscale street locations and specialty centers.

As of January 31, 2018, we operated 132 Free People stores, of which 126 were located in the United States and six were located in Canada. We plan to open approximately four new Free People stores and close approximately four Free People stores due to lease expiration in fiscal 2019, all in North America. We plan for future growth to come from modest expansion internationally, which may include opening new stores or entering into franchise or joint venture agreements. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog offering select merchandise, most of which is also available in our Free People stores. Free People’s Retail segment net sales accounted for approximately 11.3% of consolidated net sales for fiscal 2018.

Food and Beverage. In February 2016, we acquired six restaurants as part of our acquisition of the Vetri Family group of restaurants, which were combined with our existing restaurants to form our Food and Beverage division. The Food and Beverage division provides a dining experience that focuses on excellence in food, beverage, and service. As of January 31, 2018, we operated ten restaurants, all of which were located in the United States. We plan to open approximately three new restaurants in fiscal 2019. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2018.

Wholesale Segment

The Wholesale segment consists of the Free People and Anthropologie brands. The Wholesale segment was established in 1984 with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Anthropologie wholesale division, established in fiscal 2018, designs and sells home goods to select department stores. We display our Free People and Anthropologie products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. During fiscal 2018, the Wholesale segment’s range of young women’s contemporary casual apparel (including intimates and activewear), shoes and home goods were sold through approximately 2,100 department and specialty stores worldwide, including Macy’s, Nordstrom, Lord & Taylor, Selfridge’s, John Lewis, customer websites and our Retail segment. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in London, Los Angeles, Chicago and New York City. Our Wholesale segment net sales accounted for approximately 8.7% of consolidated net sales for fiscal 2018.

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

Our Urban Outfitters, Anthropologie Group, and Free People stores are primarily located in upscale street locations, free-standing locations, enclosed malls, and specialty centers. We plan for our store environment and location strategy to remain consistent over the next several years.

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

Merchandise

Our Urban Outfitters stores, websites, catalogs and mobile applications offer a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. Our Anthropologie brand stores, websites, mobile applications and catalog product offerings include women’s casual apparel and accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty. Our Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People retail stores, websites, mobile applications and catalogs offer a showcase for casual women’s apparel, activewear, intimates, shoes, accessories, home products, gifts and beauty and wellness. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

The wide breadth of merchandise offered by our Retail segment includes a combination of national third-party brands, private label product designed in collaboration with third-party brands and exclusive merchandise developed and designed internally by our brands. This combination allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and digital retailers. Private label merchandise generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts that each have a district leader. District leaders are responsible for several stores and monitor and supervise individual store leaders. Each store leader is responsible for overseeing the daily operations of one of our stores. In addition to a store leader, the staff of a typical store includes a combination of some or all of the following positions: a visual merchandising manager, several department managers and full and part-time sales and visual staff. The staff of a typical Anthropologie brand store may also include a customer care manager who helps tailor the shopping experience to the needs of Anthropologie’s target customers. An expanded format Anthropologie Group store may also include a bridal and event manager, appointment stylist, a bridal category specialist and merchandise care and maintenance staff to support the Bhldn and Terrain brands.

An essential requirement for the success of our stores is our ability to attract, train and retain talented, highly motivated store leaders, visual merchandising managers and other key employees. In addition to management training programs for both newly hired and existing employees, we have a number of retention programs that offer qualitative and quantitative performance-based incentives to district-level leaders, store leaders and full-time sales associates.

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations, rather than traditional forms of advertising such as print, radio and television media. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are active in social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Facebook, Twitter, Pinterest, Instagram, YouTube, Tumblr and our own mobile applications, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

During fiscal 2018, we circulated approximately 15.3 million catalogs across multiple brands. We plan for our catalog circulation to decrease in fiscal 2019 as we increase our emphasis on digital marketing.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label merchandise. To keep our future inventory levels lean and maintain a lower merchandise weeks of supply on hand, we plan to continue to quicken our supply chain capabilities and place more frequent merchandise orders at lower quantities. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns, acts of terrorism, natural disasters, port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2018, we purchased merchandise from approximately 5,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution center in Gap, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. We also lease a 214,500 square foot distribution center located in Reno, Nevada, that receives and distributes the remaining half of our retail store merchandise.

We own and operate a 1,000,000 square foot fulfillment center in Gap, Pennsylvania. Primary operations at the center include Retail and Wholesale segment fulfillment services, including inventory warehousing, receiving and customer shipping.

We also own and operate a 463,000 square foot fulfillment center located in Reno, Nevada. This center is used primarily to house and distribute merchandise to our western United States digital customers, significantly improving our fulfillment capability.

We lease separate distribution and fulfillment centers each located in Rushden, England. Our 98,000 square foot distribution center supports our entire European store base and our 142,000 square foot fulfillment center primarily provides fulfillment services for our European Retail segment and global Wholesale segment customers.

We utilize certain third-party logistics providers to store and distribute certain home furnishings merchandise.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our digital channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. We have a second fully redundant data center located in our Reno fulfillment center that functions as a disaster recovery site for our digital, data communication and other business critical systems.

Competition

Our Retail and Wholesale segments compete with individual and chain fashion specialty stores as well as department stores, both in stores and online, in highly competitive domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile application and catalog presentation, website and mobile application design, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and the unique store and digital experiences offered by our Retail segment help differentiate us, it also means that our stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Some of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie Group and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors.

Along with certain Retail segment competitive factors noted above, other key factors for our digital channel include website and mobile application availability, the effectiveness of our customer lists and the speed and accuracy of our merchandise delivery. Additionally, our digital channel competes against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites.

Our Wholesale segment competes with numerous wholesale companies on the basis of quality, price, performance and fashion of our merchandise offerings. Many of our Wholesale segment competitors have a wider product distribution network. In addition, certain of our wholesale competitors have greater name recognition and greater financial, marketing and other resources than us.

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

Employees

As of January 31, 2018, we employed approximately 23,000 people, approximately 42% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment and the remaining 99% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

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

We are subject to numerous business risk factors. Consumer purchases of discretionary retail items and specialty retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending remains uncertain. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, political and economic crises and other macroeconomic factors. These factors may affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect department stores and specialty retail businesses and impact their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

In addition, there is a risk that consumer sentiment may decline as a result of market disruptions caused by severe weather conditions, unseasonable weather, natural disasters, health hazards, terrorists activities, political crises or other major events or the prospect of these events which could negatively impact our financial position and results of operations. The recovery we receive under any insurance we maintain for these purposes may be delayed or may be insufficient to fully offset potential losses.

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

The specialty retail and wholesale apparel industries are each highly competitive. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile application and catalog presentation, website and mobile application design, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Our Anthropologie Group and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping in our Retail segment. Our digital channel competes against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites. We offer an omni-channel shopping experience for our customers and use social media and mobile applications as a way to interact with them to enhance their shopping experiences. Omni-channel retailing is constantly evolving and we must keep pace with changing customer expectations and new developments by our competitors. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and respond to shifting consumer traffic patterns and digital buying trends. Our inability to adequately respond to these risks and uncertainties or successfully maintain and expand our digital business could have an adverse impact on our results of operations. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors. Our Wholesale segment competes with numerous wholesale companies, many of whose products have a wider distribution, based on the quality, fashion and price of its product offerings. Many of our competitors have greater name recognition and greater financial, marketing and other resources than us. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to a difficult economic and retail environment, our competitors may force a markdown or promotional sales environment which could impair our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent we expand internationally under franchise or joint venture arrangements, we may face counterparty and/or operational risk. In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We currently do not utilize hedging instruments to mitigate these foreign currency risks. In the future, however, we may initiate strategies to hedge certain foreign currency risks that may not succeed in offsetting all of the negative impact of foreign currency exchange rate movements on our business and results of operations.

As we continue to expand our international operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. We are required to ensure compliance with these laws. Violations of these laws could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Our business depends on effective marketing and high customer traffic.

We have many initiatives in our marketing programs particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the EU General Data Protection Regulation, may adversely impact our ability to maintain brand relevance and drive increased sales.

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

We operate six distribution and fulfillment centers worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. We utilize certain third-party logistics providers to store and distribute certain home furnishings merchandise. The merchandise purchased for our United States and Canadian retail store operations is shipped directly to our distribution centers in Gap, Pennsylvania and Reno, Nevada. Merchandise purchased for our digital operations is shipped directly to our fulfillment centers in Gap, Pennsylvania and Reno, Nevada. Merchandise purchased for our wholesale operations is shipped directly to our fulfillment centers in Gap, Pennsylvania and Rushden, England. The merchandise purchased for our Europe retail and digital operations is shipped to Rushden, England. Damage to, or disruption of the operations at, any of these centers due to work stoppages, system failures, accidents, economic or weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

We rely significantly on international sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. The majority of these purchases are settled in U.S. dollars. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their products, the following risks may adversely impact our business:

•

Any event causing a disruption of imports, including the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns, acts of terrorism, natural disasters and port security considerations or labor disputes;

•

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries;

•

Changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas applicable to the products we sell that could increase the cost and reduce the supply of products available to us;

•

A withdrawal by the U.S. from or a significant renegotiation of the North American Free Trade Agreement or other trade agreements to which the U.S. is a party could have a significant impact on our product sourcing operations and results of operations;

•	Significant labor issues, such as strikes at any of our ports in the United States, which could make it difficult or impossible for us to bring foreign sourced products into the United States;
•	Financial or political instability in any of the countries in which the products we purchase are manufactured, if the instability affects the production or export of merchandise from those countries;
•

A significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, as our vendors may not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all;

•

Fluctuation in the prices of raw materials, such as cotton and synthetic fabrics, as increases in such costs can increase the cost of merchandise and potentially lead to reduced consumer demand or reduced margins;

•	The cost of fuel is a significant component in transportation costs, therefore, increases in petroleum prices can adversely affect our gross profit;
•

Increased regulation related to environmental costs, such as carbon taxes and emissions management systems, which could adversely affect our costs of doing business, including utility, transportation and logistics costs; and

•	Decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

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

We may develop new concepts through acquisitions and we may not be successful in integrating those acquisitions.

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

Our operations, in particular our digital sales, are subject to numerous risks, including reliance on third-party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the information technology systems that operate our websites, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. In addition, we regularly evaluate our information technology systems and have implemented modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions, which we may not be able to alleviate through testing, training, staging implementation and in-sourcing certain processes, or by securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies. If our information systems or other technologies are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Although we have not experienced any interruptions or shutdowns of our systems for any material length of time for the reasons described above, such disruptions could lead to delays in our business operations and, if significant, affect our sales and profitability.

If we are unable to safeguard against security breaches with respect to our information technology systems our business may be adversely affected.

During the course of business, we obtain and transmit confidential customer, employee, vendor and Company information through our information technology systems. The protection of customer, employee, vendor and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements and heightened public awareness and scrutiny.

Although we have implemented systems and procedures that are designed to protect customer, employee, vendor and Company information, prevent data loss and other security breaches, and otherwise identify, assess, and analyze cybersecurity risks, these measures may not be effective. Development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures increase and become more sophisticated. We face an evolving threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to access personal data and other information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and investors, exposing us to litigation, fines, penalties or remediation costs and inhibiting our ability to accept debit and credit cards as forms of payment.

Our efforts to protect customer, employee, vendor and Company information may also be adversely impacted by data security or privacy breaches that occur at our third-party vendors or unrelated third parties. While we believe we are diligent in selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks and we cannot assure that any future interruptions, shutdowns or unauthorized disclosures will not occur.

Manufacturers and third-party vendors may not comply with our legal and social compliance program requirements, which could adversely affect our reputation.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recent accounting pronouncements.

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.

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

The ongoing effects of the Tax Act and the refinement of provisional estimates could make our results difficult to predict.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revises the Internal Revenue Code of 1986, as amended (the “IRC”). This law may have a significant impact on our U.S. taxes. The legislation is unclear in certain respects and will require the U.S. Internal Revenue Service (the “IRS”) to issue regulations and interpretations, and possibly technical corrections. While there can be no assurance as to the impact of any additional guidance, we have recorded a provisional amount of income tax to reflect the impact of the law change based on management’s current interpretation of the new legislation. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. The ultimate impact of U.S. tax reform could be materially different from current estimates based on our actual results and our further analysis of the new law as permitted under Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the Tax Act’s impact. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We are subject to numerous regulations and legal matters that could adversely affect our business.

We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising, e-commerce and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution and fulfillment centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of products or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, various governmental authorities in jurisdictions in which we do business regulate the quality and safety of the merchandise we sell. If we or our vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to us, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse affect on our financial results. Moreover, legal actions may be filed against us from time to time, including class actions. These actions may assert commercial, tort, intellectual property, customer, employment, data privacy, securities or other claims. We may also be impacted by litigation trends, including class action lawsuits involving former employees, consumers and shareholders, which could have a material adverse effect on our reputation, the market price of our common shares, or our results of operations, financial condition and cash flows.

Regulations related to “conflict minerals” require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. As a result, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals, known as “conflict minerals,” that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. We have developed a framework and management system and continuously undertake due diligence efforts on our supply chain. We have and expect to continue to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. There is uncertainty about the future of the regulations related to “conflict minerals” as a result of legal challenges and statements by the SEC. Most recently, we filed our annual Specialized Disclosure Report on Form SD with respect to these minerals on May 31, 2017, as required by the rules.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard campus allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. Our home offices are approximately 497,000 square feet, and we own or have options to purchase adjacent buildings that would allow for additional expansion if necessary.

Our European home offices are located in London, England and consist of three leased properties totaling approximately 23,000 square feet. The leased properties have varying lease term expirations ranging from 2019 through 2024.

Our North American retail stores are supported by two distribution centers. We own a 291,000 square foot distribution center in Gap, Pennsylvania, which supports approximately half of our retail store merchandise. We lease a 214,500 square foot distribution center in Reno, Nevada that supports the remaining half of our retail store merchandise. The term of this lease is set to expire in June 2027, and we have the option to renew for up to an additional twenty years.

In fiscal 2016, we opened a 1,000,000 square foot fulfillment center in Gap, Pennsylvania, which we own and operate. The center primarily fulfills Retail and Wholesale segment customer orders.

We own and operate a 463,000 square foot fulfillment center in Reno, Nevada that is used primarily to house and distribute merchandise to our western United States digital customers.

We lease an approximately 40,000 square foot customer contact center in Martinez, Georgia. The lease term expires in fiscal 2024 with two five-year renewal options.

We lease separate distribution and fulfillment centers in Rushden, England to support our retail and digital channels in Europe and global Wholesale segment customers. The distribution center occupies approximately 98,000 square feet and the fulfillment center occupies approximately 142,000 square feet, which also includes our European customer contact center. The term of both leases are set to expire in September 2020.

We utilize certain third-party logistics providers to store and distribute certain home furnishings merchandise.

Improvements in recent years, as described in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, were necessary to adequately support our growth. For more information on our distribution center properties, see Item 1: Business—Company Operations—Distribution. We believe that our centers are well maintained and in good operating condition.

All of our stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2018, by Urban Outfitters, the Anthropologie Group and Free People was approximately 2,205,000, 1,733,000, and 287,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for the Anthropologie Group and 2,000 for Free People. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail stores, as of January 31, 2018:

	Urban Outfitters	Anthropologie Group	Free People	Food and Beverage	Total
United States	180	204	126	10	520
Canada	18	12	6	—	36
Europe	47	10	—	—	57
Global Total	245	226	132	10	613

In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in London, Los Angeles and Chicago that are leased through 2019 and a facility in New York City that is leased through 2023.

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

Market Information

	High	Low
Fiscal 2018
Quarter ended April 30, 2017	$27.86	$21.83
Quarter ended July 31, 2017	$23.99	$16.19
Quarter ended October 31, 2017	$25.15	$16.68
Quarter ended January 31, 2018	$36.10	$23.83
Fiscal 2017
Quarter ended April 30, 2016	$34.77	$22.34
Quarter ended July 31, 2016	$30.86	$24.29
Quarter ended October 31, 2016	$37.82	$27.82
Quarter ended January 31, 2017	$40.80	$25.60

Holders of Record

On March 26, 2018 there were 102 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

All of the Company’s equity compensation plans have been approved by its shareholders. See Note 10, “Share-Based Compensation,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the Company’s equity compensation plans and outstanding awards.

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2013 and ending January 31, 2018, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	Base Period Jan-13	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-14	Jan-15	Jan-16	Jan-17	Jan-18
Urban Outfitters, Inc.	$100.00	$83.69	$81.44	$53.45	$62.00	$79.69
S&P 500	$100.00	$121.52	$138.80	$137.87	$165.50	$209.21
S&P 500 Apparel Retail	$100.00	$114.69	$172.80	$192.74	$142.48	$138.35

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

	Fiscal Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$3,616,014	$3,545,794	$3,445,134	$3,323,077	$3,086,608
Gross profit	1,175,507	1,244,613	1,201,902	1,174,930	1,161,342
Income from operations	259,892	338,527	353,579	365,385	426,831
Net income (1)	108,263	218,120	224,489	232,428	282,360
Net income per common share—basic (1)	$0.97	$1.87	$1.79	$1.70	$1.92
Weighted average common shares outstanding—basic	111,887,308	116,873,023	125,232,499	136,651,899	147,014,869
Net income per common share—diluted (1)	$0.96	$1.86	$1.78	$1.68	$1.89
Weighted average common shares outstanding—diluted	112,367,924	117,291,117	126,013,414	138,192,734	149,225,906
Balance Sheet Data:
Working capital	$618,543	$528,469	$505,130	$455,377	$663,150
Total assets	1,952,780	1,902,637	1,833,301	1,888,741	2,221,214
Total liabilities	651,877	589,553	696,074	560,772	527,044
Total shareholders’ equity	$1,300,903	$1,313,084	$1,137,227	$1,327,969	$1,694,170

(1)

During the fiscal year ended 2018, we recorded an additional $64,705 in income tax expense related to a one-time charge on foreign earnings and profits and statutory rate changes on deferred taxes in relation to the Tax Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers. The Wholesale segment sells through department and specialty stores worldwide, customer websites and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual wear (including intimates and activewear) and shoes under the Free People brand and home goods under the Anthropologie brand.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2018 ended on January 31, 2018.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or digital channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. We also allow customers to view in-store inventory from our websites and mobile applications. Digital orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Digital orders may also be picked up at a store location, and customers may also return certain merchandise purchased through digital channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single SKUs based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. We manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several years we plan to continue to shift investment to the digital channel to align with changing customer preferences and focus on improving our speed-to-customer capabilities.

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. The effects of foreign currency translation are also considered non-comparable.

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

As of January 31, 2018, we operated 245 Urban Outfitters stores, of which 180 were located in the United States, 18 were located in Canada and 47 were located in Europe. During fiscal 2018, we opened five new Urban Outfitters stores, one located in the United States and four located in Europe, and we closed two stores, both located in the United States. Total store selling square footage increased 1.1% over the prior year period to 2.2 million square feet. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. Urban Outfitters offers a catalog in Europe offering select merchandise, most of which is also available in our Urban Outfitters stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. Urban Outfitters’ product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.8% and 7.9% of consolidated net sales, respectively, for fiscal 2018, compared to 32.5% and 7.4%, respectively, for fiscal 2017.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. As of January 31, 2018, we operated 226 Anthropologie Group stores, of which 204 were located in the United States, 12 were located in Canada and ten were located in Europe. During fiscal 2018, we opened four new Anthropologie Group stores, all located in the United States, and we closed three stores, one located in the United States, one located in Canada and one located in Europe. Total store selling square footage increased 2.4% over the prior year period to 1.7 million square feet. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. The Anthropologie brand offers registry services through its website and mobile application and in all of its stores throughout the United

States, allowing our customers to create gift registries for any occasion. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. We plan to open additional Anthropologie Group stores, some of which may be expanded format stores that include multiple Anthropologie Group brands and that allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty, wedding and events, outdoor living and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.1% and 1.6% of consolidated net sales, respectively, for fiscal 2018, compared to 39.3% and 1.5%, respectively, for fiscal 2017.

As of January 31, 2018, we operated 132 Free People stores, of which 126 were located in the United States and six were located in Canada. During fiscal 2018, we opened eight new Free People stores, and we closed three stores, all located in the United States. Total store selling square footage increased 11.7% over the prior year period to 287,000 square feet. The increase in selling square footage compared to the prior year period was a result of operating five net new stores that were not in operation during the prior 12 month period. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, activewear, intimates, shoes, accessories, home products, gifts and beauty and wellness. Free People’s Retail segment net sales accounted for approximately 11.3% of consolidated net sales for fiscal 2018, compared to approximately 10.6% for fiscal 2017.

As of January 31, 2018, we operated ten restaurants under our Food and Beverage division, all of which were located in the United States. During fiscal 2018, we opened one new restaurant, and we exited three restaurants. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2018 and fiscal 2017.

We plan to open approximately 17 new stores during fiscal 2019, including five Urban Outfitters stores, five Anthropologie Group stores, four Free People stores and three Food and Beverage restaurants. We plan to close approximately 11 stores during fiscal 2019, including five Urban Outfitters stores, two Anthropologie Group stores and four Free People stores, all due to lease expiration. In the future, we plan for growth for the Urban Outfitters, Anthropologie and Free People brands to come from modest expansion internationally, which may include opening new stores or entering into franchise or joint venture agreements.

Wholesale Segment

Our Wholesale segment consists of the Free People and Anthropologie wholesale divisions that sell through approximately 2,100 department and specialty stores worldwide, customer websites and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual wear (including intimates and activewear) and shoes under the Free People brand and home goods under the Anthropologie brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018. Our Wholesale segment net sales accounted for approximately 8.7% of consolidated net sales for fiscal 2018, compared to 8.1% for fiscal 2017.

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

We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on our books until the card is redeemed by the customer, at which time we record the redemption of the card for merchandise or services as a sale, or when we determine the likelihood of redemption is remote. We determine the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to the reduction of gift card liabilities for which the likelihood of redemption becomes remote are included in sales and are not material. Our gift cards do not expire.

See Note 2, “Summary of Significant Accounting Policies–Recent Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of changes to the accounting for revenue recognition in fiscal 2019.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. As of January 31, 2018 and 2017, reserves for estimated sales returns totaled $28.9 million and $24.9 million, representing 4.4% and 4.2% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventory to increase over time as we increase our sales. The majority of inventory at January 31, 2018 and 2017 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2018 and 2017 totaled $351.4 million and $338.6 million, representing 18.0% and 17.8% of total assets, respectively.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

We review the carrying values of our long-lived assets annually and periodically whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results, which, in general, is assumed to be within three years from the date a retail location has opened. Goodwill has been assigned to reporting units for purposes of impairment testing. We evaluate goodwill to determine if the carrying value exceeds the fair value of the reporting unit. In assessing an asset for potential impairment, we make estimates regarding future operating results, cash flows and estimated useful life. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. During fiscal 2018, we recorded impairment charges for ten retail locations, totaling $11.4 million, included in “Cost of sales” in the Consolidated Statements of Income. During fiscal 2017, we recorded impairment charges for three retail locations, totaling $4.3 million, included in “Cost of sales” in the Consolidated Statements of Income. During fiscal 2016, we recorded impairment charges for five retail locations, totaling $8.9 million, of which $7.4 million was in “Cost of sales” and $1.5 million was in “Selling, general and administrative expenses,” in the Consolidated Statements of Income. During our assessment of current and future performance it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2018 and January 31, 2017 totaled $46.2 million and $52.7 million, representing 2.4% and 2.8% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $9.5 million as of January 31, 2018 and $6.7 million as of January 31, 2017. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

On December 22, 2017, the U.S. government enacted the Tax Act, which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act significantly changes existing U.S. tax law that affected our fiscal year ended January 31, 2018, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and, (iii) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the IRC stipulates that our fiscal year ended January 31, 2018 had a blended corporate tax rate of 33.8%, which was based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year. The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending January 31, 2019.

The Tax act also establishes new tax laws that will affect our fiscal year ending January 31, 2019, including, but not limited to (i) generally eliminating U.S. federal income taxes on certain dividends from foreign subsidiaries; (ii) creating the base erosion anti-abuse tax, a new minimum tax; (iii) creating a new limitation on deductible interest expense; and, (iv) creating the global intangibles low-tax income inclusions.

For the year ended January 31, 2018, the net provisional impact of U.S. tax reform recognized in our provision for income taxes was a one-time expense of $64.7 million, which includes tax expense associated with the deemed repatriation transition tax on our unremitted foreign earnings and the revaluation of our net U.S. deferred tax assets as a result of the lower federal rate. We continue to examine the impacts that the Tax Act may have on our effective tax rate in the future. Our accounting for the impacts of the Tax Act is provisional in nature and is subject to adjustments during a measurement period not to exceed one year from the enactment date in accordance with SAB 118. Our provisional estimates could change significantly within this measurement period due to many factors, including, but not limited to, changes in our interpretation of the provisions of the Tax Act, IRS and U.S. Treasury Department

(“Treasury”) guidance that may be issued, and actions we may take. See Note 9, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a further description of provisional amounts recorded related to the Tax Act in fiscal 2018.

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

Share-Based Compensation

Accounting for share-based compensation requires measurement of compensation cost for all share-based awards at fair value on the date of grant and recognition of compensation over the service period.

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

In fiscal 2018 we elected to account for forfeitures as they occur rather than estimate the expected forfeitures. During fiscal 2017 and 2016, we estimated the expected forfeiture rate. We considered many factors when estimating expected forfeitures, including types of awards and historical experience. We revised our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differed from those originally estimated. As a result, if the actual forfeiture rate was different from the estimate at the completion of the vesting period, the share-based compensation expense may not be comparable to amounts recorded in prior periods.

See Note 2, “Summary of Significant Accounting Policies–Recent Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of changes to the accounting for share-based compensation in fiscal 2018.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.5	64.9	65.1
Gross profit	32.5	35.1	34.9
Selling, general and administrative expenses	25.3	25.6	24.6
Income from operations	7.2	9.5	10.3
Interest income	0.1	0.1	—
Other income	—	0.1	—
Other expenses	(0.1)	(0.2)	(0.1)
Income before income taxes	7.2	9.5	10.2
Income tax expense (1)	4.2	3.3	3.7
Net income (1)	3.0%	6.2%	6.5%
Period over Period Change:
Net sales	2.0%	2.9%	3.7%
Gross profit	-5.6%	3.6%	2.3%
Income from operations	-23.2%	-4.3%	-3.2%
Net income (1)	-50.4%	-2.8%	-3.4%

(1)

During the fiscal year ended 2018, we recorded an additional $64.7 million in income tax expense related to a one-time charge on foreign earnings and profits and statutory rate changes on deferred taxes in relation to the Tax Act.

Fiscal 2018 Compared to Fiscal 2017

Net sales in fiscal 2018 increased by 2.0% to $3.6 billion, from $3.5 billion in fiscal 2017. The $70.2 million increase was attributable to a $42.8 million, or 1.3%, increase in Retail segment net sales and a $27.4 million, or 9.5%, increase in Wholesale segment net sales. Retail segment net sales for fiscal 2018 accounted for 91.3% of total net sales compared to 91.9% of total net sales during fiscal 2017.

The growth in our Retail segment net sales during fiscal 2018 was due to an increase of $43.6 million in non-comparable net sales, including new store net sales, partially offset by a decrease of $0.8 million in Retail segment comparable net sales, which includes our digital channel. Retail segment comparable net sales increased 4.9% at Free People and 0.5% at Anthropologie Group and decreased 1.8% at Urban Outfitters. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales, which were partially offset by continued growth in the digital channel. Negative comparable store net sales resulted from decreased transactions and average unit selling price, while units per transaction remained flat. Store traffic was also flat, with declines in North America offsetting growth in Europe. The digital channel net sales increase was driven by an increase in sessions and conversion rate, which more than offset a decrease in average order value. The increase in net sales attributable to non-comparable sales was primarily the result of operating 31 net new stores and restaurants in fiscal 2018 that were not in operation for the full comparable period of fiscal 2017. Thus far during the first quarter of fiscal 2019, comparable Retail segment net sales are low double-digit positive.

The increase in Wholesale segment net sales during fiscal 2018, as compared to fiscal 2017, was primarily due to domestic and international growth at department stores, specialty stores, and customer websites. Wholesale sales growth was driven by an increase in units sold that was partially offset by a decrease in average unit selling price.

Gross profit percentage in fiscal 2018 decreased to 32.5% of net sales, from 35.1% of net sales in fiscal 2017. Gross profit decreased to $1.18 billion in fiscal 2018 compared to $1.24 billion in fiscal 2017. The decline in gross profit rate was driven by deleverage in delivery and logistics expenses, lower initial merchandise markups and higher merchandise markdowns. The deleverage in delivery and logistics expenses was primarily due to the increased penetration of the digital channel and increased international and furniture shipments. Lower initial merchandise markups were primarily due to product mix and higher merchandise markdowns were primarily due to underperforming product at Anthropologie and Urban Outfitters. Total inventory at January 31, 2018 increased by $12.8 million, or 3.8%, to $351.4 million from $338.6 million at January 31, 2017. The increase in inventory relates to a 3.2% increase in comparable Retail segment inventory at cost.

Selling, general and administrative expenses increased by $9.5 million, or 1.1%, to $915.6 million, in fiscal 2018, from $906.1 million in fiscal 2017. Selling, general and administrative expenses as a percentage of net sales decreased in fiscal 2018 to 25.3% of net sales, compared to 25.6% of net sales for fiscal 2017. The leverage was primarily due to the net savings associated with our store reorganization project, partially offset by increased investments in digital marketing. The increase in expense was primarily related to increased investments in digital marketing.

Income from operations decreased to 7.2% of net sales, or $259.9 million, for fiscal 2018 compared to 9.5%, or $338.5 million, for fiscal 2017.

Our effective tax rate for fiscal 2018 was 58.6% of income before income taxes compared to 35.5% of income before income taxes in fiscal 2017. The increase in the effective tax rate was primarily due to a one-time expense of $64.7 million, which includes tax expense associated with the deemed repatriation transition tax on our unremitted foreign earnings and the revaluation of our net U.S. deferred tax assets as a result of the lower federal rate. See Note 9, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

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

The growth in our Retail segment net sales during fiscal 2017 was due to an increase of $24.2 million, or 0.8%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $47.7 million in non-comparable net sales, including new store net sales. Retail segment comparable net sales increased 3.9% at Urban Outfitters, were flat at Free People and decreased 2.0% at Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel, which was partially offset by negative comparable store net sales. The digital net sales increase was driven by an increase in sessions and conversion rate, which was offset by a decrease in average order value. Negative comparable store net sales resulted from decreased transactions and average unit selling price, while units per transaction remained flat. The increase in net sales attributable to non-comparable sales was primarily the result of operating 56 net new stores and restaurants in fiscal 2017 and 2016 that were not in operation for the full comparable periods and sales from the Vetri Family group of restaurants acquired in the first quarter of fiscal 2017, partially offset by the negative impact of foreign currency translation.

The increase in Wholesale segment net sales during fiscal 2017, as compared to fiscal 2016, was primarily due to increased sales to department and specialty stores, driven by increased selling square footage at select department stores and growth in our international accounts. Wholesale sales growth was driven by an increase in units sold that was partially offset by a decrease in average unit selling price.

Gross profit percentage in fiscal 2017 increased to 35.1% of net sales, from 34.9% of net sales in fiscal 2016. Gross profit increased to $1.24 billion in fiscal 2017 compared to $1.20 billion in fiscal 2016. The increase in gross profit rate was primarily driven by improvement in the Urban Outfitters brand maintained margins due to lower merchandise markdowns compared to the prior year. This increase was partially offset by a lower gross profit rate at the Free People brand, which was primarily driven by lower maintained margins due to higher merchandise markdowns, and total Company deleverage in customer delivery and logistics expense primarily related to the increased penetration of our digital channel. The dollar increase in gross profit was primarily due to higher net sales and the increase in gross profit rate. Total inventory at January 31, 2017 increased by $8.4 million, or 2.5%, to $338.6 million from $330.2 million at January 31, 2016. The increase in inventory is primarily due to an increase in non-comparable inventory to support our new and expanded format stores. Comparable Retail segment inventory decreased 2.3% at cost.

Selling, general and administrative expenses as a percentage of net sales increased during fiscal 2017 to 25.6% of net sales, compared to 24.6% of net sales for fiscal 2016. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by direct store expenses to support our square footage growth and expanded format stores and an increase in direct marketing expenses to support our digital growth. Selling, general and administrative expenses increased by $57.8 million, or 6.8%, to $906.1 million, in fiscal 2017, from $848.3 million in fiscal 2016. The dollar increase versus the prior year was primarily related to the operating expenses of non-comparable stores and increased marketing expenses, which helped to drive higher digital traffic.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $506.0 million as of January 31, 2018, as compared to $403.5 million as of January 31, 2017 and $362.9 million as of January 31, 2016. During fiscal 2018, we generated $303.1 million in cash from operations, repurchased $157.0 million in common shares under the Board of Directors approved share repurchase programs and invested $83.8 million in property and equipment. Our working capital was $618.5 million at January 31, 2018 compared to $528.5 million at January 31, 2017 and $505.1 million at January 31, 2016.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities. In fiscal 2016, we utilized borrowings on our long-term debt facility as an additional source of cash to repurchase our common shares. In addition to repurchasing our common shares, our primary uses of cash have been to open new stores, purchase inventory and expand our home offices and fulfillment centers. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities for fiscal 2018 decreased by $112.2 million to $303.1 million from $415.3 million in fiscal 2017. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The period over period decrease in cash flows from operations was primarily due to lower net income and an increase in receivables primarily due to growth in the Wholesale segment.

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2018 decreased by $113.2 million to $121.4 million from $234.6 million in fiscal 2017. Cash used in investing activities in fiscal 2018 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment for fiscal 2018, 2017 and 2016 was $83.8 million, $143.7 million and $135.0 million, respectively. Cash paid for property and equipment in fiscal 2018 and 2017 was primarily to expand our store base and in fiscal 2016 to expand our store base, home offices and fulfillment capabilities.

Cash Flows from Financing Activities

Cash used in financing activities during fiscal 2018 decreased by $34.5 million to $159.2 million from $193.7 million in fiscal 2017. Cash used in financing activities in fiscal 2018 primarily related to $157.0 million of repurchases of our common shares under the Board of Directors approved share repurchase programs. Cash used in financing activities in fiscal 2017 primarily related to $150.0 million in repayments of long-term debt and $45.8 million of repurchases of our common shares under the Board of Directors approved share repurchase program.

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

All obligations under the Credit Facility are unconditionally guaranteed by Urban Outfitters, Inc. and our domestic subsidiaries. The obligations under the Credit Facility are secured by a first-priority security interest in inventory, accounts receivable, and certain other assets of the borrowers and guarantors. The Credit Agreement contains customary representations and warranties, negative and affirmative covenants and provisions relating to events of default.

As of January 31, 2018, we were in compliance with all terms of the Credit Agreement and there were no borrowings under the Credit Facility. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $10.8 million at January 31, 2018.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2018, we had $64.0 million in outstanding trade letters of credit, and $66.0 million available for future trade letters of credit of under these facilities.

Capital and Operating Expenditures

During fiscal 2019, we plan to construct and open approximately 17 new retail locations, expand or relocate certain existing stores, repurchase common shares, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth. We believe that our new store openings, merchandise expansion, and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales growth. During fiscal 2019, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2019 to be approximately $110 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 11, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2018:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,911,309	$295,468	$518,870	$394,859	$702,112
Purchase commitments (2)	486,394	476,580	9,339	475	—
Tax payable (3)	52,683	4,190	8,691	8,379	31,423
Construction contracts (4)	14,577	14,577	—	—	—
Total contractual obligations	$2,464,963	$790,815	$536,900	$403,713	$733,535

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 30 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 30 locations was approximately $3,140 for fiscal 2018. It is common for the lease agreements for our European locations to allow for the landlord to adjust the minimum rental due to the current market rates multiple times during the lease term. The table above includes our current contractual payments for these locations. Amounts noted above include commitments for 13 executed leases for new and relocated stores not opened as of January 31, 2018 as well as one ground lease with Waterloo Devon, LP, a related party. See Note 15, “Related Party Transactions,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the ground lease.

(2)

Includes merchandise commitments, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date, as well as commitments for products and services, including information technology contracts used in the normal course of business.

(3)

Represents one-time transition tax payable related to provisional amounts of cash taxes payable in future years as a result of the Tax Act. For further information, refer to Note 9, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the above table are tax contingencies of $5,159 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $5,159 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2018.

(4)	Includes construction contracts with contractors that are fully satisfied upon the completion of construction, which is typically within 12 months.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2018:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Trade letters of credit (1)	$64,032	$64,032	$—	$—	$—
Stand-by letters of credit (2)	10,843	10,843	—	—	—
Total commercial commitments	$74,875	$74,875	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.
(2)	Consists primarily of stand-by letters of credit for customs, construction and insurance.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recent Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently adopted and issued accounting pronouncements.

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

	Fiscal 2018 Quarter Ended (1)
	April 30, 2017	July 31, 2017	Oct. 31, 2017	Jan. 31, 2018
	(dollars in thousands, except per share data)
Net sales	$761,190	$872,931	$892,774	$1,089,119
Gross profit (2)	239,780	297,343	297,746	340,638
Net income (3)	11,938	49,915	45,092	1,318
Net income per common share—basic	0.10	0.44	0.41	0.01
Net income per common share—diluted	0.10	0.44	0.41	0.01
As a Percentage of Fiscal Year:
Net sales	21%	24%	25%	30%
Net income	11%	46%	42%	1%

	Fiscal 2017 Quarter Ended (1)
	April 30, 2016	July 31, 2016	Oct. 31, 2016	Jan. 31, 2017
	(dollars in thousands, except per share data)
Net sales	$762,577	$890,568	$862,491	$1,030,158
Gross profit (4)	261,891	342,511	299,897	340,314
Net income (5)	29,562	76,915	47,355	64,288
Net income per common share—basic	0.25	0.66	0.41	0.55
Net income per common share—diluted	0.25	0.66	0.40	0.55
As a Percentage of Fiscal Year:
Net sales	22%	25%	24%	29%
Net income	14%	35%	22%	29%

(1)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2)	Included in gross profit for the quarter ended January 31, 2018 were $11,410 of impairment charges related to ten retail locations.
(3)

Included in net income for the quarter ended January 31, 2018 were $11,410 of impairment charges related to ten retail locations, $2,061 loss on disposal of one restaurant, ($4,450) of the income tax impact of impairment charges and loss on disposal and an additional $64,705 in income tax expense related to a one-time charge on foreign earnings and profits and statutory rate changes on deferred taxes in relation to the Tax Act.

(4)	Included in gross profit for the quarter ended January 31, 2017 were $4,341 of impairment charges related to three retail locations.
(5)	Included in net income for the quarter ended January 31, 2017 were $4,341 of impairment charges related to three retail locations and ($1,694) of the income tax impact of impairment charges.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2018 and 2017, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit, and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2018.

The effectiveness of internal control over financial reporting as of January 31, 2018 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 30 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2018, and our report dated April 2, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 2, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	70	Chairman of the Board and Chief Executive Officer
Francis J. Conforti	42	Chief Financial Officer
Trish Donnelly	51	Chief Executive Officer, Urban Outfitters Group
Azeez Hayne	41	General Counsel and Corporate Secretary
Margaret A. Hayne (1)	59	Chief Executive Officer, Free People Brand; Chief Creative Officer, Urban Outfitters, Inc.; Director
Calvin Hollinger	53	Chief Operating Officer
David W. McCreight	55	President, Urban Outfitters, Inc.; Chief Executive Officer, Anthropologie Group
Edward N. Antoian (1)(2)(3)	62	Director
Scott A. Belair (2)	70	Director
Sukhinder Singh Cassidy (4)	48	Director
Harry S. Cherken, Jr. (4)	68	Director
Scott Galloway (1)	53	Director
Elizabeth A. Lambert (1)(4)	54	Director
Joel S. Lawson III (2)(3)	70	Director
Robert H. Strouse (3)(4)	69	Director

(1)	Member of the Innovation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation and Leadership Development Committee.
(4)	Member of the Nominating and Governance Committee.

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

Ms. Hayne joined the Company in August 1982. She is a 42-year veteran of the retail and wholesale industry and has served as Chief Executive Officer of Free People since August 2016 and as Chief Creative Officer of Urban Outfitters, Inc. since November 2013. Ms. Hayne previously served as President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. As an employee of the Company for over 30 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

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

Ms. Singh Cassidy is chairman of theBoardlist, a premium talent marketplace she founded in 2015 that is aimed at connecting highly endorsed women leaders with board opportunities in the technology industry. Prior to theBoardlist, Ms. Singh Cassidy served as chairman of Joyus, a video commerce platform that she founded in 2011. Ms. Singh Cassidy served as chief executive officer of Joyus from January 2011 until February 2017. She has previously held various executive and managerial positions at companies including Google, Amazon, Polyvore, Inc., Accel Partners, Yodlee.com, News Corporation, and Merrill Lynch & Co., Inc. Ms. Singh Cassidy currently serves on the board of Trip Advisor, Inc. (NASDAQ: TRIP) and LM Ericsson Telephone Company (NASDAQ: ERIC) and has previously served on the boards of J. Crew Group, Inc., J. Hilburn, Inc., StitchFix, Inc., and Polyvore, Inc. As a consumer Internet and media executive, Ms. Singh Cassidy’s in-depth knowledge of the online media and advertising sectors, as well as her extensive executive, strategic and operational experience, bring a plethora of talent and expertise to the Board of Directors.

Mr. Cherken has been a partner of the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm, and previously served as either Chair or Co-Chair of its Real Estate Group for 17 years. As a real estate lawyer with over 40 years’ experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities and academic institutions.

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

Code of Conduct and Ethics

We have a written Code of Conduct and Ethics (the “Code”) that applies to our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code includes guidelines relating to compliance with laws, including anti-bribery and illegal payment laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of our confidential information, accepting gifts and business courtesies, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code is available on our website at www.urbn.com. We intend to post any amendments to the Code and also to disclose any waivers (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on December 12, 2016.

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

10.4+^

Urban Outfitters 401(k) Savings Plan (formerly known as The Urban Outfitters, Inc. PROFIT SHARING FUND prior to July 1, 1999) is incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (file no. 033-69378) filed on November 3, 1993.

10.5+	Urban Outfitters 2008 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 2, 2013.

10.6+

Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015.

10.7+	Urban Outfitters 2017 Stock Incentive Plan is incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on April 3, 2017.

10.8+	Form of 2004 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

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

10.19+	Form of 2008 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 12, 2011.

10.20+	Form of 2017 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.21+

Form of 2017 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.22+	Form of 2017 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.23+	Form of 2017 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.24+	Form of 2017 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan
^	Paper filing

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 2, 2018	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 2, 2018

/ S / FRANCIS J. CONFORTI Francis J. Conforti (Principal Financial and Accounting Officer)	Chief Financial Officer	April 2, 2018

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 2, 2018

/ S / SCOTT A. BELAIR Scott A. Belair	Director	April 2, 2018
/ S / SUKHINDER SINGH CASSIDY Sukhinder Singh Cassidy	Director	April 2, 2018
/ S / HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 2, 2018

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 2, 2018

/ S / SCOTT GALLOWAY Scott Galloway	Director	April 2, 2018

/ S / ELIZABETH A. LAMBERT Elizabeth A. Lambert	Director	April 2, 2018

/ S / JOEL S. LAWSON III Joel S. Lawson III	Director	April 2, 2018

/ S / ROBERT H. STROUSE Robert H. Strouse	Director	April 2, 2018

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 2, 2018

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$282,220	$248,140
Marketable securities	165,125	111,067
Accounts receivable, net of allowance for doubtful accounts of $1,326 and $588, respectively	76,962	54,505
Inventory	351,395	338,590
Prepaid expenses and other current assets	103,055	129,095
Total current assets	978,757	881,397
Property and equipment, net	813,768	867,786
Marketable securities	58,688	44,288
Deferred income taxes and other assets	101,567	109,166
Total Assets	$1,952,780	$1,902,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,246	$119,537
Accrued compensation and benefits	36,058	58,782
Accrued expenses and other current liabilities	195,910	174,609
Total current liabilities	360,214	352,928
Long-term debt	—	—
Deferred rent and other liabilities	291,663	236,625
Total Liabilities	651,877	589,553
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 108,248,568 and 116,233,781 shares issued and outstanding, respectively	11	12
Additional paid-in-capital	684	—
Retained earnings	1,310,859	1,347,141
Accumulated other comprehensive loss	(10,651)	(34,069)
Total Shareholders’ Equity	1,300,903	1,313,084
Total Liabilities and Shareholders’ Equity	$1,952,780	$1,902,637

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2018	2017	2016
Net sales	$3,616,014	$3,545,794	$3,445,134
Cost of sales	2,440,507	2,301,181	2,243,232
Gross profit	1,175,507	1,244,613	1,201,902
Selling, general and administrative expenses	915,615	906,086	848,323
Income from operations	259,892	338,527	353,579
Interest income	4,879	1,879	943
Other income	1,435	2,280	958
Other expenses	(4,840)	(4,587)	(5,449)
Income before income taxes	261,366	338,099	350,031
Income tax expense	153,103	119,979	125,542
Net income	$108,263	$218,120	$224,489
Net income per common share:
Basic	$0.97	$1.87	$1.79
Diluted	$0.96	$1.86	$1.78
Weighted-average common shares outstanding:
Basic	111,887,308	116,873,023	125,232,499
Diluted	112,367,924	117,291,117	126,013,414

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Net income	$108,263	$218,120	$224,489
Other comprehensive income (loss):
Foreign currency translation	23,672	(10,533)	(7,963)
Change in unrealized (losses) gains on marketable securities, net of tax	(254)	(85)	(61)
Total other comprehensive income (loss)	23,418	(10,618)	(8,024)
Comprehensive income	$131,681	$207,502	$216,465

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2015	130,502,864	$13	$—	$1,343,383	$(15,427)	$1,327,969
Comprehensive income	—	—	—	224,489	(8,024)	216,465
Share-based compensation	—	—	15,623	—	—	15,623
Share-based awards	2,027,090	—	46,400	—	—	46,400
Excess tax benefit from share-based awards	—	—	6,194	—	—	6,194
Share repurchases	(15,208,834)	(1)	(68,217)	(407,206)	—	(475,424)
Balances as of January 31, 2016	117,321,120	$12	$—	$1,160,666	$(23,451)	$1,137,227
Comprehensive income	—	—	—	218,120	(10,618)	207,502
Share-based compensation	—	—	18,291	—	—	18,291
Share-based awards	293,130	—	4,096	—	—	4,096
Excess tax deficiencies from share-based awards	—	—	(6,193)	—	—	(6,193)
Share repurchases	(1,380,469)	—	(16,194)	(31,645)	—	(47,839)
Balances as of January 31, 2017	116,233,781	$12	$—	$1,347,141	$(34,069)	$1,313,084
Comprehensive income	—	—	—	108,263	23,418	131,681
Share-based compensation	—	—	14,517	—	—	14,517
Share-based awards	200,148	—	—	—	—	—
Cumulative effect of change in accounting pronouncement (see Note 2)	—	—	1,607	(760)	—	847
Share repurchases	(8,185,361)	(1)	(15,440)	(143,785)	—	(159,226)
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$108,263	$218,120	$224,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,408	135,330	142,722
Provision (benefit) for deferred income taxes	8,329	(4,801)	13,662
Share-based compensation expense	14,517	18,291	15,623
Impairment	11,410	4,341	8,928
Loss on disposition of property and equipment, net	4,037	3,667	1,400
Changes in assets and liabilities:
Receivables	(21,744)	20,934	(13,820)
Inventory	(8,644)	(9,963)	26,739
Prepaid expenses and other assets	12,967	(10,359)	3,811
Payables, accrued expenses and other liabilities	45,516	39,692	(3,940)
Net cash provided by operating activities	303,059	415,252	419,614
Cash flows from investing activities:
Cash paid for property and equipment	(83,813)	(143,714)	(134,950)
Cash paid for marketable securities	(281,385)	(318,742)	(265,872)
Sales and maturities of marketable securities	243,818	243,159	374,057
Acquisition of business	—	(15,325)	—
Net cash used in investing activities	(121,380)	(234,622)	(26,765)
Cash flows from financing activities:
Borrowings under long-term debt	—	—	291,612
Repayments of long-term debt	—	(150,000)	(141,612)
Proceeds from the exercise of share-based awards	—	4,096	46,400
Share repurchases related to share repurchase program	(157,044)	(45,787)	(465,304)
Share repurchases related to taxes for share-based awards	(2,182)	(2,052)	(10,120)
Net cash used in financing activities	(159,226)	(193,743)	(279,024)
Effect of exchange rate changes on cash and cash equivalents	11,627	(4,023)	(3,107)
Increase (decrease) in cash and cash equivalents	34,080	(17,136)	110,718
Cash and cash equivalents at beginning of period	248,140	265,276	154,558
Cash and cash equivalents at end of period	$282,220	$248,140	$265,276
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$83,986	$111,958	$99,359
Non-cash investing activities—Accrued capital expenditures	$10,144	$17,020	$11,607

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2018 and 2017, the Company operated 613 and 606 stores, respectively. Stores located in the United States totaled 520 as of January 31, 2018 and 515 as of January 31, 2017. Operations in Europe and Canada included 57 stores and 36 stores as of January 31, 2018, respectively, and 54 stores and 37 stores as of January 31, 2017, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel and home goods to approximately 2,100 department and specialty stores worldwide, customer websites and to the Company’s Retail segment.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2018 ended on January 31, 2018.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2018 and 2017, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2018 and January 31, 2017 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive income (loss)” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable primarily consists of amounts due from our wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2018, 2017 and 2016 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2018	$588	4,435	(3,697)	$1,326
Year ended January 31, 2017	$664	4,892	(4,968)	$588
Year ended January 31, 2016	$850	6,578	(6,764)	$664

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The majority of inventory at January 31, 2018 and 2017 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

Property and Equipment

Property and equipment are stated at cost and primarily consist of store leasehold improvements, furniture and fixtures, buildings and other operating equipment. Depreciation is computed using the straight-line method over the lesser of the lease term or useful life for leasehold improvements, five years for furniture and fixtures, 39 years for buildings and three to ten years for other operating equipment. Major renovations or improvements that extend the service lives of our assets are capitalized over the lesser of the extension period, life of the improvement, or the remaining term of the lease.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews the carrying values of its long-lived assets annually and periodically whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2018, we recorded impairment charges for ten retail locations, totaling $11,410, included in “Cost of sales” in the Consolidated Statements of Income. During fiscal 2017, the Company recorded impairment charges for three retail locations, totaling $4,341, included in “Cost of sales” in the Consolidated Statements of Income. During fiscal 2016, the Company recorded impairment charges for five retail locations, totaling $8,928, of which $7,429 is in “Cost of sales” and $1,499 is in “Selling, general and administrative expenses,” in the Consolidated Statements of Income. During the Company’s assessment of current and future performance it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets.

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

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company’s books until the card is redeemed by the customer, at which time the Company records the redemption of the card for merchandise or services as a sale, or when it is determined the likelihood of redemption is remote. The Company determines the probability of the gift cards being redeemed to be remote based on historical redemption patterns. Revenues attributable to the reduction of gift card liabilities for which the likelihood of redemption becomes remote are included in sales and are not material. The Company’s gift cards do not expire.

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. The activity of the sales returns reserve for the years ended January 31, 2018, 2017 and 2016 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2018	$24,882	115,353	(111,333)	$28,902
Year ended January 31, 2017	$24,385	105,909	(105,412)	$24,882
Year ended January 31, 2016	$19,804	96,707	(92,126)	$24,385

Cost of Sales

Cost of sales includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink provisions; store occupancy costs, including rent and depreciation; delivery expense; inbound and outbound freight; customs related taxes and duties; inventory acquisition and purchasing costs; design costs; warehousing and handling costs; and other inventory acquisition related costs.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for digital channel (formerly referred to as the “direct-to-consumer” channel) advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to our Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in our catalogs, on our websites, mobile applications and in our social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,491 and $2,087 as of January 31, 2018, and 2017, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $134,632, $127,159 and $114,104 for fiscal 2018, 2017 and 2016, respectively. In addition, the Company incurred web creative expenses of $37,099, $31,237 and $32,003 for fiscal 2018, 2017 and 2016, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2018, 2017 and 2016, the Company did not capitalize any internally generated internal-use software development costs because substantially all costs were incurred during the planning and operating stages, and costs incurred during the application and infrastructure development stage were not material.

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

In December 2017, the U.S. enacted new federal comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Company has performed preliminary analyses of the impacts of the Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to exceed one year from the enactment date. Under these preliminary analyses, the Company recorded additional GAAP tax expense in the fourth quarter of fiscal 2018 amounting to $64,705. The impacts of the Tax Act may differ from the Company’s provisional estimates due to many factors, including, but not limited to, changes to the Company’s interpretation of the provisions in the Tax Act, U.S. Internal Revenue Service (the “IRS”) and U.S. Treasury Department guidance that may be issued, and actions the Company may take. The Company’s management is still evaluating the effects of the Tax Act’s provisions on its consolidated financial statements; however, the Company expects to complete its analyses within the measurement period, pursuant to SAB 118.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive loss. Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $10,340 and $34,012 as of January 31, 2018 and January 31, 2017, respectively, and unrealized losses, net of tax, on marketable securities of $311 and $57 as of January 31, 2018 and January 31, 2017, respectively. The tax effect of the unrealized losses on marketable securities recorded in comprehensive loss was $137, $28 and $36 during fiscal 2018, 2017

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and 2016, respectively. Gross realized gains and losses are included in “Other income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2018, 2017 and 2016 were not material.

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

Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on February 1, 2017 and recorded a cumulative effect reduction to beginning retained earnings of ($984) related to the Company’s election to record forfeitures as they occur and $224 related to the recognition of previously unrecognized excess tax benefits. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits (deficits) in the statement of cash flows, which resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $350 and $6,194 for fiscal 2017 and 2016, respectively. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the provision for income taxes in the consolidated results of operations has been applied prospectively. The Company recorded excess tax deficits of $2,984 during fiscal 2018.

Recently Issued

In October 2016, the FASB issued an accounting standards update that amends the existing guidance on the income tax effects of intra-entity asset transfers with the exception of transfers of inventory. The update requires the recognition of tax expense when an intra-entity asset transfer occurs as opposed to being deferred under the existing guidance. The Company will adopt the new guidance effective February 1, 2018 using the modified retrospective approach. The net cumulative effect of this change will be immaterial and will be recognized as an increase to retained earnings as of February 1, 2018.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company will adopt this update on February 1, 2018 using the modified retrospective approach. Adoption will result in changes in the timing of recognizing breakage income related to its gift cards and in recognizing estimated sales returns on a gross basis on its balance sheet. The net cumulative effect of these changes will be immaterial and will be recognized as an adjustment to retained earnings as of February 1, 2018.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2018 and 2017 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2018
Short-term Investments:
Corporate bonds	$111,612	$—	$(184)	$111,428
Municipal and pre-refunded municipal bonds	52,474	11	(39)	52,446
Certificates of deposit	1,251	—	—	1,251
	165,337	11	(223)	165,125
Long-term Investments:
Corporate bonds	39,853	—	(228)	39,625
Municipal and pre-refunded municipal bonds	9,873	8	(24)	9,857
Mutual funds, held in rabbi trust	5,973	274	(10)	6,237
Certificates of deposit	2,969	—	—	2,969
	58,668	282	(262)	58,688
	$224,005	$293	$(485)	$223,813
As of January 31, 2017
Short-term Investments:
Corporate bonds	$59,403	$7	$(90)	$59,320
Municipal and pre-refunded municipal bonds	51,731	28	(12)	51,747
	111,134	35	(102)	111,067
Long-term Investments:
Corporate bonds	19,102	9	(33)	19,078
Municipal and pre-refunded municipal bonds	19,488	35	(9)	19,514
Mutual funds, held in rabbi trust	4,583	91	(1)	4,673
Certificates of deposit	1,023	—	—	1,023
	44,196	135	(43)	44,288
	$155,330	$170	$(145)	$155,355

Proceeds from the sales and maturities of available-for-sale securities were $243,818, $243,159 and $374,057 in fiscal 2018, 2017 and 2016, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized loss of $35 during fiscal 2018, a net realized loss of $83 during fiscal 2017 and a net realized gain of $43 during fiscal 2016. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $2,588, $2,200 and $3,841 for fiscal years 2018, 2017 and 2016, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2018 and January 31, 2017, respectively.

	January 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$151,053	$(412)	$—	$—	$151,053	$(412)
Municipal and pre-refunded municipal bonds	39,671	(63)	—	—	39,671	(63)
Mutual funds, held in rabbi trust	474	(10)	—	—	474	(10)
Total	$191,198	$(485)	$—	$—	$191,198	$(485)

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

As of January 31, 2018 and 2017, there were a total of 336 and 206 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$151,053	$—	$—	$151,053
Municipal and pre-refunded municipal bonds	—	62,303	—	62,303
Mutual funds, held in rabbi trust	6,237	—	—	6,237
Certificates of deposit	—	4,220	—	4,220
	$157,290	$66,523	$—	$223,813

	Marketable Securities Fair Value as of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$78,398	$—	$—	$78,398
Municipal and pre-refunded municipal bonds	—	71,261	—	71,261
Mutual funds, held in rabbi trust	4,673	—	—	4,673
Certificates of deposit	—	1,023	—	1,023
	$83,071	$72,284	$—	$155,355

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2018 and January 31, 2017.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2018 and 2017, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2018, 2017 and 2016, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. These assets were written down to a fair value resulting in impairment charges of $11,410, $4,341 and $8,928 in fiscal 2018, 2017 and 2016, respectively.

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2018	2017
Land	$21,310	$21,310
Buildings	305,883	300,130
Furniture and fixtures	439,729	437,268
Leasehold improvements	921,629	896,279
Other operating equipment	300,304	280,581
Construction-in-progress	34,913	43,346
	2,023,768	1,978,914
Accumulated depreciation	(1,210,000)	(1,111,128)
Total	$813,768	$867,786

Depreciation expense for property and equipment in fiscal 2018, 2017 and 2016 was $125,820, $133,130 and $138,881, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2018	2017
Gift cards and merchandise credits	$56,210	$55,144
Sales return reserves	28,902	24,882
Accrued sales and VAT taxes	19,193	24,794
Accrued rents, estimated property taxes and other property expenses	16,487	16,838
Federal, state and foreign income taxes	16,403	4,968
Accrued construction	10,353	17,001
Other current liabilities	48,362	30,982
Total	$195,910	$174,609

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

All obligations under the Credit Facility are unconditionally guaranteed by Urban Outfitters, Inc. and its domestic subsidiaries. The obligations under the Credit Facility are secured by a first-priority security interest in inventory, accounts receivable, and certain other assets of the borrowers and guarantors. The Credit Agreement contains customary representations and warranties, negative and affirmative covenants and provisions relating to events of default.

As of January 31, 2018, the Company was in compliance with all terms of the Credit Agreement and borrowings under the Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $10,843.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2018, the Company had outstanding trade letters of credit of $64,032, and available trade letters of credit of $65,968 under these facilities.

9. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act significantly changes existing U.S. tax law that affected our fiscal year ended January 31, 2018, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and, (iii) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the IRC stipulates that our fiscal year ended January 31, 2018 had a blended corporate tax rate of 33.8%, which was based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year. The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending January 31, 2019.

The Tax act also establishes new tax laws that will affect our fiscal year ending January 31, 2019, including, but not limited to (i) generally eliminating U.S. federal income taxes on certain dividends from foreign subsidiaries; (ii) creating the base erosion anti-abuse tax, a new minimum tax; (iii) creating a new limitation on deductible interest expense; and (iv) creating the global intangibles low-tax income (“GILTI”) inclusions.

The Company’s accounting for the following elements of the Tax Act is incomplete, however, management was able to make reasonable estimates of certain effects and, therefore, recorded the provisional adjustments set forth below.

Reduction of U.S. Federal Corporate Tax Rate

The Tax Act reduces the U.S. corporate tax rate to 21%, effective January 1, 2018. For certain of the Company’s U.S. deferred tax assets and liabilities, it has recorded a provisional tax expense of $12,022. While the Company is able to make a reasonable estimate of the impact of the reduction in its U.S. corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the Company’s calculation of deemed repatriation of deferred foreign earnings and profits (“E&P”) and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

of $52,683 on $458,221 of historic unremitted foreign E&P. The Company continues to gather additional information to more-precisely compute the amount of the Transition Tax.

Global Intangibles Low-tax Income

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC-tested income over the net deemed tangible income return, which is currently defined as the excess of (i) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over, (ii) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of Accounting Standard Codification 740.

Under GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (i.e., the period cost method), or (ii) factoring such amounts into the Company’s measurement of its deferred taxes (i.e., the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations, but also its intent and ability to modify its structure and/or its business, management is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Domestic	$208,787	$297,347	$323,906
Foreign	52,579	40,752	26,125
	$261,366	$338,099	$350,031

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Current:
Federal	$124,988	$103,951	$84,274
State	10,772	15,130	21,391
Foreign	9,014	5,699	6,215
	$144,774	$124,780	$111,880
Deferred:
Federal	$10,270	$(5,765)	$13,985
State	(1,914)	1,029	(1,218)
Foreign	(27)	(65)	895
	8,329	(4,801)	13,662
	$153,103	$119,979	$125,542

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2018	2017	2016
Expected provision at statutory U.S. federal tax rate	33.8%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.3	3.1	3.7
Foreign taxes	(3.4)	(2.9)	(2.0)
Federal rehabilitation tax credit	—	—	(1.9)
Net impact of U.S. tax reform	24.7	—	—
Other	1.2	0.3	1.1
Effective tax rate	58.6%	35.5%	35.9%

The significant components of deferred tax assets and liabilities as of January 31, 2018 and 2017 are as follows:

	January 31,
	2018	2017
Deferred tax liabilities:
Prepaid expense	$(2,358)	$(3,460)
Depreciation	(38,662)	(70,944)
Other temporary differences	(1,017)	(2,024)
Gross deferred tax liabilities	(42,037)	(76,428)
Deferred tax assets:
Deferred rent	54,958	79,675
Inventory	9,726	9,760
Accounts receivable	1,240	3,241
Net operating loss carryforwards	2,364	2,859
Tax uncertainties	1,033	1,949
Accrued salaries and benefits	14,437	28,234
Income tax credits	5,399	4,550
Other temporary differences	8,533	5,512
Gross deferred tax assets, before valuation allowances	97,690	135,780
Valuation allowances	(9,451)	(6,688)
Net deferred tax assets	$46,202	$52,664

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2018 and 2017, respectively, $19,061 and $28,549 were attributable to U.S. federal, $16,848 and $14,798 were attributed to state jurisdictions and $10,293 and $9,317 were attributed to foreign jurisdictions.

As of January 31, 2018, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $477 that expire from 2018 through 2028 and approximately $7,941 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss and credit carryforwards for tax purposes of approximately $5,875 that expire from 2021 through 2038 and $6,448 that expire from 2019 through 2031. As of January 31, 2018, the Company had a full valuation allowance for certain foreign net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized. In November 2015, the FASB issued an accounting standards update that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. The Company elected to early adopt this update and prospectively applied the update to deferred tax assets and liabilities as of January 31, 2016.

As of January 31, 2018, approximately $308,520 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. Additionally, the Company has cumulative undistributed earnings of $458,221 that were subject to the one-time deemed repatriation transition tax required by the Tax Act. The Company continues to believe that certain foreign earnings are indefinitely reinvested; however, as the Company continues to evaluate the impacts of the Tax Act, the Company may change this assertion in a future period. Since under the Tax Act there will be no additional federal income taxes when these amounts are repatriated, and the relevant foreign jurisdictions do not impose a withholding tax on dividends, the Company would only be subject to state income tax on these earnings. A change in this assertion in a future period would not have a material impact on the Company’s financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2018	2017	2016
Balance at the beginning of the period	$5,798	$7,838	$6,889
Increases in tax positions for prior years	45	21	4,053
Decreases in tax positions for prior years	(511)	(725)	(891)
Increases in tax positions for current year	128	187	274
Settlements	—	(590)	(1,590)
Lapse in statute of limitations	(914)	(933)	(897)
Balance at the end of the period	$4,546	$5,798	$7,838

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $4,127 and $4,466 as of January 31, 2018 and 2017, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2018, 2017 and 2016, the Company recognized expense/(benefit) of ($209), ($218) and ($686), respectively, related to interest and penalties. The Company accrued $568 and $582 for the payment of interest and penalties as of January 31, 2018 and 2017, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In November 2017, the Company received notification that the Company’s U.S. income tax return for the period ended January 31, 2016 was selected for examination. The Company is also under audit in certain foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2008 to 2017. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $3,656.

10. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2018, no awards have been made under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2018, there were 3,903,823 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

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

During the fiscal year ended January 31, 2018, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures. During the fiscal years ended January 31, 2017 and 2016, based on the Company’s historical experience, it assumed an annualized forfeiture rate of 5% for its unvested share-based awards granted during the respective years.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2018, 2017 and 2016 was as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Stock Options	$897	$1,002	$841
Stock Appreciation Rights	142	240	1,295
Performance Stock Units (1)(2)(3)	3,562	12,349	13,464
Restricted Stock Units	9,916	4,700	23
Total	$14,517	$18,291	$15,623

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(1)

Includes the reversal of $11,515 of previously recognized compensation expense in fiscal 2018, related to 871,779 PSU’s that will not vest as the achievement of the related performance target is not probable.

(2)

Includes the reversal of $7,908 of previously recognized compensation expense in fiscal 2017, related to 505,510 PSU’s that will not vest as the achievement of the related performance target is not probable.

(3)

Includes the reversal of $967 of previously recognized compensation expense in fiscal 2016, related to 50,004 PSU’s that will not vest as the achievement of the related performance target is not probable.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2018, 2017 and 2016 was $5,438, $7,132 and $6,182, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2018, 2017 and 2016 was $1,753, $2,272 and $14,512, respectively.

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

	Fiscal Year Ended January 31,
	2018	2017	2016
Expected life, in years	3.4	3.4	3.5
Risk-free interest rate	1.6%	0.9%	1.2%
Volatility	40.2%	34.2%	32.5%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	908,250	$34.45	3.1	$75
Granted	160,000	18.89
Exercised	—	—
Forfeited or Expired	(168,250)	32.74
Awards outstanding at end of year	900,000	32.01	3.4	$3,933
Awards outstanding fully vested and expected to vest	900,000	32.01	3.4	$3,933
Awards exercisable at end of year	740,000	$34.84	2.7	$1,498

The following table summarizes other information related to stock options during the years ended January 31, 2018, 2017 and 2016:

	Fiscal Year Ended January 31,
	2018	2017	2016
Weighted-average grant date fair value—per share	$5.37	$7.31	$7.46
Intrinsic value of awards exercised	$—	$1,566	$14,193
Net cash proceeds from the exercise of stock options	$—	$4,096	$46,400

Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2018, was $278, which is expected to be recognized over the weighted-average period of 0.3 year.

Stock Appreciation Rights

The Company may grant SAR’s which generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. There were no SAR’s granted during the fiscal years ended January 31, 2018, 2017, and 2016.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s SAR activity for the fiscal year ended January 31, 2018:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	231,325	$32.69	2.5	$—
Granted	—	—
Exercised	(3,175)	32.80
Forfeited or Expired	(13,175)	32.80
Awards outstanding at end of year	214,975	32.69	1.6	$493
Awards outstanding fully vested and expected to vest	214,975	32.69	1.6	$493
Awards exercisable at end of year	203,849	$32.45	1.5	$493

The following table summarizes other information related to SAR’s during the years ended January 31, 2018, 2017 and 2016:

	Fiscal Year Ended January 31,
	2018	2017	2016
Intrinsic value of awards exercised	$5	$566	$7,386

Total unrecognized compensation cost of SAR’s granted, but not yet vested, as of January 31, 2018, was $4, which is expected to be recognized over the weighted-average period of 0.1 year.

Performance Stock Units

The Company may grant PSU’s which vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s are determined using a Monte Carlo simulation. This model uses assumptions including the risk free interest rate, expected volatility of the Company’s stock price and expected life of the awards. The Company makes certain estimates about the number of awards which will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a three to five-year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2018:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	3,050,734	$17.98
Granted	390,000	23.38
Vested	(200,000)	29.58
Forfeited	(573,473)	22.47
Non-vested awards outstanding at end of year	2,667,261	$21.84

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2018, 2017 and 2016 was $23.38, $27.30 and $18.94, per share, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2018, was $11,249, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The Company may grant RSU’s which vest based on the achievement of specified service conditions. RSU’s typically vest over a three to five-year period.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2018:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	531,500	$28.17
Granted	621,500	26.01
Vested	—	—
Forfeited	(61,500)	27.49
Non-vested awards outstanding at end of year	1,091,500	$26.92

The weighted-average grant date fair value of RSU’s awarded during the fiscal year ended January 31, 2018 and 2017 was $26.01 and $28.10, per share, respectively. There were no RSU’s granted during the fiscal year ended January 31, 2016. No RSU’s vested during the fiscal years ended January 31, 2018 and January 31, 2017. The aggregate grant date fair value of RSU’s vested during the fiscal year ended January 31, 2016 was $39.06. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2018, was $14,207, which is expected to be recognized over a weighted-average period of 2.1 years.

11. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2018	2017
Number of common shares repurchased and subsequently retired	8,092,906	1,324,700
Total cost	$157,044	$45,787
Average cost per share, including commissions	$19.41	$34.56

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased by the end of August 2017. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program, of which 17,902,153 common shares were remaining as of January 31, 2018.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2018 and 2017, the Company acquired and subsequently retired 92,455 and 55,769 common shares at a total cost of $2,182 and $2,052, respectively, from employees to meet minimum statutory tax withholding requirements.

12. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2018 and 2017, respectively:

	Fiscal Year Ended January 31, 2018
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	23,672	(219)	23,453
Amounts reclassified from accumulated other comprehensive income (loss)	—	(35)	(35)
Net current-period total other comprehensive income (loss)	23,672	(254)	23,418
Ending Balance	$(10,340)	$(311)	$(10,651)

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Fiscal Year Ended January 31, 2017
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(23,479)	$28	$(23,451)
Other comprehensive income (loss) before reclassifications	(10,533)	(2)	(10,535)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(83)	(83)
Net current-period total other comprehensive income (loss)	(10,533)	(85)	(10,618)
Ending Balance	$(34,012)	$(57)	$(34,069)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

13. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2018	2017	2016
Basic weighted-average common shares outstanding	111,887,308	116,873,023	125,232,499
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	480,616	418,094	780,915
Diluted weighted-average shares outstanding	112,367,924	117,291,117	126,013,414

For the fiscal years ended January 31, 2018, 2017 and 2016, awards to purchase 906,294 common shares ranging in price from $25.60 to $46.02, awards to purchase 812,957 common shares ranging in price from $28.10 to $46.02 and awards to purchase 692,942 common shares ranging in price from $25.60 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2018 and 2017, 2,509,536 and 3,165,152 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

14. Commitments and Contingencies

Leases

The Company leases its stores, certain fulfillment and distribution centers, and offices under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2019	$295,468
2020	274,338
2021	244,532
2022	210,338
2023	184,521
Thereafter	702,112
Total minimum lease payments	$1,911,309

Amounts noted above include commitments for 13 executed leases for stores not opened as of January 31, 2018 as well as one ground lease with Waterloo Devon, LP, a related party (See Note 15, “Related Party Transactions”). The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2018	2017	2016
Minimum and percentage rentals	$269,107	$260,421	$245,474
Contingent rentals	694	2,244	2,704
Total	$269,801	$262,665	$248,178

Purchase Commitments

As of January 31, 2018, the Company also has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $486,394. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2018, the Company also has commitments related to contracts with construction contractors, fully satisfied upon the completion of construction, which is typically within 12 months, of $14,577.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $2,602, $2,455 and $2,121 for fiscal years 2018, 2017 and 2016, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. The Company’s matching contributions are calculated to provide $0.25 per employee contribution dollar on the first 6% of total compensation deferred under the combination of both the Plan and the NQDC. Employee contributions are 100% vested on the contribution date and the Company’s matching contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $52, $84 and $105 during fiscal years 2018, 2017 and 2016, respectively. The NQDC obligation was $6,237 and $4,673 as of January 31, 2018 and 2017, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $6,237 and $4,673 as of January 31, 2018 and 2017, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2018, 2017 and 2016 were $2,652, $2,420 and $2,493, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Amounts due to DBR as of January 31, 2018 and 2017 were approximately $87 and $102, respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2018, 2017 and 2016 in the United States. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s directors, and is the president and the sole shareholder of The McDevitt Company. Mr. McDevitt’s wife, Wendy McDevitt, is an employee of the Company. In addition, Mr. McDevitt owns McDevitt Corporation Limited, a United Kingdom entity, and McDevitt Netherlands BV, a Dutch entity. During fiscal 2018, 2017 and 2016, the Company paid real estate commissions of $249, $157 and $422, respectively, to West Street Consultancy Limited, a United Kingdom entity owned by an employee of McDevitt Corporation Limited. The Company also paid commissions of $735, $144 and $24 during fiscal 2018, 2017 and 2016, respectively, to McDevitt Netherlands BV. The Company has been advised that West Street Consultancy Limited has entered into an arrangement to share a portion of its commissions with McDevitt Corporation Limited.

On September 20, 2016, the Company, through its wholly-owned subsidiary, Anthropologie, Inc., entered into a ground lease (the “Lease”) with Waterloo Devon, L.P. (the “Landlord”). Wade L. McDevitt is a minority owner of the Landlord and its general partner and the brother-in-law of Scott Belair, one of the Company’s directors. Pursuant to the Lease, the Company rented approximately 6 acres located in Devon, Pennsylvania to develop a lifestyle center, which will include an expanded format Anthropologie store, a Terrain

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

store, several URBN restaurant concepts, and a boutique event space. The Lease, which commenced on June 14, 2017, has an initial term of 40 years with two options to extend, each for an additional ten-year term. The initial rental rate is $1,087 per year and rent increases 10% every five years during the initial term. The aggregate amount of rental payments payable under the initial term of the Lease is approximately $62,135. Real estate taxes, insurance, construction costs and other third-party expenses will also be paid by the Company. If the Company exercises its option to extend the Lease, rental payments during such extension term will be 90% of the market rental rate. During fiscal 2018, the Company made payments of $776 to the Landlord. An independent committee of the Board of Directors retained a national commercial real estate services firm to provide an appraisal of the initial market rental value of a portion of the property, which confirmed that the proposed initial rental rate per acre was consistent with market rates. The Lease and appraisal were reviewed by a committee of disinterested members of the Company’s Board of Directors and the Lease was approved by this committee and by the Company’s Board of Directors.

The Addis Group (“Addis”), an insurance brokerage and risk management consulting company, acted as the Company’s commercial insurance broker and risk management consultant for the year ended January 31, 2016. The Company has not paid any compensation to Addis for such services, but has been advised that Addis has received commissions from other parties to such transactions. Addis merged into BB&T Insurance Services (“BB&T”) in August 2015. Scott Addis, the brother-in-law of Richard A. Hayne and Margaret A. Hayne, was President of Addis until December 31, 2015. There were no amounts due to or from Addis or BB&T as of January 31, 2018 and January 31, 2017.

16. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands, as well as the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of January 31, 2018, there were 245 Urban Outfitters stores, 226 Anthropologie Group stores, 132 Free People stores and ten restaurants under the Food and Beverage division. Each of Urban Outfitters, the Anthropologie Group and Free People, including their stores and digital channels, and the restaurants operated under the Company’s Food and Beverage division, are considered an operating segment. Net sales from the Retail segment accounted for approximately 91.3%, 91.9% and 92.4% of total consolidated net sales for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. The remaining net sales are derived from the Company’s Wholesale segment that consists of the Free People and Anthropologie brands that sell through approximately 2,100 department and specialty stores worldwide, customer websites and the Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual wear (including intimates and activewear) and shoes under the Free People brand and home goods under the Anthropologie brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or digital channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. We also allow customers to view in-store inventory from our websites and mobile applications. Digital orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. In addition, customers can pick up digital orders and return certain merchandise purchased through digital channels at retail locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. We manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance. Over the next several

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

years we plan to continue to shift investment to the digital channel to align with changing customer preferences and focus on improving our speed-to-customer capabilities.

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the Retail and Wholesale segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2018	2017	2016
Net sales
Retail operations	$3,299,714	$3,256,890	$3,184,955
Wholesale operations	327,539	298,566	273,603
Intersegment elimination	(11,239)	(9,662)	(13,424)
Total net sales	$3,616,014	$3,545,794	$3,445,134
Income from operations
Retail operations	$233,844	$325,666	$342,885
Wholesale operations	71,877	58,169	54,444
Intersegment elimination	151	(614)	(1,096)
Total segment operating income	305,872	383,221	396,233
General corporate expenses	(45,980)	(44,694)	(42,654)
Total income from operations	$259,892	$338,527	$353,579
Depreciation expense for property and equipment
Retail operations	$124,935	$132,150	$137,963
Wholesale operations	885	980	918
Total depreciation expense for property and equipment	$125,820	$133,130	$138,881
Inventory
Retail operations	$300,493	$301,519
Wholesale operations	50,902	37,071
Total inventory	$351,395	$338,590
Property and equipment, net
Retail operations	$811,128	$864,396
Wholesale operations	2,640	3,390
Total property and equipment, net	$813,768	$867,786
Cash paid for property and equipment
Retail operations	$83,768	$142,872	$134,627
Wholesale operations	45	842	323
Total cash paid for property and equipment	$83,813	$143,714	$134,950

The following table summarizes the percentage of net sales by merchandise category for the Company:

	Fiscal Year
	2018	2017	2016
Net sales
Apparel (1)	67%	66%	68%
Home (2)	16%	16%	15%
Accessories (3)	12%	13%	13%
Other (4)	5%	5%	4%
Total net sales	100%	100%	100%

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2018	2017	2016
Net Sales
Domestic operations	$3,163,074	$3,114,014	$3,005,595
Foreign operations	452,940	431,780	439,539
Total net sales	$3,616,014	$3,545,794	$3,445,134
Property and equipment, net
Domestic operations	$720,890	$766,419
Foreign operations	92,878	101,367
Total property and equipment, net	$813,768	$867,786