Form 10-Q
period 2018-04-30
URBAN OUTFITTERS INC
filed 2018-06-11
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2018

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

Common shares, $0.0001 par value—108,824,688 shares outstanding on June 4, 2018.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$313,713	$282,220	$252,484
Marketable securities	166,367	165,125	118,493
Accounts receivable, net of allowance for doubtful accounts of $1,895, $1,326 and $578, respectively	88,936	76,962	83,949
Inventory	404,617	351,395	359,493
Prepaid expenses and other current assets	123,505	103,055	110,431
Total current assets	1,097,138	978,757	924,850
Property and equipment, net	819,725	813,768	851,259
Marketable securities	35,079	58,688	38,451
Deferred income taxes and other assets	99,273	101,567	113,515
Total Assets	$2,051,215	$1,952,780	$1,928,075
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,870	$128,246	$157,153
Accrued expenses, accrued compensation and other current liabilities	256,221	231,968	196,328
Total current liabilities	415,091	360,214	353,481
Long-term debt	—	—	—
Deferred rent and other liabilities	289,709	291,663	241,904
Total Liabilities	704,800	651,877	595,385
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 108,670,688, 108,248,568 and 116,290,358 shares issued and outstanding, respectively	11	11	12
Additional paid-in-capital	6,434	684	6,628
Retained earnings	1,358,683	1,310,859	1,358,319
Accumulated other comprehensive loss	(18,713)	(10,651)	(32,269)
Total Shareholders’ Equity	1,346,415	1,300,903	1,332,690
Total Liabilities and Shareholders’ Equity	$2,051,215	$1,952,780	$1,928,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2018	2017
Net sales	$855,688	$761,190
Cost of sales	575,028	521,410
Gross profit	280,660	239,780
Selling, general and administrative expenses	226,764	218,744
Income from operations	53,896	21,036
Other income, net	80	319
Income before income taxes	53,976	21,355
Income tax expense	12,716	9,417
Net income	$41,260	$11,938
Net income per common share:
Basic	$0.38	$0.10
Diluted	$0.38	$0.10
Weighted-average common shares outstanding:
Basic	108,490,926	116,276,289
Diluted	109,743,677	116,539,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2018	2017
Net income	$41,260	$11,938
Other comprehensive (loss) income:
Foreign currency translation	(7,969)	1,788
Change in unrealized losses (gains) on marketable securities, net of tax	(93)	12
Total other comprehensive (loss) income	(8,062)	1,800
Comprehensive income	$33,198	$13,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	41,260	(8,062)	33,198
Share-based compensation	—	—	5,524	—	—	5,524
Share-based awards	560,430	—	5,273	—	—	5,273
Cumulative effect of change in accounting pronouncements (see Note 2)	—	—	—	6,564	—	6,564
Share repurchases	(138,310)	—	(5,047)	—	—	(5,047)
Balances as of April 30, 2018	108,670,688	$11	$6,434	$1,358,683	$(18,713)	$1,346,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	April 30,
	2018	2017
Cash flows from operating activities:
Net income	$41,260	$11,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,464	32,136
Benefit for deferred income taxes	(7,166)	(3,872)
Share-based compensation expense	5,524	6,163
Loss on disposition of property and equipment, net	1,985	528
Changes in assets and liabilities:
Receivables	(12,194)	(29,308)
Inventory	(54,379)	(20,365)
Prepaid expenses and other assets	1,599	2,356
Payables, accrued expenses and other liabilities	47,022	13,454
Net cash provided by operating activities	54,115	13,030
Cash flows from investing activities:
Cash paid for property and equipment	(24,634)	(23,541)
Cash paid for marketable securities	(52,237)	(50,272)
Sales and maturities of marketable securities	57,400	64,903
Net cash used in investing activities	(19,471)	(8,910)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,273	—
Share repurchases related to taxes for share-based awards	(5,047)	(1,142)
Net cash provided by (used in) financing activities	226	(1,142)
Effect of exchange rate changes on cash and cash equivalents	(3,377)	1,366
Increase in cash and cash equivalents	31,493	4,344
Cash and cash equivalents at beginning of period	282,220	248,140
Cash and cash equivalents at end of period	$313,713	$252,484
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$2,414	$6,865
Non-cash investing activities—Accrued capital expenditures	$26,177	$7,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed with the United States Securities and Exchange Commission on April 2, 2018.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2019 will end on January 31, 2019.

2. Recent Accounting Pronouncements

Recently Adopted

In October 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the existing guidance on the income tax effects of intra-entity asset transfers with the exception of transfers of inventory. The update requires the recognition of tax expense when an intra-entity asset transfer occurs as opposed to being deferred under the existing guidance. The Company adopted the new guidance on February 1, 2018 using the modified retrospective approach. The net cumulative effect of this change was $4,496 and was recognized as a decrease to retained earnings as of February 1, 2018.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities are required to apply the following steps when recognizing revenue under the update: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted this update on February 1, 2018 using the modified retrospective approach and applied the new guidance to all contracts that were not completed as of the adoption date. Adoption resulted in a change in the timing of recognizing breakage income related to its gift cards and in recognizing estimated sales returns on a gross basis on its balance sheet. The net cumulative effect of this change was $11,060, after tax, and was recognized as an increase to retained earnings as of February 1, 2018. The difference in financial statement line item amounts in the current period under the new accounting guidance as compared to what the balances would be as reported under the previous accounting guidance is immaterial.

Recently Issued

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

3. Revenue from Contracts with Customers

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers and franchise partners. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company will recognize revenue for its single performance obligation at the point of sale or at the time of shipment, which is when transfer of control to the customer occurs. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card or gift card. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer with the most common being a net 30-day policy.

Food and Beverage: Revenue from restaurant sales and events is recognized upon completion of the service, when the Company satisfies its single performance obligation. Customer deposits may be received in advance for events which represents a contract liability until the Company satisfies its performance obligation.

Franchise Fees: Revenue from franchise operations primarily relate to merchandise sales to franchisees and royalty fees. Merchandise sales to franchisees are discussed above under Merchandise. Royalty fees are based upon a percentage of franchisee net sales to third party customers and are recognized when such sales occur.

Gift Cards: The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. At the time of issuance, the Company has an open performance obligation for the future delivery of promised goods or services. The liability remains outstanding until the card is redeemed by the customer, at which time the Company recognizes revenue. Over time, a portion of the outstanding gift cards will not be redeemed by the customer (“breakage”). Revenue is recognized from breakage over time in proportion to gift card redemptions. Judgment is used in determining the amount of breakage revenue to be recognized and is based on historical gift card redemption patterns. Gift card breakage revenue is included in net sales and is not material. The Company’s gift cards do not expire.

See Note 13, “Segment Reporting,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

Contract Balances

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to Wholesale segment customers and franchisees. For the three month period ended April 30, 2018, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $76,962 and $88,936, respectively. For the three month period ended April 30, 2017, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $54,505 and $83,949, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2018, the opening and closing balance of contract liabilities was $56,637 and $34,543, respectively. For the three month period ended April 30, 2017, the opening and closing balance of contract liabilities was $59,013 and $49,926, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2018, the Company recognized $14,541 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2018, January 31, 2018 and April 30, 2017 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2018
Short-term Investments:
Corporate bonds	$110,657	$—	$(294)	$110,363
Municipal and pre-refunded municipal bonds	54,659	—	(47)	54,612
Certificates of deposit	1,392	—	—	1,392
	166,708	—	(341)	166,367
Long-term Investments:
Corporate bonds	18,137	—	(212)	17,925
Municipal and pre-refunded municipal bonds	7,873	—	(30)	7,843
Mutual funds, held in rabbi trust	6,453	33	(3)	6,483
Certificates of deposit	2,828	—	—	2,828
	35,291	33	(245)	35,079
	$201,999	$33	$(586)	$201,446
As of January 31, 2018
Short-term Investments:
Corporate bonds	$111,612	$—	$(184)	$111,428
Municipal and pre-refunded municipal bonds	52,474	11	(39)	52,446
Certificates of deposit	1,251	—	—	1,251
	165,337	11	(223)	165,125
Long-term Investments:
Corporate bonds	39,853	—	(228)	39,625
Municipal and pre-refunded municipal bonds	9,873	8	(24)	9,857
Mutual funds, held in rabbi trust	5,973	274	(10)	6,237
Certificates of deposit	2,969	—	—	2,969
	58,668	282	(262)	58,688
	$224,005	$293	$(485)	$223,813
As of April 30, 2017
Short-term Investments:
Corporate bonds	$77,313	$4	$(58)	$77,259
Municipal and pre-refunded municipal bonds	40,788	24	(3)	40,809
Certificates of deposit	425	—	—	425
	118,526	28	(61)	118,493
Long-term Investments:
Corporate bonds	27,586	3	(36)	27,553
Municipal and pre-refunded municipal bonds	4,758	17	—	4,775
Mutual funds, held in rabbi trust	5,011	62	(1)	5,072
Certificates of deposit	1,051	—	—	1,051
	38,406	82	(37)	38,451
	$156,932	$110	$(98)	$156,944

Proceeds from the sales and maturities of available-for-sale securities were $57,400 and $64,903 for the three months ended April 30, 2018 and 2017, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $13 for the three months ended April 30, 2018, and a net realized gain of $14 for the three months ended April 30, 2017. Amortization of discounts and premiums, net, resulted in a reduction of “Other income, net” of $634 and $803 for the three months ended April 30, 2018 and 2017, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$128,288	$—	$—	$128,288
Municipal and pre-refunded municipal bonds	—	62,455	—	62,455
Mutual funds, held in rabbi trust	6,483	—	—	6,483
Certificates of deposit	—	4,220	—	4,220
	$134,771	$66,675	$—	$201,446

	Marketable Securities Fair Value as of
	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$151,053	$—	$—	$151,053
Municipal and pre-refunded municipal bonds	—	62,303	—	62,303
Mutual funds, held in rabbi trust	6,237	—	—	6,237
Certificates of deposit	—	4,220	—	4,220
	$157,290	$66,523	$—	$223,813

	Marketable Securities Fair Value as of
	April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$104,812	$—	$—	$104,812
Municipal and pre-refunded municipal bonds	—	45,584	—	45,584
Mutual funds, held in rabbi trust	5,072	—	—	5,072
Certificates of deposit	—	1,476	—	1,476
	$109,884	$47,060	$—	$156,944

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2018, January 31, 2018 and April 30, 2017.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2018, January 31, 2018 and April 30, 2017, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three months ended April 30, 2018 and 2017, impairment charges were zero.

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

As of April 30, 2018, the Company was in compliance with all terms of the Credit Agreement and borrowings under the Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Credit Facility, were $12,987.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of April 30, 2018, the Company had outstanding trade letters of credit of $51,301, and available trade letters of credit of $78,699 under these facilities.

7. Income Taxes

The new federal tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”) enacted on December 22, 2017 (the “Enactment Date”) introduced significant changes to U.S. income tax law. Effective for tax years beginning on or after January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.

The Company’s effective tax rate for the three months ended April 30, 2018 was 23.6% of income before income taxes compared to 44.1% of income before income taxes in the three months ended April 30, 2017. The decrease in the effective tax rate for the three months ended April 30, 2018, compared with the same period in 2017, was primarily affected by the Tax Act, which reduced the Company’s income tax rate to 21%, and by favorable discrete items occurring in the quarter related to share-based award activity.

Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the U.S. Securities and Exchange Commission allows registrants to record provisional estimates for the Tax Act during a measurement period not to exceed one year from the Enactment Date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018 amounting to a net expense of $64,705. The impacts of the Tax Act may differ from the Company’s provisional estimates due to many factors, including, but not limited to, changes to its interpretations of the provisions in the Tax Act; guidance that may be issued; and actions that the Company may take.

For the three months ended April 30, 2018, the Company recorded an additional measurement-period adjustment to its provisional estimate for the deemed repatriation transition tax obligation, with an immaterial impact to income tax expense. The Company has not made any measurement-period adjustments related to reduction of U.S. federal corporate tax rate or global intangibles low-tax income and amounts remain provisional. The Company is still evaluating the effects of the Tax Act’s provisions on its consolidated financial statements;

however, the Company expects to complete its evaluation within the applicable measurement period, pursuant to SAB 118. As such, the Company’s provisional estimates for the Tax Act could change significantly within this period, resulting in a material impact to its financial position, results of operations, or cash flows. The accounting for the tax effects of the Tax Act will be completed during fiscal 2019.

Each year, the Company files income tax returns in U.S. federal and state jurisdictions and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, income tax uncertainties are recognized in the Company’s Condensed Consolidated Financial Statements in accordance with accounting for income taxes under FASB Accounting Standards Codification 740, Income Taxes, when applicable.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2018 and 2017 was as follows:

	Three Months Ended
	April 30,
	2018	2017
Stock Options	$217	$249
Stock Appreciation Rights	4	61
Performance Stock Units	2,021	4,018
Restricted Stock Units	3,282	1,835
Total	$5,524	$6,163

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2018 was as follows:

	April 30, 2018
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Stock Appreciation Rights	—	$—
Performance Stock Units	100,000	$34.76
Restricted Stock Units	525,000	$35.97
Total	625,000

 During the three months ended April 30, 2018, 160,000 stock options were exercised, 115,950 SAR’s were exercised, 176,666 PSU’s vested and 207,500 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2018 was as follows:

	April 30, 2018
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$61	0.1
Stock Appreciation Rights	—	0.0
Performance Stock Units	12,392	2.1
Restricted Stock Units	29,667	2.5
Total	$42,120

9. Shareholders’ Equity

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased by the end of August 2017. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program, of which 17,902,153 common shares were remaining as of April 30, 2018. During the three months ended April 30, 2018 and April 30, 2017, there were no common shares repurchased under a share repurchase program.

During the three months ended April 30, 2018, the Company acquired and subsequently retired 138,310 common shares at a total cost of $5,047 from employees to meet minimum statutory tax withholding requirements. During the three months ended April 30, 2017, the Company acquired and subsequently retired 43,423 common shares at a total cost of $1,142 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30, 2018
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(10,340)	$(311)	$(10,651)
Other comprehensive income (loss) before reclassifications	(7,969)	(80)	(8,049)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	(13)
Net current-period other comprehensive income (loss)	(7,969)	(93)	(8,062)
Balance at end of period	$(18,309)	$(404)	$(18,713)

	Three Months Ended April 30, 2017
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	1,788	(2)	1,786
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	14
Net current-period other comprehensive income (loss)	1,788	12	1,800
Balance at end of period	$(32,224)	$(45)	$(32,269)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended
	April 30,
	2018	2017
Basic weighted-average common shares outstanding	108,490,926	116,276,289
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,252,751	263,016
Diluted weighted-average shares outstanding	109,743,677	116,539,305

For the three months ended April 30, 2018 and 2017, awards to purchase 267,500 common shares ranging in price from $37.02 to $46.02 and 1,128,400 common shares ranging in price from $25.60 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2018 and 2017 were 1,713,773 and 2,941,727 performance-based equity awards, respectively, because they did not meet the required performance criteria.

12. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the

“Anthropologie Group.” As of April 30, 2018, there were 246 Urban Outfitters stores, 226 Anthropologie Group stores, 134 Free People stores, ten restaurants under the Food and Beverage division and one Urban Outfitters franchise location. Each of Urban Outfitters, the Anthropologie Group and Free People, including their stores and digital channels, and the restaurants operated under the Company’s Food and Beverage division, are considered an operating segment. Net sales from the Retail segment accounted for approximately 90.6% and 90.7% of total consolidated net sales for the three months ended April 30, 2018 and 2017, respectively. The remaining net sales are derived from the Company’s Wholesale segment which consists of the Free People and Anthropologie brands that sell through approximately 2,100 department and specialty stores worldwide, digital businesses and the Company’s Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual wear (including intimates), FP Movement activewear and shoes under the Free People brand and home goods including gifts, tabletop and textiles under the Anthropologie brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018.

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

	Three Months Ended
	April 30,
	2018	2017
Net sales
Retail operations	$775,564	$690,352
Wholesale operations	82,941	72,949
Intersegment elimination	(2,817)	(2,111)
Total net sales	$855,688	$761,190
Income from operations
Retail operations	$51,872	$19,905
Wholesale operations	14,805	16,269
Intersegment elimination	34	10
Total segment operating income	66,711	36,184
General corporate expenses	(12,815)	(15,148)
Total income from operations	$53,896	$21,036

	April 30,	January 31,	April 30,
	2018	2018	2017
Inventory
Retail operations	$353,423	$300,493	$324,126
Wholesale operations	51,194	50,902	35,367
Total inventory	$404,617	$351,395	$359,493
Property and equipment, net
Retail operations	$817,277	$811,128	$847,926
Wholesale operations	2,448	2,640	3,333
Total property and equipment, net	$819,725	$813,768	$851,259

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended
	April 30,
	2018	2017
Net sales
Apparel (1)	$599,688	$520,119
Home (2)	114,348	111,980
Accessories (3)	98,775	89,602
Other (4)	42,877	39,489
Total net sales	$855,688	$761,190

As a percentage of net sales
Apparel (1)	70%	68%
Home (2)	13%	15%
Accessories (3)	12%	12%
Other (4)	5%	5%
Total net sales	100%	100%

(1) Apparel includes intimates and activewear
(2) Home includes home furnishings, electronics, gifts and decorative items
(3) Accessories includes footwear, jewelry and handbags
(4) Other includes beauty, shipping and handling revenues and the Food and Beverage division

Apparel, Home, and Accessories are sold through both the Retail and Wholesale segments. Revenue recognized from the Other category is primarily attributable to the Retail segment.

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2018	2018	2017
Property and equipment, net
Domestic operations	$735,473	$720,890	$754,965
Foreign operations	84,252	92,878	96,294
Total property and equipment, net	$819,725	$813,768	$851,259

	Three Months Ended
	April 30,
	2018	2017
Net Sales
Domestic operations	$747,151	$677,953
Foreign operations	108,537	83,237
Total net sales	$855,688	$761,190

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, any effects of war, terrorism and civil unrest, natural disasters or severe or unseasonable weather conditions, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with internet sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate, the impact of the U.S. Tax Cuts and Jobs Act, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed on April 2, 2018. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People and Anthropologie brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual wear (including intimates), FP Movement activewear and shoes under the Free People brand and home goods including gifts, tabletop and textiles under the Anthropologie brand.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2019 will end on January 31, 2019.

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

As of April 30, 2018, we operated 246 Urban Outfitters stores, of which 180 were located in the United States, 18 were located in Canada and 48 were located in Europe. For the three months ended April 30, 2018, we opened two new Urban Outfitters stores located in Europe, and we closed one store located in Europe. Total store selling square footage increased 1.6% over the prior year period to 2.2 million square feet. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and offers a catalog in Europe offering select merchandise, most of which is also available in its stores. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications through a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.2% and 8.5% of consolidated net sales, respectively, for the three months ended April 30, 2018, compared to 30.8% and 6.6%, respectively, for the comparable period in fiscal 2018.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. As of April 30, 2018, we operated 226 Anthropologie Group stores, of which 204 were located in the United States, 12 were located in Canada and ten were located in Europe. For the three months ended April 30, 2018, no Anthropologie Group stores were opened or closed. Total store selling square footage increased 0.8% over the prior year period to 1.7 million square feet. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel and accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. We plan to open additional Anthropologie Group stores, some of which may be expanded format stores that include multiple Anthropologie Group brands and that allow us to present an expanded assortment of products in certain categories such as petites, jewelry and accessories, footwear, intimates, beauty, wedding and events, outdoor living and home furnishings. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 38.7% and 1.6% of consolidated net sales, respectively, for the three months ended April 30, 2018, compared to 39.4% and 1.5%, respectively, for the comparable period in fiscal 2018.

As of April 30, 2018, we operated 134 Free People stores, of which 128 were located in the United States and six were located in Canada. For the three months ended April 30, 2018, we opened two new Free People stores located in the United States, and no Free People stores were closed. Total store selling square footage increased 7.4% over the prior year period to 291,000. The increase in selling square footage compared to the prior year period was a result of operating four net new stores that were not in operation during the prior 12 month period. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores. Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People’s Retail segment net sales accounted for approximately 12.1% of consolidated net sales for the three months ended April 30, 2018, compared to approximately 11.7% for the comparable period in fiscal 2018.

As of April 30, 2018, we operated ten restaurants under our Food and Beverage division, all of which were located in the United States. For the three months ended April 30, 2018, no Food and Beverage restaurants were opened or closed. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2018 and the comparable period in fiscal 2018.

We plan to open approximately 18 new stores during fiscal 2019, including five Urban Outfitters stores, four Anthropologie Group stores, six Free People stores and three Food and Beverage restaurants. We plan to close approximately ten stores during fiscal 2019, including five Urban Outfitters stores, two Anthropologie Group stores and three Free People stores, all due to lease expirations. Within the United States and Canada, we are at or close to our currently planned store count for the Urban Outfitters, Anthropologie and Free People brands. We plan for growth for all three brands to come from modest expansion internationally, which may include opening new stores or entering into franchise or joint venture agreements.

Wholesale Segment

Our Wholesale segment consists of the Free People and Anthropologie brands that sell through approximately 2,100 department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual wear (including intimates), FP Movement activewear and shoes under the Free People brand and home goods including gifts, tabletop and textiles under the Anthropologie brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018. Our Wholesale segment net sales accounted for approximately 9.4% of consolidated net sales for the three months ended April 30, 2018, compared to 9.3% for the comparable period in fiscal 2018.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2018, which are included in our Annual Report on Form 10-K filed with the SEC on April 2, 2018. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted new accounting standards related to revenue recognition and intra-entity asset transfers on February 1, 2018, which changed certain accounting policies (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standards, there have been no significant changes to our critical accounting policies during the three months ended April 30, 2018.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Month Ended
	April 30,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	67.2	68.5
Gross profit	32.8	31.5
Selling, general and administrative expenses	26.5	28.7
Income from operations	6.3	2.8
Other income, net	0.0	0.0
Income before income taxes	6.3	2.8
Income tax expense	1.5	1.2
Net income	4.8%	1.6%

Three Months Ended April 30, 2018 Compared To Three Months Ended April 30, 2017

Net sales in the first quarter of fiscal 2019 were $855.7 million, compared to $761.2 million in the first quarter of fiscal 2018. The $94.5 million increase was attributable to an $85.2 million, or 12.3%, increase in Retail segment net sales and a $9.3 million, or 13.1%, increase in our Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2019 accounted for 90.6% of total net sales compared to 90.7% of total net sales in the first quarter of fiscal 2018.

The increase in our Retail segment net sales during the first quarter of fiscal 2019 was due to an increase of $67.7 million, or 10.0%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $17.5 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 14.7% at Free People, 10.4% at the Anthropologie Group and 8.3% at Urban Outfitters. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel and positive comparable store net sales. The digital channel net sales increase was driven by an increase in average order value, sessions and conversion rate. Positive comparable store net sales resulted from an increase in average unit selling price, partially offset by a decrease in transactions and units per transaction. Store traffic for the quarter increased. The increase in net sales attributable to non-comparable sales was primarily due to the impact of foreign currency translation and the result of operating ten net new stores and restaurants during the first quarter of fiscal 2019 that were not in operation for the full comparable quarter in fiscal 2018. Thus far during the second quarter of fiscal 2019, comparable Retail segment net sales are mid teens positive.

The increase in Wholesale segment net sales in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, was primarily due to domestic and international growth at department stores, specialty stores and digital businesses. Wholesale sales growth was driven by an increase in units sold that was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first quarter of fiscal 2019 increased to 32.8% of net sales, from 31.5% of net sales in the comparable quarter in fiscal 2018. Gross profit increased to $280.7 million in the first quarter of fiscal 2019 from $239.8 million in the first quarter of fiscal 2018. The increase in gross profit percentage was primarily driven by lower markdowns at all three brands and leverage in store occupancy cost due to growth in Retail segment comparable net sales. These gains were partially offset by lower initial margins, due in part to a lower mix of private label merchandise, and deleverage in delivery expense, due in part to increased penetration of the digital channel. Total inventory at April 30, 2018 increased by $45.1 million, or 12.6%, to $404.6 million from $359.5 million at April 30, 2017. Comparable Retail segment inventory increased 7.7% at cost. The remainder of the increase was primarily related to increased wholesale inventory.

Selling, general and administrative expenses as a percentage of net sales decreased during the first quarter of fiscal 2019 to 26.5% of net sales, compared to 28.7% of net sales for the first quarter of fiscal 2018. This leverage was primarily driven by the net sales growth, continued savings associated with the fiscal 2018 store reorganization project and the current year benefit associated with the nonrecurring store reorganization expenses incurred in the prior year. Selling, general and administrative expenses increased by $8.0 million, or 3.7%, to $226.8 million in the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. The growth in selling, general and administrative expenses was primarily due to increased marketing expenses which contributed to the sales increase.

Income from operations increased to 6.3% of net sales, or $53.9 million, for the first quarter of fiscal 2019 compared to 2.8% of net sales, or $21.0 million, for the first quarter of fiscal 2018.

Our effective tax rate for the first quarter of fiscal 2019 was 23.6% of income before income taxes compared to 44.1% of income before income taxes in the first quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to the lower federal statutory rate resulting from the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $515.2 million as of April 30, 2018, as compared to $506.0 million as of January 31, 2018 and $409.4 million as of April 30, 2017. During the first three months of fiscal 2019, we generated $54.1 million in cash from operations and invested $24.6 million in property and equipment. Our working capital was $682.0 million at April 30, 2018 compared to $618.5 million at January 31, 2018 and $571.4 million at April 30, 2017.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities during the first three months of fiscal 2019 increased by $41.1 million to $54.1 million from $13.0 million in the first three months of fiscal 2018. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period increase in cash flows from operations was primarily due to higher net income.

Cash Flows from Investing Activities

Cash used in investing activities during the first three months of fiscal 2019 increased by $10.6 million to $19.5 million from $8.9 million in the first three months of fiscal 2018. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first three months of fiscal 2019 and 2018 was $24.6 million and $23.5 million, respectively, which was primarily used to expand our store base.

Cash Flows from Financing Activities

Cash provided by financing activities during the first three months of fiscal 2019 increased by $1.3 million to a cash inflow of $0.2 million compared to a cash outflow of $1.1 million in the first three months of fiscal 2018. Cash provided by financing activities in the first three months of fiscal 2019 primarily related to proceeds from the exercise of stock options, partially offset by share repurchases related to taxes for share-based awards. Cash used in financing activities in the first three months of fiscal 2018 were for share repurchases related to taxes for share-based awards.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2019, we plan to construct and open approximately 18 new retail locations, expand or relocate certain existing retail locations, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing, expand our fulfillment capabilities, purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth and we could repurchase common shares. We believe that our new store openings, merchandise expansion programs, and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales growth. During fiscal 2019, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2019 to be approximately $110 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

See Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

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

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2018. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed with the SEC on April 2, 2018, for our risk factors.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2018, filed with the Securities and Exchange Commission on June 11, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 11, 2018	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 11, 2018	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer