Form 10-Q
period 2018-07-31
URBAN OUTFITTERS INC
filed 2018-09-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2018

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

Common shares, $0.0001 par value—109,134,684 shares outstanding on September 4, 2018.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$405,727	$282,220	$276,759
Marketable securities	198,166	165,125	110,195
Accounts receivable, net of allowance for doubtful accounts of $1,613, $1,326 and $592, respectively	90,646	76,962	75,530
Inventory	375,657	351,395	365,176
Prepaid expenses and other current assets	131,572	103,055	110,017
Total current assets	1,201,768	978,757	937,677
Property and equipment, net	807,084	813,768	843,058
Marketable securities	45,514	58,688	25,960
Deferred income taxes and other assets	104,169	101,567	115,906
Total Assets	$2,158,535	$1,952,780	$1,922,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,947	$128,246	$159,756
Accrued expenses, accrued compensation and other current liabilities	279,991	231,968	210,399
Total current liabilities	429,938	360,214	370,155
Long-term debt	—	—	—
Deferred rent and other liabilities	284,925	291,663	243,633
Total Liabilities	714,863	651,877	613,788
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 108,951,308, 108,248,568 and 111,280,653 shares issued and outstanding, respectively	11	11	11
Additional paid-in-capital	18,770	684	—
Retained earnings	1,451,492	1,310,859	1,332,145
Accumulated other comprehensive loss	(26,601)	(10,651)	(23,343)
Total Shareholders’ Equity	1,443,672	1,300,903	1,308,813
Total Liabilities and Shareholders’ Equity	$2,158,535	$1,952,780	$1,922,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net sales	$992,454	$872,931	$1,848,142	$1,634,121
Cost of sales	636,610	575,588	1,211,638	1,096,998
Gross profit	355,844	297,343	636,504	537,123
Selling, general and administrative expenses	238,992	222,163	465,756	440,907
Income from operations	116,852	75,180	170,748	96,216
Other income, net	1,746	1,736	1,826	2,055
Income before income taxes	118,598	76,916	172,574	98,271
Income tax expense	25,789	27,001	38,505	36,418
Net income	$92,809	$49,915	$134,069	$61,853
Net income per common share:
Basic	$0.85	$0.44	$1.23	$0.54
Diluted	$0.84	$0.44	$1.22	$0.54
Weighted-average common shares outstanding:
Basic	108,831,399	113,500,381	108,663,990	114,865,336
Diluted	110,433,840	113,760,647	110,091,586	115,126,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net income	$92,809	$49,915	$134,069	$61,853
Other comprehensive (loss) income:
Foreign currency translation	(7,881)	8,942	(15,850)	10,730
Change in unrealized losses (gains) on marketable securities, net of tax	(7)	(16)	(100)	(4)
Total other comprehensive (loss) income	(7,888)	8,926	(15,950)	10,726
Comprehensive income	$84,921	$58,841	$118,119	$72,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	134,069	(15,950)	118,119
Share-based compensation	—	—	10,990	—	—	10,990
Share-based awards	860,758	—	13,020	—	—	13,020
Cumulative effect of change in accounting pronouncements (see Note 2)	—	—	—	6,564	—	6,564
Share repurchases	(158,018)	—	(5,924)	—	—	(5,924)
Balances as of July 31, 2018	108,951,308	$11	$18,770	$1,451,492	$(26,601)	$1,443,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net income	$134,069	$61,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,158	64,719
Benefit for deferred income taxes	(9,506)	(4,414)
Share-based compensation expense	10,990	13,956
Loss on disposition of property and equipment, net	2,452	2,060
Changes in assets and liabilities:
Receivables	(14,196)	(20,783)
Inventory	(26,807)	(24,475)
Prepaid expenses and other assets	(10,086)	2,758
Payables, accrued expenses and other liabilities	71,728	27,628
Net cash provided by operating activities	218,802	123,302
Cash flows from investing activities:
Cash paid for property and equipment	(55,642)	(43,004)
Cash paid for marketable securities	(168,823)	(116,675)
Sales and maturities of marketable securities	130,029	152,838
Net cash used in investing activities	(94,436)	(6,841)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,020	—
Share repurchases related to share repurchase program	—	(90,511)
Share repurchases related to taxes for share-based awards	(5,924)	(1,142)
Net cash provided by (used in) financing activities	7,096	(91,653)
Effect of exchange rate changes on cash and cash equivalents	(7,955)	3,811
Increase in cash and cash equivalents	123,507	28,619
Cash and cash equivalents at beginning of period	282,220	248,140
Cash and cash equivalents at end of period	$405,727	$276,759
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$39,698	$41,595
Non-cash investing activities—Accrued capital expenditures	$15,002	$9,246

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Franchise Fees: Revenue from franchise operations primarily relates to merchandise sales to franchisees and royalty fees. Merchandise sales to franchisees are discussed above under Merchandise. Royalty fees are based upon a percentage of franchisee net sales to third party customers and are recognized when such sales occur.

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

Contract Balances

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to Wholesale segment customers and franchisees. For the six month period ended July 31, 2018, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $76,962 and $90,646, respectively. For the six month period ended July 31, 2017, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $54,505 and $75,530, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2018, the opening and closing balance of contract liabilities was $56,637 and $32,013, respectively. For the six month period ended July 31, 2017, the opening and closing balance of contract liabilities was $59,013 and $46,664, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2018, the Company recognized $22,429 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2018, January 31, 2018 and July 31, 2017 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2018
Short-term Investments:
Corporate bonds	$150,648	$—	$(261)	$150,387
Municipal and pre-refunded municipal bonds	46,904	10	(43)	46,871
Certificates of deposit	908	—	—	908
	198,460	10	(304)	198,166
Long-term Investments:
Corporate bonds	34,333	—	(213)	34,120
Municipal and pre-refunded municipal bonds	2,130	1	(7)	2,124
Mutual funds, held in rabbi trust	6,401	171	(1)	6,571
Certificates of deposit	2,699	—	—	2,699
	45,563	172	(221)	45,514
	$244,023	$182	$(525)	$243,680
As of January 31, 2018
Short-term Investments:
Corporate bonds	$111,612	$—	$(184)	$111,428
Municipal and pre-refunded municipal bonds	52,474	11	(39)	52,446
Certificates of deposit	1,251	—	—	1,251
	165,337	11	(223)	165,125
Long-term Investments:
Corporate bonds	39,853	—	(228)	39,625
Municipal and pre-refunded municipal bonds	9,873	8	(24)	9,857
Mutual funds, held in rabbi trust	5,973	274	(10)	6,237
Certificates of deposit	2,969	—	—	2,969
	58,668	282	(262)	58,688
	$224,005	$293	$(485)	$223,813
As of July 31, 2017
Short-term Investments:
Corporate bonds	$72,805	$4	$(61)	$72,748
Municipal and pre-refunded municipal bonds	36,630	15	(13)	36,632
Certificates of deposit	815	—	—	815
	110,250	19	(74)	110,195
Long-term Investments:
Corporate bonds	14,906	—	(22)	14,884
Municipal and pre-refunded municipal bonds	3,057	9	(2)	3,064
Mutual funds, held in rabbi trust	5,183	103	—	5,286
Certificates of deposit	2,726	—	—	2,726
	25,872	112	(24)	25,960
	$136,122	$131	$(98)	$136,155

Proceeds from the sales and maturities of available-for-sale securities were $130,029 and $152,838 for the six months ended July 31, 2018 and 2017, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, net realized losses of $0 and $13 for the three and six months ended July 31, 2018, respectively, and net realized losses of $23 and $9 for the three and six months ended July 31, 2017, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income, net” of $517 and $1,151 for the three and six months ended July 31, 2018, respectively, and $725 and $1,528 for the three and six months ended July 31, 2017, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$184,507	$—	$—	$184,507
Municipal and pre-refunded municipal bonds	—	48,995	—	48,995
Mutual funds, held in rabbi trust	6,571	—	—	6,571
Certificates of deposit	—	3,607	—	3,607
	$191,078	$52,602	$—	$243,680

	Marketable Securities Fair Value as of
	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$151,053	$—	$—	$151,053
Municipal and pre-refunded municipal bonds	—	62,303	—	62,303
Mutual funds, held in rabbi trust	6,237	—	—	6,237
Certificates of deposit	—	4,220	—	4,220
	$157,290	$66,523	$—	$223,813

	Marketable Securities Fair Value as of
	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$87,632	$—	$—	$87,632
Municipal and pre-refunded municipal bonds	—	39,696	—	39,696
Mutual funds, held in rabbi trust	5,286	—	—	5,286
Certificates of deposit	—	3,541	—	3,541
	$92,918	$43,237	$—	$136,155

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2018, January 31, 2018 and July 31, 2017.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2018, January 31, 2018 and July 31, 2017, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three and six months ended July 31, 2018 and 2017, impairment charges were zero.

6. Debt

On June 29, 2018, the Company and its domestic subsidiaries entered into an amended and restated credit agreement (the “Amended Credit Agreement”) that amended the Company’s asset-based revolving credit facility with certain lenders, including JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers.

The Amended Credit Agreement extended the maturity date of the senior secured revolving credit facility to June 2023 (the “Amended Credit Facility”). The Amended Credit Facility provides for loans and letters of credit up to $350,000, subject to a borrowing base that is comprised of the Company’s eligible accounts receivable and inventory. The Amended Credit Facility includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150,000. The funds available under the Amended Credit Facility may be used for working capital and other general corporate purposes.

The Amended Credit Facility provides for interest on borrowings, at the Company’s option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Agreement is payable monthly, quarterly or at the end of the interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

All obligations under the Amended Credit Facility are unconditionally guaranteed by the Company and certain of its U.S. subsidiaries. The obligations under the Amended Credit Facility are secured by a first-priority security interest in inventory, accounts receivable, and certain other assets of the Company and certain of its U.S. subsidiaries. The obligations of URBN Canada Retail, Inc. are secured by a first-priority security interest in its inventory, accounts receivable, and certain other assets. The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and provisions relating to events of default.

As of July 31, 2018, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $12,663.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2018, the Company had outstanding trade letters of credit of $59,197, and available trade letters of credit of $70,803 under these facilities.

7. Income Taxes

The new federal tax legislation commonly referred to as the U.S. Tax Cut and Jobs Act (the “Tax Act”) enacted on December 22, 2017 (the “Enactment Date”) introduced significant changes to U.S. income tax law. Effective for tax years beginning on or after January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.

The Company’s effective tax rate for the three months ended July 31, 2018 was 21.7% of income before income taxes compared to 35.1% of income before income taxes in the three months ended July 31, 2017. The Company’s effective tax rate for the six months ended July 31, 2018 was 22.3% of income before income taxes compared to 37.1% of income before income taxes in the six months ended July 31, 2017. The decrease in the effective tax rate for the three and six months ended July 31, 2018, compared with the same periods in 2017, was primarily affected by the Tax Act, which reduced the Company’s income tax rate to 21%, and by favorable discrete items occurring in the fiscal 2019 periods related to share-based award activity.

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

For the three and six months ended July 31, 2018, the Company recorded an additional measurement-period adjustment to its provisional estimate for the deemed repatriation transition tax obligation, with an immaterial impact to income tax expense. The Company has not made any measurement-period adjustments related to reduction of U.S. federal corporate tax rate or global intangibles low-tax income and amounts remain provisional. The Company is still evaluating the effects of the Tax Act’s provisions on its consolidated financial statements; however, the Company expects to complete its evaluation within the applicable measurement period, pursuant to SAB 118. As such, the Company’s provisional estimates for the Tax Act could change significantly within this period, resulting in a material impact to its financial position, results of operations, or cash flows. The accounting for the tax effects of the Tax Act will be completed during fiscal 2019.

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

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Stock Options	$429	$208	$646	$457
Stock Appreciation Rights	—	40	4	101
Performance Stock Units	1,549	4,791	3,570	8,809
Restricted Stock Units	3,488	2,754	6,770	4,589
Total	$5,466	$7,793	$10,990	$13,956

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2018 was as follows:

	Six Months Ended
	July 31, 2018
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	140,000	$17.12
Stock Appreciation Rights	—	$—
Performance Stock Units	100,000	$34.76
Restricted Stock Units	545,000	$36.35
Total	785,000

During the six months ended July 31, 2018, 410,000 stock options were exercised, 167,725 SAR’s were exercised, 209,999 PSU’s vested and 212,500 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2018 was as follows:

	July 31, 2018
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$2,029	0.8
Stock Appreciation Rights	—	—
Performance Stock Units	10,149	1.9
Restricted Stock Units	26,250	2.3
Total	$38,428

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Number of common shares repurchased and subsequently retired	—	5,009,705	—	5,009,705
Total cost	$—	$90,511	$—	$90,511
Average cost per share, including commissions	$—	$18.07	$—	$18.07

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased by the end of August 2017. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program, of which 17,902,153 common shares were remaining as of July 31, 2018.

During the six months ended July 31, 2018, the Company acquired and subsequently retired 158,018 common shares at a total cost of $5,924 from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2017, the Company acquired and subsequently retired 43,423 common shares at a total cost of $1,142 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(18,309)	$(404)	$(18,713)	$(10,340)	$(311)	$(10,651)
Other comprehensive income (loss) before reclassifications	(7,881)	(7)	(7,888)	(15,850)	(87)	(15,937)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(13)	(13)
Net current-period other comprehensive income (loss)	(7,881)	(7)	(7,888)	(15,850)	(100)	(15,950)
Balance at end of period	$(26,190)	$(411)	$(26,601)	$(26,190)	$(411)	$(26,601)

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(32,224)	$(45)	$(32,269)	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	8,942	7	8,949	10,730	5	10,735
Amounts reclassified from accumulated other comprehensive income (loss)	—	(23)	(23)	—	(9)	(9)
Net current-period other comprehensive income (loss)	8,942	(16)	8,926	10,730	(4)	10,726
Balance at end of period	$(23,282)	$(61)	$(23,343)	$(23,282)	$(61)	$(23,343)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Basic weighted-average common shares outstanding	108,831,399	113,500,381	108,663,990	114,865,336
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,602,441	260,266	1,427,596	261,641
Diluted weighted-average shares outstanding	110,433,840	113,760,647	110,091,586	115,126,977

For the three months ended July 31, 2018 and 2017, awards to purchase 240,000 common shares ranging in price from $46.02 to $46.42 and 481,075 common shares ranging in price from $28.10 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. For the six months ended July 31, 2018 and 2017, awards to purchase 253,750 common shares ranging in price from $37.02 to $46.42 and 1,045,275 common shares ranging in price from $25.60 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2018 and 2017 were 1,451,382 and 2,773,059 performance-based equity awards, respectively, because they did not meet the required performance criteria.

12. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of July 31, 2018, there were 246 Urban Outfitters stores, 227 Anthropologie Group stores, 135 Free People stores, ten restaurants under the Food and Beverage division and two Urban Outfitters franchise locations. Each of Urban Outfitters, the Anthropologie Group and Free People, including their stores and digital channels, and the restaurants operated under the Company’s Food and Beverage division, are considered an operating segment. Net sales from the Retail segment accounted for approximately 90.9% and 90.8% of total consolidated net sales for the three and six months ended July 31, 2018, respectively. Net sales from the Retail segment accounted for approximately 90.6% of total consolidated net sales for the three and six months ended July 31, 2017. The remaining net sales are derived from the Company’s Wholesale segment which consists of the Free People and Anthropologie brands that sell through approximately 2,100 department and specialty stores worldwide, digital businesses and the Company’s Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and home goods including gifts, tabletop and textiles under the Anthropologie brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net sales
Retail operations	$902,027	$790,628	$1,677,591	$1,480,980
Wholesale operations	93,293	84,254	176,234	157,203
Intersegment elimination	(2,866)	(1,951)	(5,683)	(4,062)
Total net sales	$992,454	$872,931	$1,848,142	$1,634,121
Income from operations
Retail operations	$106,423	$69,003	$158,295	$88,908
Wholesale operations	19,815	20,238	34,620	36,507
Intersegment elimination	48	20	82	30
Total segment operating income	126,286	89,261	192,997	125,445
General corporate expenses	(9,434)	(14,081)	(22,249)	(29,229)
Total income from operations	$116,852	$75,180	$170,748	$96,216

	July 31,	January 31,	July 31,
	2018	2018	2017
Inventory
Retail operations	$328,551	$300,493	$320,384
Wholesale operations	47,106	50,902	44,792
Total inventory	$375,657	$351,395	$365,176
Property and equipment, net
Retail operations	$804,625	$811,128	$839,987
Wholesale operations	2,459	2,640	3,071
Total property and equipment, net	$807,084	$813,768	$843,058

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net sales
Apparel (1)	$690,447	$599,374	$1,290,135	$1,119,487
Home (2)	135,262	129,179	249,610	241,180
Accessories (3)	118,335	100,354	217,110	189,942
Other (4)	48,410	44,024	91,287	83,512
Total net sales	$992,454	$872,931	$1,848,142	$1,634,121

As a percentage of net sales
Apparel (1)	70%	69%	70%	68%
Home (2)	13%	15%	13%	15%
Accessories (3)	12%	11%	12%	12%
Other (4)	5%	5%	5%	5%
Total net sales	100%	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2018	2018	2017
Property and equipment, net
Domestic operations	$730,024	$720,890	$744,388
Foreign operations	77,060	92,878	98,670
Total property and equipment, net	$807,084	$813,768	$843,058

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net Sales
Domestic operations	$865,517	$764,846	$1,612,668	$1,442,799
Foreign operations	126,937	108,085	235,474	191,322
Total net sales	$992,454	$872,931	$1,848,142	$1,634,121

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People and Anthropologie brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and home goods including gifts, tabletop and textiles under the Anthropologie brand.

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

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. Franchise revenue and the effects of foreign currency translation are also considered non-comparable.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications through a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, and partners with third-party digital marketplaces to offer a limited selection of merchandise which is available online in Asia. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.8% and 8.2% of consolidated net sales, respectively, for the six months ended July 31, 2018, compared to 30.1% and 7.1%, respectively, for the comparable period in fiscal 2018.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. In addition, the Anthropologie brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores. We plan to open additional Anthropologie Group stores, some of which may be expanded format stores that include multiple Anthropologie Group brands and that allow us to present an expanded assortment of products in certain categories. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 38.6% and 1.7% of consolidated net sales, respectively, for the six months ended July 31, 2018, compared to 39.6% and 1.6%, respectively, for the comparable period in fiscal 2018.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, and partners with third-party digital marketplaces to offer a limited selection of merchandise which is available online in Asia. Free People’s Retail segment net sales accounted for approximately 11.9% of consolidated net sales for the six months ended July 31, 2018, compared to approximately 11.4% for the comparable period in fiscal 2018.

The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2018 and the comparable period in fiscal 2018.

Store data for the six months ended July 31, 2018, was as follows:

	January 31,	Stores	Stores	July 31,
	2018	Opened	Closed	2018
Urban Outfitters
United States	180	—	—	180
Canada	18	—	—	18
Europe	47	2	(1)	48
Urban Outfitters Global Total	245	2	(1)	246
Anthropologie Group
United States	204	1	(1)	204
Canada	12	—	—	12
Europe	10	1	—	11
Anthropologie Group Global Total	226	2	(1)	227
Free People
United States	126	3	—	129
Canada	6	—	—	6
Free People Global Total	132	3	—	135
Food and Beverage
United States	10	—	—	10
Food and Beverage Total	10	—	—	10
Total Company-Owned Stores	613	7	(2)	618
Franchisee-Owned Stores	—	2	—	2
Total URBN	613	9	(2)	620

Selling square footage by brand as of July 31, 2018 and July 31, 2017, was as follows:

	July 31,	July 31,
	2018	2017	Change
Selling square footage (in thousands):
Urban Outfitters	2,208	2,202	0.3%
Anthropologie Group	1,750	1,720	1.7%
Free People	298	277	7.6%
Total URBN (1)	4,256	4,199	1.4%
(1)	Food and Beverage restaurants and franchise stores are not included in selling square footage.

We plan to open approximately 18 new stores during fiscal 2019, including five Urban Outfitters stores, four Anthropologie Group stores, six Free People stores and three Food and Beverage restaurants. We plan to close approximately 13 stores during fiscal 2019, including five Urban Outfitters stores, two Anthropologie Group stores and six Free People stores, all due to lease expirations. Within the United States and Canada, we are at or close to our desired maximum store count for the Urban Outfitters, Anthropologie and Free People brands. We plan for growth for all three brands to come from expansion internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements.

Wholesale Segment

Our Wholesale segment consists of the Free People and Anthropologie brands that sell through approximately 2,100 department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and home goods including gifts, tabletop and textiles under the Anthropologie brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018. Our Wholesale segment net sales accounted for approximately 9.2% of consolidated net sales for the six months ended July 31, 2018, compared to 9.4% for the comparable period in fiscal 2018.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2018, which are included in our Annual Report on Form 10-K filed with the SEC on April 2, 2018. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted new accounting standards related to revenue recognition and intra-entity asset transfers on February 1, 2018, which changed certain accounting policies (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standards, there have been no significant changes to our critical accounting policies during the six months ended July 31, 2018.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.1	65.9	65.6	67.1
Gross profit	35.9	31.4	34.4	32.9
Selling, general and administrative expenses	24.1	25.5	25.2	27.0
Income from operations	11.8	8.6	9.2	5.9
Other income, net	0.1	0.2	0.1	0.1
Income before income taxes	11.9	8.8	9.3	6.0
Income tax expense	2.5	3.1	2.0	2.2
Net income	9.4%	5.7%	7.3%	3.8%

Three Months Ended July 31, 2018 Compared To Three Months Ended July 31, 2017

Net sales in the second quarter of fiscal 2019 were $992.5 million, compared to $872.9 million in the second quarter of fiscal 2018. The $119.6 million increase was attributable to an $111.4 million, or 14.1%, increase in Retail segment net sales and a $8.2 million, or 9.9%, increase in our Wholesale segment net sales. Retail segment net sales for the second quarter of fiscal 2019 accounted for 90.9% of total net sales compared to 90.6% of total net sales in the second quarter of fiscal 2018.

The increase in our Retail segment net sales during the second quarter of fiscal 2019 was due to an increase of $100.3 million, or 13.1%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $11.1 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 17.3% at Free People, 14.6% at Urban Outfitters and 10.6% at the Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel and positive comparable store net sales. The digital channel net sales increase was driven by increases in average order value, sessions and conversion rate. Positive comparable store net sales resulted from increases in average unit selling price, transactions and units per transaction. Store traffic for the quarter increased. The increase in net sales attributable to non-comparable sales was primarily due to the impact of foreign currency translation and the result of operating nine net new stores and restaurants during the second quarter of fiscal 2019 that were not in operation for the full comparable quarter in fiscal 2018. As stated in our press release dated September 6, 2018, comparable Retail segment net sales for the third quarter of fiscal 2019 as of September 3, 2018 were 10%.

The increase in Wholesale segment net sales in the second quarter of fiscal 2019, as compared to the second quarter of fiscal 2018, was primarily due to an increase in units sold both domestically and internationally in department stores, specialty stores and digital businesses, which was partially offset by a decrease in average unit selling price.

Gross profit percentage for the second quarter of fiscal 2019 increased to 35.9% of net sales, from 34.1% of net sales in the comparable quarter in fiscal 2018. Gross profit increased to $355.8 million in the second quarter of fiscal 2019 from $297.3 million in the second quarter of fiscal 2018. The increase in gross profit percentage was primarily driven by lower markdowns at all three brands and leverage in store occupancy cost due to strong Retail segment comparable net sales. These gains were partially offset by deleverage in delivery expense due in part to the increased penetration of the digital channel. Total inventory at July 31, 2018 increased by $10.5 million, or 2.9%, to $375.7 million from $365.2 million at July 31, 2017. Comparable Retail segment inventory increased 3.2% at cost.

Selling, general and administrative expenses as a percentage of net sales decreased during the second quarter of fiscal 2019 to 24.1% of net sales, compared to 25.5% of net sales for the second quarter of fiscal 2018. This percentage decrease was primarily driven by the net sales growth, continued savings associated with the fiscal 2018 store reorganization project and the current year benefit associated with the nonrecurring store reorganization expenses incurred in the prior year. Selling, general and administrative expenses increased by $16.8 million, or 7.6%, to $239.0 million in the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018. The dollar growth in selling, general and administrative expenses was primarily due to increased direct selling and marketing expenses to support and drive the increase in Retail segment net sales and higher bonus expense, including a one-time discretionary bonus.

Income from operations increased to 11.8% of net sales, or $116.9 million, for the second quarter of fiscal 2019 compared to 8.6% of net sales, or $75.2 million, for the second quarter of fiscal 2018.

Our effective tax rate for the second quarter of fiscal 2019 was 21.7% of income before income taxes compared to 35.1% of income before income taxes in the second quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to the lower federal statutory rate resulting from the U.S. Tax Cuts and Jobs Act and by favorable discrete items occurring in the second quarter of fiscal 2019 related to share-based award activity.

Six Months Ended July 31, 2018 Compared To Six Months Ended July 31, 2017

Net sales for the six months ended July 31, 2018 were $1.85 billion, compared to $1.63 billion in the comparable period of fiscal 2018. The $214.0 million increase was attributable to a $196.6 million, or 13.3%, increase in Retail segment net sales and a $17.4 million, or 11.4%, increase in our Wholesale segment net sales. Retail segment net sales for the six months ended July 31, 2018 accounted for 90.8% of total net sales compared to 90.6% of total net sales in the six months ended July 31, 2017.

The increase in our Retail segment net sales during the first six months of fiscal 2019 was due to an increase of $167.3 million, or 11.7%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $29.3 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 16.1% at Free People, 11.6% at Urban Outfitters and 10.7% at the Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel and positive comparable store net sales. The digital channel net sales increase was driven by increases in average order value, sessions and conversion rate. Positive comparable store net sales resulted from increased average unit selling price, while transactions and units per transaction were flat. Store traffic for the first half of fiscal 2019 increased. The increase in net sales attributable to non-comparable sales was primarily due to the impact of foreign currency translation and the result of operating 12 net new stores and restaurants during the first half of fiscal 2019 that were not in operation for the full comparable first half of fiscal 2018.

The increase in Wholesale segment net sales in the first six months of fiscal 2019, as compared to the first six months of fiscal 2018, was primarily due to an increase in units sold both domestically and internationally in department stores, specialty stores and digital businesses, which was partially offset by a decrease in average unit selling price.

Gross profit percentage for the first six months of fiscal 2019 increased to 34.4% of net sales, from 32.9% of net sales in the comparable period in fiscal 2018. Gross profit increased to $636.5 million for the first six months of fiscal 2019 from $537.1 million in the comparable period in fiscal 2018. The increase in gross profit percentage was primarily driven by lower markdowns at all three brands and leverage in store occupancy cost due to strong Retail segment comparable net sales. These gains were partially offset by deleverage in delivery expense due in part to the increased penetration of the digital channel.

Selling, general and administrative expenses as a percentage of net sales decreased during the first six months of fiscal 2019 to 25.2% of net sales, compared to 27.0% of net sales for the first six months of fiscal 2018. This percentage decrease was primarily driven by the net sales growth, continued savings associated with the fiscal 2018 store reorganization project and the current year benefit associated with the nonrecurring store reorganization expenses incurred in the prior year. Selling, general and administrative expenses increased by $24.8 million, or 5.6%, to $465.8 million in the first half of fiscal 2019, compared to the first half of fiscal 2018. The dollar growth in selling, general and administrative expenses was primarily due to increased direct selling and marketing expenses to support and drive the increase in Retail segment net sales and higher bonus expense including a one-time discretionary bonus.

Income from operations increased to 9.2% of net sales, or $170.7 million, for the first half of fiscal 2019 compared to 5.9% of net sales, or $96.2 million, for the first half of fiscal 2018.

Our effective tax rate for the first half of fiscal 2019 was 22.3% of income before income taxes compared to 37.1% of income before income taxes in the first half of fiscal 2018. The decrease in the effective tax rate was primarily due to the lower federal statutory rate resulting from the U.S. Tax Cuts and Jobs Act and by favorable discrete items occurring in the first half of fiscal 2019 related to share-based award activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $649.4 million as of July 31, 2018, as compared to $506.0 million as of January 31, 2018 and $412.9 million as of July 31, 2017. During the first six months of fiscal 2019, we generated $218.8 million in cash from operations and invested $55.6 million in property and equipment. Our working capital was $771.8 million at July 31, 2018 compared to $618.5 million at January 31, 2018 and $567.5 million at July 31, 2017.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities during the first six months of fiscal 2019 increased by $95.5 million to $218.8 million from $123.3 million in the first half of fiscal 2018. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period increase in cash flows from operations was primarily due to higher net income.

Cash Flows from Investing Activities

Cash used in investing activities during the first six months of fiscal 2019 increased by $87.6 million to $94.4 million from $6.8 million in the first six months of fiscal 2018. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first six months of fiscal 2019 and 2018 was $55.6 million and $43.0 million, respectively, which was primarily used to expand our store base.

Cash Flows from Financing Activities

Cash provided by financing activities during the first six months of fiscal 2019 increased by $98.8 million to a cash inflow of $7.1 million compared to a cash outflow of $91.7 million in the first six months of fiscal 2018. Cash provided by financing activities in the first six months of fiscal 2019 primarily related to proceeds from the exercise of stock options, partially offset by share repurchases related to taxes for share-based awards. Cash used in financing activities in the first six months of fiscal 2018 primarily related to $90.5 million of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2019, we plan to construct and open approximately 18 new retail locations, expand or relocate certain existing retail locations, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing, expand our fulfillment capabilities and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth and may repurchase common shares. We believe that our new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales growth. During fiscal 2019, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2019 to be approximately $110 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1*

Credit Agreement, dated June 29, 2018, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto.

10.2*

Amended and Restated U.S. Pledge and Security Agreement, dated June 29, 2018, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., and JPMorgan Chase Bank, N.A., in its capacity as administrative agent.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2018, filed with the Securities and Exchange Commission on September 10, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 10, 2018	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 10, 2018	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer