Form 10-Q
period 2018-10-31
URBAN OUTFITTERS INC
filed 2018-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common shares, $0.0001 par value—107,642,283 shares outstanding on December 4, 2018.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$329,021	$282,220	$234,726
Marketable securities	237,391	165,125	93,228
Accounts receivable, net of allowance for doubtful accounts of $1,572, $1,326 and $710, respectively	90,954	76,962	78,348
Inventory	451,659	351,395	449,957
Prepaid expenses and other current assets	139,774	103,055	111,050
Total current assets	1,248,799	978,757	967,309
Property and equipment, net	808,883	813,768	829,106
Marketable securities	36,033	58,688	41,254
Deferred income taxes and other assets	103,327	101,567	115,778
Total Assets	$2,197,042	$1,952,780	$1,953,447
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,684	$128,246	$208,567
Accrued expenses, accrued compensation and other current liabilities	263,289	231,968	214,506
Total current liabilities	454,973	360,214	423,073
Long-term debt	—	—	—
Deferred rent and other liabilities	281,460	291,663	245,566
Total Liabilities	736,433	651,877	668,639
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 107,638,846, 108,248,568 and 108,248,471 shares issued and outstanding, respectively	11	11	11
Additional paid-in-capital	—	684	—
Retained earnings	1,492,691	1,310,859	1,309,541
Accumulated other comprehensive loss	(32,093)	(10,651)	(24,744)
Total Shareholders’ Equity	1,460,609	1,300,903	1,284,808
Total Liabilities and Shareholders’ Equity	$2,197,042	$1,952,780	$1,953,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net sales	$973,533	$892,774	$2,821,675	$2,526,895
Cost of sales	635,835	595,028	1,847,473	1,692,026
Gross profit	337,698	297,746	974,202	834,869
Selling, general and administrative expenses	241,341	224,858	707,097	665,765
Income from operations	96,357	72,888	267,105	169,104
Other income (expense), net	1,235	(882)	3,061	1,173
Income before income taxes	97,592	72,006	270,166	170,277
Income tax expense	20,072	26,914	58,577	63,332
Net income	$77,520	$45,092	$211,589	$106,945
Net income per common share:
Basic	$0.71	$0.41	$1.95	$0.95
Diluted	$0.70	$0.41	$1.92	$0.94
Weighted-average common shares outstanding:
Basic	108,778,483	109,667,224	108,702,575	113,113,597
Diluted	110,262,879	110,100,254	110,149,105	113,432,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net income	$77,520	$45,092	$211,589	$106,945
Other comprehensive (loss) income:
Foreign currency translation	(5,358)	(1,388)	(21,208)	9,342
Change in unrealized losses (gains) on marketable securities, net of tax	(134)	(13)	(234)	(17)
Total other comprehensive (loss) income	(5,492)	(1,401)	(21,442)	9,325
Comprehensive income	$72,028	$43,691	$190,147	$116,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	211,589	(21,442)	190,147
Share-based compensation	—	—	17,076	—	—	17,076
Share-based awards	1,142,897	—	13,618	—	—	13,618
Cumulative effect of change in accounting pronouncements (see Note 2)	—	—	—	6,564	—	6,564
Share repurchases	(1,752,619)	—	(31,378)	(36,321)	—	(67,699)
Balances as of October 31, 2018	107,638,846	$11	$—	$1,492,691	$(32,093)	$1,460,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net income	$211,589	$106,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,319	96,966
Benefit for deferred income taxes	(10,168)	(4,771)
Share-based compensation expense	17,076	13,831
Loss on disposition of property and equipment, net	2,734	3,276
Changes in assets and liabilities:
Receivables	(14,664)	(23,567)
Inventory	(104,569)	(109,258)
Prepaid expenses and other assets	(17,748)	2,815
Payables, accrued expenses and other liabilities	96,614	83,411
Net cash provided by operating activities	270,183	169,648
Cash flows from investing activities:
Cash paid for property and equipment	(89,979)	(63,338)
Cash paid for marketable securities	(280,153)	(174,938)
Sales and maturities of marketable securities	211,174	209,937
Net cash used in investing activities	(158,958)	(28,339)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,618	—
Share repurchases related to share repurchase program	(57,512)	(157,044)
Share repurchases related to taxes for share-based awards	(10,187)	(2,180)
Net cash used in financing activities	(54,081)	(159,224)
Effect of exchange rate changes on cash and cash equivalents	(10,343)	4,501
Increase (decrease) in cash and cash equivalents	46,801	(13,414)
Cash and cash equivalents at beginning of period	282,220	248,140
Cash and cash equivalents at end of period	$329,021	$234,726
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$73,454	$61,119
Non-cash investing activities—Accrued capital expenditures	$13,580	$8,560

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

In February 2016, the FASB issued an accounting standards update that amends the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. The update will be effective for the Company on February 1, 2019 and early adoption is permitted. The update allows for a modified retrospective transition approach applied either as of the earliest period presented in the financial statements or as of the beginning of the period of adoption. The Company has determined it will adopt this update on February 1, 2019 using a modified retrospective approach at the beginning of the period of adoption. The update includes a number of practical expedients, of which the Company will elect the “package of three” and will not reassess expired or existing leases as of the effective date. The Company will also elect the practical expedient to not separate non-lease components from lease components. While the Company expects adoption to result in a significant increase in the assets and liabilities recorded on its balance sheet, the Company is currently assessing the overall impact on its consolidated financial statements and related disclosures.

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

Contract Balances

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to Wholesale segment customers and franchisees. For the nine month period ended October 31, 2018, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $76,962 and $90,954, respectively. For the nine month period ended October 31, 2017, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $54,505 and $78,348, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2018, the opening and closing balance of contract liabilities was $56,637 and $34,253, respectively. For the nine month period ended October 31, 2017, the opening and closing balance of contract liabilities was $59,013 and $45,006, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2018, the Company recognized $26,562 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2018, January 31, 2018 and October 31, 2017 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2018
Short-term Investments:
Corporate bonds	$200,910	$—	$(466)	$200,444
Municipal and pre-refunded municipal bonds	33,291	—	(59)	33,232
Certificates of deposit	755	—	—	755
Commercial paper	2,960	—	—	2,960
	237,916	—	(525)	237,391
Long-term Investments:
Corporate bonds	24,793	—	(175)	24,618
Municipal and pre-refunded municipal bonds	2,573	—	(7)	2,566
Mutual funds, held in rabbi trust	6,932	—	(473)	6,459
Certificates of deposit	2,390	—	—	2,390
	36,688	—	(655)	36,033
	$274,604	$—	$(1,180)	$273,424
As of January 31, 2018
Short-term Investments:
Corporate bonds	$111,612	$—	$(184)	$111,428
Municipal and pre-refunded municipal bonds	52,474	11	(39)	52,446
Certificates of deposit	1,251	—	—	1,251
	165,337	11	(223)	165,125
Long-term Investments:
Corporate bonds	39,853	—	(228)	39,625
Municipal and pre-refunded municipal bonds	9,873	8	(24)	9,857
Mutual funds, held in rabbi trust	5,973	274	(10)	6,237
Certificates of deposit	2,969	—	—	2,969
	58,668	282	(262)	58,688
	$224,005	$293	$(485)	$223,813
As of October 31, 2017
Short-term Investments:
Corporate bonds	$67,275	$2	$(71)	$67,206
Municipal and pre-refunded municipal bonds	24,676	4	(14)	24,666
Certificates of deposit	1,356	—	—	1,356
	93,307	6	(85)	93,228
Long-term Investments:
Corporate bonds	30,051	2	(87)	29,966
Municipal and pre-refunded municipal bonds	1,362	—	(2)	1,360
Mutual funds, held in rabbi trust	5,639	109	(2)	5,746
Certificates of deposit	4,182	—	—	4,182
	41,234	111	(91)	41,254
	$134,541	$117	$(176)	$134,482

Proceeds from the sales and maturities of available-for-sale securities were $211,174 and $209,937 for the nine months ended October 31, 2018 and 2017, respectively. The Company included in “Other income (expense), net,” in the Condensed Consolidated Statements of Income, net realized losses of $3 and $16 for the three and nine months ended October 31, 2018, respectively, and net realized losses of $2 and $11 for the three and nine months ended October 31, 2017, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income (expense), net” of $328 and $1,479 for the three and nine months ended October 31, 2018, respectively, and $538 and $2,066 for the three and nine months ended October 31, 2017, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$225,062	$—	$—	$225,062
Municipal and pre-refunded municipal bonds	—	35,798	—	35,798
Mutual funds, held in rabbi trust	6,459	—	—	6,459
Certificates of deposit	—	3,145	—	3,145
Commercial paper	—	2,960	—	2,960
	$231,521	$41,903	$—	$273,424

	Marketable Securities Fair Value as of
	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$151,053	$—	$—	$151,053
Municipal and pre-refunded municipal bonds	—	62,303	—	62,303
Mutual funds, held in rabbi trust	6,237	—	—	6,237
Certificates of deposit	—	4,220	—	4,220
	$157,290	$66,523	$—	$223,813

	Marketable Securities Fair Value as of
	October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$97,172	$—	$—	$97,172
Municipal and pre-refunded municipal bonds	—	26,026	—	26,026
Mutual funds, held in rabbi trust	5,746	—	—	5,746
Certificates of deposit	—	5,538	—	5,538
	$102,918	$31,564	$—	$134,482

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2018, January 31, 2018 and October 31, 2017.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2018, January 31, 2018 and October 31, 2017, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three and nine months ended October 31, 2018 and 2017, impairment charges were zero.

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

As of October 31, 2018, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $12,737.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2018, the Company had outstanding trade letters of credit of $56,563, and available trade letters of credit of $73,437 under these facilities.

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

The Company’s effective tax rate for the three months ended October 31, 2018 was 20.6% of income before income taxes compared to 37.4% of income before income taxes in the three months ended October 31, 2017. The Company’s effective tax rate for the nine months ended October 31, 2018 was 21.7% of income before income taxes compared to 37.2% of income before income taxes in the nine months ended October 31, 2017. The decrease in the effective tax rate for the three and nine months ended October 31, 2018, compared with the same periods in 2017, was primarily affected by the Tax Act, which reduced the Company’s income tax rate to 21%, and by the favorable impact of share-based award activity and certain other discrete items occurring in the fiscal 2019 periods.

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

For the three and nine months ended October 31, 2018, the Company recorded an additional measurement-period adjustment to its provisional estimate for the deemed repatriation transition tax obligation, with an immaterial impact to income tax expense. The Company has not made any measurement-period adjustments related to reduction of U.S. federal corporate tax rate or global intangibles low-tax income and amounts remain provisional. The Company is still evaluating the effects of the Tax Act’s provisions on its consolidated financial statements; however, the Company expects to complete its evaluation within the applicable measurement period, pursuant to SAB 118. As such, the Company’s provisional estimates for the Tax Act could change significantly within this period, resulting in a material impact to its financial position, results of operations, or cash flows. The accounting for the tax effects of the Tax Act will be completed during fiscal 2019.

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

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A lattice binomial pricing model was used to estimate the fair values of stock options and SAR’s. The fair value of each of the PSU’s was determined using a Monte Carlo simulation. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Stock Options	$604	$216	$1,250	$673
Stock Appreciation Rights	—	24	4	125
Performance Stock Units (1)	1,869	(3,107)	5,439	5,702
Restricted Stock Units	3,613	2,742	10,383	7,331
Total	$6,086	$(125)	$17,076	$13,831

(1)   Includes the reversal of $6,509 of previously recognized compensation expense in the three and nine months ended October 31, 2017, related to 476,611 PSU’s that are not expected to vest as the achievement of the related performance targets is not probable.

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2018 was as follows:

	Nine Months Ended
	October 31, 2018
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	140,000	$17.12
Stock Appreciation Rights	—	$—
Performance Stock Units	100,000	$34.76
Restricted Stock Units	555,000	$36.52
Total	795,000

During the nine months ended October 31, 2018, 430,000 stock options were exercised, 197,600 SAR’s were exercised, 465,192 PSU’s vested and 212,500 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2018 was as follows:

	October 31, 2018
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$1,425	0.6
Stock Appreciation Rights	—	—
Performance Stock Units	8,377	1.8
Restricted Stock Units	22,727	2.2
Total	$32,529

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Number of common shares repurchased and subsequently retired	1,500,000	3,083,201	1,500,000	8,092,906
Total cost	$57,512	$66,533	$57,512	$157,044
Average cost per share, including commissions	$38.34	$21.58	$38.34	$19.41

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased by the end of August 2017. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program, of which 16,402,153 common shares were remaining as of October 31, 2018.

During the nine months ended October 31, 2018, the Company acquired and subsequently retired 252,619 common shares at a total cost of $10,187 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2017, the Company acquired and subsequently retired 92,404 common shares at a total cost of $2,180 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31, 2018			Nine Months Ended October 31, 2018
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(26,190)	$(411)	$(26,601)	$(10,340)	$(311)	$(10,651)
Other comprehensive income (loss) before reclassifications	(5,358)	(131)	(5,489)	(21,208)	(218)	(21,426)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	(3)	—	(16)	(16)
Net current-period other comprehensive income (loss)	(5,358)	(134)	(5,492)	(21,208)	(234)	(21,442)
Balance at end of period	$(31,548)	$(545)	$(32,093)	$(31,548)	$(545)	$(32,093)

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(23,282)	$(61)	$(23,343)	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	(1,388)	(11)	(1,399)	9,342	(6)	9,336
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	(2)	—	(11)	(11)
Net current-period other comprehensive income (loss)	(1,388)	(13)	(1,401)	9,342	(17)	9,325
Balance at end of period	$(24,670)	$(74)	$(24,744)	$(24,670)	$(74)	$(24,744)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Basic weighted-average common shares outstanding	108,778,483	109,667,224	108,702,575	113,113,597
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,484,396	433,030	1,446,530	318,770
Diluted weighted-average shares outstanding	110,262,879	110,100,254	110,149,105	113,432,367

For the three months ended October 31, 2018 and 2017, awards to purchase 240,000 common shares ranging in price from $46.02 to $46.42 and 319,883 common shares ranging in price from $28.10 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. For the nine months ended October 31, 2018 and 2017, awards to purchase 249,167 common shares ranging in price from $37.02 to $46.42 and 1,016,733 common shares ranging in price from $25.60 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2018 and 2017 were 742,855 and 2,610,295 performance-based equity awards, respectively, because they did not meet the required performance criteria.

12. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of October 31, 2018, there were 248 Urban Outfitters stores, 228 Anthropologie Group stores, 134 Free People stores, 13 restaurants under the Food and Beverage division and three Urban Outfitters franchisee-owned stores. Each of Urban Outfitters, the Anthropologie Group and Free People, including their Company-owned and franchisee-owned stores and digital channels, and the restaurants operated under the Company’s Food and Beverage division, are considered an operating segment. Net sales from the Retail segment accounted for approximately 90.3% and 90.6% of total consolidated net sales for the three and nine months ended October 31, 2018, respectively. Net sales from the Retail segment accounted for approximately 90.6% of total consolidated net sales for each of the three and nine months ended October 31, 2017. The remaining net sales are derived from the Company’s Wholesale segment which consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,100 department and specialty stores worldwide, digital businesses and the Company’s Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018 and the Urban Outfitters wholesale division was established in the third quarter of fiscal 2019.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net sales
Retail operations	$878,869	$808,546	$2,556,460	$2,289,526
Wholesale operations	97,732	88,663	273,966	245,866
Intersegment elimination	(3,068)	(4,435)	(8,751)	(8,497)
Total net sales	$973,533	$892,774	$2,821,675	$2,526,895
Income from operations
Retail operations	$88,538	$61,667	$246,833	$150,575
Wholesale operations	19,150	20,866	53,770	57,373
Intersegment elimination	216	61	298	91
Total segment operating income	107,904	82,594	300,901	208,039
General corporate expenses	(11,547)	(9,706)	(33,796)	(38,935)
Total income from operations	$96,357	$72,888	$267,105	$169,104

	October 31,	January 31,	October 31,
	2018	2018	2017
Inventory
Retail operations	$413,102	$300,493	$403,631
Wholesale operations	38,557	50,902	46,326
Total inventory	$451,659	$351,395	$449,957
Property and equipment, net
Retail operations	$806,452	$811,128	$826,296
Wholesale operations	2,431	2,640	2,810
Total property and equipment, net	$808,883	$813,768	$829,106

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net sales
Apparel (1)	$663,995	$615,143	$1,954,130	$1,734,619
Home (2)	136,483	126,655	386,093	367,835
Accessories (3)	124,966	108,199	342,076	298,141
Other (4)	48,089	42,777	139,376	126,300
Total net sales	$973,533	$892,774	$2,821,675	$2,526,895

As a percentage of net sales
Apparel (1)	68%	69%	69%	69%
Home (2)	14%	14%	14%	14%
Accessories (3)	13%	12%	12%	12%
Other (4)	5%	5%	5%	5%
Total net sales	100%	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2018	2018	2017
Property and equipment, net
Domestic operations	$734,622	$720,890	$735,731
Foreign operations	74,261	92,878	93,375
Total property and equipment, net	$808,883	$813,768	$829,106

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net Sales
Domestic operations	$854,347	$779,790	$2,467,015	$2,222,589
Foreign operations	119,186	112,984	354,660	304,306
Total net sales	$973,533	$892,774	$2,821,675	$2,526,895

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the effects of the implementation of the United Kingdom's referendum to withdraw membership from the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions, and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters or severe or unseasonable weather conditions, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with digital sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate, the impact of the U.S. Tax Cuts and Jobs Act, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed on April 2, 2018. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, Anthropologie and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand.

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

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. Franchise net sales and the effects of foreign currency translation are also considered non-comparable.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications through a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, sells merchandise through franchisee-owned stores in Israel, and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.2% and 8.1% of consolidated net sales, respectively, for the nine months ended October 31, 2018, compared to 30.7% and 7.4%, respectively, for the comparable period in fiscal 2018.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands that allow us to present an expanded assortment of products in certain categories. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 38.4% and 1.6% of consolidated net sales, respectively, for the nine months ended October 31, 2018, compared to 39.0% and 1.6%, respectively, for the comparable period in fiscal 2018.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, and partners with third-party digital marketplaces to offer a limited selection of merchandise, which is available in Asia. We plan to open additional Free People stores in Europe that will allow us to expand the presence of the brand internationally. Free People’s Retail segment net sales accounted for approximately 11.7% of consolidated net sales for the nine months ended October 31, 2018, compared to approximately 11.2% for the comparable period in fiscal 2018.

The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. Three new restaurants were opened in the third quarter of fiscal 2019. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2018 and the comparable period in fiscal 2018.

Store data for the nine months ended October 31, 2018 was as follows:

	January 31,	Stores	Stores	October 31,
	2018	Opened	Closed	2018
Urban Outfitters
United States	180	1	—	181
Canada	18	—	—	18
Europe	47	3	(1)	49
Urban Outfitters Global Total	245	4	(1)	248
Anthropologie Group
United States	204	3	(2)	205
Canada	12	—	—	12
Europe	10	1	—	11
Anthropologie Group Global Total	226	4	(2)	228
Free People
United States	126	3	(1)	128
Canada	6	—	—	6
Free People Global Total	132	3	(1)	134
Food and Beverage
United States	10	3	—	13
Food and Beverage Total	10	3	—	13
Total Company-Owned Stores	613	14	(4)	623
Franchisee-Owned Stores (1)	—	3	—	3
Total URBN	613	17	(4)	626
(1)	Franchisee-owned stores are located in Israel.

Selling square footage by brand as of October 31, 2018 and October 31, 2017 was as follows:

	October 31,	October 31,
	2018	2017	Change
Selling square footage (in thousands):
Urban Outfitters	2,222	2,202	0.9%
Anthropologie Group	1,794	1,733	3.5%
Free People	297	287	3.5%
Total URBN (1)	4,313	4,222	2.2%
(1)	Food and Beverage restaurants and franchisee-owned stores are not included in selling square footage.

We plan to open approximately 18 new Company-owned stores during fiscal 2019, including five Urban Outfitters stores, four Anthropologie Group stores, six Free People stores and three Food and Beverage restaurants. We plan to close approximately 12 Company-owned stores during fiscal 2019, including five Urban Outfitters stores, four Anthropologie Group stores and three Free People stores, all due to lease expirations. We plan to open four franchisee-owned stores during fiscal 2019, including three Urban Outfitters franchisee-owned stores and one Anthropologie franchisee-owned store. Within the United States and Canada, we are at or close to our desired maximum store count for the Urban Outfitters, Anthropologie and Free People brands. We plan for growth for all three brands to come from expansion internationally, which may include opening stores in new and existing markets, entering into additional franchise or joint venture agreements or enhancing our presence in third-party digital marketplaces including Tmall in China and through our franchise partners. The Company currently operates franchise locations in Israel and in the third quarter of fiscal 2019 signed a second franchise agreement to open stores in Middle Eastern countries in fiscal 2020.

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,100 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Anthropologie wholesale division was established in the third quarter of fiscal 2018 and the Urban Outfitters wholesale division was established in the third quarter of fiscal 2019. Our Wholesale segment net sales accounted for approximately 9.4% of consolidated net sales for each of the nine months ended October 31, 2018 and October 31, 2017.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2018, which are included in our Annual Report on Form 10-K filed with the SEC on April 2, 2018. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted new accounting standards related to revenue recognition and intra-entity asset transfers on February 1, 2018, which changed certain accounting policies (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standards, there have been no significant changes to our critical accounting policies during the nine months ended October 31, 2018.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	66.6	65.5	67.0
Gross profit	34.7	33.4	34.5	33.0
Selling, general and administrative expenses	24.8	25.2	25.0	26.3
Income from operations	9.9	8.2	9.5	6.7
Other income (expense), net	0.1	(0.1)	0.1	0.0
Income before income taxes	10.0	8.1	9.6	6.7
Income tax expense	2.0	3.0	2.1	2.5
Net income	8.0%	5.1%	7.5%	4.2%

Three Months Ended October 31, 2018 Compared To Three Months Ended October 31, 2017

Net sales in the third quarter of fiscal 2019 were $973.5 million, compared to $892.8 million in the third quarter of fiscal 2018. The $80.7 million increase was attributable to a $70.3 million, or 8.7%, increase in Retail segment net sales and a $10.4 million, or 12.4%, increase in Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2019 accounted for 90.3% of total net sales compared to 90.6% of total net sales in the third quarter of fiscal 2018.

The increase in our Retail segment net sales during the third quarter of fiscal 2019 was due to an increase of $59.9 million, or 7.7%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $10.4 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 12.3% at Free People, 7.7% at the Anthropologie Group and 6.5% at Urban Outfitters. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel and positive comparable store net sales. The digital channel net sales increase was driven by increases in average order value, sessions and conversion rate. Positive comparable store net sales resulted from increases in average unit selling price and units per transaction, partially offset by a decrease in transactions. Store traffic for the quarter decreased. The increase in net sales attributable to non-comparable sales during the three months ended October 31, 2018 was primarily due to the net impact of opening 20 new stores and restaurants and closing nine stores and restaurants since the prior comparable period. Thus far during the fourth quarter of fiscal 2019, comparable Retail segment net sales are mid single-digit positive.

The increase in Wholesale segment net sales in the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018, was due to an increase of 8.4% for the Free People brand, primarily resulting from an increase in domestic sales to department stores, specialty stores and digital businesses. These increases resulted from growth in several categories, including women’s apparel, intimates and FP Movement activewear, as well as from the recently-launched Anthropologie home goods wholesale business and the launch of the Urban Outfitters BDG apparel collection wholesale business.

Gross profit percentage for the third quarter of fiscal 2019 increased to 34.7% of net sales, from 33.4% of net sales in the comparable quarter in fiscal 2018. Gross profit increased to $337.7 million in the third quarter of fiscal

2019 from $297.7 million in the third quarter of fiscal 2018. The increase in gross profit percentage was primarily driven by lower markdowns at all three brands and leverage in store occupancy cost due to increases in Retail segment comparable net sales. Total inventory at October 31, 2018 increased by $1.7 million, or 0.4%, to $451.7 million from $450.0 million at October 31, 2017. Comparable Retail segment inventory was flat.

Selling, general and administrative expenses as a percentage of net sales decreased during the third quarter of fiscal 2019 to 24.8% of net sales, compared to 25.2% of net sales for the third quarter of fiscal 2018. This percentage decrease was primarily driven by the net sales growth. Selling, general and administrative expenses increased by $16.5 million, or 7.3%, to $241.3 million in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018. The dollar growth in selling, general and administrative expenses was primarily due to increased direct selling and marketing expenses to support and drive the increase in Retail segment net sales and higher bonus and share-based compensation expense.

Income from operations increased to 9.9% of net sales, or $96.4 million, for the third quarter of fiscal 2019 compared to 8.2% of net sales, or $72.9 million, for the third quarter of fiscal 2018.

Our effective tax rate for the third quarter of fiscal 2019 was 20.6% of income before income taxes compared to 37.4% of income before income taxes in the third quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to the lower federal statutory rate resulting from the U.S. Tax Cuts and Jobs Act and the favorable impact of share-based award activity and certain other discrete items.

Nine Months Ended October 31, 2018 Compared To Nine Months Ended October 31, 2017

Net sales for the nine months ended October 31, 2018 were $2.82 billion, compared to $2.53 billion in the comparable period of fiscal 2018. The $294.8 million increase was attributable to a $266.9 million, or 11.7%, increase in Retail segment net sales and a $27.9 million, or 11.7%, increase in Wholesale segment net sales. Retail segment net sales for the nine months ended October 31, 2018 accounted for 90.6% of total net sales compared to 90.6% of total net sales in the nine months ended October 31, 2017.

The increase in our Retail segment net sales during the first nine months of fiscal 2019 was due to an increase of $225.1 million, or 10.2%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $41.8 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 14.7% at Free People, 9.7% at Urban Outfitters and 9.6% at the Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel and positive comparable store net sales. The digital channel net sales increase was driven by increases in average order value, sessions and conversion rate. Positive comparable store net sales resulted from increased average unit selling price and units per transaction, partially offset by a decrease in transactions. Store traffic for the first nine months of fiscal 2019 was flat. The increase in net sales attributable to non-comparable sales during the nine months ended October 31, 2018 was primarily due to the net impact of opening 32 new stores and restaurants and closing 15 stores and restaurants since the prior comparable period.

The increase in Wholesale segment net sales in the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018, was due to an increase of 9.0% for the Free People brand, primarily resulting from an increase in domestic sales to department stores, specialty stores and digital businesses. These increases resulted from growth in several categories, including women’s apparel, intimates and FP Movement activewear, as well as from the recently-launched Anthropologie home goods wholesale business and the launch of the Urban Outfitters BDG apparel collection wholesale business.

Gross profit percentage for the first nine months of fiscal 2019 increased to 34.5% of net sales, from 33.0% of net sales in the comparable period in fiscal 2018. Gross profit increased to $974.2 million for the first nine months of fiscal 2019 from $834.9 million in the comparable period in fiscal 2018. The increase in gross profit percentage was primarily driven by lower markdowns at all three brands and leverage in store occupancy cost due to increases in Retail segment comparable net sales.

Selling, general and administrative expenses as a percentage of net sales decreased during the first nine months of fiscal 2019 to 25.0% of net sales, compared to 26.3% of net sales for the first nine months of fiscal 2018. This percentage decrease was primarily driven by the net sales growth, continued savings associated with the fiscal 2018 store reorganization project and the nonrecurring store reorganization expenses incurred in the prior year. Selling, general and administrative expenses increased by $41.3 million, or 6.2%, to $707.1 million in the first nine months of fiscal 2019, compared to the first nine months of fiscal 2018. The dollar growth in selling, general and administrative expenses was primarily due to increased direct selling and marketing expenses to support and drive the increase in Retail segment net sales and higher bonus and share-based compensation expense.

Income from operations increased to 9.5% of net sales, or $267.1 million, for the first nine months of fiscal 2019 compared to 6.7% of net sales, or $169.1 million, for the first nine months of fiscal 2018.

Our effective tax rate for the first nine months of fiscal 2019 was 21.7% of income before income taxes compared to 37.2% of income before income taxes in the first nine months of fiscal 2018. The decrease in the effective tax rate was primarily due to the lower federal statutory rate resulting from the U.S. Tax Cuts and Jobs Act and the favorable impact of share-based award activity and certain other discrete items.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $602.4 million as of October 31, 2018, as compared to $506.0 million as of January 31, 2018 and $369.2 million as of October 31, 2017. During the first nine months of fiscal 2019, we generated $270.2 million in cash from operations and invested $90.0 million in property and equipment. Our working capital was $793.8 million at October 31, 2018 compared to $618.5 million at January 31, 2018 and $544.2 million at October 31, 2017.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers. We have also continued to invest in our omni-channel capabilities and technology.

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2019 increased by $100.6 million to $270.2 million from $169.6 million in the first nine months of fiscal 2018. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period increase in cash flows from operations was primarily due to higher net income.

Cash Flows from Investing Activities

Cash used in investing activities during the first nine months of fiscal 2019 increased by $130.7 million to $159.0 million from $28.3 million in the first nine months of fiscal 2018. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first nine months of fiscal 2019 and 2018 was $90.0 million and $63.3 million, respectively, which was primarily used to expand our store base.

Cash Flows from Financing Activities

Cash used in financing activities during the first nine months of fiscal 2019 decreased by $105.1 million to $54.1 million from $159.2 million in the first nine months of fiscal 2018. Cash used in financing activities in the first nine months of fiscal 2019 and 2018 primarily related to $57.5 million and $157.0 million, respectively, of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2019, we plan to construct and open approximately 18 new Company-owned retail locations, expand or relocate certain existing retail locations, upgrade our systems, improve our capabilities in the digital channel, invest in omni-channel marketing, expand our fulfillment capabilities and purchase inventory for our Retail and Wholesale segments at levels appropriate to maintain our planned sales growth and repurchase common shares. We believe that our new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales growth. During fiscal 2019, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2019 to be approximately $120 million, all of which are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. In the third quarter of fiscal 2019, we signed a second franchise agreement to open stores in Middle Eastern countries in fiscal 2020. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase program for the quarter ended October 31, 2018 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2018 through August 31, 2018		$—	—	—
September 1, 2018 through September 30, 2018		$—	—	—
October 1, 2018 through October 31, 2018	1,500,000	$38.34	1,500,000	16,402,153
Total Fiscal 2019 Third Quarter	1,500,000		1,500,000	16,402,153

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended October 31, 2018, the Company acquired and subsequently retired 94,601 common shares from employees to meet minimum statutory tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

(2)	On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on September 9, 2004.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2018, filed with the Securities and Exchange Commission on December 10, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2018	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 10, 2018	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer