Form 10-K
period 2019-01-31
URBAN OUTFITTERS INC
filed 2019-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $3,665,909,177.

The number of shares outstanding of the registrant’s common stock on March 26, 2019 was 103,559,364.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the effects of the implementation of the United Kingdom's referendum to withdraw membership from the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters or severe or unseasonable weather conditions, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with digital sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate, the impact of the U.S. Tax Cuts and Jobs Act, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2019. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We offer lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands comprised of the Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. We have achieved compounded annual sales growth of approximately 5% over the past five years, with sales of approximately $4.0 billion during the fiscal year ended January 31, 2019.

We operate under two reportable segments – Retail and Wholesale. Our Retail segment contains the Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. We have over 48 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, primarily through Company-owned stores but also through franchised or third-party operated stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, catalogs, customer contact centers and digital businesses. The Food and Beverage division includes various casual dining concepts.

We operate a Wholesale segment under the Free People, Anthropologie and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and home goods.

Milestones in our Company’s growth are as follows:

•	1970: First Urban Outfitters store opened near the University of Pennsylvania campus in Philadelphia, Pennsylvania
•	1976: Incorporated in the Commonwealth of Pennsylvania
•	1984: Free People Wholesale division established
•	1992: First Anthropologie store opened in Wayne, Pennsylvania
•	1993: Initial public offering of URBN shares on NASDAQ
•	1998: First European Urban Outfitters store opened in London; Anthropologie website launched
•	1999: Urban Outfitters website launched
•	2002: First Free People store opened in the Garden State Plaza Mall in Paramus, New Jersey
•	2004: Free People website launched
•	2008: First Terrain garden center opened in Glen Mills, Pennsylvania
•	2009: First European Anthropologie store opened in London

•	2011: First Bhldn store opened in Houston, Texas
•	2016: Acquired Vetri Family restaurants in Philadelphia, Pennsylvania
•	2017: Anthropologie Wholesale division established
•	2018: Urban Outfitters Wholesale division established; first Urban Outfitters and Free People franchise stores opened in Israel; first European Free People store opened in Amsterdam

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or digital channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Digital orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Digital orders may also be picked up at a store location, and customers may also return certain merchandise purchased through digital channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single stock keeping units (“SKUs”) based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. We manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2019 ended on January 31, 2019.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Stores average approximately 9,000 square feet of selling space. Our stores are located in street locations in large metropolitan areas, select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2019, we operated 245 Urban Outfitters stores, of which 178 were located in the United States, 17 were located in Canada and 50 were located in Europe. We plan to open approximately nine Urban Outfitters stores and close approximately three Urban Outfitters stores due to lease expiration, globally, in fiscal 2020. Urban Outfitters is at or close to our desired maximum store count in the United States and Canada. We plan for future store growth to come from expansion internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally, including enhancing our presence in third-party digital marketplaces, such as Tmall in China and through our franchise partners’ websites. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, sells merchandise through franchisee-owned stores in Israel and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.5% and 8.2% of consolidated net sales, respectively, for fiscal 2019.

Anthropologie Group. The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. In addition, the brand offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores.

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

As of January 31, 2019, we operated 227 Anthropologie Group stores, of which 204 were located in the United States, 12 were located in Canada and 11 were located in Europe. Stores average approximately 8,000 square feet of selling space. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands, allowing us to present an expanded assortment of products in certain categories. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately three Anthropologie Group stores and close approximately seven Anthropologie Group stores due to lease expiration, globally, in fiscal 2020. The Anthropologie Group is at or close to our desired maximum store count in the United States and Canada. We plan for future store growth to come from expansion internationally, which may include opening stores in new and existing markets or entering into franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally, including enhancing our presence in third-party digital marketplaces, such as Tmall in China and through our franchise partners. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 38.6% and 1.7% of consolidated net sales, respectively, for fiscal 2019.

Free People. Our Free People retail stores primarily offer private label merchandise targeted to young contemporary women aged 25 to 30. Free People offers a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People retail stores average approximately 2,000 square feet of selling space. Our stores are located in enclosed malls, upscale street locations and specialty centers.

As of January 31, 2019, we operated 135 Free People stores, of which 127 were located in the United States, six were located in Canada and two were located in Europe. We plan to open approximately ten new Free People stores and close approximately three Free People stores due to lease expiration, globally, in fiscal 2020. Free People is approaching our desired maximum store count in the United States and Canada. We plan for future store growth to come from expansion internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally, including enhancing our presence in third-party digital marketplaces, such as Tmall in China and through our franchise partners. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, and partners with third-party digital marketplaces to offer a limited selection of merchandise, which is available in Asia. Free People’s North American and European Retail segment net sales accounted for approximately 11.6% and less than 1.0% of consolidated net sales, respectively, for fiscal 2019.

Food and Beverage. In February 2016, we acquired six restaurants as part of our acquisition of the Vetri Family group of restaurants, which were combined with our existing restaurants to form our Food and Beverage division. The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. As of January 31, 2019, we operated 13 restaurants, all of which were located in the United States. We plan to open approximately two new restaurants in fiscal 2020. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2019.

Wholesale Segment

The Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands. The Wholesale segment was established in 1984 with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Anthropologie wholesale division, established in fiscal 2018, designs and sells home goods to select department stores. The Urban Outfitters wholesale division, established in fiscal 2019, designs and sells the BDG apparel collection to select department stores. We display our wholesale products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. During fiscal 2019, the Wholesale segment’s range of young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods, including gifts, tabletop and textiles, under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand were sold through approximately 2,200 department and specialty stores worldwide, including Macy’s, Nordstrom, Dillard’s, Selfridge’s, John Lewis, digital businesses and our Retail segment. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in London, Los Angeles, Chicago and New York City. Our Wholesale segment net sales accounted for approximately 8.8% of consolidated net sales for fiscal 2019.

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

Our Urban Outfitters, Anthropologie Group and Free People stores are primarily located in upscale street locations, free-standing locations, enclosed malls and specialty centers. We plan for our store environment and location strategy to remain consistent over the next several years.

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

Our buyers and designers play an important role in our ability to identify and deliver the latest fashion trends to our customers. The success of our brands relies upon our ability to attract, train and retain talented, highly motivated buying and design employees. In addition to management training programs for both newly hired and existing employees, we have a number of retention programs that offer qualitative and quantitative performance-based incentives.

Merchandise

Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. Our Anthropologie brand product offerings include women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. Our Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

The wide breadth of merchandise offered by our brands includes a combination of national third-party brands, private label product designed in collaboration with third-party brands and exclusive merchandise developed and designed internally by our brands. This combination allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and digital retailers. Private label and exclusive merchandise generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations, rather than traditional forms of advertising such as print, radio and television media. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We plan for our catalog circulation to decrease in fiscal 2020 as we increase our emphasis on digital marketing. Loyalty programs offer customers access to member-only benefits and rewards, which promotes brand loyalty. We also are active in social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Instagram, Facebook, Twitter, Pinterest, YouTube, Tumblr and our own mobile applications, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they also allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

Customer Loyalty Programs

The Urban Outfitters brand offers UO Rewards, a customer loyalty program designed to create authentic, lasting relationships with customers by rewarding devoted members with reward coupons, exclusive offers and unique experiences. Members can earn and accumulate points based on purchase activity and engaging with the brand through social media. Upon reaching the specified point threshold, members are issued a reward coupon which can be redeemed for both in-store and online purchases.

The Anthropologie brand offers AnthroPerks. AnthroPerks is a customer loyalty program that is all about our customer. The program is designed to deliver benefits and experiences to help make her shopping journey in-store and online easier and more inspirational. Members are given free shipping benefits, birthday discounts, receipt look up, exclusive offers, early access to special collections and invitations to “only at Anthro” experiences.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label merchandise. To keep our future inventory levels lean and maintain a lower merchandise weeks of supply on hand, we plan to continue to quicken our supply chain capabilities and place more frequent merchandise orders at lower quantities. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns, acts of terrorism, natural disasters, port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, the effects of Brexit, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2019, we purchased merchandise from approximately 5,500 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. While certain of our vendors have limited financial resources and production capabilities, we do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution center in Gap, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. We also lease a 214,500 square foot distribution center located in Reno, Nevada that receives and distributes the remaining half of our retail store merchandise.

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

In fiscal 2019, we began construction on an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, which we will own and operate. The center will primarily store and distribute certain home furnishings merchandise.

In fiscal 2019, we signed a lease for a 309,000 square foot fulfillment center located in Bristol, Pennsylvania. Construction is expected to be completed, and operations to commence, by mid-fiscal 2020. The center will primarily support our digital sales channel.

We lease separate distribution and fulfillment centers each located in Rushden, England. Our 98,000 square foot distribution center supports our entire European store base and our 142,000 square foot fulfillment center primarily provides fulfillment services for our European Retail segment and global Wholesale segment customers. We are nearing maximum capacity at these centers and are exploring expansion opportunities.

We utilize certain third-party logistics providers to store and distribute certain home furnishings merchandise. In fiscal 2020, we signed an agreement with a third-party logistics provider in China to store and distribute merchandise sold through our partnership with a third-party digital marketplace.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. In fiscal 2019, we launched self-checkout registers in certain retail locations and plan to expand this initiative to additional retail locations in fiscal 2020. Our digital channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. We have a second fully redundant data center located in our Reno fulfillment center that functions as a disaster recovery site for our digital, data communication and other business critical systems.

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

Employees

As of January 31, 2019, we employed approximately 24,000 people, approximately 40% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the

Wholesale segment and the remaining 99% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

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

Our performance is subject to worldwide economic conditions, and their impact on levels of consumer spending remains uncertain. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, political and economic crises and other macroeconomic factors. These factors may affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect department stores and specialty retail businesses and impact their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

In addition, there is a risk that consumer sentiment may decline as a result of market disruptions caused by severe weather conditions, unseasonable weather, natural disasters, health hazards, terrorists activities, political crises or other major events or the prospect of these events, which could negatively impact our financial position and results of operations. The recovery we receive under any insurance we maintain for these purposes may be delayed or may be insufficient to fully offset potential losses.

We rely heavily on our ability to identify changes in fashion.

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully or if we misjudge the market for products or new product lines, our sales may be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which could decrease our revenues or gross profit margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In addition, we could be at a competitive disadvantage if we are unable to leverage data analytics to obtain timely customer insights to appropriately respond to customer demands.

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

The specialty retail and wholesale apparel industries are each highly competitive. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile application and catalog presentation, website and mobile application design, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Our Anthropologie Group and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping in our Retail segment. Our digital channel competes against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites. We offer an omni-channel shopping experience for our customers and use social media and mobile applications as a way to interact with them to enhance their shopping experiences. Omni-channel retailing is constantly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and respond to shifting consumer traffic patterns and digital buying trends. Our inability to adequately respond to these risks and uncertainties or successfully maintain and expand our digital business could have an adverse impact on our results of operations. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors. Our Wholesale segment competes with numerous wholesale companies, many of whose products have a wider distribution, based on the quality, fashion and price of its product offerings. New competitors frequently enter, and existing competitors enter or increase their presence in, the markets in which we operate, expand their merchandise offerings, add new sales channels or change their pricing strategies, all of which affect the competitive landscape. In addition, many of our competitors have greater name recognition and greater financial, marketing and other resources than us. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Due to a difficult economic and retail environment, our competitors may force a markdown or promotional sales environment, which could impair our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful expanding our business internationally.

Our current growth strategy includes plans to continue to open new stores, expand our digital marketing and grow our wholesale customer base and retail and digital presence internationally over the next several years. As we seek to expand internationally, we face competition from more established international competitors. In addition, international stores and digital operations have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ internationally, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with those we anticipate. Additionally, our ability to conduct business internationally may be adversely impacted by political and economic risks, as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. The withdrawal could significantly disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom’s vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom’s withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

We have many initiatives in our marketing programs particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), may adversely impact our ability to maintain brand relevance and drive increased sales.

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

Increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations.

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

•

Changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes, changes resulting from Brexit or increases in duties or quotas applicable to the products we sell that could increase the cost and reduce the supply of products available to us;

•

A withdrawal by the U.S. from, or a significant renegotiation of, the North American Free Trade Agreement or other trade agreements to which the U.S. is a party could have a significant impact on our product sourcing operations and results of operations;

•	Significant labor issues, such as strikes at any of our ports in the United States, which could make it difficult or impossible for us to bring foreign-sourced products into the United States;
•	Financial or political instability in any of the countries in which the products we purchase are manufactured, if the instability affects the production or export of merchandise from those countries;
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

•	The cost of fuel is a significant component in transportation costs; therefore, increases in petroleum prices can adversely affect our gross profit;
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

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. We are not aware of any valid claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and intellectual property of others. Also, others may assert rights in, or ownership of, our trademarks and other intellectual property, and we may not be able to successfully resolve these types of conflicts to our satisfaction.

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

We may develop new concepts through acquisitions, and we may not be successful in integrating those acquisitions.

Acquisitions involve numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth and the potential loss of key employees.

We also may encounter difficulties in integrating any businesses we may acquire with our existing operations. The success of these transactions depends on our ability to successfully merge corporate cultures, operations and financial systems; realize cost reduction synergies; and, as necessary, retain key personnel of acquired companies.

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

We rely on information technology systems, and a material disruption or failure of such systems or technologies could adversely affect our business.

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

Further, potential issues associated with implementing technology initiatives and the time and resources required in seeking to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate, maintain and develop them effectively. A failure of those systems could disrupt our business, subject us to liability, damage our reputation or otherwise impact our financial results.

If we are unable to safeguard against security breaches with respect to our information technology systems, our business and our reputation may be adversely affected.

During the course of business, we obtain and transmit confidential customer, employee, vendor and Company information through our information technology systems. The protection of customer, employee, vendor and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements, such as the GDPR and CCPA. With a heightened degree of public awareness and scrutiny regarding information security and privacy, customers have a high expectation that companies will adequately protect their personal information from cyber attack or other security breaches.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the Internal Revenue Code. This law may have a significant impact on our U.S. taxes. The Tax Act is unclear in certain respects and will require the U.S. Internal Revenue Service (the “IRS”) to issue regulations and interpretations, and possibly technical corrections. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We are subject to numerous regulations and legal matters that could adversely affect our business.

We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising, e-commerce and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution and fulfillment centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of products or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, various governmental authorities in jurisdictions in which we do business regulate the quality and safety of the merchandise we sell. If we or our vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to us, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results. Moreover, legal actions may be filed against us from time to time, including class actions. These actions may assert commercial, tort, intellectual property, customer, employment, data privacy, securities or other claims. We may also be impacted by litigation trends, including class action lawsuits involving former employees, consumers and shareholders, which could have a material adverse effect on our reputation, the market price of our common shares, or our results of operations, financial condition and cash flows.

Regulations related to “conflict minerals” require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. As a result, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals, known as “conflict minerals,” that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. We have developed a framework and management system and continuously undertake due diligence efforts on our supply chain. We have and expect to continue to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require that all of the components of our products be certified as conflict-free. An inability to satisfy these requirements could place us at a competitive disadvantage. There is uncertainty about the future of the regulations related to “conflict minerals” as a result of legal challenges and statements by the SEC. We filed our most recent annual Specialized Disclosure Report on Form SD with respect to these minerals on May 31, 2018, as required by the rules.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard campus allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. Our home offices are approximately 575,000 square feet, and we own or have options to purchase adjacent buildings that would allow for additional expansion if necessary.

Our European home offices are located in London, England and consist of three leased properties totaling approximately 23,000 square feet. The leased properties have varying lease term expirations ranging from 2019 through 2024. We are approaching maximum capacity at these properties and are exploring expansion opportunities.

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

In fiscal 2019, we began construction on an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, which we will own and operate. The center will primarily store and distribute certain home furnishings merchandise.

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

In fiscal 2019, we signed a lease for a 309,000 square foot fulfillment center located in Bristol, Pennsylvania. Construction is expected to be completed, and operations to commence, by mid-fiscal 2020. The center will primarily support our digital sales channel.

We lease separate distribution and fulfillment centers in Rushden, England to support our retail and digital channels in Europe and global Wholesale segment customers. The distribution center occupies approximately 98,000 square feet and the fulfillment center occupies approximately 142,000 square feet, which also includes our European customer contact center. The terms of both leases are set to expire in September 2020. We are nearing maximum capacity at these centers and are exploring expansion opportunities.

We utilize certain third-party logistics providers to store and distribute certain home furnishings merchandise. In fiscal 2020, we signed an agreement with a third-party logistics provider in China to store and distribute merchandise sold through our partnership with a third-party digital marketplace.

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

All of our stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2019, by Urban Outfitters, the Anthropologie Group and Free People was approximately 2,196,000, 1,789,000, and 300,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for the Anthropologie Group and 2,000 for Free People. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing Company-owned retail locations, as of January 31, 2019:

	Urban Outfitters	Anthropologie Group	Free People	Food and Beverage	Total
United States	178	204	127	13	522
Canada	17	12	6	—	35
Europe	50	11	2	—	63
Global Total	245	227	135	13	620

In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in London, New York City, Los Angeles and Chicago that are leased through 2019, 2023, 2024 and 2028, respectively.

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

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “URBN.”

Holders of Record

On March 26, 2019 there were 93 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2014 and ending January 31, 2019, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	Base Period Jan-14	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-15	Jan-16	Jan-17	Jan-18	Jan-19
Urban Outfitters, Inc.	$100.00	$97.32	$63.87	$74.09	$95.22	$90.16
S&P 500	$100.00	$114.22	$113.45	$136.19	$172.16	$168.18
S&P 500 Apparel Retail	$100.00	$150.67	$168.06	$124.23	$120.63	$92.89

Issuer Purchases of Equity Securities

A summary of the repurchase activity under our share repurchase program for the quarter ended January 31, 2019 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2018 through November 30, 2018	—	$—	—	16,402,153
December 1, 2018 through December 31, 2018	630,689	$31.96	630,689	15,771,464
January 1, 2019 through January 31, 2019	1,369,311	$31.93	1,369,311	14,402,153
Total Fiscal 2019 Fourth Quarter	2,000,000		2,000,000	14,402,153

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended January 31, 2019, the Company acquired and subsequently retired 254,181 common shares from employees to meet minimum statutory tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

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

	Fiscal Year Ended January 31,
	2019	2018	2017	2016	2015
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$3,950,623	$3,616,014	$3,545,794	$3,445,134	$3,323,077
Gross profit	1,346,712	1,175,507	1,244,613	1,201,902	1,174,930
Income from operations	381,313	259,892	338,527	353,579	365,385
Net income (1)	298,003	108,263	218,120	224,489	232,428
Net income per common share—basic (1)	$2.75	$0.97	$1.87	$1.79	$1.70
Weighted average common shares outstanding—basic	108,303,594	111,887,308	116,873,023	125,232,499	136,651,899
Net income per common share—diluted (1)	$2.72	$0.96	$1.86	$1.78	$1.68
Weighted average common shares outstanding—diluted	109,706,007	112,367,924	117,291,117	126,013,414	138,192,734
Balance Sheet Data:
Working capital	$816,112	$618,543	$528,469	$505,130	$455,377
Total assets	2,160,515	1,952,780	1,902,637	1,833,301	1,888,741
Total liabilities	671,417	651,877	589,553	696,074	560,772
Total shareholders’ equity	$1,489,098	$1,300,903	$1,313,084	$1,137,227	$1,327,969

(1)

During the fiscal year ended 2018, we recorded an additional $64,705 in income tax expense related to a one-time charge on foreign earnings and profits and statutory rate changes on deferred taxes in relation to the Tax Act. During the fiscal year ended 2019, we recorded an additional $1,197 in income tax expense to adjust our initial provisional estimates for the Tax Act in our provision for income taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two reportable segments: a leading lifestyle specialty Retail segment and a Wholesale segment. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs, customer contact centers, franchised or third-party operated stores and digital businesses. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods, including gifts, tabletop and textiles, under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2019 ended on January 31, 2019.

Retail Segment

Our omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or digital channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Digital orders are primarily shipped to our customers through our fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of particular items. Digital orders may also be picked up at a store location, and customers may also return certain merchandise purchased through digital channels at store locations. As our customers continue to shop across multiple channels, we have adapted our approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, we source these products utilizing single SKUs based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow us to better serve our customers and help us complete sales that otherwise may not have occurred due to out-of-stock positions. We manage and analyze our performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of our performance.

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

We monitor customer traffic, average unit selling price, transactions and average units per transaction at our stores, and we monitor customer sessions, average order value, conversion rates and average units per transaction on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing and digital marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of product designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas, select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, sells merchandise through franchisee-owned stores in Israel, and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 30.5% and 8.2% of consolidated net sales, respectively, for fiscal 2019, compared to 30.8% and 7.9%, respectively, for fiscal 2018.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. Product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands, allowing us to present an expanded assortment of products in certain categories. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 38.6% and 1.7% of consolidated net sales, respectively, for fiscal 2019, compared to 39.1% and 1.6%, respectively, for fiscal 2018.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, and partners with third-party digital marketplaces to offer a limited selection of merchandise, which is available in Asia. Free People’s North American Retail segment net sales accounted for approximately 11.6% of consolidated net sales for fiscal 2019, compared to approximately 11.3% for fiscal 2018. Free People opened its first European retail stores in fiscal 2019. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2019.

The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. Three new restaurants were opened in fiscal 2019. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2019 and fiscal 2018.

Net sales from the Retail segment accounted for approximately 91.2%, 91.3% and 91.9% of total consolidated net sales for fiscal 2019, 2018 and 2017, respectively.

Store data for fiscal 2019 was as follows:

	January 31,	Stores	Stores	January 31,
	2018	Opened	Closed	2019
Urban Outfitters
United States	180	1	(3)	178
Canada	18	—	(1)	17
Europe	47	4	(1)	50
Urban Outfitters Global Total	245	5	(5)	245
Anthropologie Group
United States	204	3	(3)	204
Canada	12	—	—	12
Europe	10	1	—	11
Anthropologie Group Global Total	226	4	(3)	227
Free People
United States	126	4	(3)	127
Canada	6	—	—	6
Europe	—	2	—	2
Free People Global Total	132	6	(3)	135
Food and Beverage
United States	10	3	—	13
Food and Beverage Total	10	3	—	13
Total Company-Owned Stores	613	18	(11)	620
Franchisee-Owned Stores (1)	—	5	—	5
Total URBN	613	23	(11)	625
(1)	Franchisee-owned stores are located in Israel.

We plan to open approximately 24 new Company-owned stores during fiscal 2020, including nine Urban Outfitters stores, three Anthropologie Group stores, ten Free People stores and two Food and Beverage restaurants. We plan to close approximately 13 Company-owned stores during fiscal 2020, including three Urban Outfitters stores, seven Anthropologie Group stores and three Free People stores, all due to lease expirations. We plan to open four Franchisee-owned stores during fiscal 2020, including two Urban Outfitters stores, one Anthropologie store and one Free People store. Within the United States and Canada, we are at or close to our desired maximum store count for the Urban Outfitters, Anthropologie and Free People brands. We plan for future store growth for all three brands to come from expansion internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally, including enhancing our presence in third-party digital marketplaces, such as Tmall in China and through our franchise partners. The Company is currently party to a franchise agreement for franchise locations in Israel and in fiscal 2019 signed a second franchise agreement to open stores in other Middle Eastern countries in fiscal 2020.

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,200 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods, including gifts, tabletop and textiles, under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Anthropologie wholesale division was established in fiscal 2018 and the Urban Outfitters wholesale division was established in fiscal 2019. Our Wholesale segment net sales accounted for approximately 8.8% of consolidated net sales for fiscal 2019, compared to 8.7% for fiscal 2018.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers and franchise partners. Revenue is recognized when control of the promised goods is transferred to the customer. We have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we will recognize revenue for our single performance obligation at the point of sale or at the time of shipment, which is when transfer of control to the customer occurs. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card or gift card. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments. Payment terms in our Wholesale segment vary by customer with the most common being a net 30-day policy.

Food and Beverage: Revenue from restaurant sales and events is recognized upon completion of the service, when we satisfy our single performance obligation. Customer deposits may be received in advance for events, which represents a contract liability until we satisfy our performance obligation.

Franchise Fees: Revenue from franchise operations primarily relates to merchandise sales to franchisees and royalty fees. Merchandise sales to franchisees are discussed above under Merchandise. Royalty fees are based upon a percentage of franchisee net sales to third party customers and are recognized when such sales occur.

Gift Cards: We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. At the time of issuance, we have an open performance obligation for the future delivery of promised goods or services. The liability remains outstanding until the card is redeemed by the customer, at which time we recognize revenue. Over time, a portion of the outstanding gift cards will not be redeemed by the customer which we refer to as “breakage”. Revenue is recognized from breakage over time in proportion to gift card redemptions. Judgment is used in determining the amount of breakage revenue to be recognized and is based on historical gift card redemption patterns. Gift card breakage revenue is included in net sales and is not material. Our gift cards do not expire.

Customer Loyalty Programs: We maintain a customer loyalty program under our Urban Outfitters brand. Under this program, customers can earn and accumulate points that convert to a reward coupon upon reaching a specified point threshold. Reward coupons can be redeemed for merchandise discounts and expire 60 days after issuance. Outstanding reward coupons and points earned through sale activity represent a performance obligation. Revenue is deferred in an amount equal to the standalone selling price, taking into account expected future redemptions, and recognized at the earlier of redemption or expiration. Judgment is used in determining the expected future redemption rates. The redemption and expiration of reward coupons are included in net sales. There are no material accounting policies related to the AnthroPerks customer loyalty program outside of our general revenue recognition practices.

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. Beginning February 1, 2018, with the adoption of the accounting standards update for revenue from contracts with customers, costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2019 and 2018, reserves for estimated sales returns totaled $52.0 million and $28.9 million, representing 7.7% and 4.4% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventory to increase over time as we increase our sales. The majority of inventory at January 31, 2019 and 2018 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2019 and 2018 totaled $370.5 million and $351.4 million, representing 17.1% and 18.0% of total assets, respectively.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

We review the carrying values of our long-lived assets annually and periodically whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. Goodwill has been assigned to reporting units for purposes of impairment testing. We evaluate goodwill to determine if the carrying value exceeds the fair value of the reporting unit. In assessing an asset for potential impairment, we make estimates regarding future operating results, cash flows and estimated useful life. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. During fiscal 2019, we recorded impairment charges for four retail locations, totaling $3.5 million. During fiscal 2018, we recorded impairment charges for ten retail locations, totaling $11.4 million. During fiscal 2017, we recorded impairment charges for three retail locations, totaling $4.3 million. During our assessment of current and future performance, it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets. Impairment charges are included in “Cost of sales” in the Consolidated Statements of Income.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2019 and January 31, 2018 totaled $52.9 million and $46.2 million, respectively, each of which represented 2.4% of total assets.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $3.9 million as of January 31, 2019 and $9.5 million as of January 31, 2018. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

The SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”), which allowed registrants to record provisional estimates for the Tax Act during a measurement period not to exceed one year from its enactment date, December 22, 2017. While management has completed its analysis within the applicable measurement period, pursuant to SAB No. 118, we are accounting for the income tax impacts of the provisions of U.S. tax reform based on the interpretation of existing statutory law, including guidance issued by the U.S. Treasury Department and the IRS. During the second half of fiscal 2019, the U.S. Treasury Department and the IRS issued certain proposed regulations addressing new provisions such as Global Intangible Low-Taxed Income, Base Erosion and Anti-abuse Tax, Foreign Tax Credit and the Anti-hybrid Regulations. The Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may impact our provision for income taxes in the period in which the adjustments are made.

See Note 9, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a further description of provisional amounts recorded related to the Tax Act in fiscal 2019 and fiscal 2018.

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

We use a Black-Scholes model to determine the fair value of our stock options. This model uses assumptions including the risk-free rate of interest, expected volatility of our stock price and expected life of the awards. A Monte Carlo simulation, which utilizes similar assumptions, is used to determine the fair value of performance-based awards. We review our assumptions and the valuations provided by independent third-party valuation advisors in order to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

Additionally, we make certain estimates about the number of awards that will become vested under performance-based incentive plans. We record expense for performance-based awards based on our current expectations of the probable number of awards that will ultimately vest. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods.

Beginning in fiscal 2018, we elected to account for forfeitures as they occur rather than estimate the expected forfeitures. During fiscal 2017, we estimated the expected forfeiture rate and we considered many factors when estimating expected forfeitures, including types of awards and historical experience.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9	67.5	64.9
Gross profit	34.1	32.5	35.1
Selling, general and administrative expenses	24.4	25.3	25.6
Income from operations	9.7	7.2	9.5
Interest income	0.2	0.1	0.1
Other income	—	—	0.1
Other expenses	(0.1)	(0.1)	(0.2)
Income before income taxes	9.8	7.2	9.5
Income tax expense (1)	2.3	4.2	3.3
Net income (1)	7.5%	3.0%	6.2%
Period over Period Change:
Net sales	9.3%	2.0%	2.9%
Gross profit	14.6%	-5.6%	3.6%
Income from operations	46.7%	-23.2%	-4.3%
Net income (1)	175.3%	-50.4%	-2.8%

(1)

During fiscal 2018, we recorded an additional $64.7 million in income tax expense related to a one-time charge on foreign earnings and profits and statutory rate changes on deferred taxes in relation to the Tax Act. During fiscal 2019, we recorded an additional $1.2 million in income tax expense to adjust our initial provisional estimates for the Tax Act in our provision for income taxes.

Fiscal 2019 Compared to Fiscal 2018

Net sales in fiscal 2019 increased by 9.3% to $4.0 billion, from $3.6 billion in fiscal 2018. The $334.6 million increase was attributable to a $304.5 million, or 9.2%, increase in Retail segment net sales and a $30.1 million, or 9.5%, increase in Wholesale segment net sales. Retail segment net sales for fiscal 2019 accounted for 91.2% of total net sales compared to 91.3% of total net sales during fiscal 2018.

The growth in our Retail segment net sales during fiscal 2019 was due to an increase of $256.1 million, or 8.2%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $48.4 million in non-comparable net sales, including new store and franchise net sales. Retail segment comparable net sales increased 11.4% at Free People, 8.0% at Urban Outfitters and 7.5% at the Anthropologie Group. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel and positive comparable store net sales. The digital channel net sales increase was driven by increases in average order value, sessions and conversion rate, while units per transaction was flat. Positive comparable store net sales resulted from an increase in average unit selling price, partially offset by decreases in transactions, units per transaction and store traffic. The increase in net sales attributable to non-comparable sales was primarily due to the net impact of opening 36 new stores and restaurants and closing 22 stores and restaurants since the prior comparable period.

The increase in Wholesale segment net sales during fiscal 2019, as compared to fiscal 2018, was due to an increase of 6.8% for the Free People brand, primarily resulting from an increase in domestic sales to department stores, specialty stores and digital businesses due to growth in several categories, including women’s apparel, intimates and FP Movement activewear. The segment increase was also due to the launch of the Anthropologie home goods wholesale business in the third quarter of fiscal 2018 and the launch of the Urban Outfitters BDG apparel collection wholesale business in fiscal 2019.

Gross profit percentage in fiscal 2019 increased to 34.1% of net sales, from 32.5% of net sales in fiscal 2018. Gross profit increased to $1.35 billion in fiscal 2019 compared to $1.18 billion in fiscal 2018. The increase in gross profit percentage was primarily driven by lower markdowns at all three brands, leverage in store occupancy cost due to increases in Retail segment comparable net sales and a lower level of impairment costs.

Total inventory at January 31, 2019 increased by $19.1 million, or 5.4%, to $370.5 million from $351.4 million at January 31, 2018. Comparable Retail segment inventory increased 2.7% at cost.

Selling, general and administrative expenses increased by $49.8 million, or 5.4%, to $965.4 million, in fiscal 2019, from $915.6 million in fiscal 2018. Selling, general and administrative expenses as a percentage of net sales decreased in fiscal 2019 to 24.4% of net sales, compared to 25.3% of net sales for fiscal 2018. The dollar growth in selling, general and administrative expenses was primarily due to increased direct selling and marketing expenses to support and drive the increase in Retail segment net sales and higher bonus and share-based compensation expense. The leverage for the year ended January 31, 2019 was primarily driven by the net sales growth and further benefited from continued savings associated with the fiscal 2018 store reorganization project and the nonrecurring store reorganization expenses incurred in fiscal 2018.

Income from operations increased to 9.7% of net sales, or $381.3 million, for fiscal 2019 compared to 7.2%, or $259.9 million, for fiscal 2018.

Our effective tax rate for fiscal 2019 was 22.7% of income before income taxes compared to 58.6% of income before income taxes in fiscal 2018. The decrease in the effective tax rate was primarily due to a one-time expense related to the Tax Act in fiscal 2018 of $64.7 million, which was nonrecurring, and the decrease in federal corporate income tax rate enacted as part of the Tax Act. See Note 9, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

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

The increase in Wholesale segment net sales during fiscal 2018, as compared to fiscal 2017, was primarily due to domestic and international growth at department stores, specialty stores and customer websites. Wholesale sales growth was driven by an increase in units sold that was partially offset by a decrease in average unit selling price.

Gross profit percentage in fiscal 2018 decreased to 32.5% of net sales, from 35.1% of net sales in fiscal 2017. Gross profit decreased to $1.18 billion in fiscal 2018 compared to $1.24 billion in fiscal 2017. The decline in gross profit rate was driven by deleverage in delivery and logistics expenses, lower initial merchandise markups and higher merchandise markdowns. The deleverage in delivery and logistics expenses was primarily due to the increased penetration of the digital channel and increased international and furniture shipments. Lower initial merchandise markups were primarily due to product mix, and higher merchandise markdowns were primarily due to underperforming product at Anthropologie and Urban Outfitters. Total inventory at January 31, 2018 increased by $12.8 million, or 3.8%, to $351.4 million from $338.6 million at January 31, 2017. The increase in inventory related to a 3.2% increase in comparable Retail segment inventory at cost.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $694.8 million as of January 31, 2019, as compared to $506.0 million as of January 31, 2018 and $403.5 million as of January 31, 2017. During fiscal 2019, we generated $446.6 million in cash from operations, repurchased $121.4 million in common shares under our share repurchase program and invested $114.9 million in property and equipment. Our working capital was $816.1 million at January 31, 2019 compared to $618.5 million at January 31, 2018 and $528.5 million at January 31, 2017.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities. In addition to repurchasing our common shares and repaying long-term debt borrowings, our primary uses of cash have been to open new stores, purchase inventory, fund store operations, invest in our omni-channel capabilities, make digital investments and expand our home offices and fulfillment centers.

Cash Flows from Operating Activities

Cash provided by operating activities for fiscal 2019 increased by $143.5 million to $446.6 million from $303.1 million in fiscal 2018. Cash provided by operating activities for fiscal 2018 decreased by $112.2 million from $415.3 million in fiscal 2017. For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The increase in cash flows from operations in fiscal 2019 was primarily due to higher net income.

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2019 increased by $123.1 million to $244.5 million from $121.4 million in fiscal 2018. Cash used in investing activities during fiscal 2018 decreased by $113.2 million from $234.6 million in fiscal 2017. Cash used in investing activities in fiscal 2019 and 2018 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment for fiscal 2019, 2018 and 2017 was $114.9 million, $83.8 million and $143.7 million, respectively, which was primarily used to expand our store base.

Cash Flows from Financing Activities

Cash used in financing activities during fiscal 2019 decreased by $41.2 million to $118.0 million from $159.2 million in fiscal 2018. Cash used in financing activities during fiscal 2018 decreased by $34.5 million from $193.7 million in fiscal 2017. Cash used in financing activities in fiscal 2019 and 2018 primarily related to $121.4 million and $157.0 million, respectively, of repurchases of our common shares under our share repurchase programs. Cash used in financing activities in fiscal 2017 primarily related to $150.0 million in repayments of long-term debt and $45.8 million of repurchases of our common shares under our share repurchase program.

Credit Facilities

On June 29, 2018, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) that amended our asset-based revolving credit facility with certain lenders, including JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers.

The Amended Credit Agreement extended the maturity date of the senior secured revolving credit facility to June 2023 (the “Amended Credit Facility”). The Amended Credit Facility provides for loans and letters of credit up to $350.0 million, subject to a borrowing base that is comprised of our eligible accounts receivable and inventory. The Amended Credit Facility includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150.0 million. The funds available under the Amended Credit Facility may be used for working capital and other general corporate purposes.

The Amended Credit Facility provides for interest on borrowings, at our option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Agreement is payable monthly, quarterly or at the end of the interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

All obligations under the Amended Credit Facility are unconditionally guaranteed by the Company and certain of its U.S. subsidiaries. The obligations under the Amended Credit Facility are secured by a first-priority security interest in inventory, accounts receivable and certain other assets of the Company and certain of its U.S. subsidiaries. The obligations of URBN Canada Retail, Inc. are secured by a first-priority security interest in its inventory, accounts receivable and certain other assets. The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and provisions relating to events of default.

As of January 31, 2019, we were in compliance with all terms of the Amended Credit Agreement and there were no borrowings under the Amended Credit Facility. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13.2 million at January 31, 2019.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2019, we had $70.9 million in outstanding trade letters of credit, and $59.1 million available for future trade letters of credit under these facilities.

Capital and Operating Expenditures

During fiscal 2020, we plan to construct and open approximately 24 new Company-owned retail locations, expand or relocate certain existing retail locations, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing, expand our fulfillment capabilities, invest in new products and markets, purchase inventory for our operating segments at levels appropriate to maintain our planned sales growth and repurchase common shares. We believe that our new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales growth. During fiscal 2020, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2020 to be approximately $260 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2020 capital expenditures are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 11, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2019:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,712,893	$294,527	$491,805	$367,906	$558,655
Purchase commitments (2)	511,410	507,988	3,422	—	—
Tax payable (3)	31,348	1,496	5,686	8,174	15,992
Construction contracts (4)	49,118	49,118	—	—	—
Total contractual obligations	$2,304,769	$853,129	$500,913	$376,080	$574,647

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 35 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 35 locations was approximately $4,198 for fiscal 2019. It is common for the lease agreements for our European locations to allow for the landlord to adjust the minimum rental due to the current market rates multiple times during the lease term. The table above includes our current contractual payments for these locations. Amounts noted above include commitments for 11 executed leases for new and relocated stores and fulfillment centers not opened as of January 31, 2019 as well as one ground lease with Waterloo Devon, LP, a related party. See Note 15, “Related Party Transactions,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this ground lease.

(2)

Includes merchandise commitments, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date, as well as commitments for products and services, including information technology contracts used in the normal course of business.

(3)

Represents one-time transition tax payable related to cash taxes payable in future years as a result of the Tax Act. For further information, refer to Note 9, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the above table are tax contingencies of $22,272 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $22,272 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2019.

(4)

Includes construction contracts with contractors that are fully satisfied upon the completion of construction, which is typically within 12 months. Construction contracts less than one year include $46,926 related to the fulfillment center in Indiana, Pennsylvania.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2019:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Trade letters of credit (1)	$70,850	$70,850	$—	$—	$—
Stand-by letters of credit (2)	13,243	13,243	—	—	—
Total commercial commitments	$84,093	$84,093	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.
(2)	Consists primarily of stand-by letters of credit for customs, construction and insurance.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2019, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Fiscal 2019 Quarter Ended (1)
	April 30, 2018	July 31, 2018	Oct. 31, 2018	Jan. 31, 2019
	(dollars in thousands, except per share data)
Net sales	$855,688	$992,454	$973,533	$1,128,948
Gross profit (2)	280,660	355,844	337,698	372,510
Net income (3)	41,260	92,809	77,520	86,414
Net income per common share—basic	0.38	0.85	0.71	0.81
Net income per common share—diluted	0.38	0.84	0.70	0.80
As a Percentage of Fiscal Year:
Net sales	22%	25%	24%	29%
Net income	14%	31%	26%	29%

	Fiscal 2018 Quarter Ended (1)
	April 30, 2017	July 31, 2017	Oct. 31, 2017	Jan. 31, 2018
	(dollars in thousands, except per share data)
Net sales	$761,190	$872,931	$892,774	$1,089,119
Gross profit (4)	239,780	297,343	297,746	340,638
Net income (5)	11,938	49,915	45,092	1,318
Net income per common share—basic	0.10	0.44	0.41	0.01
Net income per common share—diluted	0.10	0.44	0.41	0.01
As a Percentage of Fiscal Year:
Net sales	21%	24%	25%	30%
Net income	11%	46%	42%	1%

(1)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2)	Included in gross profit for the quarter ended January 31, 2019 were $3,544 of impairment charges related to four retail locations.
(3)

Included in net income for the quarter ended January 31, 2019 were $3,544 of impairment charges related to four retail locations, ($920) of the income tax impact of the impairment charges and an additional $1,197 in income tax expense to adjust the initial provisional estimates for the Tax Act in the provision for income taxes.

(4)	Included in gross profit for the quarter ended January 31, 2018 were $11,410 of impairment charges related to ten retail locations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the following types of market risks—fluctuations in the purchase price of merchandise, as well as other goods and services, the value of foreign currencies in relation to the U.S. dollar and changes in interest rates. Due to our inventory turnover rate and our historical ability to pass through the impact of any generalized changes in our cost of goods to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase the majority of our merchandise in U.S. dollars, including a majority of the goods for our stores located in Canada and a portion of the goods for our stores located in Europe.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2019 and 2018, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2019.

The effectiveness of internal control over financial reporting as of January 31, 2019 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 30 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2019, we enhanced our controls as part of our efforts to adopt an accounting standards update that amends the existing accounting standards for lease accounting. Our control enhancements related to monitoring the adoption process, gathering the necessary data to properly account for leases under the new standard and implementing new controls in our existing IT system to capture, calculate, and account for leases.

There were no other changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2019, and our report dated April 1, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	71	Chairman of the Board and Chief Executive Officer
Francis J. Conforti	43	Chief Financial Officer
Trish Donnelly	52	Chief Executive Officer, Urban Outfitters Group
Azeez Hayne	42	General Counsel and Corporate Secretary
Margaret A. Hayne (1)	60	Chief Executive Officer, Free People Brand; Chief Creative Officer, Urban Outfitters, Inc.; Director
Calvin Hollinger	54	Chief Operating Officer
Edward N. Antoian (2)	63	Director
Sukhinder Singh Cassidy (3)(4)	49	Director
Harry S. Cherken, Jr. (4)	69	Director
Scott Galloway (1)	54	Director
Robert L. Hanson (2)(3)	56	Director
Elizabeth A. Lambert (3)(4)	55	Director
Joel S. Lawson III (2)	71	Director
Wesley McDonald	56	Nominee for Director
Todd R. Morgenfeld	46	Nominee for Director

(1)	Member of the Innovation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation and Leadership Development Committee.
(4)	Member of the Nominating and Governance Committee.

Mr. R. Hayne co-founded Urban Outfitters in 1970. He has been Chairman of the Board of Directors since the Company’s incorporation in 1976 and, until February 2016, also served as the Company’s President. Mr. R. Hayne served as the Company’s principal executive officer until 2007 and again beginning in January 2012. Margaret A. Hayne, Chief Executive Officer of Free People, Chief Creative Officer of Urban Outfitters, Inc. and a director of the Company, is Mr. R. Hayne’s spouse. Mr. R. Hayne’s long tenure leading the Company as Chairman of the Board of Directors, his tenure as principal executive officer and his exceptional leadership skills make him uniquely qualified to serve as a director.

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

Ms. Hayne joined the Company in August 1982. She is a 43-year veteran of the retail and wholesale industry and has served as Chief Executive Officer of Free People since August 2016 and as Chief Creative Officer of Urban Outfitters, Inc. since November 2013. Ms. Hayne previously served as President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. As an employee of the Company for over 30 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

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

Mr. Antoian is a partner and Founder of Zeke Capital Advisors, a financial advisory firm. From 1997 until March 2019, Mr. Antoian was a partner and Senior Portfolio Manager at Chartwell Investment Partners. Prior to that, Mr. Antoian worked at Delaware Management Co. as a Senior Portfolio Manager and at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of a not-for-profit entity. Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

Ms. Singh Cassidy has served as President of StubHub and a Senior Vice President of eBay Inc since May 2018. StubHub is the leading global secondary marketplace for tickets and is wholly-owned by eBay. In addition, Ms. Singh Cassidy is chairman of theBoardlist, a premium talent marketplace she founded in 2015 that is aimed at connecting highly endorsed women leaders with board opportunities in the technology industry. Prior to theBoardlist, Ms. Singh Cassidy served as chairman of Joyus, a video commerce platform that she founded in 2011. Ms. Singh Cassidy served as chief executive officer of Joyus from January 2011 until February 2017. She has previously held various executive and managerial positions at companies including Google, Amazon, Polyvore, Inc., Accel Partners, Yodlee.com, News Corporation, and Merrill Lynch & Co., Inc. Ms. Singh Cassidy has served on the board of Trip Advisor, Inc., LM Ericsson Telephone Company, J. Crew Group, Inc., J. Hilburn, Inc., StitchFix, Inc. and Polyvore, Inc. As a consumer Internet and media executive, Ms. Singh Cassidy’s in-depth knowledge of the online media and advertising sectors, as well as her extensive executive, strategic and operational experience, bring a plethora of talent and expertise to the Board of Directors.

Mr. Cherken has been a partner of the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania since 1984, is a former managing partner of that firm and previously served as either Chair or Co-Chair of its Real Estate Group for 17 years. As a real estate lawyer with over 40 years’ experience representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation, and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities and academic institutions.

Mr. Galloway is a Clinical Professor of Marketing at NYU Stern School of Business, where he has taught since 2002. He currently teaches brand strategy and digital marketing. His teaching is rooted in years of experience as a marketing practitioner and entrepreneur. Mr. Galloway’s niche in the field is digital marketing, with his most influential contribution being the Digital IQ index, an assessment and ranking of luxury brands on the basis of mobile, social media and digital marketing. In 2010, he founded L2, a subscription business intelligence firm for luxury brands, and serves as chairman of its board. Mr. Galloway is also the founder of several other firms, including RedEnvelope Inc. and Prophet Brand Strategy, Inc. With respect to those firms, Mr. Galloway managed outside financing rounds, grew revenues and played an integral role in each entity’s ultimate sale. He also holds an MBA degree. Mr. Galloway’s years of experience as a marketing practitioner and entrepreneur lend valuable expertise to the Board of Directors.

Mr. Hanson is the Chief Executive Officer of John Hardy, an artisan, hand-crafted luxury jewelry brand, and has held that position since 2014. Mr. Hanson was the Executive Director and Chief Executive Officer of American Eagle Outfitters, Inc., a global, multi-brand specialty retailer, from 2012 to 2014. Before American Eagle Outfitters, Mr. Hanson held numerous positions at Levi Strauss & Co. from 1988 to 2012, culminating from 2010 to 2012 as the President of Levi Strauss & Co.’s North, Central and South American business. Since 2013, Mr. Hanson has served on the Board of Directors and Human Resources Committee of Constellation Brands, Inc., one of the world’s largest producers and marketers of beer, wine and spirits and, since 2018, has served on the Board of Directors and as a member of the Governance and Compensation Committee of Canopy Growth Corporation, the first cannabis company in North America to be publicly traded. Mr. Hanson’s experience as both a sitting and former chief executive officer of public companies, as well as his extensive knowledge and understanding of global operations and management, bring valuable insight to the Board of Directors.

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

Mr. McDonald serves on the Board of Directors of Wingstop Inc., which operates and franchises over 1,000 restaurants worldwide, a position he has held since 2016. Previously, he held the principal officer position of Chief Financial Officer of Kohl’s Corporation from 2015 to 2017, and prior thereto, he served as a Senior Executive Vice President, Chief Financial Officer of Kohl’s beginning in 2010. Before joining Kohl’s, Mr. McDonald served as Chief Financial Officer and Vice President of Abercrombie & Fitch Co. Earlier in his career, he held several positions of increasing responsibility at Target Corporation. Mr. McDonald’s experience as a chief financial officer and in other senior executive leadership roles working with publicly traded consumer products companies provides him with a distinctive set of qualifications and skills to serve as a director. The Board of Directors has proposed to include Mr. McDonald as a nominee to the Company’s Board of Directors in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders upon recommendation by the Nominating Committee and initial identification by Diversified Search, an outside search firm.

Mr. Morgenfeld is the Chief Financial Officer of Pinterest, Inc., a position he has held since 2016. Before joining Pinterest, Mr. Morgenfeld served as Vice President of Finance at Twitter from 2015 to 2016 and Treasurer and Senior Vice President of Corporate Development and Corporate Financial Analytics for Hewlett-Packard Company from 2013 to 2015. Prior to his role at Hewlett-Packard, Mr. Morgenfeld served as an investment partner at Silver Lake Partners from 2004 to 2013. Mr. Morgenfeld graduated from the United States Military Academy, where he graduated first in his class, and also holds an MBA degree. Mr. Morgenfeld has served as a director of a not-for-profit entity and as chairman of the board and member of the audit committee of a public company. His significant finance and consumer internet experience provides valuable expertise to the Board of Directors. The Board of Directors has proposed to include Mr. Morgenfeld as a nominee to the Company’s Board of Directors in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders upon recommendation by the Nominating Committee and initial identification by Diversified Search, an outside search firm.

Code of Conduct and Ethics

We have a written Code of Conduct and Ethics (the “Code”) that applies to our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code includes guidelines relating to compliance with laws, including anti-bribery and illegal payment laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of our confidential information, accepting gifts and business courtesies, accurate financial reporting and procedures for promoting compliance with, and reporting violations of, the Code. The Code is available on our website at www.urbn.com. We intend to post any amendments to the Code and also to disclose any waivers (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

10.1

Credit Agreement, dated June 29, 2018, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 10, 2018.

10.2

Amended and Restated U.S. Pledge and Security Agreement, dated June 29, 2018, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., and JPMorgan Chase Bank, N.A., in its capacity as administrative agent is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on September 10, 2018.

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

10.4+

Urban Outfitters 401(k) Savings Plan (formerly known as The Urban Outfitters, Inc. PROFIT SHARING FUND prior to July 1, 1999) is incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (file no. 033-69378) filed on November 3, 1993. (P)

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

10.22+	Form of 2017 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.23+	Form of 2017 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.24+	Form of 2017 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Compensatory plan
P	Paper filing

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2019	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 1, 2019

/ S / FRANCIS J. CONFORTI Francis J. Conforti (Principal Financial and Accounting Officer)	Chief Financial Officer	April 1, 2019

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2019

/ S / SUKHINDER SINGH CASSIDY Sukhinder Singh Cassidy	Director	April 1, 2019
/ S / HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	April 1, 2019

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2019

/ S / SCOTT GALLOWAY Scott Galloway	Director	April 1, 2019

/ S / ROBERT L. HANSON Robert L. Hanson	Director	April 1, 2019

/ S / ELIZABETH A. LAMBERT Elizabeth A. Lambert	Director	April 1, 2019

/ S / JOEL S. LAWSON III Joel S. Lawson III	Director	April 1, 2019

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

April 1, 2019

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$358,260	$282,220
Marketable securities	279,232	165,125
Accounts receivable, net of allowance for doubtful accounts of $1,499 and $1,326, respectively	80,461	76,962
Inventory	370,507	351,395
Prepaid expenses and other current assets	114,296	103,055
Total current assets	1,202,756	978,757
Property and equipment, net	796,029	813,768
Marketable securities	57,292	58,688
Deferred income taxes and other assets	104,438	101,567
Total Assets	$2,160,515	$1,952,780
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,414	$128,246
Accrued compensation and benefits	54,799	36,058
Accrued expenses and other current liabilities	187,431	195,910
Total current liabilities	386,644	360,214
Long-term debt	—	—
Deferred rent and other liabilities	284,773	291,663
Total Liabilities	671,417	651,877
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 105,642,283 and 108,248,568 shares issued and outstanding, respectively	11	11
Additional paid-in-capital	—	684
Retained earnings	1,516,190	1,310,859
Accumulated other comprehensive loss	(27,103)	(10,651)
Total Shareholders’ Equity	1,489,098	1,300,903
Total Liabilities and Shareholders’ Equity	$2,160,515	$1,952,780

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2019	2018	2017
Net sales	$3,950,623	$3,616,014	$3,545,794
Cost of sales	2,603,911	2,440,507	2,301,181
Gross profit	1,346,712	1,175,507	1,244,613
Selling, general and administrative expenses	965,399	915,615	906,086
Income from operations	381,313	259,892	338,527
Interest income	9,530	4,879	1,879
Other income	1,035	1,435	2,280
Other expenses	(6,325)	(4,840)	(4,587)
Income before income taxes	385,553	261,366	338,099
Income tax expense	87,550	153,103	119,979
Net income	$298,003	$108,263	$218,120
Net income per common share:
Basic	$2.75	$0.97	$1.87
Diluted	$2.72	$0.96	$1.86
Weighted-average common shares outstanding:
Basic	108,303,594	111,887,308	116,873,023
Diluted	109,706,007	112,367,924	117,291,117

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2019	2018	2017
Net income	$298,003	$108,263	$218,120
Other comprehensive (loss) income:
Foreign currency translation	(16,585)	23,672	(10,533)
Change in unrealized gains (losses) on marketable securities, net of tax	133	(254)	(85)
Total other comprehensive (loss) income	(16,452)	23,418	(10,618)
Comprehensive income	$281,551	$131,681	$207,502

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2016	117,321,120	$12	$—	$1,160,666	$(23,451)	$1,137,227
Comprehensive income	—	—	—	218,120	(10,618)	207,502
Share-based compensation	—	—	18,291	—	—	18,291
Share-based awards	293,130	—	4,096	—	—	4,096
Excess tax deficiencies from share-based awards	—	—	(6,193)	—	—	(6,193)
Share repurchases	(1,380,469)	—	(16,194)	(31,645)	—	(47,839)
Balances as of January 31, 2017	116,233,781	$12	$—	$1,347,141	$(34,069)	$1,313,084
Comprehensive income	—	—	—	108,263	23,418	131,681
Share-based compensation	—	—	14,517	—	—	14,517
Share-based awards	200,148	—	—	—	—	—
Cumulative effect of change in accounting pronouncement	—	—	1,607	(760)	—	847
Share repurchases	(8,185,361)	(1)	(15,440)	(143,785)	—	(159,226)
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	298,003	(16,452)	281,551
Share-based compensation	—	—	18,104	—	—	18,104
Share-based awards	1,147,896	—	13,618	—	—	13,618
Cumulative effect of change in accounting pronouncement (see Note 2)	—	—	—	6,564	—	6,564
Share repurchases	(3,754,181)	—	(32,406)	(99,236)	—	(131,642)
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$298,003	$108,263	$218,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,986	128,408	135,330
(Benefit) provision for deferred income taxes	(11,414)	8,329	(4,801)
Share-based compensation expense	18,104	14,517	18,291
Impairment	3,544	11,410	4,341
Loss on disposition of property and equipment, net	3,492	4,037	3,667
Changes in assets and liabilities:
Receivables	(4,012)	(21,744)	20,934
Inventory	(21,696)	(8,644)	(9,963)
Prepaid expenses and other assets	8,605	12,967	(10,359)
Payables, accrued expenses and other liabilities	34,012	45,516	39,692
Net cash provided by operating activities	446,624	303,059	415,252
Cash flows from investing activities:
Cash paid for property and equipment	(114,924)	(83,813)	(143,714)
Cash paid for marketable securities	(396,646)	(281,385)	(318,742)
Sales and maturities of marketable securities	267,072	243,818	243,159
Acquisition of business	—	—	(15,325)
Net cash used in investing activities	(244,498)	(121,380)	(234,622)
Cash flows from financing activities:
Repayments of long-term debt	—	—	(150,000)
Proceeds from the exercise of share-based awards	13,618	—	4,096
Share repurchases related to share repurchase program	(121,397)	(157,044)	(45,787)
Share repurchases related to taxes for share-based awards	(10,245)	(2,182)	(2,052)
Net cash used in financing activities	(118,024)	(159,226)	(193,743)
Effect of exchange rate changes on cash and cash equivalents	(8,062)	11,627	(4,023)
Increase (decrease) in cash and cash equivalents	76,040	34,080	(17,136)
Cash and cash equivalents at beginning of period	282,220	248,140	265,276
Cash and cash equivalents at end of period	$358,260	$282,220	$248,140
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$102,211	$83,986	$111,958
Non-cash investing activities—Accrued capital expenditures	$7,193	$10,144	$17,020

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail and wholesale business selling to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2019 and 2018, the Company operated 620 and 613 stores, respectively. Stores located in the United States totaled 522 as of January 31, 2019 and 520 as of January 31, 2018. Operations in Europe and Canada included 63 stores and 35 stores as of January 31, 2019, respectively, and 57 stores and 36 stores as of January 31, 2018, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel and home goods to approximately 2,200 department and specialty stores worldwide, digital businesses and to the Company’s Retail segment.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2019 ended on January 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2019 and 2018, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2019 and January 31, 2018 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive income (loss)” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2019, 2018 and 2017 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2019	$1,326	3,919	(3,746)	$1,499
Year ended January 31, 2018	$588	4,435	(3,697)	$1,326
Year ended January 31, 2017	$664	4,892	(4,968)	$588

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The majority of inventory at January 31, 2019 and 2018 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews the carrying values of its long-lived assets annually and periodically whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2019, we recorded impairment charges for four retail locations, totaling $3,544. During fiscal 2018, the Company recorded impairment charges for ten retail locations, totaling $11,410. During fiscal 2017, the Company recorded impairment charges for three retail locations, totaling $4,341. During the Company’s assessment of current and future performance, it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets. Impairment charges are included in “Cost of sales” in the Consolidated Statements of Income.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers and franchise partners. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize revenue for its single performance obligation at the point of sale or at the time of shipment, which is when transfer of control to the customer occurs. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card or gift card. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer with the most common being a net 30-day policy.

Food and Beverage: Revenue from restaurant sales and events is recognized upon completion of the service, when the Company satisfies its single performance obligation. Customer deposits may be received in advance for events and that represent a contract liability until the Company satisfies its performance obligation.

Franchise Fees: Revenue from franchise operations primarily relates to merchandise sales to franchisees and royalty fees. Merchandise sales to franchisees are discussed above under Merchandise. Royalty fees are based upon a percentage of franchisee net sales to third party customers and are recognized when such sales occur.

Gift Cards: The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. At the time of issuance, the Company has an open performance obligation for the future delivery of promised goods or services. The liability remains outstanding until the card is redeemed by the customer, at which time the Company recognizes revenue. Over time, a portion of the outstanding gift cards will not be redeemed by the customer which we refer to as “breakage”. Revenue is recognized from breakage over time in proportion to gift card redemptions. Judgment is used in determining the amount of breakage revenue to be recognized and is based on historical gift card redemption patterns. Gift card breakage revenue is included in net sales and is not material. The Company’s gift cards do not expire.

Customer Loyalty Programs: The Company maintains a customer loyalty program under the Urban Outfitters brand. Under this program, customers can earn and accumulate points that convert to a reward coupon upon reaching the specified point threshold. Reward coupons expire 60 days after issuance. Outstanding reward coupons and points earned through sale activity represent a performance obligation. Revenue is deferred in an amount equal to the standalone selling price, taking into account expected future redemptions, and recognized at the earlier of redemption or expiration. Judgment is used in determining the expected future redemption rates. The redemption and expiration of reward coupons are included in net sales. There are no material accounting policies related to the AnthroPerks customer loyalty program outside of the Company’s general revenue recognition practices.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. Beginning February 1, 2018, with the adoption of the accounting standards update for revenue from contracts with customers, costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2019, 2018 and 2017, the sales return reserve was $51,990, $28,902 and $24,882, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes expenses such as direct selling and selling supervisory expenses; marketing expenses; various corporate expenses such as information systems, finance, loss prevention, talent acquisition, home office and executive management expenses; share-based compensation expense; and other associated general expenses.

Shipping and Handling Revenues and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,466 and $2,491 as of January 31, 2019, and 2018, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $143,332, $134,632 and $127,159 for fiscal 2019, 2018 and 2017, respectively. In addition, the Company incurred web creative expenses of $41,334, $37,099 and $31,237 for fiscal 2019, 2018 and 2017, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2019, 2018 and 2017, capitalized costs related to internally generated internal-use software were not material.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $26,925 and $10,340 as of January 31, 2019 and January 31, 2018, respectively, and unrealized losses, net of tax, on marketable securities of $178 and $311 as of January 31, 2019 and January 31, 2018, respectively. The tax effect of the unrealized gains (losses) on marketable securities recorded in comprehensive loss was $105, ($137) and ($28) during fiscal 2019, 2018 and 2017, respectively. Gross realized gains and losses are included in “Other income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2019, 2018 and 2017 were not material.

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

Recent Accounting Pronouncements

Recently Adopted

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that amends the existing guidance on the income tax effects of intra-entity asset transfers with the exception of transfers of inventory. The update requires the recognition of tax expense when an intra-entity asset transfer occurs as opposed to being deferred under the existing guidance. The Company adopted the new guidance on February 1, 2018 using the modified retrospective approach. The net cumulative effect of this change was $4,496 and was recognized as a decrease to retained earnings as of February 1, 2018.

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

Recently Issued

In June 2016, the FASB issued an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes loan commitments, accounts receivable, trade receivables and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The update will be effective for the Company on February 1, 2020, and early adoption is permitted. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued an accounting standards update that amends the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. The update became effective for the Company on February 1, 2019. The update allows for a modified retrospective transition approach applied either as of the earliest period presented in the financial statements or as of the beginning of the period of adoption. The Company decided to adopt this update using a modified retrospective approach at the beginning of the period of adoption. The update includes a number of practical expedients, of which the Company decided to elect the “package of three” and will not reassess expired or existing leases as of the effective date. The Company also decided to elect the practical expedient to not separate non-lease components from lease components. Adoption on February 1, 2019 will result in the recognition of approximately $1.3 billion of lease liabilities based on the present value of the remaining minimum rental payments using discount rates as of the effective date. Corresponding right-of-use assets of approximately $1.2 billion will be recognized, with the offsetting balance representing a reduction in the previously recognized deferred rent balance. Adoption will not result in a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to Wholesale segment customers and franchisees. For the year ended January 31, 2019, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $76,962 and $80,461, respectively. For the year ended January 31, 2018, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $54,505 and $76,962, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2019, the opening and closing balance of contract liabilities was $56,637 and $49,747, respectively. For the year ended January 31, 2018, the opening and closing balance of contract liabilities was $59,013 and $56,637, respectively. Contract liabilities are included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. During the year ended January 31, 2019, the Company recognized $30,265 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 16, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2019 and 2018 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2019
Short-term Investments:
Corporate bonds	$227,287	$24	$(214)	$227,097
Municipal and pre-refunded municipal bonds	43,677	15	(18)	43,674
Federal government agencies	1,458	—	—	1,458
Certificate of deposit	1,050	—	—	1,050
Commercial paper	2,979	—	—	2,979
Treasury bills	2,975	—	(1)	2,974
	279,426	39	(233)	279,232
Long-term Investments:
Corporate bonds	34,265	34	(63)	34,236
Municipal and pre-refunded municipal bonds	7,554	7	(3)	7,558
Federal government agencies	6,603	2	(1)	6,604
Mutual funds, held in rabbi trust	6,301	450	—	6,751
Certificates of deposit	2,143	—	—	2,143
	56,866	493	(67)	57,292
	$336,292	$532	$(300)	$336,524

As of January 31, 2018
Short-term Investments:
Corporate bonds	$111,612	$—	$(184)	$111,428
Municipal and pre-refunded municipal bonds	52,474	11	(39)	52,446
Certificates of deposit	1,251	—	—	1,251
	165,337	11	(223)	165,125
Long-term Investments:
Corporate bonds	39,853	—	(228)	39,625
Municipal and pre-refunded municipal bonds	9,873	8	(24)	9,857
Mutual funds, held in rabbi trust	5,973	274	(10)	6,237
Certificates of deposit	2,969	—	—	2,969
	58,668	282	(262)	58,688
	$224,005	$293	$(485)	$223,813

Proceeds from the sales and maturities of available-for-sale securities were $267,072, $243,818 and $243,159 in fiscal 2019, 2018 and 2017, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, net realized losses of $22, $35 and $83 during fiscal 2019, 2018 and 2017, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $1,695, $2,588 and $2,200 for fiscal 2019, 2018 and 2017, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2019 and 2018, respectively.

	January 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$177,932	$(160)	$38,201	$(117)	$216,133	$(277)
Municipal and pre-refunded municipal bonds	20,732	(13)	4,907	(8)	25,639	(21)
Federal government agencies	3,315	(1)	—	—	3,315	(1)
Treasury bills	2,974	(1)	—	—	2,974	(1)
Total	$204,953	$(175)	$43,108	$(125)	$248,061	$(300)

	January 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$151,053	$(412)	$—	$—	$151,053	$(412)
Municipal and pre-refunded municipal bonds	39,671	(63)	—	—	39,671	(63)
Mutual funds, held in rabbi trust	474	(10)	—	—	474	(10)
Total	$191,198	$(485)	$—	$—	$191,198	$(485)

As of January 31, 2019 and 2018, there were a total of 362 and 336 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$261,333	$—	$—	$261,333
Municipal and pre-refunded municipal bonds	—	51,232	—	51,232
Federal government agencies	8,062	—	—	8,062
Mutual funds, held in rabbi trust	6,751	—	—	6,751
Certificates of deposit	—	3,193	—	3,193
Commercial paper		2,979	—	2,979
Treasury bills	2,974	—	—	2,974
	$279,120	$57,404	$—	$336,524

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2019 and January 31, 2018.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2019 and 2018, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2019, 2018 and 2017, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. These assets were written down to a fair value resulting in impairment charges of $3,544, $11,410 and $4,341 in fiscal 2019, 2018 and 2017, respectively.

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2019	2018
Land	$27,083	$21,310
Buildings	347,468	305,883
Furniture and fixtures	438,163	439,729
Leasehold improvements	922,884	921,629
Other operating equipment	323,298	300,304
Construction-in-progress	22,163	34,913
	2,081,059	2,023,768
Accumulated depreciation	(1,285,030)	(1,210,000)
Total	$796,029	$813,768

Depreciation expense for property and equipment in fiscal 2019, 2018 and 2017 was $116,291, $125,820 and $133,130, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2019	2018
Sales return reserves (1)	$51,990	$28,902
Gift cards and merchandise credits	42,480	56,210
Accrued sales and VAT taxes	15,987	19,193
Accrued rents, estimated property taxes and other property expenses	14,072	16,487
Federal, state and foreign income taxes	11,189	16,403
Accrued construction	7,171	10,353
Other current liabilities	44,542	48,362
Total	$187,431	$195,910
(1)	Refer to Note 2, “Summary of Significant Accounting Policies”, for the change in accounting for the sales return reserve resulting from an accounting standards update.

8. Debt

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

As of January 31, 2019, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,243.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2019, the Company had outstanding trade letters of credit of $70,850, and available trade letters of credit of $59,150 under these facilities.

9. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changed existing U.S. tax law that affected fiscal 2019 and 2018, by, among other things: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; (iii) implementing bonus depreciation that will allow for full expensing of qualified property; (iv) generally eliminating U.S. federal income taxes on certain dividends from foreign subsidiaries; (v) creating the base erosion anti-abuse tax, a new minimum tax; (vi) creating a new limitation on deductible interest expense; and (vii) creating the global intangibles low-tax income

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(“GILTI”) inclusions. The Tax Act reduced the federal corporate tax rate to 21% as of January 1, 2018. Due to Section 15 of the Internal Revenue Code of 1986, as amended, the Company had a blended corporate tax rate of 33.8% for fiscal 2018. The Company’s federal corporate tax rate was 21% for fiscal 2019.

In fiscal 2018, the Company recorded provisional estimates for U.S. tax reform in its provision for income taxes, which amounted to an expense of $64,705. Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed registrants to record provisional estimates for U.S. tax reform during a measurement period not to exceed one year from the enactment date, December 22, 2017. In fiscal 2019, the Company recorded an additional net $1,197 tax expense to adjust its initial provisional estimates for U.S. tax reform in its provision for income taxes.

Reduction of U.S. Federal Corporate Tax Rate

The Tax Act reduced the U.S. corporate tax rate to 21%, effective January 1, 2018. For certain of the Company’s U.S. deferred tax assets and liabilities, the Company recorded an adjustment in December 2018 to adjust its initial provisional estimate for the impact of the reduction in its U.S. corporation rate. The adjustment was specifically related to changes to certain deferred tax assets and liabilities upon filing of the Company’s 2017 tax return, which impacted the Company’s initial estimate of the revaluation of these deferred tax assets and liabilities as a result of the reduced corporate tax rate.

Deemed Repatriation Transition Tax

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company recorded an adjustment in December 2018 to adjust its initial provisional estimate for the Transition Tax. The adjustment was specifically related to changes in estimates for previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries, and the associated foreign tax credits.

Global Intangibles Low-tax Income

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC-tested income over the net deemed tangible income return, which is currently defined as the excess of (i) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over, (ii) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (i.e., the period cost method).

While management has completed its analysis within the applicable measurement period, pursuant to SAB No. 118, the Company is accounting for the tax impact of the Tax Act based on an interpretation of existing statutory law, including guidance issued by the U.S. Treasury and the U.S. Internal Revenue Service (the “IRS”). During the second half of fiscal 2019, the U.S. Treasury and the IRS issued certain proposed regulations addressing new provisions such as GILTI, Base Erosion and Anti-abuse Tax, Foreign Tax Credit and the Anti-hybrid Regulations. While there can be no assurances as to the effect of any final regulations on the Company’s income tax provision, management will continue to evaluate the impact as any regulations issued become final.

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Domestic	$336,823	$208,787	$297,347
Foreign	48,730	52,579	40,752
	$385,553	$261,366	$338,099

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Current:
Federal	$71,520	$124,988	$103,951
State	18,088	10,772	15,130
Foreign	9,356	9,014	5,699
	$98,964	$144,774	$124,780
Deferred:
Federal	$(6,818)	$10,270	$(5,765)
State	965	(1,914)	1,029
Foreign	(5,561)	(27)	(65)
	(11,414)	8,329	(4,801)
	$87,550	$153,103	$119,979

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2019	2018	2017
Expected provision at statutory U.S. federal tax rate	21.0%	33.8%	35.0%
State and local income taxes, net of federal tax benefit	3.9	2.3	3.1
Foreign taxes	(1.5)	(3.4)	(2.9)
Net impact of U.S. tax reform	0.3	24.7	—
Other	(1.0)	1.2	0.3
Effective tax rate	22.7%	58.6%	35.5%

The significant components of deferred tax assets and liabilities as of January 31, 2019 and 2018 are as follows:

	January 31,
	2019	2018
Deferred tax liabilities:
Prepaid expense	$(1,729)	$(2,358)
Depreciation	(39,303)	(38,662)
Other temporary differences	(1,258)	(1,017)
Gross deferred tax liabilities	(42,290)	(42,037)
Deferred tax assets:
Deferred rent	52,409	54,958
Inventory	10,579	9,726
Accounts receivable	2,198	1,240
Net operating loss carryforwards	1,945	2,364
Tax uncertainties	953	1,033
Accrued salaries and benefits	20,216	14,437
Income tax credits	4,659	5,399
Other temporary differences	6,119	8,533
Gross deferred tax assets, before valuation allowances	99,078	97,690
Valuation allowances	(3,906)	(9,451)
Net deferred tax assets	$52,882	$46,202

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2019 and 2018, respectively, $22,885 and $19,061 were attributable to U.S. federal, $15,079 and $16,848 were attributed to state jurisdictions and $14,918 and $10,293 were attributed to foreign jurisdictions.

As of January 31, 2019, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $471 that expire from 2019 through 2029 and approximately $5,689 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $7,641 that expire from 2021 through 2038 and

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

approximately $2,866 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $5,954 that expire from 2021 through 2031. As of January 31, 2019, the Company had a full valuation allowance for certain foreign net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

As of January 31, 2019, approximately $224,876 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. Additionally, the Company has cumulative undistributed earnings of $352,076 that were subject to the one-time deemed repatriation transition tax required by the Tax Act. The Company continues to believe that certain foreign earnings are indefinitely reinvested; however, as the Company continues to evaluate the impacts of the Tax Act, the Company may change this assertion in a future period. Since under the Tax Act there will be no additional federal income taxes when these amounts are repatriated, and the relevant foreign jurisdictions do not impose a withholding tax on dividends, the Company would only be subject to state income tax on these earnings. A change in this assertion in a future period would not have a material impact on the Company’s financial statements.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2019	2018	2017
Balance at the beginning of the period	$4,546	$5,798	$7,838
Increases in tax positions for prior years	18,077	45	21
Decreases in tax positions for prior years	(921)	(511)	(725)
Increases in tax positions for current year	196	128	187
Settlements	—	—	(590)
Lapse in statute of limitations	(492)	(914)	(933)
Balance at the end of the period	$21,406	$4,546	$5,798

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $21,319 and $4,127 as of January 31, 2019 and 2018, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2019, 2018 and 2017, the Company recognized expense/(benefit) of $449, ($209) and ($218), respectively, related to interest and penalties. The Company accrued $822 and $568 for the payment of interest and penalties as of January 31, 2019 and 2018, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In November 2017, the Company received notification that the Company’s U.S. income tax return for the period ended January 31, 2016 was selected for examination. The Company is also under audit in certain foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2009 to 2018. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $3,083.

10. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2019, there were 9,813,500 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2019, there were 4,238,213 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

During fiscal 2019 and 2018, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures. During fiscal 2017, based on the Company’s historical experience, it assumed an annualized forfeiture rate of 5% for its unvested share-based awards granted during the respective years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2019, 2018 and 2017 was as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Stock Options	$1,854	$897	$1,002
Stock Appreciation Rights	4	142	240
Performance Stock Units (1)	2,463	3,562	12,349
Restricted Stock Units	13,783	9,916	4,700
Total	$18,104	$14,517	$18,291

(1)

Includes: (i) the reversal of $4,213 of previously recognized compensation expense in fiscal 2019, related to 313,077 PSU’s that will not vest as the achievement of the related performance target is not probable; (ii) the reversal of $11,515 of previously recognized compensation expense in fiscal 2018, related to 871,779 PSU’s that will not vest as the achievement of the related performance target is not probable; and (iii) the reversal of $7,908 of previously recognized compensation expense in fiscal 2017, related to 505,510 PSU’s that will not vest as the achievement of the related performance target is not probable.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2019, 2018 and 2017 was $4,465, $5,438 and $7,132, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2019, 2018 and 2017 was $8,309, $1,753 and $2,272, respectively.

Stock Options

The Company may grant stock options that generally vest over a period of one year. Stock options become exercisable over the vesting period in installments determined by the Company, which can vary depending upon each individual grant. Stock options granted to non-employee directors generally vest over a period of one year.

A Black-Scholes model was used to estimate the fair value of stock options granted in the fiscal year ended January 31, 2019. A Monte Carlo simulation was used to estimate the fair value of stock options granted in fiscal years ended January 31, 2018 and 2017. A different model was used to value fiscal 2019 grants due to changes in grant provisions under the 2017 Plan. Both models use assumptions including the risk-free rate of interest, expected volatility of the Company’s stock price and expected life of the awards. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the award is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. The expected volatility is based on a weighted-average of the implied volatility and the Company’s most recent historical volatility. The following weighted-average assumptions were used in the models to estimate the fair value of stock options at the date of grant:

	Fiscal Year Ended January 31,
	2019	2018	2017
Expected life, in years	5.4	3.4	3.4
Risk-free interest rate	2.8%	1.6%	0.9%
Volatility	35.6%	40.2%	34.2%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	900,000	$32.01	3.4	$3,933
Granted	140,000	46.42
Exercised	(430,000)	31.67
Forfeited or Expired	—	—
Awards outstanding at end of year	610,000	35.55	3.9	$2,007
Awards outstanding fully vested and expected to vest	610,000	35.55	3.9	$2,007
Awards exercisable at end of year	470,000	$32.31	3.2	$2,007

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes other information related to stock options during the years ended January 31, 2019, 2018 and 2017:

	Fiscal Year Ended January 31,
	2019	2018	2017
Weighted-average grant date fair value—per share	$17.12	$5.37	$7.31
Intrinsic value of awards exercised	$4,369	$—	$1,566
Net cash proceeds from the exercise of stock options	$13,618	$—	$4,096

Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2019, was $821, which is expected to be recognized over the weighted-average period of 0.3 year.

Stock Appreciation Rights

The Company may grant SAR’s that generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. There were no SAR’s granted during the fiscal years ended January 31, 2019, 2018 and 2017.

The following table summarizes the Company’s SAR activity for the fiscal year ended January 31, 2019:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	214,975	$32.69	1.6	$493
Granted	—	—
Exercised	(197,600)	32.45
Forfeited or Expired	(7,375)	32.80
Awards outstanding at end of year	10,000	37.34	1.7	$—
Awards outstanding fully vested and expected to vest	10,000	37.34	1.7	$—
Awards exercisable at end of year	10,000	$37.34	1.7	$—

The following table summarizes other information related to SAR’s during the years ended January 31, 2019, 2018 and 2017:

	Fiscal Year Ended January 31,
	2019	2018	2017
Intrinsic value of awards exercised	$1,451	$5	$566

There were no unrecognized compensation costs of SAR’s granted, but not yet vested, as of January 31, 2019.

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s are determined using a Monte Carlo simulation. This model uses assumptions including the risk free interest rate, expected volatility of the Company’s stock price and expected life of the awards. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to five-year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2019:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	2,667,261	$21.84
Granted	100,000	34.76
Vested	(468,525)	22.45
Forfeited	(943,109)	22.08
Non-vested awards outstanding at end of year	1,355,627	$22.45

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2019, 2018 and 2017 was $34.76, $23.38 and $27.30, per share, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2019 was $5,137, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. RSU’s typically vest over a two to five-year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2019:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	1,091,500	$26.92
Granted	571,500	36.55
Vested	(214,166)	26.86
Forfeited	(70,000)	29.14
Non-vested awards outstanding at end of year	1,378,834	$30.82

The weighted-average grant date fair value of RSU’s awarded during the fiscal year ended January 31, 2019, 2018 and 2017 was $36.55, $26.01 and $28.10, per share, respectively. The aggregate grant date fair value of RSU’s vested during the fiscal year ended January 31, 2019 was $26.86. No RSU’s vested during the fiscal years ended January 31, 2018 and 2017. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2019, was $19,283, which is expected to be recognized over a weighted-average period of 2.1 years.

11. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2019	2018
Number of common shares repurchased and subsequently retired	3,500,000	8,092,906
Total cost	$121,397	$157,044
Average cost per share, including commissions	$34.68	$19.41

On February 23, 2015, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased by the end of August 2017. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program, of which 14,402,153 common shares were remaining as of January 31, 2019.

Subsequent to January 31, 2019, the Company repurchased and subsequently retired a total of 2,430,827 common shares for approximately $71,242, at an average price of $29.31 per share, including commissions.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2019 and 2018, the Company acquired and subsequently retired 254,181 and 92,455 common shares at a total cost of $10,245 and $2,182, respectively, from employees to meet minimum statutory tax withholding requirements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

12. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2019 and 2018, respectively:

	Fiscal Year Ended January 31, 2019
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(10,340)	$(311)	$(10,651)
Other comprehensive income (loss) before reclassifications	(16,585)	155	(16,430)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(22)	(22)
Net current-period total other comprehensive income (loss)	(16,585)	133	(16,452)
Ending Balance	$(26,925)	$(178)	$(27,103)

	Fiscal Year Ended January 31, 2018
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(34,012)	$(57)	$(34,069)
Other comprehensive income (loss) before reclassifications	23,672	(219)	23,453
Amounts reclassified from accumulated other comprehensive income (loss)	—	(35)	(35)
Net current-period total other comprehensive income (loss)	23,672	(254)	23,418
Ending Balance	$(10,340)	$(311)	$(10,651)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

13. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2019	2018	2017
Basic weighted-average common shares outstanding	108,303,594	111,887,308	116,873,023
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	1,402,413	480,616	418,094
Diluted weighted-average shares outstanding	109,706,007	112,367,924	117,291,117

For the fiscal years ended January 31, 2019, 2018 and 2017, awards to purchase 281,875 common shares ranging in price from $35.85 to $46.42, awards to purchase 906,294 common shares ranging in price from $25.60 to $46.02 and awards to purchase 812,957 common shares ranging in price from $28.10 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2019 and 2018, 1,175,655 and 2,509,536 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

14. Commitments and Contingencies

Leases

The Company leases its stores, certain fulfillment and distribution centers, and offices under non-cancelable operating leases. The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year:

Fiscal Year
2020	$294,527
2021	263,209
2022	228,596
2023	200,776
2024	167,130
Thereafter	558,655
Total minimum lease payments	$1,712,893

Amounts noted above include commitments for 11 executed leases for stores and fulfillment centers not opened as of January 31, 2019 as well as one ground lease with Waterloo Devon, LP, a related party (See Note 15, “Related Party Transactions”). The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:

	Fiscal Year Ended January 31,
	2019	2018	2017
Minimum and percentage rentals	$277,358	$269,107	$260,421
Contingent rentals	651	694	2,244
Total	$278,009	$269,801	$262,665

Purchase Commitments

As of January 31, 2019, the Company also has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $511,410. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2019, the Company also has commitments related to contracts with construction contractors, fully satisfied upon the completion of construction, which is typically within 12 months, of $49,118.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. Beginning January 1, 2019, the Company now makes matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution. Prior to January 1, 2019, the Company made matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $3,549, $2,602 and $2,455 for fiscal years 2019, 2018 and 2017, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $46, $52 and $84 during fiscal years 2019, 2018 and 2017, respectively. The NQDC obligation was $6,751 and $6,237 as of January 31, 2019 and 2018, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $6,751 and $6,237 as of January 31, 2019 and 2018, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

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

15. Related Party Transactions

Drinker Biddle & Reath LLP (“DBR”), a law firm, provided general legal services to the Company. Fees paid to DBR during fiscal 2019, 2018 and 2017 were $1,052, $2,652 and $2,420, respectively. Harry S. Cherken, Jr., a director of the Company, is a partner at DBR. Amounts due to DBR as of January 31, 2019 and 2018 were approximately $169 and $87, respectively.

The McDevitt Company, a real estate company, acted as a broker in substantially all of the Company’s new real estate transactions during fiscal 2019, 2018 and 2017 in the United States. The Company has not paid any compensation to The McDevitt Company, but the Company has been advised that The McDevitt Company has received commissions from other parties to such transactions. Wade L. McDevitt is the brother-in-law of Scott Belair, one of the Company’s former directors, and is the president and the sole shareholder of The McDevitt Company. Mr. McDevitt’s wife, Wendy McDevitt, is an employee of the Company. In addition, Mr. McDevitt owns McDevitt Corporation Limited, a United Kingdom entity, and McDevitt Netherlands BV, a Dutch entity. During fiscal 2019, 2018 and 2017, the Company paid real estate commissions of $187, $249 and $157, respectively, to West Street Consultancy Limited, a United Kingdom entity owned by an employee of McDevitt Corporation Limited. The Company also paid commissions of $44, $735 and $144 during fiscal 2019, 2018 and 2017, respectively, to McDevitt Netherlands BV. The Company has been advised that West Street Consultancy Limited has entered into an arrangement to share a portion of its commissions with McDevitt Corporation Limited.

On September 20, 2016, the Company, through its wholly-owned subsidiary, Anthropologie, Inc., entered into a ground lease (the “Lease”) with Waterloo Devon, L.P. (the “Landlord”). Wade L. McDevitt was a minority owner of the Landlord and its general partner. Pursuant to the Lease, the Company rented approximately 6 acres located in Devon, Pennsylvania to develop a lifestyle center, which includes an expanded format Anthropologie store, a Terrain store, several restaurant concepts under the Food and Beverage division, and a boutique event space. The Lease, which commenced on June 14, 2017, has an initial term of 40 years with two options to extend, each for an additional ten-year term. The initial rental rate is $1,087 per year, and rent increases 10% every five years during the initial term. The aggregate amount of rental payments payable under the initial term of the Lease is approximately $62,135. Real estate taxes, insurance, construction costs and other third-party expenses will also be paid by the Company. If the Company exercises its option to extend the Lease, rental payments during such extension term will be 90% of the market rental rate. During fiscal 2019 and 2018, the Company made payments of $1,088 and $776, respectively, to the Landlord. An independent committee of the Board of Directors retained a national commercial real estate services firm to provide an appraisal of the initial market rental value of a portion of the property, which confirmed that the proposed initial rental rate per acre was consistent with market rates. The Lease and appraisal were reviewed by a committee of disinterested members of the Company’s Board of Directors and the Lease was approved by this committee and by the Company’s Board of Directors.

16. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates two reportable segments—“Retail” and “Wholesale.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of January 31, 2019, there were 245 Urban Outfitters stores, 227 Anthropologie Group stores, 135 Free People stores, 13 restaurants under the Food and Beverage division, four Urban Outfitters franchisee-owned stores and one Free People franchisee-owned store. Each of, Urban Outfitters, the Anthropologie Group and Free People, including their Company-owned and franchisee-owned stores and digital channels, and the restaurants operated under the Company’s Food and Beverage division, are considered an operating segment. Net sales from the Retail segment accounted for approximately 91.2%, 91.3% and 91.9% of total consolidated net sales for fiscal 2019, 2018 and 2017, respectively. The remaining net sales are derived from the Company’s Wholesale segment, which consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,200 department and specialty stores worldwide, digital businesses and the Company’s Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods, including gifts, tabletop and textiles, under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Anthropologie wholesale division was established in fiscal 2018 and the Urban Outfitters wholesale division was established in fiscal 2019.

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

Other assets are comprised primarily of general corporate assets, which principally consist of cash and cash equivalents, marketable securities, deferred taxes and prepaid expenses, and are typically not allocated to the Company’s segments. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases.

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or digital channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Digital orders are primarily shipped to the Company’s customers through its fulfillment centers, but may also be shipped from any store, or a combination of fulfillment centers and stores depending on the availability of a particular item. In addition, customers can pick up digital orders and return certain merchandise purchased through digital channels at retail locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. The Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of its performance.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” Both the Retail and Wholesale segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2019	2018	2017
Net sales
Retail operations	$3,604,170	$3,299,714	$3,256,890
Wholesale operations	357,363	327,539	298,566
Intersegment elimination	(10,910)	(11,239)	(9,662)
Total net sales	$3,950,623	$3,616,014	$3,545,794
Income from operations
Retail operations	$353,600	$233,844	$325,666
Wholesale operations	68,516	71,877	58,169
Intersegment elimination	399	151	(614)
Total segment operating income	422,515	305,872	383,221
General corporate expenses	(41,202)	(45,980)	(44,694)
Total income from operations	$381,313	$259,892	$338,527
Depreciation expense for property and equipment
Retail operations	$115,646	$124,935	$132,150
Wholesale operations	645	885	980
Total depreciation expense for property and equipment	$116,291	$125,820	$133,130
Inventory
Retail operations	$328,783	$300,493
Wholesale operations	41,724	50,902
Total inventory	$370,507	$351,395
Property and equipment, net
Retail operations	$793,640	$811,128
Wholesale operations	2,389	2,640
Total property and equipment, net	$796,029	$813,768
Cash paid for property and equipment
Retail operations	$114,324	$83,768	$142,872
Wholesale operations	600	45	842
Total cash paid for property and equipment	$114,924	$83,813	$143,714

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Fiscal Year
	2019	2018	2017
Net sales
Apparel (1)	2,636,170	2,402,173	2,336,820
Home (2)	605,405	581,874	578,369
Accessories (3)	498,824	439,952	457,648
Other (4)	210,224	192,015	172,957
Total net sales	3,950,623	3,616,014	3,545,794

As a percentage of net sales
Apparel (1)	67%	67%	66%
Home (2)	15%	16%	16%
Accessories (3)	13%	12%	13%
Other (4)	5%	5%	5%
Total net sales	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2019	2018	2017
Net Sales
Domestic operations	$3,449,913	$3,163,074	$3,114,014
Foreign operations	500,710	452,940	431,780
Total net sales	$3,950,623	$3,616,014	$3,545,794
Property and equipment, net
Domestic operations	$723,400	$720,890
Foreign operations	72,629	92,878
Total property and equipment, net	$796,029	$813,768

17. Acquisition

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