Form 10-Q
period 2019-04-30
URBAN OUTFITTERS INC
filed 2019-06-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-22754

Urban Outfitters, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5000 South Broad Street, Philadelphia, PA	19112-1495
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 454-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.0001 per share	URBN	NASDAQ Global Select Market

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

Common shares, $0.0001 par value—97,965,012 shares outstanding on June 4, 2019.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$291,199	$358,260	$313,713
Marketable securities	229,163	279,232	166,367
Accounts receivable, net of allowance for doubtful accounts of $892, $1,499 and $1,895, respectively	88,390	80,461	88,936
Inventory	408,362	370,507	404,617
Prepaid expenses and other current assets	122,183	114,296	123,505
Total current assets	1,139,297	1,202,756	1,097,138
Property and equipment, net	829,072	796,029	819,725
Operating lease right-of-use assets	1,088,290	—	—
Marketable securities	93,894	57,292	35,079
Deferred income taxes and other assets	101,267	104,438	99,273
Total Assets	$3,251,820	$2,160,515	$2,051,215
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,258	$144,414	$158,870
Current portion of operating lease liabilities	214,443	—	—
Accrued expenses, accrued compensation and other current liabilities	259,478	242,230	256,221
Total current liabilities	648,179	386,644	415,091
Non-current portion of operating lease liabilities	1,092,180	—	—
Deferred rent and other liabilities	63,490	284,773	289,709
Total Liabilities	1,803,849	671,417	704,800
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 103,599,364, 105,642,283 and 108,670,688 shares issued and outstanding, respectively	10	11	11
Additional paid-in-capital	—	—	6,434
Retained earnings	1,478,678	1,516,190	1,358,683
Accumulated other comprehensive loss	(30,717)	(27,103)	(18,713)
Total Shareholders’ Equity	1,447,971	1,489,098	1,346,415
Total Liabilities and Shareholders’ Equity	$3,251,820	$2,160,515	$2,051,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2019	2018
Net sales	$864,413	$855,688
Cost of sales	595,357	575,028
Gross profit	269,056	280,660
Selling, general and administrative expenses	229,036	226,764
Income from operations	40,020	53,896
Other income, net	2,680	80
Income before income taxes	42,700	53,976
Income tax expense	10,115	12,716
Net income	$32,585	$41,260
Net income per common share:
Basic	$0.31	$0.38
Diluted	$0.31	$0.38
Weighted-average common shares outstanding:
Basic	104,437,460	108,490,926
Diluted	105,340,148	109,743,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2019	2018
Net income	$32,585	$41,260
Other comprehensive loss:
Foreign currency translation	(3,800)	(7,969)
Change in unrealized gains (losses) on marketable securities, net of tax	186	(93)
Total other comprehensive loss	(3,614)	(8,062)
Comprehensive income	$28,971	$33,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	32,585	(3,614)	28,971
Share-based compensation	—	—	5,553	—	—	5,553
Share-based awards	563,989	—	974	—	—	974
Share repurchases	(2,606,908)	(1)	(6,527)	(70,097)	—	(76,625)
Balances as of April 30, 2019	103,599,364	$10	$—	$1,478,678	$(30,717)	$1,447,971

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	41,260	(8,062)	33,198
Share-based compensation	—	—	5,524	—	—	5,524
Share-based awards	560,430	—	5,273	—	—	5,273
Cumulative effect of change in accounting pronouncements	—	—	—	6,564	—	6,564
Share repurchases	(138,310)	—	(5,047)	—	—	(5,047)
Balances as of April 30, 2018	108,670,688	$11	$6,434	$1,358,683	$(18,713)	$1,346,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	April 30,
	2019	2018
Cash flows from operating activities:
Net income	$32,585	$41,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,809	30,464
ROU asset amortization	46,626	—
Provision (benefit) for deferred income taxes	4,163	(7,166)
Share-based compensation expense	5,553	5,524
Loss on disposition of property and equipment, net	552	1,985
Changes in assets and liabilities:
Receivables	(8,003)	(12,194)
Inventory	(38,551)	(54,379)
Prepaid expenses and other assets	(12,396)	1,599
Payables, accrued expenses, operating lease liabilities and other liabilities	(32,445)	47,022
Net cash provided by operating activities	25,893	54,115
Cash flows from investing activities:
Cash paid for property and equipment	(37,716)	(24,634)
Cash paid for marketable securities	(129,896)	(52,237)
Sales and maturities of marketable securities	151,761	57,400
Net cash used in investing activities	(15,851)	(19,471)
Cash flows from financing activities:
Proceeds from the exercise of stock options	974	5,273
Share repurchases related to share repurchase program	(71,242)	—
Share repurchases related to taxes for share-based awards	(5,383)	(5,047)
Net cash (used in) provided by financing activities	(75,651)	226
Effect of exchange rate changes on cash and cash equivalents	(1,452)	(3,377)
(Decrease) increase in cash and cash equivalents	(67,061)	31,493
Cash and cash equivalents at beginning of period	358,260	282,220
Cash and cash equivalents at end of period	$291,199	$313,713
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$3,030	$2,414
Non-cash investing activities—Accrued capital expenditures	$31,761	$26,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the United States Securities and Exchange Commission on April 1, 2019.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2020 will end on January 31, 2020.

2. Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for both operating and finance leases. The Company adopted the new guidance on February 1, 2019 using a modified retrospective approach at the beginning of the period of adoption. The Company elected the “package of three” practical expedients and did not reassess expired or existing leases as of the effective date. The Company also elected the practical expedient to not separate non-lease components from lease components as it pertains to real estate leases. Adoption on February 1, 2019 resulted in the recognition of approximately $1.3 billion of lease liabilities based on the present value of the remaining minimum rental payments using discount rates as of the effective date. Corresponding right-of-use assets of approximately $1.1 billion were recognized, with the offsetting balance representing a reduction in the previously recognized deferred rent balance. Adoption did not result in a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows.

Recently Issued

In June 2016, the FASB issued an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes loan commitments, accounts receivable, trade receivables and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The update will be effective for the Company on February 1, 2020 and early adoption is permitted. The Company has concluded that this update will not have a material impact on its consolidated financial statements and related disclosures.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to Wholesale segment customers and franchisees. For the three month period ended April 30, 2019, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $80,461 and $88,390, respectively. For the three month period ended April 30, 2018, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $76,962 and $88,936, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2019, the opening and closing balances of contract liabilities were $49,747 and $43,187, respectively. For the three month period ended April 30, 2018, the opening and closing balances of contract liabilities were $56,637 and $34,543, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2019, the Company recognized $15,289 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2019, January 31, 2019 and April 30, 2018 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2019
Short-term Investments:
Corporate bonds	$169,627	$72	$(70)	$169,629
Municipal and pre-refunded municipal bonds	52,131	23	(6)	52,148
Federal government agencies	2,735	4	—	2,739
Certificates of deposit	1,650	—	—	1,650
Commercial paper	2,997	—	—	2,997
	229,140	99	(76)	229,163
Long-term Investments:
Corporate bonds	71,105	95	(46)	71,154
Municipal and pre-refunded municipal bonds	11,035	11	(8)	11,038
Mutual funds, held in rabbi trust	7,733	208		7,941
Federal government agencies	2,351	7	—	2,358
Certificates of deposit	1,403	—	—	1,403
	93,627	321	(54)	93,894
	$322,767	$420	$(130)	$323,057
As of January 31, 2019
Short-term Investments:
Corporate bonds	$227,287	$24	$(214)	$227,097
Municipal and pre-refunded municipal bonds	43,677	15	(18)	43,674
Federal government agencies	1,458	—	—	1,458
Certificates of deposit	1,050	—	—	1,050
Commercial paper	2,979	—	—	2,979
Treasury bills	2,975	—	(1)	2,974
	279,426	39	(233)	279,232
Long-term Investments:
Corporate bonds	34,265	34	(63)	34,236
Municipal and pre-refunded municipal bonds	7,554	7	(3)	7,558
Mutual funds, held in rabbi trust	6,301	450	—	6,751
Federal government agencies	6,603	2	(1)	6,604
Certificates of deposit	2,143	—	—	2,143
	56,866	493	(67)	57,292
	$336,292	$532	$(300)	$336,524

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2018
Short-term Investments:
Corporate bonds	$110,657	$—	$(294)	$110,363
Municipal and pre-refunded municipal bonds	54,659	—	(47)	54,612
Certificates of deposit	1,392	—	—	1,392
	166,708	—	(341)	166,367
Long-term Investments:
Corporate bonds	18,137	—	(212)	17,925
Municipal and pre-refunded municipal bonds	7,873	—	(30)	7,843
Mutual funds, held in rabbi trust	6,453	33	(3)	6,483
Certificates of deposit	2,828	—	—	2,828
	35,291	33	(245)	35,079
	$201,999	$33	$(586)	$201,446

Proceeds from the sales and maturities of available-for-sale securities were $151,761 and $57,400 for the three months ended April 30, 2019 and 2018, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized gain of $7 for the three months ended April 30, 2019, and a net realized loss of $13 for the three months ended April 30, 2018. Amortization of discounts and premiums, net, resulted in a reduction of “Other income, net” of $119 and $634 for the three months ended April 30, 2019 and 2018, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$240,783	$—	$—	$240,783
Municipal and pre-refunded municipal bonds	—	63,186	—	63,186
Mutual funds, held in rabbi trust	7,941	—	—	7,941
Federal government agencies	5,097	—	—	5,097
Certificates of deposit	—	3,053	—	3,053
Commercial paper	—	2,997	—	2,997
	$253,821	$69,236	$—	$323,057

	Marketable Securities Fair Value as of
	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$261,333	$—	$—	$261,333
Municipal and pre-refunded municipal bonds	—	51,232	—	51,232
Mutual funds, held in rabbi trust	6,751	—	—	6,751
Federal government agencies	8,062	—	—	8,062
Certificates of deposit	—	3,193	—	3,193
Commercial paper	—	2,979	—	2,979
Treasury bills	2,974	—	—	2,974
	$279,120	$57,404	$—	$336,524

	Marketable Securities Fair Value as of
	April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$128,288	$—	$—	$128,288
Municipal and pre-refunded municipal bonds	—	62,455	—	62,455
Mutual funds, held in rabbi trust	6,483	—	—	6,483
Certificates of deposit	—	4,220	—	4,220
	$134,771	$66,675	$—	$201,446

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2019, January 31, 2019 and April 30, 2018.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2019, January 31, 2019 and April 30, 2018, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three months ended April 30, 2019 and 2018, impairment charges were zero.

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

As of April 30, 2019, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,603.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of April 30, 2019, the Company had outstanding trade letters of credit of $76,362 and available trade letters of credit of $53,638 under these facilities.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties. The Company has elected not to record a lease liability and right-of-use asset for leases with original terms of 12 months or less. The Company has elected the practical expedient to not separate non-lease components from lease components as it pertains to real estate leases.

Store leases have remaining lease terms that range from less than one year up to 15 years, some of which contain options to extend the lease for one or two 5-year periods. Payments related to a renewal period are included in the lease liability and right-of-use asset only when the Company is reasonably certain that it will exercise the option to renew the lease for an extended period of time. Certain leases may contain variable lease payments such as rent based on a percentage of net sales. Variable lease payments may be subject to a breakpoint threshold of fixed rent. Variable lease payments, other than those that depend on an index or a rate, are not included in the measurement of the lease liability. The lease liability is calculated at the present value of certain future payments, discounted using the Company’s incremental borrowing rate which approximates the rate of interest the Company would pay to borrow an amount equal to the lease payments on a fully collateralized basis over a similar term. Significant judgment is used in determining the incremental borrowing rate.

Total operating lease costs and variable lease costs were $66,248 and $17,939, respectively, during the three months ended April 30, 2019. Short-term lease costs and sublease income were not material during the three months ended April 30, 2019.

Other information related to leases was as follows:

Three Months Ended
April 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,615
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,719
Weighted-average remaining lease term - operating leases	7.4 years
Weighted-average discount rate - operating leases	6.5%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of April 30, 2019:

Operating
Leases
Fiscal Year
2020 (excluding the three months ended April 30, 2019)	$223,251
2021	272,836
2022	238,298
2023	210,378
2024	176,982
Thereafter	635,363
Total undiscounted future minimum lease payments	1,757,108
Less imputed interest	(450,485)
Total discounted future minimum lease payments	$1,306,623

As of April 30, 2019, the Company had commitments of approximately $56,890 not included in the amounts above related to nine executed but not yet commenced leases for stores and a fulfillment center.

The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year, as of January 31, 2019:

Operating
Leases
Fiscal Year
2020	$294,527
2021	263,209
2022	228,596
2023	200,776
2024	167,130
Thereafter	558,655
Total minimum lease payments	$1,712,893

The Company, through its wholly-owned subsidiary, Anthropologie, Inc., is party to a ground lease (the “Lease”) with Waterloo Devon, L.P. (the “Landlord”). Wade L. McDevitt was a minority owner of the Landlord and its general partner and is the brother-in-law of Scott Belair, one of the Company’s former directors. Pursuant to the Lease, the Company rented approximately 6 acres located in Devon, Pennsylvania to develop a lifestyle center, which includes an expanded format Anthropologie store, a Terrain store, several restaurant concepts under the Food and Beverage division and a boutique event space. The Lease, which commenced on June 14, 2017, has an initial term of 40 years with two options to extend, each for an additional ten-year term. The initial rental rate is $1,087 per year, and rent increases 10% every five years during the initial term. The aggregate amount of rental payments payable under the initial term of the Lease is approximately $62,135. Real estate taxes, insurance, construction costs and other third-party expenses will also be paid by the Company. If the Company exercises its option to extend the Lease, rental payments during such extension term will be 90% of the market rental rate. An independent committee of the Board of Directors retained a national commercial real estate services firm to provide an appraisal of the initial market rental value of a portion of the property, which confirmed that the proposed initial rental rate per acre was consistent with market rates. The Lease and appraisal were reviewed by a committee of disinterested members of the Company’s Board of Directors and the Lease was approved by such committee and by the Company’s Board of Directors.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of the PSU’s awarded during fiscal 2020 equaled the fair value of the stock price on the date of the grant. The fair value of the PSU’s awarded during fiscal 2019 was determined using a Monte Carlo simulation. A different methodology was used to value fiscal 2020 grants due to the removal of market-based conditions in the grant provisions. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2019 and 2018 was as follows:

	Three Months Ended
	April 30,
	2019	2018
Stock Options	$585	$217
Stock Appreciation Rights	—	4
Performance Stock Units	1,077	2,021
Restricted Stock Units	3,891	3,282
Total	$5,553	$5,524

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2019 was as follows:

	April 30, 2019
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Stock Appreciation Rights	—	$—
Performance Stock Units	140,000	$30.19
Restricted Stock Units	832,000	$30.19
Total	972,000

During the three months ended April 30, 2019, 40,000 stock options were exercised, 139,999 PSU’s vested and 383,990 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2019 was as follows:

	April 30, 2019
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$236	0.1
Stock Appreciation Rights	—	—
Performance Stock Units	8,079	2.2
Restricted Stock Units	39,174	2.5
Total	$47,489

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended
	April 30,
	2019	2018
Number of common shares repurchased and subsequently retired	2,430,827	—
Total cost	$71,242	$—
Average cost per share, including commissions	$29.31	$—

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program, of which 11,971,326 common shares were remaining as of April 30, 2019.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a new share repurchase program.

Subsequent to April 30, 2019, the Company repurchased and subsequently retired a total of 5,637,369 common shares for approximately $146,180, at an average price of $25.93 per share, including commissions. All fiscal 2020 share repurchases were funded with available cash, cash equivalents and marketable securities.

During the three months ended April 30, 2019, the Company acquired and subsequently retired 176,081 common shares at a total cost of $5,383 from employees to meet minimum statutory tax withholding requirements.

During the three months ended April 30, 2018, the Company acquired and subsequently retired 138,310 common shares at a total cost of $5,047 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30, 2019
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	(3,800)	179	(3,621)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	7
Net current-period other comprehensive income (loss)	(3,800)	186	(3,614)
Balance at end of period	$(30,725)	$8	$(30,717)

	Three Months Ended April 30, 2018
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(10,340)	$(311)	$(10,651)
Other comprehensive income (loss) before reclassifications	(7,969)	(80)	(8,049)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	(13)
Net current-period other comprehensive income (loss)	(7,969)	(93)	(8,062)
Balance at end of period	$(18,309)	$(404)	$(18,713)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended
	April 30,
	2019	2018
Basic weighted-average common shares outstanding	104,437,460	108,490,926
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	902,688	1,252,751
Diluted weighted-average shares outstanding	105,340,148	109,743,677

For the three months ended April 30, 2019 and 2018, awards to purchase 380,000 common shares ranging in price from $35.85 to $46.42 and 267,500 common shares ranging in price from $37.02 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2019 and 2018 were 711,418 and 1,713,773 performance-based equity awards, respectively, because they did not meet the required performance criteria.

12. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company has three reportable segments – “Retail,” “Wholesale” and “Subscription.” The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of April 30, 2019, there were 245 Urban Outfitters stores, 228 Anthropologie Group stores, 136 Free People stores, 12 restaurants under the Food and Beverage division, four Urban Outfitters franchisee-owned stores, one Anthropologie Group franchisee-owned store and one Free People franchisee-owned store. Each of Urban Outfitters, the Anthropologie Group and Free People, including their Company-owned and franchisee-owned stores and digital channels, and the restaurants operated under the Company’s Food and Beverage division, are considered an operating segment. Net sales from the Retail segment accounted for approximately 90.5% and 90.6% of total consolidated net sales for the three months ended April 30, 2019 and 2018, respectively. The remaining net sales are derived from the Company’s Wholesale segment which consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,200 department and specialty stores worldwide, digital businesses and the Company’s Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Urban Outfitters wholesale division was established in the third quarter of fiscal 2019. The Subscription segment consists of the “Nuuly” brand and is a monthly women’s apparel subscription rental service that is planned to launch in the summer of 2019.

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

The Company’s omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the omni-channel and not the separate store or digital channels. Store sales are primarily fulfilled from that store’s inventory but may also be shipped from any of the Company’s fulfillment centers or from a different store location if an item is not available at the original store. Digital orders are primarily shipped to the Company’s customers through its fulfillment centers but may also be shipped from any store or a combination of fulfillment centers and stores depending on the availability of particular items. Digital orders may also be picked up at a store location, and customers may also return certain merchandise purchased through digital channels at store locations. As the Company’s customers continue to shop across multiple channels, the Company has adapted its approach towards meeting this demand. Due to the availability of like product in a variety of shopping channels, the Company sources these products utilizing single stock keeping units based on the omni-channel demand rather than the demand of the separate channels. These and other technological capabilities allow the Company to better serve its customers and help it to complete a sale that otherwise may not have occurred due to out-of-stock positions. The Company manages and analyzes its performance based on a single omni-channel rather than separate channels and believe that the omni-channel results present the most meaningful and appropriate measure of its performance.

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

	Three Months Ended
	April 30,
	2019	2018
Net sales
Retail operations	$782,563	$775,564
Wholesale operations	84,365	82,941
Intersegment elimination	(2,515)	(2,817)
Total net sales	$864,413	$855,688
Income from operations
Retail operations	$34,694	$51,872
Wholesale operations	16,761	14,805
Subscription operations	(2,101)	—
Intersegment elimination	(63)	34
Total segment operating income	49,291	66,711
General corporate expenses	(9,271)	(12,815)
Total income from operations	$40,020	$53,896

	April 30,	January 31,	April 30,
	2019	2019	2018
Inventory
Retail operations	$365,554	$328,783	$353,423
Wholesale operations	42,808	41,724	51,194
Total inventory	$408,362	$370,507	$404,617
Property and equipment, net
Retail operations	$819,062	$793,640	$817,277
Wholesale operations	2,312	2,389	2,448
Subscription operations	7,698	—	—
Total property and equipment, net	$829,072	$796,029	$819,725

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended
	April 30,
	2019	2018
Net sales
Apparel (1)	$588,726	$599,688
Home (2)	124,548	114,348
Accessories (3)	100,268	98,775
Other (4)	50,871	42,877
Total net sales	$864,413	$855,688

As a percentage of net sales
Apparel (1)	68%	70%
Home (2)	14%	13%
Accessories (3)	12%	12%
Other (4)	6%	5%
Total net sales	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2019	2019	2018
Property and equipment, net
Domestic operations	$758,794	$723,400	$735,473
Foreign operations	70,278	72,629	84,252
Total property and equipment, net	$829,072	$796,029	$819,725

	Three Months Ended
	April 30,
	2019	2018
Net Sales
Domestic operations	$763,089	$747,151
Foreign operations	101,324	108,537
Total net sales	$864,413	$855,688

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the effects of the implementation of the United Kingdom's referendum to withdraw membership from the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions, and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters or severe or unseasonable weather conditions, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with digital sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate, the impact of the U.S. Tax Cuts and Jobs Act, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed on April 1, 2019. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, Anthropologie and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and home goods. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that is planned to launch in the summer of 2019.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2020 will end on January 31, 2020.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications through a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, sells merchandise through franchisee-owned stores in Israel, and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.1% and 7.4% of consolidated net sales, respectively, for the three months ended April 30, 2019, compared to 29.2% and 8.5%, respectively, for the comparable period in fiscal 2019.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands that allow us to present an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through franchisee-owned stores in Israel, and partners with a third-party digital marketplace to offer a limited selection of merchandise, which is available in Asia. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.1% and 1.7% of consolidated net sales, respectively, for the three months ended April 30, 2019, compared to 38.7% and 1.6%, respectively, for the comparable period in fiscal 2019.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, sells merchandise through franchisee-owned stores in Israel, and partners with third-party digital marketplaces to offer a limited selection of merchandise, which is available in Asia. We plan to open additional Free People stores in Europe that will allow us to expand the presence of the brand internationally. Free People’s North American Retail segment net sales accounted for approximately 12.4% of consolidated net sales for the three months ended April 30, 2019, compared to approximately 12.1% for the comparable period in fiscal 2019. Free People opened its first European retail stores in the fourth quarter of fiscal 2019. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2019.

The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2019 and the comparable period in fiscal 2019.

Store data for the three months ended April 30, 2019 was as follows:

	January 31,	Stores	Stores	April 30,
	2019	Opened	Closed	2019
Urban Outfitters
United States	178	—	—	178
Canada	17	—	—	17
Europe	50	—	—	50
Urban Outfitters Global Total	245	—	—	245
Anthropologie Group
United States	204	—	(1)	203
Canada	12	—	—	12
Europe	11	2	—	13
Anthropologie Group Global Total	227	2	(1)	228
Free People
United States	127	1	(1)	127
Canada	6	—	—	6
Europe	2	1	—	3
Free People Global Total	135	2	(1)	136
Food and Beverage
United States	13	—	(1)	12
Food and Beverage Total	13	0	(1)	12
Total Company-Owned Stores	620	4	(3)	621
Franchisee-Owned Stores (1)	5	1	—	6
Total URBN	625	5	(3)	627
(1)	Franchisee-owned stores are located in Israel.

Selling square footage by brand as of April 30, 2019 and 2018 was as follows:

	April 30,	April 30,
	2019	2018	Change
Selling square footage (in thousands):
Urban Outfitters	2,196	2,208	-0.5%
Anthropologie Group	1,782	1,733	2.8%
Free People	304	291	4.5%
Total URBN (1)	4,282	4,232	1.2%
(1)	Food and Beverage restaurants and franchisee-owned stores are not included in selling square footage.

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

Projected openings and closings for fiscal 2020 are as follows:

	January 31,	Projected	Projected	January 31,
	2019	Openings	Closings	2020
Urban Outfitters	245	8	(6)	247
Anthropologie Group	227	6	(7)	226
Free People	135	10	(2)	143
Food and Beverage	13	—	(2)	11
Total Company-Owned Stores	620	24	(17)	627
Franchisee-Owned Stores	5	2	—	7
Total URBN	625	26	(17)	634

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,200 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Urban Outfitters wholesale division was established in the third quarter of fiscal 2019. Our Wholesale segment net sales accounted for approximately 9.5% of consolidated net sales for the three months ended April 30, 2019, compared to 9.4% for the comparable period in fiscal 2019.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that is planned to launch in the summer of 2019. For a monthly fee, Nuuly subscribers will select from a robust offering of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces for rent via a custom-built, digital platform. Subscribers will also be able to purchase the product being rented.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2019, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2019. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted the new accounting standards related to leases on February 1, 2019, which changed certain accounting policies (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standards, there have been no significant changes to our critical accounting policies during the three months ended April 30, 2019.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Month Ended
	April 30,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	68.9	67.2
Gross profit	31.1	32.8
Selling, general and administrative expenses	26.5	26.5
Income from operations	4.6	6.3
Other income, net	0.3	0.0
Income before income taxes	4.9	6.3
Income tax expense	1.1	1.5
Net income	3.8%	4.8%

Three Months Ended April 30, 2019 Compared To Three Months Ended April 30, 2018

Net sales in the first quarter of fiscal 2020 were $864.4 million, compared to $855.7 million in the first quarter of fiscal 2019. The $8.7 million increase was attributable to a $7.0 million, or 0.9%, increase in Retail segment net sales and a $1.7 million, or 2.2%, increase in our Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2020 accounted for 90.5% of total net sales compared to 90.6% of total net sales in the first quarter of fiscal 2019.

The increase in our Retail segment net sales during the first quarter of fiscal 2020 was due to an increase of $5.4 million, or 0.7%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $1.6 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 2.1% at Free People and 1.1% at the Anthropologie Group and

were flat at Urban Outfitters. The increase in Retail segment comparable net sales was driven by double-digit growth in the digital channel, partially offset by mid single-digit negative comparable store net sales. Retail segment comparable net sales increased 1.3% in North America offset by a decline of 4.6% in Europe due to a difficult macroeconomic environment. The digital channel net sales increase was driven by an increase in sessions, conversion rate and units per transaction, while average order value decreased. Negative comparable store net sales resulted from a decrease in transactions, average unit selling price and traffic, partially offset by an increase in units per transaction. The increase in net sales attributable to non-comparable sales was primarily due to the impact of opening 22 new Company-owned stores and restaurants and closing 14 Company-owned stores and restaurants since the prior comparable period.

The increase in Wholesale segment net sales in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, was due to a 0.9% increase for the Free People brand and $1.1 million in the Urban Outfitters brand, which was launched in the third quarter of fiscal 2019, partially offset by a 3% decrease for the Anthropologie brand due to a decline in Europe.

Gross profit percentage for the first quarter of fiscal 2020 decreased to 31.1% of net sales, from 32.8% of net sales in the comparable quarter in fiscal 2019. Gross profit decreased to $269.1 million in the first quarter of fiscal 2020 from $280.7 million in the first quarter of fiscal 2019. The decrease in gross profit percentage was driven by lower gross profit in the Retail segment while gross profit in the Wholesale segment increased. The decrease in Retail segment gross profit rate was driven by higher markdowns and deleverage in delivery and logistics expenses. The higher markdowns were largely driven by underperforming women’s apparel at the Anthropologie and Urban Outfitters brands. The deleverage in delivery and logistics expenses is primarily due to the increase in penetration of the digital channel. Retail segment store occupancy deleveraged due to negative store comparable net sales, partially offset by a benefit or leverage in store occupancy resulting from the increased penetration of the digital channel. The improvement in Wholesale segment gross profit rate was due to a higher penetration of sales to full price customers versus closeout customers.

Total inventory at April 30, 2019 as compared to April 30, 2018, increased by $3.7 million, or 0.9%, to $408.4 million. Comparable Retail segment inventory increased 0.8% at cost.

Selling, general and administrative expenses increased by $2.3 million, or 1.0%, in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of net sales was flat, representing 26.5% of net sales for both the first quarter of fiscal 2020 and the first quarter of fiscal 2019. The dollar growth in selling, general and administrative expenses was partially due to increased marketing expenses used to support the digital channel sales growth.

Income from operations decreased to 4.6% of net sales, or $40.0 million, for the first quarter of fiscal 2020 compared to 6.3% of net sales, or $53.9 million, for the first quarter of fiscal 2019.

Our effective tax rate for the first quarter of fiscal 2020 was 23.7% of income before income taxes compared to 23.6% of income before income taxes in the first quarter of fiscal 2019. The effective tax rate for the three months ended April 30, 2019 and 2018 was favorably impacted by approximately 140 basis points and 120 basis points, respectively, due to equity activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $614.3 million as of April 30, 2019, as compared to $694.8 million as of January 31, 2019 and $515.2 million as of April 30, 2018. During the first three months of fiscal 2020, we generated $25.9 million in cash from operations and invested $37.7 million in property and equipment. Our working capital was $491.1 million at April 30, 2019 compared to $816.1 million at January 31, 2019 and $682.0 million at April 30, 2018. Working capital as of April 30, 2019 was negatively impacted by $214.4 million for the current portion of operating lease liabilities due to the adoption of an accounting standards update that amended the accounting standards for lease accounting (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion).

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers.

Cash Flows from Operating Activities

Cash provided by operating activities during the first three months of fiscal 2020 decreased by $28.2 million to $25.9 million from $54.1 million in the first three months of fiscal 2019. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period decrease in cash flows from operations was primarily due to the timing of disbursements.

Cash Flows from Investing Activities

Cash used in investing activities during the first three months of fiscal 2020 decreased by $3.6 million to $15.9 million from $19.5 million in the first three months of fiscal 2019. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first three months of fiscal 2020 and 2019 was $37.7 million and $24.6 million, respectively, which was primarily used to expand our fulfillment center network in fiscal 2020 and expand our store base in fiscal 2019.

Cash Flows from Financing Activities

Cash used in financing activities during the first three months of fiscal 2020 was a cash outflow of $75.7 million compared to a cash inflow of $0.2 million in the first three months of fiscal 2019. Cash used in financing activities in the first three months of fiscal 2020 primarily related to repurchases of our common shares under our share repurchase program. Cash provided by financing activities in the first three months of fiscal 2019 related to proceeds from the exercise of stock options, partially offset by share repurchases related to taxes for share-based awards.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2020, we plan to construct and open approximately 24 new Company-owned retail locations, open our new European home office, expand or relocate certain existing retail locations, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing, expand our fulfillment capabilities, invest in new products, markets and brands (including the launch of the apparel subscription rental service Nuuly), purchase inventory for our new and existing operating segments at appropriate levels to maintain our planned sales growth and repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales growth. During fiscal 2020, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2020 to be approximately $260 million, a significant portion of which will be to support new and expanded fulfillment and distribution centers in Bristol, Pennsylvania, Indiana, Pennsylvania and Europe. All fiscal 2020 capital expenditures are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

During the quarter ended April 30, 2019, we implemented changes to our controls as part of the adoption of the accounting standards update that amended the existing accounting standards for lease accounting. These changes included new processes to evaluate and account for leases. There were no other changes in our internal controls over financial reporting during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2019. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on April 1, 2019, for our risk factors.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase programs for the quarter ended April 30, 2019 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2019 through February 28, 2019	424,852	$29.98	424,852	13,977,301
March 1, 2019 through March 31, 2019	2,005,975	$29.17	2,005,975	11,971,326
April 1, 2019 through April 30, 2019	—	$—	—	11,971,326
Total Fiscal 2020 First Quarter	2,430,827		2,430,827	11,971,326

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended April 30, 2019, the Company acquired and subsequently retired 176,081 common shares from employees to meet minimum statutory tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

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

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no 000-22754) filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on December 12, 2016.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2019, filed with the Securities and Exchange Commission on June 10, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 10, 2019	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 10, 2019	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer