Form 10-Q
period 2019-07-31
URBAN OUTFITTERS INC
filed 2019-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2019

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

Common shares, $0.0001 par value—97,975,343 shares outstanding on September 3, 2019.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$162,018	$358,260	$405,727
Marketable securities	171,398	279,232	198,166
Accounts receivable, net of allowance for doubtful accounts of $939, $1,499 and $1,613, respectively	95,131	80,461	90,646
Inventory	440,087	370,507	375,657
Prepaid expenses and other current assets	131,763	114,296	131,572
Total current assets	1,000,397	1,202,756	1,201,768
Property and equipment, net	867,434	796,029	807,084
Operating lease right-of-use assets	1,085,543	—	—
Marketable securities	78,857	57,292	45,514
Deferred income taxes and other assets	105,814	104,438	104,169
Total Assets	$3,138,045	$2,160,515	$2,158,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,955	$144,414	$149,947
Current portion of operating lease liabilities	209,072	—	—
Accrued expenses, accrued compensation and other current liabilities	235,106	242,230	279,991
Total current liabilities	626,133	386,644	429,938
Non-current portion of operating lease liabilities	1,090,623	—	—
Deferred rent and other liabilities	59,885	284,773	284,925
Total Liabilities	1,776,641	671,417	714,863
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,965,012, 105,642,283 and 108,951,308 shares issued and outstanding, respectively	10	11	11
Additional paid-in-capital	—	—	18,770
Retained earnings	1,398,681	1,516,190	1,451,492
Accumulated other comprehensive loss	(37,287)	(27,103)	(26,601)
Total Shareholders’ Equity	1,361,404	1,489,098	1,443,672
Total Liabilities and Shareholders’ Equity	$3,138,045	$2,160,515	$2,158,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net sales	$962,329	$992,454	$1,826,742	$1,848,142
Cost of sales	646,454	636,610	1,241,811	1,211,638
Gross profit	315,875	355,844	584,931	636,504
Selling, general and administrative expenses	237,814	238,992	466,850	465,756
Income from operations	78,061	116,852	118,081	170,748
Other income, net	3,498	1,746	6,178	1,826
Income before income taxes	81,559	118,598	124,259	172,574
Income tax expense	21,239	25,789	31,354	38,505
Net income	$60,320	$92,809	$92,905	$134,069
Net income per common share:
Basic	$0.61	$0.85	$0.91	$1.23
Diluted	$0.61	$0.84	$0.91	$1.22
Weighted-average common shares outstanding:
Basic	99,095,562	108,831,399	101,722,244	108,663,990
Diluted	99,602,465	110,433,840	102,427,040	110,091,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net income	$60,320	$92,809	$92,905	$134,069
Other comprehensive loss:
Foreign currency translation	(6,771)	(7,881)	(10,571)	(15,850)
Change in unrealized gains (losses) on marketable securities, net of tax	201	(7)	387	(100)
Total other comprehensive loss	(6,570)	(7,888)	(10,184)	(15,950)
Comprehensive income	$53,750	$84,921	$82,721	$118,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2019	103,599,364	$10	$—	$1,478,678	$(30,717)	$1,447,971
Comprehensive income	—	—	—	60,320	(6,570)	53,750
Share-based compensation	—	—	5,908	—	—	5,908
Share-based awards	5,000	—	—	—	—	—
Share repurchases	(5,639,352)	—	(5,908)	(140,317)	—	(146,225)
Balances as of July 31, 2019	97,965,012	$10	$—	$1,398,681	$(37,287)	$1,361,404

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2018	108,670,688	$11	$6,434	$1,358,683	$(18,713)	$1,346,415
Comprehensive income	—	—	—	92,809	(7,888)	84,921
Share-based compensation	—	—	5,466	—	—	5,466
Share-based awards	300,328	—	7,747	—	—	7,747
Share repurchases	(19,708)	—	(877)	—	—	(877)
Balances as of July 31, 2018	108,951,308	$11	$18,770	$1,451,492	$(26,601)	$1,443,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	92,905	(10,184)	82,721
Share-based compensation	—	—	11,461	—	—	11,461
Share-based awards	568,989	—	974	—	—	974
Share repurchases	(8,246,260)	(1)	(12,435)	(210,414)	—	(222,850)
Balances as of July 31, 2019	97,965,012	$10	$—	$1,398,681	$(37,287)	$1,361,404

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	134,069	(15,950)	118,119
Share-based compensation	—	—	10,990	—	—	10,990
Share-based awards	860,758	—	13,020	—	—	13,020
Cumulative effect of change in accounting pronouncements	—	—	—	6,564	—	6,564
Share repurchases	(158,018)	—	(5,924)	—	—	(5,924)
Balances as of July 31, 2018	108,951,308	$11	$18,770	$1,451,492	$(26,601)	$1,443,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	For the Six Months Ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net income	$92,905	$134,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,395	60,158
Right-of-use asset amortization	94,173	—
Provision (benefit) for deferred income taxes	1,107	(9,506)
Share-based compensation expense	11,461	10,990
Loss on disposition of property and equipment, net	593	2,452
Changes in assets and liabilities:
Receivables	(15,032)	(14,196)
Inventory	(71,899)	(26,807)
Prepaid expenses and other assets	(23,121)	(10,086)
Payables, accrued expenses and other liabilities	16,009	71,728
Operating lease liabilities	(100,338)	—
Net cash provided by operating activities	61,253	218,802
Cash flows from investing activities:
Cash paid for property and equipment	(116,465)	(55,642)
Cash paid for marketable securities	(235,094)	(168,823)
Sales and maturities of marketable securities	320,411	130,029
Net cash used in investing activities	(31,148)	(94,436)
Cash flows from financing activities:
Proceeds from the exercise of stock options	974	13,020
Share repurchases related to share repurchase program	(217,421)	—
Share repurchases related to taxes for share-based awards	(5,429)	(5,924)
Net cash (used in) provided by financing activities	(221,876)	7,096
Effect of exchange rate changes on cash and cash equivalents	(4,471)	(7,955)
(Decrease) increase in cash and cash equivalents	(196,242)	123,507
Cash and cash equivalents at beginning of period	358,260	282,220
Cash and cash equivalents at end of period	$162,018	$405,727
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$37,839	$39,698
Non-cash investing activities—Accrued capital expenditures	$22,325	$15,002

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to Wholesale segment customers and franchisees. For the six month period ended July 31, 2019, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $80,461 and $95,131, respectively. For the six month period ended July 31, 2018, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $76,962 and $90,646, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2019, the opening and closing balances of contract liabilities were $49,747 and $41,585, respectively. For the six month period ended July 31, 2018, the opening and closing balances of contract liabilities were $56,637 and $32,013, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2019, the Company recognized $23,081 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2019, January 31, 2019 and July 31, 2018 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2019
Short-term Investments:
Corporate bonds	$125,943	$190	$(31)	$126,102
Municipal and pre-refunded municipal bonds	42,023	40	(9)	42,054
Certificates of deposit	1,745	—	—	1,745
Federal government agencies	1,495	2	—	1,497
	171,206	232	(40)	171,398
Long-term Investments:
Corporate bonds	49,385	174	(33)	49,526
Municipal and pre-refunded municipal bonds	19,526	6	(50)	19,482
Mutual funds, held in rabbi trust	7,826	56	(7)	7,875
Certificates of deposit	1,847	—	—	1,847
Federal government agencies	126	1	—	127
	78,710	237	(90)	78,857
	$249,916	$469	$(130)	$250,255
As of January 31, 2019
Short-term Investments:
Corporate bonds	$227,287	$24	$(214)	$227,097
Municipal and pre-refunded municipal bonds	43,677	15	(18)	43,674
Certificates of deposit	1,050	—	—	1,050
Federal government agencies	1,458	—	—	1,458
Commercial paper	2,979	—	—	2,979
Treasury bills	2,975	—	(1)	2,974
	279,426	39	(233)	279,232
Long-term Investments:
Corporate bonds	34,265	34	(63)	34,236
Municipal and pre-refunded municipal bonds	7,554	7	(3)	7,558
Mutual funds, held in rabbi trust	6,301	450	—	6,751
Certificates of deposit	2,143	—	—	2,143
Federal government agencies	6,603	2	(1)	6,604
	56,866	493	(67)	57,292
	$336,292	$532	$(300)	$336,524

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2018
Short-term Investments:
Corporate bonds	$150,648	$—	$(261)	$150,387
Municipal and pre-refunded municipal bonds	46,904	10	(43)	46,871
Certificates of deposit	908	—	—	908
	198,460	10	(304)	198,166
Long-term Investments:
Corporate bonds	34,333	—	(213)	34,120
Municipal and pre-refunded municipal bonds	2,130	1	(7)	2,124
Mutual funds, held in rabbi trust	6,401	171	(1)	6,571
Certificates of deposit	2,699	—	—	2,699
	45,563	172	(221)	45,514
	$244,023	$182	$(525)	$243,680

Proceeds from the sales and maturities of available-for-sale securities were $320,411 and $130,029 for the six months ended July 31, 2019 and 2018, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, net realized gains of $19 and $26 for the three and six months ended July 31, 2019, respectively, and net realized losses of $0 and $13 for the three and six months ended July 31, 2018, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income, net” of $152 and $271 for the three and six months ended July 31, 2019, respectively, and $517 and $1,151 for the three and six months ended July 31, 2018, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$175,628	$—	$—	$175,628
Municipal and pre-refunded municipal bonds	—	61,536	—	61,536
Mutual funds, held in rabbi trust	7,875	—	—	7,875
Certificates of deposit	—	3,592	—	3,592
Federal government agencies	1,624	—	—	1,624
	$185,127	$65,128	$—	$250,255

	Marketable Securities Fair Value as of
	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$261,333	$—	$—	$261,333
Municipal and pre-refunded municipal bonds	—	51,232	—	51,232
Mutual funds, held in rabbi trust	6,751	—	—	6,751
Certificates of deposit	—	3,193	—	3,193
Federal government agencies	8,062	—	—	8,062
Commercial paper	—	2,979	—	2,979
Treasury bills	2,974	—	—	2,974
	$279,120	$57,404	$—	$336,524

	Marketable Securities Fair Value as of
	July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$184,507	$—	$—	$184,507
Municipal and pre-refunded municipal bonds	—	48,995	—	48,995
Mutual funds, held in rabbi trust	6,571	—	—	6,571
Certificates of deposit	—	3,607	—	3,607
	$191,078	$52,602	$—	$243,680

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2019, January 31, 2019 and July 31, 2018.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2019, January 31, 2019 and July 31, 2018, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, lease-related right-of-use assets and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three and six months ended July 31, 2019 and 2018, impairment charges were zero.

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

As of July 31, 2019, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,704.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2019, the Company had outstanding trade letters of credit of $83,875 and available trade letters of credit of $46,125 under these facilities.

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

Store leases have remaining lease terms that range from less than one year up to 15 years, some of which contain options to extend the lease for one or two 5-year periods. Payments related to a renewal period are included in the lease liability and right-of-use asset only when the Company is reasonably certain that it will exercise the option to renew the lease for an extended period of time. Certain leases may contain variable lease payments such as rent based on a percentage of net sales. Variable lease payments may be subject to a breakpoint threshold of fixed rent. Variable lease payments, other than those that depend on an index or a rate, are not included in the measurement of the lease liability. The lease liability is calculated at the present value of certain future payments, discounted using the Company’s incremental borrowing rate, which approximates the rate of interest the Company would pay to borrow an amount equal to the lease payments on a fully collateralized basis over a similar term. Significant judgment is used in determining the incremental borrowing rate.

Total operating lease costs were $67,827 and $134,075 during the three and six months ended July 31, 2019, respectively. Total variable lease costs were $16,770 and $34,709 during the three and six months ended July 31, 2019, respectively. Short-term lease costs and sublease income were not material during the three and six months ended July 31, 2019.

Other information related to leases was as follows:

Six Months Ended
July 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$144,380
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,274
Weighted-average remaining lease term - operating leases	7.5 years
Weighted-average discount rate - operating leases	6.5%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of July 31, 2019:

Operating
Leases
Fiscal Year
2020 (excluding the six months ended July 31, 2019)	$147,926
2021	275,325
2022	241,618
2023	214,691
2024	181,685
Thereafter	673,472
Total undiscounted future minimum lease payments	1,734,717
Less imputed interest	(435,022)
Total discounted future minimum lease payments	$1,299,695

As of July 31, 2019, the Company had commitments of approximately $32,736 not included in the amounts above related to eight executed but not yet commenced store leases.

The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year, as of January 31, 2019:

Operating
Leases
Fiscal Year
2020	$294,527
2021	263,209
2022	228,596
2023	200,776
2024	167,130
Thereafter	558,655
Total minimum lease payments	$1,712,893

The Company, through its wholly-owned subsidiary, Anthropologie, Inc., is party to a ground lease (the “Lease”) with Waterloo Devon, L.P. (the “Landlord”). Wade L. McDevitt was a minority owner of the Landlord and its general partner and is the brother-in-law of Scott Belair, one of the Company’s former directors. Pursuant to the Lease, the Company rented approximately six acres located in Devon, Pennsylvania to develop a lifestyle center, which includes an expanded format Anthropologie store, a Terrain store, several restaurant concepts under the Food and Beverage division and a boutique event space. The Lease, which commenced on June 14, 2017, has an initial term of 40 years with two options to extend, each for an additional ten-year term. The initial rental rate is $1,087 per year, and rent increases 10% every five years during the initial term. The aggregate amount of rental payments payable under the initial term of the Lease is approximately $62,135. Real estate taxes, insurance, construction costs and other third-party expenses will also be paid by the Company. If the Company exercises its option to extend the Lease, rental payments during such extension term will be 90% of the market rental rate. An independent committee of the Board of Directors retained a national commercial real estate services firm to provide an appraisal of the initial market rental value of a portion of the property, which confirmed that the proposed initial rental rate per acre was consistent with market rates. The Lease and appraisal were reviewed by a committee of disinterested members of the Company’s Board of Directors and the Lease was approved by such committee and by the Company’s Board of Directors.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of RSU’s is equal to the stock price on the date of the grant. The fair value of the PSU’s awarded during fiscal 2020 equaled the stock price on the date of the grant. The fair value of the PSU’s awarded during fiscal 2019 was determined using a Monte Carlo simulation. A different methodology was used to value fiscal 2020 grants due to the removal of market-based conditions in the grant provisions. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Stock Options	$453	$429	$1,038	$646
Stock Appreciation Rights	—	—	—	4
Performance Stock Units	1,134	1,549	2,211	3,570
Restricted Stock Units	4,321	3,488	8,212	6,770
Total	$5,908	$5,466	$11,461	$10,990

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2019 was as follows:

	Six Months Ended
	July 31, 2019
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	160,000	$8.67
Stock Appreciation Rights	—	$—
Performance Stock Units	140,000	$30.19
Restricted Stock Units	855,000	$30.02
Total	1,155,000

During the six months ended July 31, 2019, 40,000 stock options were exercised, 139,999 PSU’s vested and 388,990 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2019 was as follows:

	July 31, 2019
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$1,171	0.8
Stock Appreciation Rights	—	—
Performance Stock Units	6,794	2.1
Restricted Stock Units	33,436	2.3
Total	$41,401

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Number of common shares repurchased and subsequently retired	5,637,369	—	8,068,196	—
Total cost	$146,180	$—	$217,422	$—
Average cost per share, including commissions	$25.93	$—	$26.95	$—

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a new share repurchase program. As of July 31, 2019, 26,333,957 common shares were remaining under the programs.

During the six months ended July 31, 2019, the Company acquired and subsequently retired 178,064 common shares at a total cost of $5,429 from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2018, the Company acquired and subsequently retired 158,018 common shares at a total cost of $5,924 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31, 2019			Six Months Ended July 31, 2019
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(30,725)	$8	$(30,717)	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	(6,771)	182	(6,589)	(10,571)	361	(10,210)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	19	—	26	26
Net current-period other comprehensive income (loss)	(6,771)	201	(6,570)	(10,571)	387	(10,184)
Balance at end of period	$(37,496)	$209	$(37,287)	$(37,496)	$209	$(37,287)

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(18,309)	$(404)	$(18,713)	$(10,340)	$(311)	$(10,651)
Other comprehensive income (loss) before reclassifications	(7,881)	(7)	(7,888)	(15,850)	(87)	(15,937)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(13)	(13)
Net current-period other comprehensive income (loss)	(7,881)	(7)	(7,888)	(15,850)	(100)	(15,950)
Balance at end of period	$(26,190)	$(411)	$(26,601)	$(26,190)	$(411)	$(26,601)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	99,095,562	108,831,399	101,722,244	108,663,990
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	506,903	1,602,441	704,796	1,427,596
Diluted weighted-average shares outstanding	99,602,465	110,433,840	102,427,040	110,091,586

For the three months ended July 31, 2019 and 2018, awards to purchase 420,000 common shares ranging in price from $28.47 to $46.42 and 240,000 common shares ranging in price from $46.02 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. For the six months ended July 31, 2019 and 2018, awards to purchase 400,000 common shares ranging in price from $28.47 to $46.42 and 253,750 common shares ranging in price from $37.02 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2019 and 2018 were 780,264 and 1,451,382 performance-based equity awards, respectively, because they did not meet the required performance criteria.

12. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments – “Retail,” “Wholesale” and “Subscription.”

The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Food and Beverage division. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers.

The Company’s Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment. The Urban Outfitters wholesale division was established in the third quarter of fiscal 2019.

The Subscription segment, consisting of the “Nuuly” brand, is a monthly women’s apparel subscription rental service that launched on July 30, 2019. Expenses classified as “General corporate expenses” in the prior fiscal year have been reclassified to the Subscription segment as a result of the establishment of the Subscription segment in the first quarter of fiscal 2020. Property and equipment related to the Subscription segment have also been reclassified from the Retail segment.

The Company evaluates the performance of each segment based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for each reporting segment are inventory and property and equipment.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net sales
Retail operations	$878,693	$902,027	$1,661,256	$1,677,591
Wholesale operations	86,153	93,293	170,518	176,234
Intersegment elimination	(2,517)	(2,866)	(5,032)	(5,683)
Total net sales	$962,329	$992,454	$1,826,742	$1,848,142
Income from operations
Retail operations	$78,997	$106,423	$113,691	$158,295
Wholesale operations	15,354	19,815	32,115	34,620
Subscription operations	(3,536)	(550)	(5,637)	(550)
Intersegment elimination	312	48	249	82
Total segment operating income	91,127	125,736	140,418	192,447
General corporate expenses	(13,066)	(8,884)	(22,337)	(21,699)
Total income from operations	$78,061	$116,852	$118,081	$170,748

	July 31,	January 31,	July 31,
	2019	2019	2018
Inventory
Retail operations	$376,050	$328,783	$328,551
Wholesale operations	64,037	41,724	47,106
Total inventory	$440,087	$370,507	$375,657
Property and equipment, net
Retail operations	$841,013	$791,648	$804,625
Wholesale operations	2,637	2,389	2,459
Subscription operations	23,784	1,992	—
Total property and equipment, net	$867,434	$796,029	$807,084

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net sales
Apparel (1)	$642,914	$690,447	$1,231,640	$1,290,135
Home (2)	144,962	135,262	269,510	249,610
Accessories (3)	116,613	118,335	216,881	217,110
Other (4)	57,840	48,410	108,711	91,287
Total net sales	$962,329	$992,454	$1,826,742	$1,848,142

As a percentage of net sales
Apparel (1)	67%	70%	67%	70%
Home (2)	15%	13%	15%	13%
Accessories (3)	12%	12%	12%	12%
Other (4)	6%	5%	6%	5%
Total net sales	100%	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2019	2019	2018
Property and equipment, net
Domestic operations	$774,378	$723,400	$730,024
Foreign operations	93,056	72,629	77,060
Total property and equipment, net	$867,434	$796,029	$807,084

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net Sales
Domestic operations	$840,316	$865,517	$1,603,405	$1,612,668
Foreign operations	122,013	126,937	223,337	235,474
Total net sales	$962,329	$992,454	$1,826,742	$1,848,142

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Food and Beverage division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, Anthropologie and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and home goods. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2020 will end on January 31, 2020.

Retail Segment

Our Retail segment omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. We manage and analyze our performance based on a single Retail segment omni-channel rather than separate channels and believe that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications through a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, sells merchandise through franchisee-owned stores in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.0% and 7.7% of consolidated net sales, respectively, for the six months ended July 31, 2019, compared to 29.8% and 8.2%, respectively, for the comparable period in fiscal 2019.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands, which allows us to present an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through franchisee-owned stores in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.2% and 1.6% of consolidated net sales, respectively, for the six months ended July 31, 2019, compared to 38.6% and 1.7%, respectively, for the comparable period in fiscal 2019.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, sells merchandise through franchisee-owned stores in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan to open additional Free People stores in Europe that will allow us to expand the presence of the brand internationally. Free People’s North American Retail segment net sales accounted for approximately 12.6% of consolidated net sales for the six months ended July 31, 2019, compared to approximately 11.9% for the comparable period in fiscal 2019. Free People opened its first European retail stores in the fourth quarter of fiscal 2019. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2019.

The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2019 and the comparable period in fiscal 2019.

Store data for the six months ended July 31, 2019 was as follows:

	January 31,	Stores	Stores	July 31,
	2019	Opened	Closed	2019
Urban Outfitters
United States	178	—	—	178
Canada	17	—	—	17
Europe	50	1	—	51
Urban Outfitters Global Total	245	1	—	246
Anthropologie Group
United States	204	—	(1)	203
Canada	12	—	(1)	11
Europe	11	3	—	14
Anthropologie Group Global Total	227	3	(2)	228
Free People
United States	127	2	(1)	128
Canada	6	—	—	6
Europe	2	1	—	3
Free People Global Total	135	3	(1)	137
Food and Beverage
United States	13	—	(2)	11
Food and Beverage Total	13	—	(2)	11
Total Company-Owned Stores	620	7	(5)	622
Franchisee-Owned Stores (1)	5	1	—	6
Total URBN	625	8	(5)	628
(1)	Franchisee-owned stores are located in Israel.

Selling square footage by brand as of July 31, 2019 and 2018 was as follows:

	July 31,	July 31,
	2019	2018	Change
Selling square footage (in thousands):
Urban Outfitters	2,203	2,208	-0.2%
Anthropologie Group	1,782	1,750	1.8%
Free People	306	298	2.7%
Total URBN (1)	4,291	4,256	0.8%
(1)	Food and Beverage restaurants and franchisee-owned stores are not included in selling square footage.

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

Projected openings and closings for fiscal 2020 are as follows:

	January 31,	Projected	Projected	January 31,
	2019	Openings	Closings	2020
Urban Outfitters	245	8	(4)	249
Anthropologie Group	227	8	(7)	228
Free People	135	10	(1)	144
Food and Beverage	13	—	(2)	11
Total Company-Owned Stores	620	26	(14)	632
Franchisee-Owned Stores	5	2	—	7
Total URBN	625	28	(14)	639

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,200 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Urban Outfitters wholesale division was established in the third quarter of fiscal 2019. Our Wholesale segment net sales accounted for approximately 9.1% of consolidated net sales for the six months ended July 31, 2019, compared to 9.2% for the comparable period in fiscal 2019.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces for rent via a custom-built, digital platform. Subscribers select their styles each month, wear them as often as they like, then swap into new styles the following month, infusing freshness and variety into their wardrobes. Subscribers are also able to purchase the product being rented.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2019, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2019. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted the new accounting standards related to leases on February 1, 2019, which changed certain accounting policies (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standards, there have been no significant changes to our critical accounting policies during the six months ended July 31, 2019.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Month Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	64.1	68.0	65.6
Gross profit	32.8	35.9	32.0	34.4
Selling, general and administrative expenses	24.7	24.1	25.5	25.2
Income from operations	8.1	11.8	6.5	9.2
Other income, net	0.4	0.1	0.3	0.1
Income before income taxes	8.5	11.9	6.8	9.3
Income tax expense	2.2	2.5	1.7	2.0
Net income	6.3%	9.4%	5.1%	7.3%

Three Months Ended July 31, 2019 Compared To Three Months Ended July 31, 2018

Net sales in the second quarter of fiscal 2020 were $962.3 million, compared to $992.5 million in the second quarter of fiscal 2019. The $30.2 million decrease was attributable to a $23.3 million, or 2.6%, decrease in Retail segment net sales and a $6.9 million, or 7.5%, decrease in our Wholesale segment net sales. Retail segment net sales for the second quarter of fiscal 2020 accounted for 91.3% of total net sales compared to 90.9% of total net sales in the second quarter of fiscal 2019.

The decrease in our Retail segment net sales during the second quarter of fiscal 2020 was due to a decrease of $25.7 million, or 3.0%, in Retail segment comparable net sales, partially offset by an increase of $2.4 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 5.6% at Free People and decreased 3.3% at the Anthropologie Group and 5.3% at

Urban Outfitters. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales, partially offset by growth in the digital channel. Retail segment comparable net sales decreased in both North America and Europe. Negative comparable store net sales resulted from a decrease in transactions, average unit selling price and traffic, partially offset by an increase in units per transaction. The digital channel net sales increase was driven by an increase in sessions and conversion rate, while units per transaction and average order value decreased. The increase in net sales attributable to non-comparable sales was primarily due to the impact of opening 21 new Company-owned stores and restaurants and closing 15 Company-owned stores and restaurants since the prior comparable period, partially offset by the impact of foreign currency translation.

The decrease in Wholesale segment net sales in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, was primarily due to a 9.8% decrease for the Free People brand, as a result of lower sales to North American department stores. This decrease was partially offset by an increase of $1.0 million in Anthropologie Home sales and $0.9 million of Urban Outfitters BDG sales. The Urban Outfitters wholesale division was launched in the third quarter of fiscal 2019.

Gross profit percentage for the second quarter of fiscal 2020 decreased to 32.8% of net sales, from 35.9% of net sales in the comparable quarter in fiscal 2019. Gross profit decreased to $315.9 million in the second quarter of fiscal 2020 from $355.8 million in the second quarter of fiscal 2019. The decrease in gross profit percentage was driven by higher markdowns, deleverage in delivery and logistics expenses and store occupancy deleverage. The higher markdowns were largely driven by underperforming women’s apparel at the Anthropologie and Urban Outfitters brands. The deleverage in delivery and logistics expenses was primarily due to the increase in penetration of the digital channel. The deleverage in store occupancy was due to negative store net sales. The Company expects that its gross profit percentage will decline in the third quarter of fiscal 2020 compared to fiscal 2019 as a result of higher markdowns and deleverage in delivery and logistics expenses, as well as from the launch of Nuuly and the transition to managing furniture and nonsortable distribution from a third-party logistics provider to an internal operation.

Total inventory at July 31, 2019 as compared to July 31, 2018, increased by $64.4 million, or 17.2%, to $440.1 million. Comparable Retail segment inventory increased 4.9% at cost, with the remainder of the increase in Retail segment inventory primarily related to an increase in inventory in transit. Wholesale segment inventory increased 35.9%.

Selling, general and administrative expenses decreased by 0.5%, to $237.8 million, in the second quarter of fiscal 2020, compared to $239.0 million in the second quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2020 to 24.7% of net sales, compared to 24.1% of net sales for the second quarter of fiscal 2019. The percentage increase was primarily driven by increased marketing expenses to support our digital sales growth as well as the launch of Nuuly.

Income from operations decreased to 8.1% of net sales, or $78.1 million, for the second quarter of fiscal 2020 compared to 11.8% of net sales, or $116.9 million, for the second quarter of fiscal 2019.

Our effective tax rate for the second quarter of fiscal 2020 was 26.0% of income before income taxes compared to 21.7% of income before income taxes in the second quarter of fiscal 2019. The increase in the effective tax rate was primarily due to the ratio of foreign taxable profits to global taxable profits and the prior year favorable impact of equity activity.

Six Months Ended July 31, 2019 Compared To Six Months Ended July 31, 2018

Net sales for the six months ended July 31, 2019 were $1.83 billion, compared to $1.85 billion in the comparable period of fiscal 2019. The $21.4 million decrease was attributable to a $16.3 million, or 1.0%, decrease in Retail segment net sales and a $5.1 million, or 3.0%, decrease in Wholesale segment net sales. Retail segment net sales for the six months ended July 31, 2019 accounted for 90.9% of total net sales compared to 90.8% of total net sales in the six months ended July 31, 2018.

The decrease in our Retail segment net sales during the first six months of fiscal 2020 was due to a decrease of $19.8 million, or 1.2%, in Retail segment comparable net sales, partially offset by an increase of $3.5 million in non-comparable net sales, including the impact of foreign currency translation and new store net sales. Retail segment comparable net sales increased 3.9% at Free People and decreased 1.2% at the Anthropologie Group and 2.9% at Urban Outfitters. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales, partially offset by growth in the digital channel. Retail segment comparable net sales decreased in both North America and Europe. Negative comparable store net sales resulted from a decrease in transactions, average unit selling price and traffic, partially offset by an increase in units per transaction. The digital channel net sales increase was driven by an increase in sessions and conversion rate, while units per transaction and average order value decreased. The increase in net sales attributable to non-comparable sales was primarily due to the impact of opening 25 new Company-owned stores and restaurants and closing 16 Company-owned stores and restaurants since the prior comparable period, partially offset by the impact of foreign currency translation.

The decrease in Wholesale segment net sales in the first six months of fiscal 2020, as compared to the first six months of fiscal 2019, was due to a 4.8% decrease for the Free People brand, as a result of lower sales to North American department stores. This decrease was partially offset by an increase of $1.0 million in Anthropologie Home sales and $2.1 million in Urban Outfitters BDG sales. The Urban Outfitters wholesale division was launched in the third quarter of fiscal 2019.

Gross profit percentage for the first six months of fiscal 2020 decreased to 32.0% of net sales, from 34.4% of net sales in the comparable period in fiscal 2019. Gross profit decreased to $584.9 million for the first six months of fiscal 2020 from $636.5 million in the comparable period in fiscal 2019. The decrease in gross profit percentage was driven by higher markdowns, deleverage in delivery and logistics expenses and store occupancy deleverage. The higher markdowns were largely driven by underperforming women’s apparel at the Anthropologie and Urban Outfitters brands. The deleverage in delivery and logistics expenses was primarily due to the increase in penetration of the digital channel. The deleverage in store occupancy was due to negative store net sales.

Selling, general and administrative expenses increased by $1.1 million, or 0.2%, in the first six months of fiscal 2020, compared to the first six months of fiscal 2019. Selling, general and administrative expenses as a percentage of net sales increased in the first six months of fiscal 2020 to 25.5% of net sales, compared to 25.2% of net sales for the first six months of fiscal 2019. The percentage increase was primarily driven by increased marketing expenses to support our digital sales growth as well as the launch of Nuuly.

Income from operations decreased to 6.5% of net sales, or $118.1 million, for the first six months of fiscal 2020 compared to 9.2% of net sales, or $170.7 million, for the first six months of fiscal 2019.

Our effective tax rate for the first six months of fiscal 2020 was 25.2% of income before income taxes compared to 22.3% of income before income taxes in the first six months of fiscal 2019. The increase in the effective tax rate was primarily due to the ratio of foreign taxable profits to global taxable profits and the prior year favorable impact of equity activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $412.3 million as of July 31, 2019, as compared to $694.8 million as of January 31, 2019 and $649.4 million as of July 31, 2018. During the first six months of fiscal 2020, we generated $61.3 million in cash from operations, invested $116.5 million in property and equipment and repurchased $217.4 million common shares. Our working capital was $374.3 million at July 31, 2019 compared to $816.1 million at January 31, 2019 and $771.8 million at July 31, 2018. Working capital as of July 31, 2019 was negatively impacted by $209.1 million for the current portion of operating lease liabilities due to the February 1, 2019 adoption of an accounting standards update that amended the accounting standards for lease accounting (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion). Working capital was also negatively impacted by the use of cash and cash equivalents and marketable securities used to repurchase our common shares in fiscal 2019 and the first six months of fiscal 2020 and fund our capital projects.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers.

Cash Flows from Operating Activities

Cash provided by operating activities during the first six months of fiscal 2020 decreased by $157.5 million to $61.3 million from $218.8 million in the first six months of fiscal 2019. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period decrease in cash flows from operations was primarily due to compensation-related disbursements, higher inventory levels and lower net income.

Cash Flows from Investing Activities

Cash used in investing activities during the first six months of fiscal 2020 decreased by $63.3 million to $31.1 million from $94.4 million in the first six months of fiscal 2019. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Net liquidations of our marketable securities portfolio in the first six months of fiscal 2020 were used primarily to fund repurchases of our common shares and purchases of property and equipment. Cash paid for property and equipment in the first six months of fiscal 2020 and 2019 was $116.5 million and $55.6 million, respectively, which was primarily used to construct new fulfillment centers, including the Nuuly fulfillment center, in the first six months of fiscal 2020 and expand our store base in fiscal 2019.

Cash Flows from Financing Activities

Cash used in financing activities during the first six months of fiscal 2020 was a cash outflow of $221.9 million compared to a cash inflow of $7.1 million in the first six months of fiscal 2019. Cash used in financing activities in the first six months of fiscal 2020 primarily related to repurchases of our common shares under our share repurchase programs. Cash provided by financing activities in the first six months of fiscal 2019 related to proceeds from the exercise of stock options, partially offset by share repurchases related to taxes for share-based awards.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2020, we plan to repurchase our common shares, construct new fulfillment centers, open approximately 26 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands (including the launch of the apparel subscription rental service Nuuly), open our new European home office, purchase inventory for our new and existing operating segments at appropriate levels to maintain our planned sales growth, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth. During fiscal 2020, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2020 to be approximately $250 million, a significant portion of which will be to support new fulfillment and distribution centers in Bristol, Pennsylvania, Indiana, Pennsylvania and Europe. All fiscal 2020 capital expenditures are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

During the six months ended July 31, 2019, we implemented changes to our controls as part of the adoption of the accounting standards update that amended the existing accounting standards for lease accounting. These changes included new processes to evaluate and account for leases. There were no other changes in our internal controls over financial reporting during the six months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase programs for the quarter ended July 31, 2019 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2019 through May 31, 2019	5,637,369	$25.93	5,637,369	6,333,957
June 1, 2019 through June 30, 2019	—	—	—	26,333,957
July 1, 2019 through July 31, 2019	—	—	—	26,333,957
Total Fiscal 2020 Second Quarter	5,637,369		5,637,369	26,333,957

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended July 31, 2019, the Company acquired and subsequently retired 1,983 common shares from employees to meet minimum statutory tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

(2)

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a new share repurchase program.

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

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no 000-22754) filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on December 12, 2016.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2019, filed with the Securities and Exchange Commission on September 9, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2019	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 9, 2019	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer