Form 10-Q
period 2019-10-31
URBAN OUTFITTERS INC
filed 2019-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2019

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

Common shares, $0.0001 par value—97,975,343 shares outstanding on December 4, 2019.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$167,070	$358,260	$329,021
Marketable securities	170,697	279,232	237,391
Accounts receivable, net of allowance for doubtful accounts of $1,084, $1,499 and $1,572, respectively	99,971	80,461	90,954
Inventory	531,565	370,507	451,659
Prepaid expenses and other current assets	143,710	114,296	139,774
Total current assets	1,113,013	1,202,756	1,248,799
Property and equipment, net	890,538	796,029	808,883
Operating lease right-of-use assets	1,119,280	—	—
Marketable securities	83,121	57,292	36,033
Deferred income taxes and other assets	114,641	104,438	103,327
Total Assets	$3,320,593	$2,160,515	$2,197,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232,901	$144,414	$191,684
Current portion of operating lease liabilities	213,911	—	—
Accrued expenses, accrued compensation and other current liabilities	264,240	242,230	263,289
Total current liabilities	711,052	386,644	454,973
Non-current portion of operating lease liabilities	1,119,340	—	—
Deferred rent and other liabilities	60,348	284,773	281,460
Total Liabilities	1,890,740	671,417	736,433
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,975,343, 105,642,283 and 107,638,846 shares issued and outstanding, respectively	10	11	11
Additional paid-in-capital	5,201	—	—
Retained earnings	1,454,333	1,516,190	1,492,691
Accumulated other comprehensive loss	(29,691)	(27,103)	(32,093)
Total Shareholders’ Equity	1,429,853	1,489,098	1,460,609
Total Liabilities and Shareholders’ Equity	$3,320,593	$2,160,515	$2,197,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net sales	$987,469	$973,533	$2,814,211	$2,821,675
Cost of sales	666,367	635,835	1,908,178	1,847,473
Gross profit	321,102	337,698	906,033	974,202
Selling, general and administrative expenses	245,833	241,341	712,683	707,097
Income from operations	75,269	96,357	193,350	267,105
Other income, net	576	1,235	6,754	3,061
Income before income taxes	75,845	97,592	200,104	270,166
Income tax expense	20,193	20,072	51,547	58,577
Net income	$55,652	$77,520	$148,557	$211,589
Net income per common share:
Basic	$0.57	$0.71	$1.48	$1.95
Diluted	$0.56	$0.70	$1.47	$1.92
Weighted-average common shares outstanding:
Basic	97,972,864	108,778,483	100,458,726	108,702,575
Diluted	98,628,169	110,262,879	101,147,025	110,149,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net income	$55,652	$77,520	$148,557	$211,589
Other comprehensive income (loss):
Foreign currency translation	7,420	(5,358)	(3,151)	(21,208)
Change in unrealized gains (losses) on marketable securities, net of tax	176	(134)	563	(234)
Total other comprehensive income (loss)	7,596	(5,492)	(2,588)	(21,442)
Comprehensive income	$63,248	$72,028	$145,969	$190,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2019	97,965,012	$10	$—	$1,398,681	$(37,287)	$1,361,404
Comprehensive income	—	—	—	55,652	7,596	63,248
Share-based compensation	—	—	5,346	—	—	5,346
Share-based awards	16,669	—	—	—	—	—
Share repurchases	(6,338)	—	(145)	—	—	(145)
Balances as of October 31, 2019	97,975,343	$10	$5,201	$1,454,333	$(29,691)	$1,429,853

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2018	108,951,308	$11	$18,770	$1,451,492	$(26,601)	$1,443,672
Comprehensive income	—	—	—	77,520	(5,492)	72,028
Share-based compensation	—	—	6,086	—	—	6,086
Share-based awards	282,139	—	598	—	—	598
Share repurchases	(1,594,601)	—	(25,454)	(36,321)	—	(61,775)
Balances as of October 31, 2018	107,638,846	$11	$—	$1,492,691	$(32,093)	$1,460,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	148,557	(2,588)	145,969
Share-based compensation	—	—	16,807	—	—	16,807
Share-based awards	585,658	—	974	—	—	974
Share repurchases	(8,252,598)	(1)	(12,580)	(210,414)	—	(222,995)
Balances as of October 31, 2019	97,975,343	$10	$5,201	$1,454,333	$(29,691)	$1,429,853

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	211,589	(21,442)	190,147
Share-based compensation	—	—	17,076	—	—	17,076
Share-based awards	1,142,897	—	13,618	—	—	13,618
Cumulative effect of change in accounting pronouncements	—	—	—	6,564	—	6,564
Share repurchases	(1,752,619)	—	(31,378)	(36,321)	—	(67,699)
Balances as of October 31, 2018	107,638,846	$11	$—	$1,492,691	$(32,093)	$1,460,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	For the Nine Months Ended
	October 31,
	2019	2018
Cash flows from operating activities:
Net income	$148,557	$211,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,617	89,319
Right-of-use asset amortization	142,210	—
Provision (benefit) for deferred income taxes	211	(10,168)
Share-based compensation expense	16,807	17,076
Loss on disposition of property and equipment, net	819	2,734
Changes in assets and liabilities:
Receivables	(19,550)	(14,664)
Inventory	(161,255)	(104,569)
Prepaid expenses and other assets	(37,228)	(17,748)
Payables, accrued expenses and other liabilities	100,534	96,614
Operating lease liabilities	(153,320)	—
Net cash provided by operating activities	121,402	270,183
Cash flows from investing activities:
Cash paid for property and equipment	(171,121)	(89,979)
Cash paid for marketable securities	(299,322)	(280,153)
Sales and maturities of marketable securities	382,629	211,174
Net cash used in investing activities	(87,814)	(158,958)
Cash flows from financing activities:
Proceeds from the exercise of stock options	974	13,618
Share repurchases related to share repurchase program	(217,421)	(57,512)
Share repurchases related to taxes for share-based awards	(5,574)	(10,187)
Net cash used in financing activities	(222,021)	(54,081)
Effect of exchange rate changes on cash and cash equivalents	(2,757)	(10,343)
(Decrease) increase in cash and cash equivalents	(191,190)	46,801
Cash and cash equivalents at beginning of period	358,260	282,220
Cash and cash equivalents at end of period	$167,070	$329,021
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$56,910	$73,454
Non-cash investing activities—Accrued capital expenditures	$14,769	$13,580

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to the Company’s Wholesale segment customers and franchisees. For the nine month period ended October 31, 2019, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $80,461 and $99,971, respectively. For the nine month period ended October 31, 2018, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $76,962 and $90,954, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2019, the opening and closing balances of contract liabilities were $49,747 and $39,515, respectively. For the nine month period ended October 31, 2018, the opening and closing balances of contract liabilities were $56,637 and $34,253, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2019, the Company recognized $27,416 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2019, January 31, 2019 and October 31, 2018 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2019
Short-term Investments:
Corporate bonds	$125,040	$310	$(12)	$125,338
Municipal and pre-refunded municipal bonds	39,256	38	(14)	39,280
Federal government agencies	1,622	4	—	1,626
Certificates of deposit	2,466	—	—	2,466
Commercial paper	1,987	—	—	1,987
	170,371	352	(26)	170,697
Long-term Investments:
Corporate bonds	45,556	270	(26)	45,800
Municipal and pre-refunded municipal bonds	20,795	13	(35)	20,773
Federal government agencies	6,365	—	(15)	6,350
Mutual funds, held in rabbi trust	7,661	144	(1)	7,804
Certificates of deposit	2,394	—	—	2,394
	82,771	427	(77)	83,121
	$253,142	$779	$(103)	$253,818
As of January 31, 2019
Short-term Investments:
Corporate bonds	$227,287	$24	$(214)	$227,097
Municipal and pre-refunded municipal bonds	43,677	15	(18)	43,674
Federal government agencies	1,458	—	—	1,458
Certificates of deposit	1,050	—	—	1,050
Commercial paper	2,979	—	—	2,979
Treasury bills	2,975	—	(1)	2,974
	279,426	39	(233)	279,232
Long-term Investments:
Corporate bonds	34,265	34	(63)	34,236
Municipal and pre-refunded municipal bonds	7,554	7	(3)	7,558
Federal government agencies	6,603	2	(1)	6,604
Mutual funds, held in rabbi trust	6,301	450	—	6,751
Certificates of deposit	2,143	—	—	2,143
	56,866	493	(67)	57,292
	$336,292	$532	$(300)	$336,524

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2018
Short-term Investments:
Corporate bonds	$200,910	$—	$(466)	$200,444
Municipal and pre-refunded municipal bonds	33,291	—	(59)	33,232
Certificates of deposit	755	—	—	755
Commercial paper	2,960	—	—	2,960
	237,916	—	(525)	237,391
Long-term Investments:
Corporate bonds	24,793	—	(175)	24,618
Municipal and pre-refunded municipal bonds	2,573	—	(7)	2,566
Mutual funds, held in rabbi trust	6,932	—	(473)	6,459
Certificates of deposit	2,390	—	—	2,390
	36,688	—	(655)	36,033
	$274,604	$—	$(1,180)	$273,424

Proceeds from the sales and maturities of available-for-sale securities were $382,629 and $211,174 for the nine months ended October 31, 2019 and 2018, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, net realized gains of $6 and $32 for the three and nine months ended October 31, 2019, respectively, and net realized losses of $3 and $16 for the three and nine months ended October 31, 2018, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other income, net” of $156 and $427 for the three and nine months ended October 31, 2019, respectively, and $328 and $1,479 for the three and nine months ended October 31, 2018, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$171,138	$—	$—	$171,138
Municipal and pre-refunded municipal bonds	—	60,053	—	60,053
Federal government agencies	7,976	—	—	7,976
Mutual funds, held in rabbi trust	7,804	—	—	7,804
Certificates of deposit	—	4,860	—	4,860
Commercial paper	—	1,987	—	1,987
	$186,918	$66,900	$—	$253,818

	Marketable Securities Fair Value as of
	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$261,333	$—	$—	$261,333
Municipal and pre-refunded municipal bonds	—	51,232	—	51,232
Federal government agencies	8,062	—	—	8,062
Mutual funds, held in rabbi trust	6,751	—	—	6,751
Certificates of deposit	—	3,193	—	3,193
Commercial paper	—	2,979	—	2,979
Treasury bills	2,974	—	—	2,974
	$279,120	$57,404	$—	$336,524

	Marketable Securities Fair Value as of
	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$225,062	$—	$—	$225,062
Municipal and pre-refunded municipal bonds	—	35,798	—	35,798
Mutual funds, held in rabbi trust	6,459	—	—	6,459
Certificates of deposit	—	3,145	—	3,145
Commercial paper	—	2,960	—	2,960
	$231,521	$41,903	$—	$273,424

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2019, January 31, 2019 and October 31, 2018.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2019, January 31, 2019 and October 31, 2018, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, lease-related right-of-use assets and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. For the three and nine months ended October 31, 2019 and 2018, impairment charges were zero.

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

As of October 31, 2019, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $14,016.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2019, the Company had outstanding trade letters of credit of $52,283 and available trade letters of credit of $77,717 under these facilities.

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

Total operating lease costs were $68,915 and $202,990 during the three and nine months ended October 31, 2019, respectively. Total variable lease costs were $15,631 and $50,340 during the three and nine months ended October 31, 2019, respectively. Short-term lease costs and sublease income were not material during the three and nine months ended October 31, 2019.

Other information related to leases was as follows:

Nine Months Ended
October 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$218,798
Right-of-use assets obtained in exchange for new operating lease liabilities	$88,260
Weighted-average remaining lease term - operating leases	7.4 years
Weighted-average discount rate - operating leases	6.5%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of October 31, 2019:

Operating
Leases
Fiscal Year
2020 (excluding the nine months ended October 31, 2019)	$74,969
2021	288,259
2022	254,096
2023	227,518
2024	194,737
Thereafter	719,994
Total undiscounted future minimum lease payments	1,759,573
Less imputed interest	(426,322)
Total discounted future minimum lease payments	$1,333,251

As of October 31, 2019, the Company had commitments of approximately $32,598 not included in the amounts above related to eight executed but not yet commenced store leases.

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

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of RSU’s is equal to the stock price on the date of the grant. The fair value of the PSU’s awarded during fiscal 2020 equaled the stock price on the date of the grant. The fair value of the PSU’s awarded during fiscal 2019 was determined using a Monte Carlo simulation. A different methodology was used to value fiscal 2020 grants due to the removal of market-based conditions in the grant provisions. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Stock Options	$349	$604	$1,387	$1,250
Stock Appreciation Rights	—	—	—	4
Performance Stock Units	1,049	1,869	3,260	5,439
Restricted Stock Units	3,948	3,613	12,160	10,383
Total	$5,346	$6,086	$16,807	$17,076

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2019 was as follows:

	Nine Months Ended
	October 31, 2019
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	160,000	$8.67
Stock Appreciation Rights	—	$—
Performance Stock Units	140,000	$30.19
Restricted Stock Units	860,000	$29.97
Total	1,160,000

During the nine months ended October 31, 2019, 40,000 stock options were exercised, 139,999 PSU’s vested and 405,659 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2019 was as follows:

	October 31, 2019
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$821	0.6
Stock Appreciation Rights	—	—
Performance Stock Units	5,660	1.9
Restricted Stock Units	28,321	2.1
Total	$34,802

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Number of common shares repurchased and subsequently retired	—	1,500,000	8,068,196	1,500,000
Total cost	$—	$57,512	$217,421	$57,512
Average cost per share, including commissions	$—	$38.34	$26.95	$38.34

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of October 31, 2019, 26,333,957 common shares were remaining under the programs.

During the nine months ended October 31, 2019, the Company acquired and subsequently retired 184,402 common shares at a total cost of $5,574 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2018, the Company acquired and subsequently retired 252,619 common shares at a total cost of $10,187 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31, 2019			Nine Months Ended October 31, 2019
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(37,496)	$209	$(37,287)	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	7,420	170	7,590	(3,151)	531	(2,620)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	6	—	32	32
Net current-period other comprehensive income (loss)	7,420	176	7,596	(3,151)	563	(2,588)
Balance at end of period	$(30,076)	$385	$(29,691)	$(30,076)	$385	$(29,691)

	Three Months Ended October 31, 2018			Nine Months Ended October 31, 2018
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(26,190)	$(411)	$(26,601)	$(10,340)	$(311)	$(10,651)
Other comprehensive income (loss) before reclassifications	(5,358)	(131)	(5,489)	(21,208)	(218)	(21,426)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	(3)	—	(16)	(16)
Net current-period other comprehensive income (loss)	(5,358)	(134)	(5,492)	(21,208)	(234)	(21,442)
Balance at end of period	$(31,548)	$(545)	$(32,093)	$(31,548)	$(545)	$(32,093)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	97,972,864	108,778,483	100,458,726	108,702,575
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	655,305	1,484,396	688,299	1,446,530
Diluted weighted-average shares outstanding	98,628,169	110,262,879	101,147,025	110,149,105

For the three months ended October 31, 2019 and 2018, awards to purchase 415,000 common shares ranging in price from $28.47 to $46.42 and 240,000 common shares ranging in price from $46.02 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. For the nine months ended October 31, 2019 and 2018, awards to purchase 405,000 common shares ranging in price from $28.47 to $46.42 and 249,167 common shares ranging in price from $37.02 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2019 and 2018 were 370,633 and 742,855 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Subscription segment, consisting of the “Nuuly” brand, is a monthly women’s apparel subscription rental service that launched on July 30, 2019. Prior year expenses related to the Subscription segment that were classified as “Retail operations” and “General corporate expenses” have been reclassified to the Subscription segment as a result of the establishment of the Subscription segment in the first quarter of fiscal 2020. Property and equipment related to the Subscription segment have also been reclassified from the Retail segment.

The Company evaluates the performance of each segment based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for the Retail and Wholesale segments are inventory and property and equipment. The principal identifiable asset for the Subscription segment is property and equipment.

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019. All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net sales
Retail operations	$897,130	$878,869	$2,558,386	$2,556,460
Wholesale operations	93,311	97,732	263,829	273,966
Subscription operations	2,032	—	2,032	—
Intersegment elimination	(5,004)	(3,068)	(10,036)	(8,751)
Total net sales	$987,469	$973,533	$2,814,211	$2,821,675
Income from operations
Retail operations	$83,687	$88,633	$197,378	$246,928
Wholesale operations	10,204	19,150	42,319	53,770
Subscription operations	(6,320)	(1,472)	(11,957)	(2,022)
Intersegment elimination	300	216	549	298
Total segment operating income	87,871	106,527	228,289	298,974
General corporate expenses	(12,602)	(10,170)	(34,939)	(31,869)
Total income from operations	$75,269	$96,357	$193,350	$267,105

	October 31,	January 31,	October 31,
	2019	2019	2018
Inventory
Retail operations	$468,810	$328,783	$413,102
Wholesale operations	62,755	41,724	38,557
Total inventory	$531,565	$370,507	$451,659
Property and equipment, net
Retail operations	$863,234	$791,648	$806,387
Wholesale operations	2,496	2,389	2,431
Subscription operations	24,808	1,992	65
Total property and equipment, net	$890,538	$796,029	$808,883

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net sales
Apparel (1)	$671,142	$663,995	$1,902,782	$1,954,130
Home (2)	146,249	136,483	415,759	386,093
Accessories (3)	124,760	124,966	341,641	342,076
Other (4)	45,318	48,089	154,029	139,376
Total net sales	$987,469	$973,533	$2,814,211	$2,821,675

As a percentage of net sales
Apparel (1)	68%	68%	68%	69%
Home (2)	15%	14%	15%	14%
Accessories (3)	13%	13%	12%	12%
Other (4)	4%	5%	5%	5%
Total net sales	100%	100%	100%	100%

(1) Apparel includes intimates and activewear
(2) Home includes home furnishings, electronics, gifts and decorative items
(3) Accessories includes footwear, jewelry and handbags
(4) Other includes beauty, shipping and handling, the Food and Beverage division and the Subscription segment

Apparel, Home, and Accessories are sold through both the Retail and Wholesale segments. Revenue recognized from the Other category is primarily attributable to the Retail segment.

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2019	2019	2018
Property and equipment, net
Domestic operations	$779,018	$723,400	$734,622
Foreign operations	111,520	72,629	74,261
Total property and equipment, net	$890,538	$796,029	$808,883

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net Sales
Domestic operations	$865,586	$854,347	$2,468,991	$2,467,015
Foreign operations	121,883	119,186	345,220	354,660
Total net sales	$987,469	$973,533	$2,814,211	$2,821,675

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications through a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, sells merchandise through franchisee-owned stores in Israel and the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.4% and 7.7% of consolidated net sales, respectively, for the nine months ended October 31, 2019, compared to 30.2% and 8.1%, respectively, for the comparable period in fiscal 2019.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. APlus by Anthropologie, which was launched during fiscal 2020, is an apparel line that offers an extended size range within certain Anthropologie brand clothing collections. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 38.9% and 1.6% of consolidated net sales, respectively, for the nine months ended October 31, 2019, compared to 38.4% and 1.6%, respectively, for the comparable period in fiscal 2019.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan to open additional Free People stores in Europe that will allow us to expand the presence of the brand internationally. Free People’s North American Retail segment net sales accounted for approximately 12.5% of consolidated net sales for the nine months ended October 31, 2019, compared to approximately 11.7% for the comparable period in fiscal 2019. Free People opened its first European retail stores in the fourth quarter of fiscal 2019. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2019.

The Food and Beverage division focuses on a dining experience that provides excellence in food, beverage and service. The Food and Beverage division net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2019 and the comparable period in fiscal 2019.

Store data for the nine months ended October 31, 2019 was as follows:

	January 31,	Stores	Stores	October 31,
	2019	Opened	Closed	2019
Urban Outfitters
United States	178	1	—	179
Canada	17	—	—	17
Europe	50	3	—	53
Urban Outfitters Global Total	245	4	—	249
Anthropologie Group
United States	204	—	(1)	203
Canada	12	—	(1)	11
Europe	11	6	—	17
Anthropologie Group Global Total	227	6	(2)	231
Free People
United States	127	8	(1)	134
Canada	6	—	—	6
Europe	2	1	—	3
Free People Global Total	135	9	(1)	143
Food and Beverage
United States	13	—	(2)	11
Food and Beverage Total	13	—	(2)	11
Total Company-Owned Stores	620	19	(5)	634
Franchisee-Owned Stores (1)	5	2	—	7
Total URBN	625	21	(5)	641
(1)	Franchisee-owned stores are located in Israel and the United Arab Emirates.

Selling square footage by brand as of October 31, 2019 and 2018 was as follows:

	October 31,	October 31,
	2019	2018	Change
Selling square footage (in thousands):
Urban Outfitters	2,223	2,222	flat
Anthropologie Group	1,790	1,794	-0.2%
Free People	322	297	8.4%
Total URBN (1)	4,335	4,313	0.5%
(1)	Food and Beverage restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally, including enhancing our presence in third-party digital marketplaces, such as Tmall in China and through our franchise partners. The Company is currently party to two franchise agreements for franchise stores in Israel and other Middle Eastern countries.

Projected openings and closings for fiscal 2020 are as follows:

	January 31,	Projected	Projected	January 31,
	2019	Openings	Closings	2020
Urban Outfitters	245	7	(4)	248
Anthropologie Group	227	11	(7)	231
Free People	135	10	(1)	144
Food and Beverage	13	—	(2)	11
Total Company-Owned Stores	620	28	(14)	634
Franchisee-Owned Stores	5	2	—	7
Total URBN	625	30	(14)	641

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,200 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Urban Outfitters wholesale division was established in the third quarter of fiscal 2019. Our Wholesale segment net sales accounted for approximately 9.0% of consolidated net sales for the nine months ended October 31, 2019, compared to 9.4% for the comparable period in fiscal 2019.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces for rent via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like, then swap into new products the following month. Subscribers are also able to purchase the product being rented. Subscription segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2019.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2019, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2019. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. We adopted the new accounting standards related to leases on February 1, 2019, which changed certain accounting policies (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Other than the adoption of the new accounting standards, there have been no significant changes to our critical accounting policies during the nine months ended October 31, 2019.

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Month Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.5	65.3	67.8	65.5
Gross profit	32.5	34.7	32.2	34.5
Selling, general and administrative expenses	24.9	24.8	25.3	25.0
Income from operations	7.6	9.9	6.9	9.5
Other income, net	0.1	0.1	0.2	0.1
Income before income taxes	7.7	10.0	7.1	9.6
Income tax expense	2.1	2.0	1.8	2.1
Net income	5.6%	8.0%	5.3%	7.5%

Three Months Ended October 31, 2019 Compared To Three Months Ended October 31, 2018

Net sales in the third quarter of fiscal 2020 were $987.5 million, compared to $973.5 million in the third quarter of fiscal 2019. The $14.0 million increase was attributable to an $18.4 million, or 2.1%, increase in Retail segment net sales and $2.0 million of Subscription segment net sales, partially offset by a $6.4 million, or 6.7%, decrease in our Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2020 accounted for 90.9% of total net sales compared to 90.3% of total net sales in the third quarter of fiscal 2019.

The increase in our Retail segment net sales during the third quarter of fiscal 2020 was due to an increase of $21.2 million, or 2.5%, in Retail segment comparable net sales, partially offset by a decrease of $2.8 million in non-comparable net sales, including the impact of foreign currency translation and the net impact of store openings and closings since the prior comparable period. Retail segment comparable net sales increased 8.6% at Free People,

3.5% at the Anthropologie Group and were flat at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The increase in Retail segment comparable net sales was driven by growth in the digital channel, partially offset by negative comparable store net sales. The digital channel net sales increase was driven by an increase in conversion rate, sessions and units per transaction, while average order value decreased. Negative comparable store net sales resulted from a decrease in transactions and average unit selling price, partially offset by an increase in units per transaction. Store traffic for the quarter decreased. The decrease in non-comparable net sales was primarily due to the impact of foreign currency translation, partially offset by the impact of opening 30 new Company-owned stores and restaurants and closing 14 Company-owned stores and restaurants since the prior comparable period.

The decrease in Wholesale segment net sales in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, was primarily due to a 9.5% decrease for the Free People brand, as a result of lower sales to North American department stores. This decrease was partially offset by an increase of $1.3 million in Anthropologie Home sales and $1.0 million in Urban Outfitters BDG sales.

Gross profit percentage for the third quarter of fiscal 2020 decreased to 32.5% of net sales, from 34.7% of net sales in the comparable quarter in fiscal 2019. Gross profit decreased to $321.1 million in the third quarter of fiscal 2020 from $337.7 million in the third quarter of fiscal 2019. The decrease in gross profit percentage was driven by higher markdowns, deleverage in delivery and logistics expenses and lower Wholesale segment margins. The higher markdowns were largely driven by underperforming women’s apparel at the Urban Outfitters brand. The deleverage in delivery and logistics expenses is due in part to the increased penetration of the digital channel as well as increased labor expenses attributable to the competitive market for employment in the United States. The lower Wholesale segment margins were primarily due to increased markdowns from department stores.

Total inventory at October 31, 2019 as compared to October 31, 2018, increased by $79.9 million, or 17.7%, to $531.6 million. Comparable Retail segment inventory increased 9.0% at cost. The increase in comparable Retail segment inventory in each of our brands was due in part to early receipts related to the ongoing tariff uncertainty as well as positive comparable Retail segment net sales. The remainder of the increase in total inventory was primarily related to an increase in Wholesale segment inventory.

Selling, general and administrative expenses increased by 1.9%, to $245.8 million, in the third quarter of fiscal 2020, compared to $241.3 million in the third quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 2020 to 24.9% of net sales, compared to 24.8% of net sales for the third quarter of fiscal 2019. The dollar growth was primarily driven by increased marketing expenses to support our digital sales growth and the launch of Nuuly.

Income from operations decreased to 7.6% of net sales, or $75.3 million, for the third quarter of fiscal 2020 compared to 9.9% of net sales, or $96.4 million, for the third quarter of fiscal 2019.

Our effective tax rate for the third quarter of fiscal 2020 was 26.6% of income before income taxes compared to 20.6% of income before income taxes in the third quarter of fiscal 2019. The increase in the effective tax rate was primarily due to the ratio of foreign taxable profits to global taxable profits and the prior year favorable impact of equity activity.

Nine Months Ended October 31, 2019 Compared To Nine Months Ended October 31, 2018

Net sales for the nine months ended October 31, 2019 were $2.81 billion, compared to $2.82 billion in the comparable period of fiscal 2019. The $7.5 million decrease was attributable to an $11.4 million, or 4.3%, decrease in Wholesale segment net sales, partially offset by a $1.9 million, or 0.1%, increase in Retail segment net sales and $2.0 million of Subscription segment net sales. Retail segment net sales for the nine months ended October 31, 2019 accounted for 90.9% of total net sales compared to 90.6% of total net sales in the nine months ended October 31, 2018.

The increase in our Retail segment net sales during the first nine months of fiscal 2020 was due to an increase of $2.0 million, or 0.1%, in Retail segment comparable net sales, partially offset by a decrease of $0.1 million in non-comparable net sales, including the impact of foreign currency translation and the net impact of store openings and closings since the prior comparable period. Retail segment comparable net sales increased 5.7% at Free People, were flat at the Anthropologie Group and decreased 2.0% at Urban Outfitters. Retail segment comparable net sales were flat in North America and decreased in Europe. The increase in Retail segment comparable net sales was driven by growth in the digital channel, partially offset by negative comparable store net sales. The digital channel net sales increase was driven by an increase in sessions and conversion rate, while units per transaction and average order value decreased. Negative comparable store net sales resulted from a decrease in transactions and average unit selling price, partially offset by an increase in units per transaction. Store traffic for the first nine months of fiscal 2020 decreased. The decrease in non-comparable net sales was primarily due to the impact of foreign currency translation, partially offset by the impact of opening 37 new Company-owned stores and restaurants and closing 16 Company-owned stores and restaurants since the prior comparable period.

The decrease in Wholesale segment net sales in the first nine months of fiscal 2020, as compared to the first nine months of fiscal 2019, was due to a 6.5% decrease for the Free People brand, as a result of lower sales to North American department stores. This decrease was partially offset by an increase of $3.1 million in Urban Outfitters BDG sales and $2.3 million in Anthropologie Home sales. The Urban Outfitters wholesale division was launched in the third quarter of fiscal 2019.

Gross profit percentage for the first nine months of fiscal 2020 decreased to 32.2% of net sales, from 34.5% of net sales in the comparable period in fiscal 2019. Gross profit decreased to $906.0 million for the first nine months of fiscal 2020 from $974.2 million in the comparable period in fiscal 2019. The decrease in gross profit percentage was driven by higher markdowns and deleverage in delivery and logistics expenses. The higher markdowns were largely driven by underperforming women’s apparel at the Anthropologie and Urban Outfitters brands. The deleverage in delivery and logistics expenses was primarily due to the increase in penetration of the digital channel.

Selling, general and administrative expenses increased by 0.8%, to $712.7 million, in the first nine months of fiscal 2020, compared to $707.1 million in the first nine months of fiscal 2019. Selling, general and administrative expenses as a percentage of net sales increased in the first nine months of fiscal 2020 to 25.3% of net sales, compared to 25.0% of net sales for the first nine months of fiscal 2019. The dollar growth was primarily driven by increased marketing expenses to support our digital sales growth and the launch of Nuuly.

Income from operations decreased to 6.9% of net sales, or $193.4 million, for the first nine months of fiscal 2020 compared to 9.5% of net sales, or $267.1 million, for the first nine months of fiscal 2019.

Our effective tax rate for the first nine months of fiscal 2020 was 25.8% of income before income taxes compared to 21.7% of income before income taxes in the first nine months of fiscal 2019. The increase in the effective tax rate was primarily due to the ratio of foreign taxable profits to global taxable profits and the prior year favorable impact of equity activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $420.9 million as of October 31, 2019, as compared to $694.8 million as of January 31, 2019 and $602.4 million as of October 31, 2018. During the first nine months of fiscal 2020, we generated $121.4 million in cash from operations, invested $171.1 million in property and equipment and repurchased $217.4 million common shares. Our working capital was $402.0 million at October 31, 2019 compared to $816.1 million at January 31, 2019 and $793.8 million at October 31, 2018. Working capital as of October 31, 2019 was negatively impacted by $213.9 million for the current portion of operating lease liabilities due to the February 1, 2019 adoption of an accounting standards update that amended the accounting standards for lease accounting (see Note 2, “Recent Accounting Pronouncements,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion). Working capital was also negatively impacted by the use of cash and cash equivalents and marketable securities used to repurchase our common shares in fiscal 2019 and the first nine months of fiscal 2020 and fund our capital projects.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers.

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2020 decreased by $148.8 million to $121.4 million from $270.2 million in the first nine months of fiscal 2019. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period decrease in cash flows from operations was primarily due to higher inventory levels and lower net income.

Cash Flows from Investing Activities

Cash used in investing activities during the first nine months of fiscal 2020 decreased by $71.2 million to $87.8 million from $159.0 million in the first nine months of fiscal 2019. Cash used in investing activities in both periods primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Net liquidations of our marketable securities portfolio in the first nine months of fiscal 2020 were used primarily to fund repurchases of our common shares and purchases of property and equipment. Cash paid for property and equipment in the first nine months of fiscal 2020 and 2019 was $171.1 million and $90.0 million, respectively, which was primarily used to construct new fulfillment and distribution centers in the first nine months of fiscal 2020 and expand our store base in fiscal 2019.

Cash Flows from Financing Activities

Cash used in financing activities during the first nine months of fiscal 2020 increased by $167.9 million to $222.0 million from $54.1 million in the first nine months of fiscal 2019. Cash used in financing activities in the first nine months of fiscal 2020 and 2019 primarily related to $217.4 million and $57.5 million, respectively, of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2020, we plan to repurchase our common shares, construct new fulfillment centers, open approximately 28 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands (including the launch of the apparel subscription rental service Nuuly), open our new European home office, purchase inventory for our new and existing operating segments at appropriate levels to maintain our planned sales growth, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth. During fiscal 2020, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2020 to be approximately $250 million, a significant portion of which will be to support new fulfillment and distribution centers in Bristol, Pennsylvania, Indiana, Pennsylvania and Europe. All fiscal 2020 capital expenditures are expected to be financed by cash flow from operating activities. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

During the nine months ended October 31, 2019, we implemented changes to our controls as part of the adoption of the accounting standards update that amended the existing accounting standards for lease accounting. These changes included new processes to evaluate and account for leases. There were no other changes in our internal controls over financial reporting during the nine months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2019, filed with the Securities and Exchange Commission on December 10, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2019	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 10, 2019	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer