Form 10-K
period 2020-01-31
URBAN OUTFITTERS INC
filed 2020-03-31
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,744,868,754.

The number of shares outstanding of the registrant’s common stock on March 25, 2020 was 97,777,322.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: impacts of the coronavirus (COVID-19) pandemic, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions or public health crises such as the coronavirus (COVID-19) pandemic, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with digital sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate (including the uncertainties associated with the U.S. Tax Cuts and Jobs Act), changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2020. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle products and services company that operates a portfolio of global consumer brands comprised of the Anthropologie, Bhldn, Free People, Terrain, Urban Outfitters and Nuuly brands and our Menus & Venues (formerly known as “Food and Beverage”) division. We have achieved compounded annual sales growth of approximately 4% over the past five years, with sales of approximately $4.0 billion during the fiscal year ended January 31, 2020.

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Menus & Venues division. We have over 49 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, primarily through Company-owned stores but also through franchised or third-party operated stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, catalogs, customer contact centers and digital businesses. The Menus & Venues division includes various casual dining concepts.

We operate a Wholesale segment under the Free People, Anthropologie and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and home goods.

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Milestones in our Company’s growth are as follows:

•	1970: First Urban Outfitters store opened near the University of Pennsylvania campus in Philadelphia, Pennsylvania
•	1976: Incorporated in the Commonwealth of Pennsylvania
•	1984: Free People Wholesale division established
•	1992: First Anthropologie store opened in Wayne, Pennsylvania
•	1993: Initial public offering of URBN shares on NASDAQ
•	1998: First European Urban Outfitters store opened in London; Anthropologie website launched
•	1999: Urban Outfitters website launched
•	2002: First Free People store opened in the Garden State Plaza Mall in Paramus, New Jersey

•	2004: Free People website launched
•	2008: First Terrain garden center opened in Glen Mills, Pennsylvania
•	2009: First European Anthropologie store opened in London
•	2011: First Bhldn store opened in Houston, Texas
•	2016: Acquired Vetri Family restaurants in Philadelphia, Pennsylvania
•	2017: Anthropologie Wholesale division established
•	2018: Urban Outfitters Wholesale division established; first Urban Outfitters and Free People franchise stores opened in Israel; first European Free People store opened in Amsterdam
•	2019: Launch of the Nuuly brand, a subscription rental service; first Anthropologie franchise store opened in Israel

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2020 ended on January 31, 2020.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and concerned with acceptance by their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home products, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Stores average approximately 9,000 square feet of selling space. Our stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2020, we operated 248 Urban Outfitters stores, of which 177 were located in the United States, 17 were located in Canada and 54 were located in Europe, and sold merchandise through franchisee-owned stores in Israel and the United Arab Emirates. We plan to open approximately 13 Urban Outfitters stores and close approximately four Urban Outfitters stores due to lease expiration, globally, in fiscal 2021. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan for future digital channel growth to come from expansion domestically and internationally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.5% and 7.9% of consolidated net sales, respectively, for fiscal 2020.

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

As of January 31, 2020, we operated 231 Anthropologie Group stores, of which 200 were located in the United States, 11 were located in Canada and 20 were located in Europe. Stores average approximately 8,000 square feet of selling space. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands, allowing us to present an expanded assortment of products in certain categories, and sell merchandise through a franchisee-owned store in Israel. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately 12 Anthropologie Group stores and close approximately four Anthropologie Group stores due to lease expiration, globally, in fiscal 2021. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan for future digital channel growth to come from expansion domestically and internationally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.2% and 1.7% of consolidated net sales, respectively, for fiscal 2020.

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

As of January 31, 2020, we operated 144 Free People stores, of which 134 were located in the United States, six were located in Canada and four were located in Europe. Free People opened its first European retail stores in fiscal 2019 and sells merchandise through a franchisee-owned store in Israel. We plan to open approximately 13 new Free People stores (including three standalone FP Movement stores) and close approximately one Free People store due to lease expiration, globally, in fiscal 2021. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores (including standalone FP Movement stores) in new and existing markets or entering into additional franchise or joint venture agreements. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan for future digital channel growth to come from expansion domestically and internationally. Free People’s North American and European Retail segment net sales accounted for approximately 12.5% and less than 1.0% of consolidated net sales, respectively, for fiscal 2020.

Menus & Venues. The Menus & Venues division focuses on a dining experience that provides excellence in food, beverage and service. As of January 31, 2020, we operated 11 restaurants, all of which were located in the United States. The Menus & Venues division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2020.

Wholesale Segment

The Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands. The Wholesale segment was established in 1984 with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Anthropologie wholesale division, established in fiscal 2018, designs and sells home goods including gifts, tabletop and textiles to select department stores. The Urban Outfitters wholesale division, established in fiscal 2019, designs and sells the BDG apparel collection to select department stores. We display our wholesale products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. During fiscal 2020, the Wholesale segment’s range of young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods, including gifts, tabletop and textiles, under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand were sold through approximately 2,300 department and specialty stores worldwide, including Macy’s, Nordstrom, Dillard’s, Selfridge’s, third-party digital businesses and our Retail segment. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in New York City, Los Angeles, Chicago and London. Our Wholesale segment net sales accounted for approximately 8.2% of consolidated net sales for fiscal 2020.

Subscription Segment

Nuuly. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like, then swap into new products the following month. Subscribers are also able to purchase the rented product. Subscription segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2020.

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

Merchandise

Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home products, electronics and beauty. Our Anthropologie brand product offerings include women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. Our Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our Nuuly brand allows subscribers to select women’s apparel from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media. We refresh this media as frequently as daily to reflect the most cutting edge changes in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations, rather than traditional forms of advertising such as print, radio and television media. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We plan for our catalog circulation to remain consistent in fiscal 2021 as we continue to increase our emphasis on digital marketing. We also are active in social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Instagram, Facebook, Twitter, Pinterest, YouTube, Snapchat, Tumblr and our own mobile applications, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they also allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

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

The Anthropologie brand offers AnthroPerks. AnthroPerks is a customer loyalty program that is designed to deliver benefits and experiences to help make our customers’ shopping journey in-store and online easier and more inspirational. Members are given free shipping benefits, birthday discounts, receipt look up, exclusive offers, early access to special collections and invitations to “only at Anthro” experiences.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label and exclusive merchandise. To keep our future inventory levels lean and maintain a lower merchandise weeks of supply on hand, we plan to continue to quicken our supply chain capabilities and place more frequent merchandise orders at lower quantities. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns (including global pandemics such as COVID-19), acts of terrorism, natural disasters, port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, the effects of Brexit, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2020, we purchased merchandise from approximately 5,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. We do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution center in Gap, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. We also lease a 214,500 square foot distribution center located in Reno, Nevada that receives and distributes the remaining half of our retail store merchandise.

In fiscal 2020, we completed construction on an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, which we own and operate. The center primarily stores and distributes home products, home furnishings and electronics.

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

In fiscal 2019, we signed a lease for a 309,000 square foot fulfillment center located in Bristol, Pennsylvania, to conduct our Subscription segment operations. Construction was completed and operations commenced in fiscal 2020.

We lease separate distribution and fulfillment centers each located in Rushden, England. Our 98,000 square foot distribution center supports our entire European store base and our 142,000 square foot fulfillment center primarily provides fulfillment services for our European Retail segment and global Wholesale segment customers. We are nearing maximum capacity at these centers and during fiscal 2020 began construction on an omni-channel fulfillment center in Peterborough, England that will support our stores and digital and wholesale channels. We own the facility, which is approximately 400,000 square feet. Construction is expected to be completed during fiscal 2022.

In fiscal 2020, we signed an agreement with a third-party logistics provider in China to store and distribute merchandise sold through our relationship with a third-party digital marketplace.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our digital channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our in-house customer contact center and fulfillment functions. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. Our Subscription segment uses a custom-built digital platform that helps us manage merchandising functions, customer information and service, financial accounting and fulfillment of customer orders. We have a second fully redundant data center located in our Reno fulfillment center that functions as a disaster recovery site for our digital, data communication and other business critical systems.

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

Our Subscription segment operates in an evolving apparel subscription rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Bhldn,” “Terrain,” “Vetri,” “BDG” and “FP Movement.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Employees

As of January 31, 2020, we employed approximately 24,000 people, approximately 40% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment, 1% work in the Subscription segment and the remaining 98% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

Financial Information about Operations

We aggregate our operations into three reportable segments, the Retail segment, the Wholesale segment and the Subscription segment. See Note 17, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Financial Information about Geographical Areas

See Note 17, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding net sales and long-lived assets from domestic and foreign operations.

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

Item 1A. Risk Factors

The recent Coronavirus outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and will adversely affect our business operations globally, store traffic, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of the Coronavirus (“COVID-19”) continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, we announced that we temporarily closed all stores globally and have since extended the temporary closures until further notice. There is significant uncertainty around the breadth and duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores once they re-open. While our distribution and fulfillment centers currently remain open, there is risk that any of these facilities: 1) may become less productive or encounter disruptions due to employees at the facilities becoming infected with the virus; and/or 2) are no longer allowed to operate based on directives from public health officials or government authorities. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. In our offices globally, we have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business. Additionally, to the extent COVID-19 adversely impacts the operations of our Wholesale segment customers, it could negatively impact our sales and collection of accounts receivables from such customers. On March 31, 2020, we announced we are furloughing a substantial number of store, wholesale and home office employees for 60 days beginning April 1, 2020.  We also announced taking many additional measures to protect our financial position and increase financial flexibility.

Our reportable segments are sensitive to economic conditions, market disruptions and other factors that affect consumer confidence and discretionary spending.

We are subject to numerous business risk factors. Consumer purchases and rentals of discretionary retail items and specialty retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations.

Economic conditions, both on a global level and in particular markets, may have significant effects on consumer confidence and discretionary spending that would in turn, affect our business or the retail industry generally. Some of these economic conditions include wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, volatility in credit markets, credit availability, political and economic crises and other macroeconomic factors. These factors may affect consumer purchases and rentals of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect department stores and specialty retail businesses and impact their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

In addition, there is a risk that consumer confidence may decline as a result of market disruptions caused by severe weather conditions, unseasonable weather, natural disasters, health hazards, actual or threatened health epidemics and pandemics (such as COVID-19), terrorist activities, political crises or other major events or the prospect of these events, which could negatively impact our financial position and results of operations. The recovery we receive under any insurance we maintain for these purposes may be delayed or may be insufficient to fully offset potential losses.

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

Compared to our Retail and Subscription segments, our Wholesale segment is more sensitive to changes in fashion trends because of longer lead times in the manufacturing and sale of its apparel. Our fashion decisions, if unsuccessfully forecasted, constitute a material risk and may have an adverse effect on our financial condition and results of operations.

We may not be successful in expanding our business, executing our omni-channel strategy, opening new retail stores or extending our existing store leases.

The retail environment is rapidly evolving with customer shopping preferences continuing to shift to digital channels. We have made significant investments in capital spending and labor to develop our omni-channel strategy pursuant to which all available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. As omni-channel retailing continues to grow and evolve, our customers increasingly interact with our brands through a variety of media, including smart phones and tablets, and expect seamless integration across all touchpoints. Our success depends on our ability to introduce innovative means of engaging our customers and our ability to respond to shifting consumer traffic patterns and digital buying trends. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and omni-channel initiatives, or that we will realize a return on our significant investments, and failure to adequately respond to these risks and uncertainties or to successfully maintain and expand our digital business may have an adverse impact on our results of operations.

Our growth strategy also depends on our ability to open and operate new retail stores on a profitable basis and to effectively extend our existing store leases. There can be no assurance that these stores will achieve long term success.

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

Existing and increased competition in the specialty retail, wholesale apparel and apparel subscription rental industries may reduce our net revenues, profits and market share.

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

Additionally, the internet and other technologies facilitate competitive entry and comparison shopping in our Retail and Subscription segments. Our digital channel competes against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites. We offer an omni-channel shopping experience for our customers and use social media and mobile applications as a way to interact with them to enhance their shopping experiences. Omni-channel retailing is constantly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and respond to shifting consumer traffic patterns and digital buying trends. Our inability to adequately respond to these risks and uncertainties or successfully maintain and expand our digital business could have an adverse impact on our results of operations.

In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors. Our Wholesale segment competes with numerous wholesale companies, many of whose products have a wider distribution, based on the quality, fashion and price of its product offerings. Our Subscription segment operates in an evolving apparel subscription rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers. New competitors frequently enter, and existing competitors enter or increase their presence in, the markets in which we operate, expand their merchandise offerings, add new sales channels or change their pricing strategies, all of which affect the competitive landscape. In addition, many of our competitors have greater name recognition and greater financial, marketing and other resources than us.

We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Changing economic and retail environments may result in our competitors forcing a markdown or promotional sales environment, which could impair our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful expanding our business internationally and our ability to conduct business in international markets may be adversely affected by legal, regulatory, political, economic, and public health risks.

Our current growth strategy includes plans to continue to open new stores, expand our digital marketing and grow our wholesale customer base and retail and digital presence internationally over the next several years. As we seek to expand internationally, we face competition from more established international competitors. In addition, international stores and digital operations have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ internationally, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with those we anticipate. Additionally, our ability to conduct business internationally may be adversely impacted by political, economic, and public health risks (such as the COVID-19 pandemic), as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

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

As we continue to expand our international operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, including the U.K. Bribery Act. We are required to ensure compliance with these laws. Violations of these laws could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

On January 31, 2020, the United Kingdom formally exited the European Union, commonly referred to as “Brexit.” A transition period is in place until December 31, 2020, during which time the United Kingdom will remain in both the European Union customs union and single market and follow European Union rules. Following this date, there is significant uncertainty over the terms of the United Kingdom’s future relationship with the European Union. The United Kingdom’s withdrawal from the European Union has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. The withdrawal could significantly disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom’s exit from the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the consequences of the United Kingdom’s withdrawal could adversely impact consumer and investor confidence, particularly in the United Kingdom, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could adversely impact our business.

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

Our retail store and distribution and fulfillment center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, wage actions by other retailers may require us to increase wage rates in order to attract and retain talented employees. Labor shortages, increased employee turnover and our inability to successfully implement our expanded format store strategy could also increase our labor costs. This in turn could lead us to increase prices, which could adversely impact our sales. We are also subject to risks related to other store and distribution and fulfillment center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Damage or disruption to our distribution or fulfillment centers could have material adverse effects on our operations.

We operate eight distribution and fulfillment centers worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. We utilize a third-party logistics provider to store and distribute merchandise for our Asia digital operations. The merchandise purchased for our United States and Canadian retail store operations is shipped directly to our distribution centers in Gap, Pennsylvania and Reno, Nevada. Merchandise purchased for our digital operations is shipped directly to our fulfillment centers in Gap, Pennsylvania, Reno, Nevada and Indiana, Pennsylvania. Merchandise purchased for our wholesale operations is shipped directly to our fulfillment centers in Gap, Pennsylvania and Rushden, England. The merchandise purchased for our Europe retail and digital operations is shipped to Rushden, England. Merchandise purchased for our Subscription segment is shipped directly to our fulfillment center in Bristol, Pennsylvania.  Damage to, or disruption of the operations at, any of these centers due to work stoppages, system failures, accidents, economic or weather conditions, natural disasters, demographic and population changes, health epidemics, as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

We rely significantly on international sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. The majority of these purchases are settled in U.S. dollars. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their products, the following risks may adversely impact our business:

•

Any event causing a disruption of imports, including the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns, including COVID-19, which the World Health Organization declared a global pandemic on March 11, 2020, acts of terrorism, natural disasters and port security considerations or labor disputes;

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

•	Changes resulting from the United States-Mexico-Canada Agreement (USMCA), which was signed on November 30, 2018 and will replace the North American Free Trade Agreement once ratified;
•	Significant labor issues, such as strikes at any of our ports in the United States, which could make it difficult or impossible for us to bring foreign-sourced products into the United States;
•	Financial or political instability in any of the countries in which the products we purchase are manufactured, if the instability affects the production or export of merchandise from those countries;
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

War, terrorism, civil unrest, other violence, or public health crises may negatively impact availability of merchandise and/or otherwise adversely impact our business.

In the event of war, terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “—We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and fulfillment centers and stores, as well as fulfilling catalog, website and mobile application orders. Our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks, civil unrest, or health epidemics and pandemics (such as COVID-19) involving public areas could cause people not to visit areas where our stores are located. In addition, other types of violence in malls or in other public areas could lead to lower customer traffic in areas in which we operate stores. If any of these events were to occur, we may be required to suspend operations in some or all of our stores in the impacted areas, which could have a material adverse impact on our business, financial condition and results of operations.

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

We rely on information technology systems, and a material disruption or failure of such systems could adversely affect our business.

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

A number of factors influence our effective income tax rate, including changes in tax law, tax treaties, interpretation of existing laws, changes in generally accepted accounting principles and related accounting pronouncements, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net income. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate. Moreover, there are still some uncertainties associated with the major changes in U.S. tax law that were enacted in December 2017 (the Tax Cuts and Job Act (the “Tax Act”)), which could have adverse effects on us.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. As a result, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals, known as “conflict minerals,” that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. We have developed a framework and management system and continuously undertake due diligence efforts on our supply chain. We have and expect to continue to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require that all of the components of our products be certified as conflict-free. An inability to satisfy these requirements could place us at a competitive disadvantage. There is uncertainty about the future of the regulations related to “conflict minerals” as a result of legal challenges and statements by the SEC. We filed our most recent annual Specialized Disclosure Report on Form SD with respect to these minerals on May 31, 2019, as required by the rules.

Item 1B. Unresolved Staff Comments

We have no outstanding comments with the staff of the SEC.

Item 2. Properties

Since 2006, our North American home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard campus allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. Our North American home offices are approximately 575,000 square feet, and we own or have options to purchase adjacent buildings that would allow for additional expansion if necessary.

Our three European home offices were consolidated into one location on the former Truman Brewery Site in London, England during the fourth quarter of fiscal 2020. The new office is approximately 70,000 square feet and houses all of our brand and shared leadership teams as well as a wholesale showroom and photo studio. The term of this lease is set to expire in July 2029, and we have the option to renew for up to an additional 10 years. The lease terms for two of the previously used offices in London, England, expire in 2023 and 2024, and total approximately 14,000 square feet. We are exploring options such as lease assignment and subleasing to mitigate costs from these locations.

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

In fiscal 2020, we completed construction on an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, which we own and operate. The center primarily stores and distributes certain home products, home furnishings and electronics and includes a customer contact center.

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

In fiscal 2019, we signed a lease for a 309,000 square foot fulfillment center located in Bristol, Pennsylvania, to conduct our Subscription segment operations. Construction was completed and operations commenced in fiscal 2020. The term of this lease is set to expire in July 2034, and we have options to renew for up to an additional ten years.

We lease separate distribution and fulfillment centers each located in Rushden, England to support our retail and digital channels in Europe and global Wholesale segment customers. The distribution center occupies approximately 98,000 square feet and the fulfillment center occupies approximately 142,000 square feet, which also includes our European customer contact center. The terms of both leases are set to expire in September 2020. We are nearing maximum capacity at these centers and during fiscal 2020 began construction on an omni-channel fulfillment center in Peterborough, England that will support our stores and digital and wholesale channels. We own the facility, which is approximately 400,000 square feet. Construction is expected to be completed during fiscal 2022. We anticipate extending the lease terms on the existing Rushden facilities so that they expire with the beginning of operations in Peterborough.

In fiscal 2020, we signed an agreement with a third-party logistics provider in China to store and distribute merchandise sold through our relationship with a third-party digital marketplace.

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

All of our stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2020, by Urban Outfitters, the Anthropologie Group and Free People was approximately 2,218,000, 1,776,000, and 325,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for the Anthropologie Group and 2,000 for Free People. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail locations, as of January 31, 2020:

	Urban Outfitters	Anthropologie Group	Free People	Menus & Venues	Total
United States	177	200	134	11	522
Canada	17	11	6	—	34
Europe	54	20	4	—	78
Total Company-Owned Stores	248	231	144	11	634
Franchisee-Owned Stores (1)	5	1	1	—	7
Total URBN	253	232	145	11	641
(1)	Franchisee-owned stores are located in Israel and the United Arab Emirates.

In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in New York City, Los Angeles, Chicago and London that are leased through 2023, 2024, 2028 and 2029, respectively.

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

Holders of Record

On March 25, 2020 there were 89 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

All of the Company’s equity compensation plans have been approved by its shareholders. See Note 11, “Share-Based Compensation,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the Company’s equity compensation plans and outstanding awards.

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2015 and ending January 31, 2020, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	Base Period Jan-15	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-16	Jan-17	Jan-18	Jan-19	Jan-20
Urban Outfitters, Inc.	$100.00	$65.63	$76.13	$97.84	$92.65	$73.43
S&P 500	$100.00	$99.33	$119.24	$150.73	$147.24	$179.17
S&P 500 Apparel Retail	$100.00	$111.54	$82.45	$80.06	$61.65	$60.65

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

	Fiscal Year Ended January 31,
	2020	2019	2018	2017	2016
	(in thousands, except share amounts and per share data)
Income Statement Data:
Net sales	$3,983,789	$3,950,623	$3,616,014	$3,545,794	$3,445,134
Gross profit	1,239,826	1,346,712	1,175,507	1,244,613	1,201,902
Income from operations	231,925	381,313	259,892	338,527	353,579
Net income (1)	168,096	298,003	108,263	218,120	224,489
Net income per common share—basic (1)	$1.68	$2.75	$0.97	$1.87	$1.79
Weighted average common shares outstanding—basic	99,833,011	108,303,594	111,887,308	116,873,023	125,232,499
Net income per common share—diluted (1)	$1.67	$2.72	$0.96	$1.86	$1.78
Weighted average common shares outstanding—diluted	100,588,677	109,706,007	112,367,924	117,291,117	126,013,414
Balance Sheet Data:
Working capital (2)	$414,626	$816,112	$618,543	$528,469	$505,130
Total assets (2)	3,315,633	2,160,515	1,952,780	1,902,637	1,833,301
Total liabilities (2)	1,860,278	671,417	651,877	589,553	696,074
Total shareholders’ equity	$1,455,355	$1,489,098	$1,300,903	$1,313,084	$1,137,227

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

(2)

On February 1, 2019, we adopted an accounting standards update that amended the accounting standards for lease accounting. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain and Urban Outfitters brands and our Menus & Venues (formerly known as “Food and Beverage”) division. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, Anthropologie and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and home goods. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2020 ended on January 31, 2020.

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

We monitor Retail segment metrics including customer traffic and average units per transaction at our stores, websites and mobile applications. We additionally monitor average unit selling price and transactions at our stores and average order value and conversion rates on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, sells merchandise through franchisee-owned stores in Israel and the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.5% and 7.9% of consolidated net sales, respectively, for fiscal 2020, compared to 30.5% and 8.2%, respectively, for fiscal 2019.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. APlus by Anthropologie, which was launched during fiscal 2020, is an apparel line that offers an extended size range within certain Anthropologie brand clothing collections. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 39.2% and 1.7% of consolidated net sales, respectively, for fiscal 2020, compared to 38.6% and 1.7%, respectively, for fiscal 2019.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. We plan to open three standalone FP Movement stores in fiscal 2021 and expect to open more in the future. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Free People opened its first European retail stores in fiscal 2019. Free People’s North American Retail segment net sales accounted for approximately 12.5% of consolidated net sales for fiscal 2020, compared to approximately 11.6% for fiscal 2019. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2020 and fiscal 2019.

The Menus & Venues division focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues division net sales accounted for less than 1.0% of consolidated net sales for fiscal 2020 and fiscal 2019.

Net sales from the Retail segment accounted for approximately 91.6%, 91.2% and 91.3% of total consolidated net sales for fiscal 2020, 2019 and 2018, respectively.

Store data for fiscal 2020 was as follows:

	January 31,	Stores	Stores	January 31,
	2019	Opened	Closed	2020
Urban Outfitters
United States	178	3	(4)	177
Canada	17	—	—	17
Europe	50	4	—	54
Urban Outfitters Global Total	245	7	(4)	248
Anthropologie Group
United States	204	—	(4)	200
Canada	12	—	(1)	11
Europe	11	9	—	20
Anthropologie Group Global Total	227	9	(5)	231
Free People
United States	127	8	(1)	134
Canada	6	—	—	6
Europe	2	2	—	4
Free People Global Total	135	10	(1)	144
Menus & Venues
United States	13	—	(2)	11
Menus & Venues Total	13	—	(2)	11
Total Company-Owned Stores	620	26	(12)	634
Franchisee-Owned Stores (1)	5	2	—	7
Total URBN	625	28	(12)	641
(1)	Franchisee-owned stores are located in Israel and the United Arab Emirates.

Selling square footage by brand as of January 31, 2020 and January 31, 2019 was as follows:

	January 31,	January 31,
	2020	2019	Change
Selling square footage (in thousands):
Urban Outfitters	2,218	2,196	1.0%
Anthropologie Group	1,776	1,789	-0.7%
Free People	325	300	8.3%
Total URBN (1)	4,319	4,285	0.8%
(1)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores (including standalone FP Movement stores) in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2021 are as follows:

	January 31,	Projected	Projected	January 31,
	2020	Openings	Closings	2021
Urban Outfitters	248	13	(4)	257
Anthropologie Group	231	12	(4)	239
Free People (1)	144	13	(1)	156
Menus & Venues	11	—	—	11
Total Company-Owned Stores	634	38	(9)	663
Franchisee-Owned Stores	7	3	—	10
Total URBN (2)	641	41	(9)	673
(1)	Includes three standalone FP Movement stores.
(2)	All projected openings are currently being evaluated due to the recent COVID-19 pandemic.

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,300 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Anthropologie wholesale division was established in fiscal 2018 and the Urban Outfitters wholesale division was established in fiscal 2019. Our Wholesale segment net sales accounted for approximately 8.2% of consolidated net sales for fiscal 2020, compared to 8.8% for fiscal 2019.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like, then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Subscription segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2020.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. We have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we will recognize merchandise revenue for the Retail segment for our single performance obligation at the point of sale or at the time of shipment, which is when transfer of control to the customer occurs. A Subscription segment customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. We recognize merchandise revenue for the Subscription segment for our single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card, gift card or alternative payment method (such as Afterpay and Alipay). Uncollectible accounts receivable primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments. Payment terms in our Wholesale segment vary by customer with the most common being a net 30-day policy.

Menus & Venues: Revenue from restaurant sales and events is recognized upon completion of the service, when we satisfy our single performance obligation. Customer deposits may be received in advance for events, which represents a contract liability until we satisfy our performance obligation.

Subscription Fees: Revenue for the Subscription segment is generated through monthly subscription fees and the purchase of merchandise in a customer’s possession. The monthly subscription rental fee is recognized as revenue on the date the customer is billed, which is the monthly anniversary of when the customer initially signed up for the subscription rental service. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold. Merchandise sales to Subscription segment customers are discussed above under Merchandise.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. Beginning February 1, 2018, with the adoption of the accounting standards update for revenue from contracts with customers, costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2020 and 2019, reserves for estimated sales returns totaled $51.4 million and $52.0 million, representing 2.8% and 7.7% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventory to increase over time as we increase our sales. The majority of inventory at January 31, 2020 and 2019 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2020 and 2019 totaled $409.5 million and $370.5 million, representing 12.4% and 17.1% of total assets, respectively.

Rental Product

The cost of our Subscription segment rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. We make assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Rental product represented less than 1.0% of total assets at January 31, 2020.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

We review the carrying values of our definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. Goodwill has been assigned to reporting units for purposes of impairment testing. We evaluate goodwill annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of the reporting unit may exceed the fair value of the reporting unit. In assessing an asset for potential impairment, we make estimates regarding future operating results, cash flows and estimated useful life. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. During fiscal 2020, we recorded impairment charges for eight retail locations, totaling $14.6 million, with a carrying value after impairment of $51.9 million primarily related to the right-of-use assets. During fiscal 2019, we recorded impairment charges for four retail locations, totaling $3.5 million. During fiscal 2018, we recorded impairment charges for ten retail locations, totaling $11.4 million. During our assessment of current and future performance, it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets. During fiscal 2020, we evaluated the fair value of the Menus & Venues division as compared to the carrying value and determined that the goodwill assigned to the reporting unit is impaired in full, resulting in a goodwill impairment charge of $13.9 million.

Leases

On February 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards update that amended the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for both operating and finance leases. We adopted the new guidance using a modified retrospective approach at the beginning of the period of adoption. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion of the adoption.

We have operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. We sublease certain properties to third parties. We have elected not to record a lease liability and right-of-use asset for leases with original terms of 12 months or less. We have elected the practical expedient to not separate non-lease components from lease components as it pertains to real estate leases.

Store leases have remaining lease terms that range from less than one year up to 15 years, some of which contain options to extend the lease for one or two 5-year periods. Payments related to a renewal period are included in the lease liability and right-of-use asset only when we are reasonably certain that we will exercise the option to renew the lease for an extended period of time. Certain leases may contain variable lease payments such as rent based on a percentage of net sales. Variable lease payments may be subject to a breakpoint threshold of fixed rent. Variable lease payments, other than those that depend on an index or a rate, are not included in the measurement of the lease liability. The lease liability is calculated at the present value of certain future payments, discounted using our incremental borrowing rate, which approximates the rate of interest we would pay to borrow an amount equal to the lease payments on a fully collateralized basis over a similar term. Significant judgment is used in determining the incremental borrowing rate related to estimates for credit rating, credit spread and the impact of collateral. We developed incremental borrowing rates at a lease portfolio level. The right-of-use asset is initially equal to the value of the lease liability less any amounts received from the landlord as incentives or tenant improvement allowances.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2020 and January 31, 2019 totaled $51.1 million and $52.9 million, respectively, representing 1.5% and 2.4% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $13.5 million as of January 31, 2020 and $3.9 million as of January 31, 2019. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a further description of provisional amounts recorded related to the Tax Act in fiscal 2019 and fiscal 2018.

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

A Black-Scholes model was used to determine the fair value of our stock options granted in the fiscal years ended January 31, 2020 and 2019. A Monte Carlo simulation was used to determine the fair value of our stock options granted in the fiscal year ended January 31, 2018. A different model was used to value fiscal 2020 and 2019 grants due to changes in grant provisions. Both models use assumptions including the risk-free rate of interest, expected volatility of our stock price and expected life of the awards. The fair value of the performance-based awards granted during fiscal 2020 equaled the stock price on the date of the grant. A Monte Carlo simulation was used to determine the fair value of performance-based awards granted during fiscal 2019 and fiscal 2018. A different methodology was used to value fiscal 2020 grants due to the removal of certain conditions in the grant provisions. We review our assumptions and the valuations provided by independent third-party valuation advisors in order to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

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

Results of Operations

As a Percentage of Net Sales

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment)	68.5	65.8	67.2
Store impairment (1)	0.4	0.1	0.3
Gross profit	31.1	34.1	32.5
Selling, general and administrative expenses	25.0	24.4	25.3
Goodwill impairment (2)	0.3	—	—
Income from operations	5.8	9.7	7.2
Interest income	0.3	0.2	0.1
Other income	—	—	—
Other expenses	(0.1)	(0.1)	(0.1)
Income before income taxes	6.0	9.8	7.2
Income tax expense (3)	1.8	2.3	4.2
Net income	4.2%	7.5%	3.0%
Period over Period Change:
Net sales	0.8%	9.3%	2.0%
Gross profit	-7.9%	14.6%	-5.6%
Income from operations	-39.2%	46.7%	-23.2%
Net income	-43.6%	175.3%	-50.4%

(1)

During fiscal 2020, we recorded store impairment charges for eight retail locations, totaling $14.6 million. During fiscal 2019, we recorded store impairment charges for four retail locations, totaling $3.5 million. During fiscal 2018, we recorded store impairment charges for ten retail locations, totaling $11.4 million.

(2)	During fiscal 2020, we recorded a charge of $13.9 million related to goodwill impairment of the Menus & Venues division.
(3)

During fiscal 2018, we recorded an additional $64.7 million in income tax expense related to a one-time charge on foreign earnings and profits and statutory rate changes on deferred taxes in relation to the Tax Act. During fiscal 2019, we recorded an additional $1.2 million in income tax expense to adjust our initial provisional estimates for the Tax Act in our provision for income taxes.

Fiscal 2020 Compared to Fiscal 2019

Net sales in fiscal 2020 increased by 0.8% to $3.98 billion, from $3.95 billion in fiscal 2019. The $33.2 million increase was attributable to a $44.8 million, or 1.2%, increase in Retail segment net sales and $8.0 million in Subscription segment net sales, partially offset by a $19.6 million, or 5.7%, decrease in Wholesale segment net sales. Retail segment net sales for fiscal 2020 accounted for 91.6% of total net sales compared to 91.2% of total net sales during fiscal 2019.

The growth in our Retail segment net sales during fiscal 2020 was due to an increase of $41.5 million, or 1.2%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $3.3 million in non-comparable net sales, including new store and franchise net sales partially offset by the negative impact of foreign currency translation. Retail segment comparable net sales increased 6.6% at Free People and 2.2% at the Anthropologie Group and decreased by 1.4% at Urban Outfitters. Retail segment comparable net sales increased in North America but declined in Europe. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel, partially offset by negative comparable store net sales. The digital channel net sales increase was driven by increases in sessions and conversion rate, while average order value and units per transaction decreased. Negative comparable store net sales resulted from a decrease in average unit selling price and transactions, partially offset by an increase in units per transaction. Store traffic for fiscal 2020 decreased. The increase in net sales attributable to non-comparable sales was primarily due to the net impact of opening 44 new stores and restaurants and closing 23 stores and restaurants since the prior comparable period and an increase in franchise net sales due to the opening of two franchisee-owned stores during fiscal 2020 and the impact of full year operations of franchisee-owned stores opened during fiscal 2019, partially offset by the negative impact of foreign currency translation.

The decrease in Wholesale segment net sales during fiscal 2020, as compared to fiscal 2019, was due to a decrease of 7.7% for the Free People brand, primarily resulting from lower sales to North American department stores. This decrease was partially offset by an increase of $3.8 million in Urban Outfitters BDG sales and $2.6 million in Anthropologie Home sales. The Urban Outfitters wholesale division was launched in the third quarter of fiscal 2019.

Gross profit percentage in fiscal 2020 decreased to 31.1% of net sales, from 34.1% of net sales in fiscal 2019. Gross profit decreased to $1.24 billion in fiscal 2020 compared to $1.35 billion in fiscal 2019. The decrease in gross profit percentage was primarily driven by higher Retail segment markdowns and deleverage in delivery and logistics expenses. The higher Retail segment markdowns were largely driven by underperforming product at the Urban Outfitters and Anthropologie brands. The deleverage in delivery and logistics expenses was primarily due to the increase in penetration of the digital channel. Additionally, store impairment charges were $14.6 million in fiscal 2020 related to eight retail locations and $3.5 million in fiscal 2019 related to four retail locations.

Total inventory at January 31, 2020 increased by $39.0 million, or 10.5%, to $409.5 million from $370.5 million at January 31, 2019. Comparable Retail segment inventory was flat at cost. The total inventory increase was primarily related to an increase in Wholesale segment inventory.

Selling, general and administrative expenses increased by $28.6 million, or 3.0%, to $994.0 million, in fiscal 2020, from $965.4 million in fiscal 2019. Selling, general and administrative expenses as a percentage of net sales increased in fiscal 2020 to 25.0% of net sales, compared to 24.4% of net sales for fiscal 2019. The dollar growth and deleverage in selling, general and administrative expenses was primarily driven by increased marketing expenses supporting our digital sales growth and new business initiatives.  During fiscal 2020, we recorded a charge of approximately $13.9 million related to goodwill impairment of the Menus & Venues division.

Income from operations decreased to 5.8% of net sales, or $231.9 million, for fiscal 2020 compared to 9.7%, or $381.3 million, for fiscal 2019.

Our effective tax rate for fiscal 2020 was 29.9% of income before income taxes compared to 22.7% of income before income taxes in fiscal 2019. The increase in the effective tax rate for fiscal 2020 was primarily due to the ratio of foreign taxable profits to global taxable profits and an increase in valuation allowances attributable to net losses of certain foreign operations. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2019 Compared to Fiscal 2018

Net sales in fiscal 2019 increased by 9.3% to $3.95 billion, from $3.62 billion in fiscal 2018. The $334.6 million increase was attributable to a $304.5 million, or 9.2%, increase in Retail segment net sales and a $30.1 million, or 9.5%, increase in Wholesale segment net sales. Retail segment net sales for fiscal 2019 accounted for 91.2% of total net sales compared to 91.3% of total net sales during fiscal 2018.

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

Our effective tax rate for fiscal 2019 was 22.7% of income before income taxes compared to 58.6% of income before income taxes in fiscal 2018. The decrease in the effective tax rate was primarily due to a one-time expense related to the Tax Act in fiscal 2018 of $64.7 million, which was nonrecurring, and the decrease in federal corporate income tax rate enacted as part of the Tax Act. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $530.4 million as of January 31, 2020, as compared to $694.8 million as of January 31, 2019 and $506.0 million as of January 31, 2018. During fiscal 2020, we generated $273.9 million in cash from operations, invested $217.4 million in property and equipment and repurchased $217.4 million in common shares under our share repurchase programs. Our working capital was $414.6 million at January 31, 2020 compared to $816.1 million at January 31, 2019 and $618.5 million at January 31, 2018. Working capital as of January 31, 2020 was negatively impacted by $221.6 million for the current portion of operating lease liabilities due to the February 1, 2019 adoption of an accounting standards update that amended the accounting standards for lease accounting (see Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion). Working capital was also negatively impacted by the use of cash and cash equivalents and marketable securities used to repurchase our common shares and fund our capital projects.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers.

Cash Flows from Operating Activities

Cash provided by operating activities for fiscal 2020 decreased by $172.7 million to $273.9 million from $446.6 million in fiscal 2019. Cash provided by operating activities for fiscal 2019 increased by $143.5 million from $303.1 million in fiscal 2018. For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The decrease in cash flows from operations in fiscal 2020 was primarily due to lower net income.

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2020 decreased by $58.4 million to $186.1 million from $244.5 million in fiscal 2019. Cash used in investing activities during fiscal 2019 increased by $123.1 million from $121.4 million in fiscal 2018. Cash used in investing activities in fiscal 2020 and 2019 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment for fiscal 2020, 2019 and 2018 was

$217.4 million, $114.9 million and $83.8 million, respectively, which was primarily used to construct new fulfillment and distribution centers in fiscal 2020 and expand our store base in fiscal 2019 and 2018.

Cash Flows from Financing Activities

Cash used in financing activities during fiscal 2020 increased by $104.0 million to $222.0 million from $118.0 million in fiscal 2019. Cash used in financing activities during fiscal 2019 decreased by $41.2 million from $159.2 million in fiscal 2018. Cash used in financing activities in fiscal 2020, 2019 and 2018 was primarily related to $217.4 million, $121.4 million and $157.0 million, respectively, of repurchases of our common shares under our share repurchase programs.

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

The Amended Credit Facility provides for interest on borrowings, at our option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Currently, there has not been a replacement reference rate identified for LIBOR in the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Agreement is payable monthly, quarterly or at the end of the interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

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

As of January 31, 2020, we were in compliance with all terms of the Amended Credit Agreement and there were no borrowings under the Amended Credit Facility. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $14.1 million at January 31, 2020.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2020, we had $62.2 million in outstanding trade letters of credit, and $67.8 million available for future trade letters of credit under these facilities.

On March 16, 2020, we borrowed $220.0 million under the Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers, and led to the temporary closure of all of our stores globally. We intend to use the proceeds in the future for working capital, capital expenditure, general corporate or other purposes. We expect to remain in compliance with all terms, including financial covenants, of the Amended Credit Agreement.

Outlook

The outbreak of COVID-19 continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, we announced that we temporarily closed all stores globally and have since extended the temporary closures until further notice. There is significant uncertainty around the breadth and duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores once they re-open. While our distribution and fulfillment centers currently remain open, there is risk that any of these facilities: 1) may become less productive or encounter disruptions due to employees at the facilities becoming infected with the virus or employees choosing to not work at the facilities; and/or 2) are no longer allowed to operate based on directives from public health officials or government authorities. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. In our offices globally, we have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business. Additionally, to the extent COVID-19 adversely impacts the operations of our Wholesale segment customers, it could negatively impact our sales and collection of accounts receivables from such customers. On March 31, 2020, we announced we are furloughing a substantial number of store, wholesale and home office employees for 60 days beginning April 1, 2020. We also announced taking many additional measures to protect our financial position and increase financial flexibility.

Capital and Operating Expenditures

During fiscal 2021, we plan to construct a new omni-channel fulfillment center, open approximately 38 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands (including the continued investment in the apparel subscription rental service Nuuly), purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales. During fiscal 2021, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2021 to be approximately $140 million, a significant portion of which will be to support a new omni-channel fulfillment center in Europe. All fiscal 2021 capital expenditures are expected to be financed by cash flow from operating activities and borrowings. We believe that our new store investments have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 12, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2020:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases (1)	$1,843,018	$311,034	$525,311	$388,244	$618,429
Purchase commitments (2)	543,703	533,675	9,353	540	135
Tax payable (3)	29,852	2,843	5,686	12,438	8,885
Construction contracts (4)	52,493	42,382	10,111	—	—
Total contractual obligations	$2,469,066	$889,934	$550,461	$401,222	$627,449

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts shown above only reflect our future minimum lease payments as the direct operating costs fluctuate over the term of the lease. Additionally, there are 43 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 43 locations was approximately $4,157 for fiscal 2020. It is common for the lease agreements for our European locations to allow for the landlord to adjust the minimum rental due to the current market rates multiple times during the lease term. The table above includes our current contractual payments for these locations. Amounts noted above include commitments of approximately $52,219 related to seven executed but not yet commenced store leases as of January 31, 2020.

(2)

Includes merchandise commitments, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date, as well as commitments for products and services, including information technology contracts used in the normal course of business.

(3)

Represents one-time transition tax payable related to cash taxes payable in future years as a result of the Tax Act. For further information, refer to Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the above table are tax contingencies of $23,825 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $23,825 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2020.

(4)

Includes construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation, which is primarily within 12 months. Construction and distribution equipment contracts include $50,203 related to the omni-channel fulfillment center in Peterborough, England.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2020:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Trade letters of credit (1)	$62,155	$62,155	$—	$—	$—
Stand-by letters of credit (2)	14,071	14,071	—	—	—
Total commercial commitments	$76,226	$76,226	$—	$—	$—

(1)	Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases.
(2)	Consists primarily of stand-by letters of credit for customs, construction and insurance.

Off-Balance Sheet Arrangements

As of and for the three fiscal years ended January 31, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently adopted and issued accounting pronouncements.

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

	Fiscal 2020 Quarter Ended (1)
	April 30, 2019	July 31, 2019	Oct. 31, 2019	Jan. 31, 2020
	(dollars in thousands, except per share data)
Net sales	$864,413	$962,329	$987,469	$1,169,578
Gross profit (2)	269,056	315,875	321,102	333,793
Net income (3)	32,585	60,320	55,652	19,539
Net income per common share—basic	0.31	0.61	0.57	0.20
Net income per common share—diluted	0.31	0.61	0.56	0.20
As a Percentage of Fiscal Year:
Net sales	22%	24%	25%	29%
Net income	19%	36%	33%	12%

	Fiscal 2019 Quarter Ended (1)
	April 30, 2018	July 31, 2018	Oct. 31, 2018	Jan. 31, 2019
	(dollars in thousands, except per share data)
Net sales	$855,688	$992,454	$973,533	$1,128,948
Gross profit (4)	280,660	355,844	337,698	372,510
Net income (5)	41,260	92,809	77,520	86,414
Net income per common share—basic	0.38	0.85	0.71	0.81
Net income per common share—diluted	0.38	0.84	0.70	0.80
As a Percentage of Fiscal Year:
Net sales	22%	25%	24%	29%
Net income	14%	31%	26%	29%

(1)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2)	Included in gross profit for the quarter ended January 31, 2020 were $14,611 of impairment charges related to eight retail locations.
(3)

Included in net income for the quarter ended January 31, 2020 were $14,611 of impairment charges related to eight retail locations, a charge of $13,911 related to goodwill impairment of the Menus & Venues division, ($6,799) of the income tax impact of the impairment charges and $7,809 in income tax expense related to valuation allowances attributable to net losses of certain foreign operations.

(4)	Included in gross profit for the quarter ended January 31, 2019 were $3,544 of impairment charges related to four retail locations.
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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2020 and 2019, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2020.

The effectiveness of internal control over financial reporting as of January 31, 2020 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 33 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the year ended January 31, 2020, we implemented changes to our controls as part of the adoption of the accounting standards update that amended the existing accounting standards for lease accounting. These changes included new processes to evaluate and account for leases.

There were no other changes in our internal controls over financial reporting during the year ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2020, and our report dated March 31, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842), and an emphasis of a matter relating to the Company’s subsequent events disclosed in Note 18 to the financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 31, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	72	Chairman of the Board and Chief Executive Officer
Francis J. Conforti	44	Chief Financial Officer
Trish Donnelly	53	Chief Executive Officer, Urban Outfitters Group
Azeez Hayne	43	General Counsel and Corporate Secretary
Margaret A. Hayne (1)	61	Chief Executive Officer, Free People Brand; Chief Creative Officer, Urban Outfitters, Inc.; Director
Calvin Hollinger	55	Chief Operating Officer
Edward N. Antoian (2)	64	Director
Sukhinder Singh Cassidy (1)(4)	50	Director
Harry S. Cherken, Jr. (4)	70	Director
Scott Galloway (1)	55	Director
Elizabeth A. Lambert (3)(4)	56	Director
Joel S. Lawson III (2)	72	Director
Wesley McDonald (2)(3)	57	Director
Todd R. Morgenfeld (2)(3)	47	Director

(1)	Member of the Innovation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation and Leadership Development Committee.
(4)	Member of the Nominating and Governance Committee.

Mr. R. Hayne co-founded Urban Outfitters in 1970. He has been Chairman of the Board of Directors since the Company’s incorporation in 1976 and, until February 2016, also served as the Company’s President. Mr. R. Hayne served as the Company’s principal executive officer until 2007 and again beginning in January 2012. Margaret A. Hayne, Chief Executive Officer of Free People and Chief Creative Officer of Urban Outfitters, Inc. and a director of the Company, is Mr. R. Hayne’s spouse. Mr. R. Hayne’s long tenure leading the Company as Chairman of the Board of Directors, his tenure as principal executive officer and his exceptional leadership skills make him uniquely qualified to serve as a director.

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

Ms. Donnelly joined the Company in July 2014 as North American Brand President, Urban Outfitters Group and was promoted to Global Chief Executive Officer of Urban Outfitters Group in February 2016. Prior to joining the Company Ms. Donnelly served as President of Steven Alan from 2011-2014. Previously, Ms. Donnelly spent more than seven years at J. Crew as the Executive Vice President of J. Crew Direct. Ms. Donnelly began her career in various merchandising roles at Ralph Lauren.

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

Ms. Hayne joined the Company in August 1982. She is an over 35-year veteran of the retail and wholesale industry and has served as Chief Executive Officer of Free People since August 2016 and as Chief Creative Officer of Urban Outfitters, Inc. since November 2013. Ms. Hayne previously served as President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. As an employee of the Company for over 35 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

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

Mr. Antoian is a partner of and Founder of Zeke Capital Advisors, a financial advisory firm. From 1997 until March 2019, Mr. Antoian was a partner and Senior Portfolio Manager at Chartwell Investment Partners.  Prior to that, Mr. Antoian worked at Delaware Management Co. as a Senior Portfolio Manager and at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CFA, CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of three not-for-profit entities. Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

Ms. Singh Cassidy is President of StubHub, the largest fan-to-fan tickets marketplace globally. Ms. Singh Cassidy joined StubHub in May 2018 and helped lead the company’s $4.05 billion sale to Viagogo in February 2020. Ms. Singh Cassidy is chairman of theBoardlist, a premium talent marketplace she founded in 2015 that is aimed at connecting highly endorsed women leaders with board opportunities in the technology industry. Prior to theBoardlist, Ms. Singh Cassidy served as chairman of Joyus, a video commerce platform that she founded in 2011. Ms. Singh Cassidy served as chief executive officer of Joyus from January 2011 until February 2017. She has previously held various executive and managerial positions at companies including Google, Amazon, Polyvore, Inc., Accel Partners, Yodlee.com, News Corporation, and Merrill Lynch & Co., Inc. Ms. Singh Cassidy currently serves on the board of Upstart, Inc., a technology company in financial services, which she joined in February 2020, and has served on the boards of Trip Advisor, Inc., LM Ericsson Telephone Company, J. Crew Group, Inc., J. Hilburn, Inc., StitchFix, Inc., and Polyvore, Inc. As a consumer Internet and media executive, Ms. Singh Cassidy’s in-depth knowledge of the online media and advertising sectors, as well as her extensive executive, strategic and operational experience, bring a plethora of talent and expertise to the Board of Directors.

Mr. Cherken is senior counsel at the law firm of Faegre Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania.  He was previously a partner of that firm from November 1984 to January 2020, is a former managing partner of that firm and also served as either Chair or Co-Chair of its Real Estate Group for 17 years. As a real estate lawyer for over 40 years representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. Mr. Cherken also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities and academic institutions.

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

Ms. Lambert is an experienced hotelier who is currently engaged in multiple hospitality endeavors, including hotel and restaurant projects. Prior to September 2019, Ms. Lambert was a partner of Bunkhouse Group, LLC, a hospitality management company she founded in 2006 to oversee a varied portfolio of eclectic hotels and coffee shops. Prior to her experience as a hotelier, Ms. Lambert worked as a prosecutor in the New York County District Attorney’s office and the Austin, Texas Attorney General’s office. Currently, Ms. Lambert also serves on the Board of Directors of the National Council on Crime & Delinquency. Ms. Lambert’s experience growing a design-centric and customer-focused hospitality company from the ground up gives her a unique perspective and set of skills to contribute to the Board of Directors.

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

Mr. McDonald serves on the Board of Directors of Wingstop Inc., which operates and franchises over 1,000 restaurants worldwide, a position he has held since 2016. Previously, he held the principal officer position of Chief Financial Officer of Kohl’s Corporation from 2015 to 2017, and prior thereto, he served as a Senior Executive Vice President, Chief Financial Officer of Kohl’s from 2010 to 2015 and Executive Vice President, Chief Financial Officer from 2003 to 2010. Before joining Kohl’s, Mr. McDonald served as Chief Financial Officer and Vice President of Abercrombie & Fitch Co. Earlier in his career, he held several positions of increasing responsibility at Target Corporation. Mr. McDonald’s experience as a chief financial officer and in other senior executive leadership roles working with publicly traded consumer products companies provides him with a distinctive set of qualifications and skills to serve as a director.

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

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 30, 2020.

4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12.

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

10.22+	Form of 2017 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.23+	Form of 2017 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.24+	Form of 2017 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

+	Compensatory plan
P	Paper filing

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

March 31, 2020	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	March 31, 2020

/ S / FRANCIS J. CONFORTI Francis J. Conforti (Principal Financial and Accounting Officer)	Chief Financial Officer	March 31, 2020

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	March 31, 2020

/ S / SUKHINDER SINGH CASSIDY Sukhinder Singh Cassidy	Director	March 31, 2020
/ S / HARRY S. CHERKEN, JR. Harry S. Cherken, Jr.	Director	March 31, 2020

/ S / SCOTT GALLOWAY Scott Galloway	Director	March 31, 2020

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	March 31, 2020

/ S / ELIZABETH A. LAMBERT Elizabeth A. Lambert	Director	March 31, 2020

/ S / JOEL S. LAWSON III Joel S. Lawson III	Director	March 31, 2020

/ S / WESLEY MCDONALD Wesley McDonald	Director	March 31, 2020

/ S / TODD R. MORGENFELD Todd R. Morgenfeld	Director	March 31, 2020

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in lnternal Control - lntegrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective February 1, 2019, the Company adopted FASB Accounting Standards Update 2016-12, Leases (Topic 842), using the alternative transition method which does not require prior periods to be recast.  See below for a critical audit matter related to the change in accounting principle.

Emphasis of a Matter

As discussed in Note 18 to the financial statements, Subsequent Events, on March 14, 2020, the Company announced the temporary closure of its retail stores globally in response to the novel coronavirus (COVID-19) and have since extended the temporary closures until further notice. The impacts of COVID-19 may have a material adverse impact on its results of operations, financial position and cash flows in fiscal 2021. Additionally, the Company borrowed $220.0 million on its Amended Credit Agreement in March 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Operating Lease Liabilities – Calculation of Appropriate Discount Rate - Refer to Notes 2 and 9 to the financial statements (also see change in accounting principle explanatory paragraph above)

Critical Audit Matter Description

The Company adopted the provisions of FASB Accounting Standards Update 2016-12, Leases (Topic 842), using the alternative transition method which does not require prior periods to be recast.  Upon adoption, the Company recorded operating lease liabilities of approximately $1.3 billion based on the present value of the remaining lease payments of each operating lease.  To determine the discount rate to be applied to the lease payments, the Company developed an incremental borrowing rate (“IBR”) at a portfolio level.  The determination of an IBR requires management to use significant estimates and assumptions as to its credit rating, credit spread, and the impact of collateral.

Given the significant estimates and assumptions management makes to determine the discount rate for its leases and the impact that a change in the discount rate would have on the operating lease liabilities upon adoption, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the determination of IBRs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the IBRs used in the adoption of ASC 842 included the following, among others:

•

We tested the effectiveness of controls including: management’s review of the determination of the IBRs for each lease portfolio, management’s review of the methodology, inputs and assumptions used in the determination of the IBRs,

•

With the assistance of our fair value specialists, we evaluated the methods and assumptions used by management to estimate the IBRs and tested the reasonableness of the inputs used by management to develop the IBRs. We tested the underlying source information and the mathematical accuracy of the IBR model by using our own independently constructed IBR model using the same assumptions as management.

Retail Location Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates retail location assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location assets are no longer recoverable. Events that result in an impairment review include plans to close a retail location or a significant decrease in the operating results of the retail location. When such an indicator occurs, the Company evaluates its retail location assets for impairment by comparing the undiscounted future cash flows expected to be generated by the location to the location asset’s carrying amount. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the retail location asset is less than the carrying amount.

The Company makes significant assumptions to evaluate retail location assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the retail location assets identified for further analysis. For the year ended January 31, 2020, an impairment loss of $14.6 million has been recognized on retail location assets.

Given the Company’s evaluation of possible indications of impairment of retail location assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of retail location assets may not be recoverable required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of retail location assets for possible indications of impairment included the following, among others:

•	We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of retail location assets are no longer recoverable.
•	We evaluated management’s impairment analysis by:
–	Testing retail location assets for possible indications of impairment, including searching for locations with a current period loss and a history of losses.
–	Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 31, 2020

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$221,839	$358,260
Marketable securities	211,453	279,232
Accounts receivable, net of allowance for doubtful accounts of $880 and $1,499, respectively	88,288	80,461
Inventory	409,534	370,507
Prepaid expenses and other current assets	122,282	114,296
Total current assets	1,053,396	1,202,756
Property and equipment, net	890,032	796,029
Operating lease right-of-use assets	1,170,531	—
Marketable securities	97,096	57,292
Deferred income taxes and other assets	104,578	104,438
Total Assets	$3,315,633	$2,160,515
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,871	$144,414
Current portion of operating lease liabilities	221,593	—
Accrued compensation and benefits	44,041	54,799
Accrued expenses and other current liabilities	205,265	187,431
Total current liabilities	638,770	386,644
Non-current portion of operating lease liabilities	1,137,495	—
Deferred rent and other liabilities	84,013	284,773
Total Liabilities	1,860,278	671,417
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,976,815 and 105,642,283 shares issued and outstanding, respectively	10	11
Additional paid-in-capital	9,477	—
Retained earnings	1,473,872	1,516,190
Accumulated other comprehensive loss	(28,004)	(27,103)
Total Shareholders’ Equity	1,455,355	1,489,098
Total Liabilities and Shareholders’ Equity	$3,315,633	$2,160,515

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2020	2019	2018
Net sales	$3,983,789	$3,950,623	$3,616,014
Cost of sales (excluding store impairment)	2,729,352	2,600,367	2,429,097
Store impairment	14,611	3,544	11,410
Gross profit	1,239,826	1,346,712	1,175,507
Selling, general and administrative expenses	993,990	965,399	915,615
Goodwill impairment	13,911	—	—
Income from operations	231,925	381,313	259,892
Interest income	10,638	9,530	4,879
Other income	1,438	1,035	1,435
Other expenses	(4,281)	(6,325)	(4,840)
Income before income taxes	239,720	385,553	261,366
Income tax expense	71,624	87,550	153,103
Net income	$168,096	$298,003	$108,263
Net income per common share:
Basic	$1.68	$2.75	$0.97
Diluted	$1.67	$2.72	$0.96
Weighted-average common shares outstanding:
Basic	99,833,011	108,303,594	111,887,308
Diluted	100,588,677	109,706,007	112,367,924

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2020	2019	2018
Net income	$168,096	$298,003	$108,263
Other comprehensive (loss) income:
Foreign currency translation	(1,403)	(16,585)	23,672
Change in unrealized gains (losses) on marketable securities, net of tax	502	133	(254)
Total other comprehensive (loss) income	(901)	(16,452)	23,418
Comprehensive income	$167,195	$281,551	$131,681

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2017	116,233,781	$12	$—	$1,347,141	$(34,069)	$1,313,084
Comprehensive income	—	—	—	108,263	23,418	131,681
Share-based compensation	—	—	14,517	—	—	14,517
Share-based awards	200,148	—	—	—	—	—
Cumulative effect of change in accounting pronouncement	—	—	1,607	(760)	—	847
Share repurchases	(8,185,361)	(1)	(15,440)	(143,785)	—	(159,226)
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	298,003	(16,452)	281,551
Share-based compensation	—	—	18,104	—	—	18,104
Share-based awards	1,147,896	—	13,618	—	—	13,618
Cumulative effect of change in accounting pronouncement	—	—	—	6,564	—	6,564
Share repurchases	(3,754,181)	—	(32,406)	(99,236)	—	(131,642)
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	168,096	(901)	167,195
Share-based compensation	—	—	21,109	—	—	21,109
Share-based awards	588,158	—	974	—	—	974
Share repurchases	(8,253,626)	(1)	(12,606)	(210,414)	—	(223,021)
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$168,096	$298,003	$108,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,256	117,986	128,408
Non-cash lease expense	190,652	—	—
Provision (benefit) for deferred income taxes	1,451	(11,414)	8,329
Share-based compensation expense	21,109	18,104	14,517
Goodwill impairment	13,911	—	—
Store impairment	14,611	3,544	11,410
Loss on disposition of property and equipment, net	1,643	3,492	4,037
Changes in assets and liabilities:
Receivables	(7,825)	(4,012)	(21,744)
Inventory	(39,101)	(21,696)	(8,644)
Prepaid expenses and other assets	(16,308)	8,605	12,967
Payables, accrued expenses and other liabilities	22,661	34,012	45,516
Operating lease liabilities	(209,263)	—	—
Net cash provided by operating activities	273,893	446,624	303,059
Cash flows from investing activities:
Cash paid for property and equipment	(217,433)	(114,924)	(83,813)
Cash paid for marketable securities	(397,220)	(396,646)	(281,385)
Sales and maturities of marketable securities	428,508	267,072	243,818
Net cash used in investing activities	(186,145)	(244,498)	(121,380)
Cash flows from financing activities:
Proceeds from the exercise of share-based awards	974	13,618	—
Share repurchases related to share repurchase program	(217,421)	(121,397)	(157,044)
Share repurchases related to taxes for share-based awards	(5,600)	(10,245)	(2,182)
Net cash used in financing activities	(222,047)	(118,024)	(159,226)
Effect of exchange rate changes on cash and cash equivalents	(2,122)	(8,062)	11,627
(Decrease) increase in cash and cash equivalents	(136,421)	76,040	34,080
Cash and cash equivalents at beginning of period	358,260	282,220	248,140
Cash and cash equivalents at end of period	$221,839	$358,260	$282,220
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$74,429	$102,211	$83,986
Non-cash investing activities—Accrued capital expenditures	$10,497	$7,193	$10,144

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail, wholesale and subscription business selling to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2020 and 2019, the Company operated 634 and 620 stores, respectively. Stores located in the United States totaled 522 as of January 31, 2020 and 522 as of January 31, 2019. Operations in Europe and Canada included 78 stores and 34 stores as of January 31, 2020, respectively, and 63 stores and 35 stores as of January 31, 2019, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel and home goods to approximately 2,300 department and specialty stores worldwide, digital businesses and to the Company’s Retail segment. The Company’s Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2020 ended on January 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2020 and 2019, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2020 and January 31, 2019 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive (loss) income” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2020, 2019 and 2018 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2020	$1,499	1,684	(2,303)	$880
Year ended January 31, 2019	$1,326	3,919	(3,746)	$1,499
Year ended January 31, 2018	$588	4,435	(3,697)	$1,326

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The majority of inventory at January 31, 2020 and 2019 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Rental Product

The cost of Subscription segment rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. The Company makes assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Amortization expense was $3,051 for fiscal 2020.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews the carrying values of its definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center or a significant decrease in the operating results of a long-lived asset. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of the reporting unit may exceed the fair value of the reporting unit. During fiscal 2020, the Company recorded impairment charges for eight retail locations, totaling $14,611, with a carrying value after impairment of $51,900 primarily related to the right-of-use assets. During fiscal 2019, the Company recorded impairment charges for four retail locations, totaling $3,544. During fiscal 2018, the Company recorded impairment charges for ten retail locations, totaling $11,410. During the Company’s assessment of current and future performance, it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets. During fiscal 2020, the Company evaluated the fair value of the Menus & Venues division as compared to the carrying value and determined that the goodwill assigned to the reporting unit is impaired in full, resulting in a goodwill impairment charge of $13,911.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Leases

See Recently Accounting Pronouncements below for further discussion of the adoption of the Financial Accounting Standards Board (“FASB”) accounting standards update (ASU) that amends the existing accounting standards for lease accounting, which the Company adopted on February 1, 2019. The Company adopted the new guidance using a modified retrospective approach at the beginning of the period of adoption.

Accounting for Leases After Adoption of ASU 2016-02, “Leases (Topic 842)”

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

Store leases have remaining lease terms that range from less than one year up to 15 years, some of which contain options to extend the lease for one or two 5-year periods. Payments related to a renewal period are included in the lease liability and right-of-use asset only when the Company is reasonably certain that it will exercise the option to renew the lease for an extended period of time. Certain leases may contain variable lease payments such as rent based on a percentage of net sales. Variable lease payments may be subject to a breakpoint threshold of fixed rent. Variable lease payments, other than those that depend on an index or a rate, are not included in the measurement of the lease liability. The lease liability is calculated at the present value of certain future payments, discounted using the Company’s incremental borrowing rate, which approximates the rate of interest the Company would pay to borrow an amount equal to the lease payments on a fully collateralized basis over a similar term. Significant judgment is used in determining the incremental borrowing rate related to estimates for credit rating, credit spread and the impact of collateral. The Company developed incremental borrowing rates at a lease portfolio level. The right-of-use asset is initially equal to the value of the lease liability less any amounts received from the landlord as incentives or tenant improvement allowances.

Accounting for Leases Prior to Adoption of ASU 2016-02, “Leases (Topic 842)”

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize merchandise revenue for the Retail segment for its single performance obligation at the point of sale or at the time of shipment, which is when transfer of control to the customer occurs. A Subscription segment customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. The Company recognize merchandise revenue for the Subscription segment for its single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card or gift card. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer with the most common being a net 30-day policy.

Menus & Venues: Revenue from restaurant sales and events is recognized upon completion of the service, when the Company satisfies its single performance obligation. Customer deposits may be received in advance for events and that represent a contract liability until the Company satisfies its performance obligation.

Subscription Fees: Revenue for the Subscription segment is generated through monthly subscription fees and the purchase of merchandise in a customer’s possession. The monthly subscription rental fee is recognized as revenue on the date the customer is billed, which is the monthly anniversary of when the customer initially signed up for the subscription rental service. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold. Merchandise sales to Subscription segment customers are discussed above under Merchandise.

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. Beginning February 1, 2018, with the adoption of the accounting standards update for revenue from contracts with customers, costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2020, 2019 and 2018, the sales return reserve was $51,360, $51,990 and $28,902, respectively.

Cost of Sales

Cost of sales includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink provisions; store occupancy costs, including rent and depreciation; delivery expense; inbound and outbound freight; customs related taxes and duties; inventory acquisition and purchasing costs; design costs; warehousing and handling costs; the amortization of rental product; the net amortized cost of rental product at time of purchase by a customer; and other inventory and rental product acquisition related costs.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $1,381 and $2,466 as of January 31, 2020, and 2019, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $161,879, $143,332 and $134,632 for fiscal 2020, 2019 and 2018, respectively. In addition, the Company incurred web creative expenses of $45,849, $41,334 and $37,099 for fiscal 2020, 2019 and 2018, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2020, 2019 and 2018, capitalized costs related to internally generated internal-use software were not material.

Income Taxes

The Company utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. Investment tax credits or grants are accounted for in the period earned. The Company files a consolidated United States federal income tax return (see Note 10, “Income Taxes,” for a further discussion of income taxes). The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $28,328 and $26,925 as of January 31, 2020 and January 31, 2019, respectively, and unrealized gains (losses), net of tax, on marketable securities of $324 and ($178) as of January 31, 2020 and January 31, 2019, respectively. The tax effect of the unrealized gains (losses) on marketable securities recorded in comprehensive loss was $202, $105 and ($137) during fiscal 2020, 2019 and 2018, respectively. Gross realized gains and losses are included in “Other income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2020, 2019 and 2018 were not material.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Recently Adopted

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

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to Wholesale segment customers and franchisees. For the year ended January 31, 2020, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $80,461 and $88,288, respectively. For the year ended January 31, 2019, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $76,962 and $80,461, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2020, the opening and closing balance of contract

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

liabilities was $49,747 and $52,926, respectively. For the year ended January 31, 2019, the opening and closing balance of contract liabilities was $56,637 and $49,747, respectively. Contract liabilities are included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. During the year ended January 31, 2020, the Company recognized $31,380 of revenue that was included in the contract liability balance at the beginning of the period. During the year ended January 31, 2019, the Company recognized $30,265 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 17, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2020 and 2019 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2020
Short-term Investments:
Corporate bonds	$166,790	$318	$(26)	$167,082
Municipal and pre-refunded municipal bonds	38,617	20	(11)	38,626
Federal government agencies	1,152	3	—	1,155
Certificate of deposit	2,593	—	—	2,593
Commercial paper	1,997	—	—	1,997
	211,149	341	(37)	211,453
Long-term Investments:
Corporate bonds	47,352	205	(40)	47,517
Municipal and pre-refunded municipal bonds	30,340	35	(17)	30,358
Mutual funds, held in rabbi trust	8,448	36	(55)	8,429
Federal government agencies	6,926	1	(2)	6,925
Certificates of deposit	3,867	—	—	3,867
	96,933	277	(114)	97,096
	$308,082	$618	$(151)	$308,549

As of January 31, 2019
Short-term Investments:
Corporate bonds	$227,287	$24	$(214)	$227,097
Municipal and pre-refunded municipal bonds	43,677	15	(18)	43,674
Federal government agencies	1,458	—	—	1,458
Certificate of deposit	1,050	—	—	1,050
Commercial paper	2,979	—	—	2,979
Treasury bills	2,975	—	(1)	2,974
	279,426	39	(233)	279,232
Long-term Investments:
Corporate bonds	34,265	34	(63)	34,236
Municipal and pre-refunded municipal bonds	7,554	7	(3)	7,558
Mutual funds, held in rabbi trust	6,301	450	—	6,751
Federal government agencies	6,603	2	(1)	6,604
Certificates of deposit	2,143	—	—	2,143
	56,866	493	(67)	57,292
	$336,292	$532	$(300)	$336,524

Proceeds from the sales and maturities of available-for-sale securities were $428,508, $267,072 and $243,818 in fiscal 2020, 2019 and 2018, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized gain of $39 during fiscal 2020, and net realized losses of $22 and $35 during fiscal 2019 and 2018, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $706, $1,695 and $2,588 for fiscal 2020, 2019 and 2018, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2020 and 2019, respectively.

	January 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$60,067	$(66)	$—	$—	$60,067	$(66)
Municipal and pre-refunded municipal bonds	24,975	(28)	—	—	24,975	(28)
Mutual funds, held in rabbi trust	5,395	(55)			5,395	(55)
Federal government agencies	3,009	(2)	—	—	3,009	(2)
Total	$93,446	$(151)	$—	$—	$93,446	$(151)

	January 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$177,932	$(160)	$38,201	$(117)	$216,133	$(277)
Municipal and pre-refunded municipal bonds	20,732	(13)	4,907	(8)	25,639	(21)
Federal government agencies	3,315	(1)	—	—	3,315	(1)
Treasury bills	2,974	(1)	—	—	2,974	(1)
Total	$204,953	$(175)	$43,108	$(125)	$248,061	$(300)

As of January 31, 2020 and 2019, there were a total of 83 and 362 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$214,599	$—	$—	$214,599
Municipal and pre-refunded municipal bonds	—	68,984	—	68,984
Mutual funds, held in rabbi trust	8,429	—	—	8,429
Federal government agencies	8,080	—	—	8,080
Certificates of deposit	—	6,460	—	6,460
Commercial paper		1,997	—	1,997
	$231,108	$77,441	$—	$308,549

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2020 and January 31, 2019.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2020 and 2019, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2020, 2019 and 2018, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. These assets were written down to a fair value resulting in impairment charges of $14,611, $3,544 and $11,410 in fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, the Company evaluated the fair value of the Menus & Venues division as compared to the carrying value and determined that the goodwill assigned to the reporting unit is impaired in full, resulting in a goodwill impairment charge of $13,911.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2020	2019
Land	$38,279	$27,083
Buildings	411,084	347,468
Furniture and fixtures	440,922	438,163
Leasehold improvements	923,711	922,884
Other operating equipment	349,416	323,298
Construction-in-progress	77,497	22,163
	2,240,909	2,081,059
Accumulated depreciation	(1,350,877)	(1,285,030)
Total	$890,032	$796,029

Depreciation expense for property and equipment in fiscal 2020, 2019 and 2018 was $111,550, $116,291 and $125,820, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2020	2019
Sales return reserves	$51,360	$51,990
Gift cards and merchandise credits	44,906	42,480
Accrued sales and VAT taxes	16,820	15,987
Accrued rents, estimated property taxes and other property expenses	17,634	14,072
Federal, state and foreign income taxes	8,133	11,189
Accrued construction	10,556	7,171
Other current liabilities	55,856	44,542
Total	$205,265	$187,431

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

The Amended Credit Facility provides for interest on borrowings, at the Company’s option, at either (i) adjusted LIBOR, CDOR or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Currently, there has not been a replacement reference rate identified for LIBOR in the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Agreement is payable monthly, quarterly or at the end of the interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

As of January 31, 2020, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $0. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $14,071.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of January 31, 2020, the Company had outstanding trade letters of credit of $62,155, and available trade letters of credit of $67,845 under these facilities.

On March 16, 2020, the Company borrowed $220,000 under the Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers, and led to the temporary closure of all of the Company’s stores globally. The Company intends to use the proceeds in the future for working capital, capital expenditure, general corporate or other purposes. The Company expects to remain in compliance with all terms, including financial covenants, of the Amended Credit Agreement.

9. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $272,430 during fiscal 2020. Total variable lease costs were $126,492 during fiscal 2020. Short-term lease costs and sublease income were not material during fiscal 2020.

Other information related to leases was as follows:

Other information	Fiscal Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$295,658
Right-of-use assets obtained in exchange for new operating lease liabilities	$106,131
Weighted-average remaining lease term - operating leases	7.4 years
Weighted-average discount rate - operating leases	6.3%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of January 31, 2020:

Fiscal Year	Operating Leases
2021	$306,706
2022	275,257
2023	241,393
2024	207,707
2025	170,948
Thereafter	588,788
Total undiscounted future minimum lease payments	1,790,799
Less imputed interest	(431,711)
Total discounted future minimum lease payments	$1,359,088

As of January 31, 2020, the Company had commitments of approximately $52,219 not included in the amounts above related to seven executed but not yet commenced store leases.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Prior to Adoption of ASU 2016-02, “Leases (Topic 842)”

The following is a schedule by year of the future minimum lease payments for operating leases with original terms in excess of one year, as of January 31, 2019:

Fiscal Year	Operating Leases
2020	$294,527
2021	263,209
2022	228,596
2023	200,776
2024	167,130
Thereafter	558,655
Total minimum lease payments	$1,712,893

Amounts noted above include commitments for 11 executed leases for stores and fulfillment centers not opened as of January 31, 2019. The majority of our leases allow for renewal options between five and ten years upon expiration of the initial lease term. The store leases generally provide for payment of direct operating costs including real estate taxes. Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, the Company has entered into store leases that require a percentage of total sales to be paid to landlords in lieu of minimum rent.

Rent expense consisted of the following:
	Fiscal Year Ended January 31,
	2019	2018
Minimum and percentage rentals	$277,358	$269,107
Contingent rentals	651	694
Total	$278,009	$269,801

10. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Domestic	$233,742	$336,823	$208,787
Foreign	5,978	48,730	52,579
	$239,720	$385,553	$261,366

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Current:
Federal	$50,507	$71,520	$124,988
State	13,525	18,088	10,772
Foreign	6,141	9,356	9,014
	$70,173	$98,964	$144,774
Deferred:
Federal	$(3,260)	$(6,818)	$10,270
State	(772)	965	(1,914)
Foreign	5,483	(5,561)	(27)
	1,451	(11,414)	8,329
	$71,624	$87,550	$153,103

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2020	2019	2018
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	33.8%
State and local income taxes, net of federal tax benefit	4.2	3.9	2.3
Foreign taxes	4.0	(1.5)	(3.4)
Net impact of U.S. tax reform	—	0.3	24.7
Other	0.7	(1.0)	1.2
Effective tax rate	29.9%	22.7%	58.6%

The significant components of deferred tax assets and liabilities as of January 31, 2020 and 2019 are as follows:

	January 31,
	2020	2019
Deferred tax liabilities:
Prepaid expense	$(2,393)	$(1,729)
Depreciation	(32,311)	(39,303)
Operating lease right-of-use assets	(260,706)	—
Other temporary differences	(1,129)	(1,258)
Gross deferred tax liabilities	(296,539)	(42,290)
Deferred tax assets:
Operating lease liabilities	310,209	—
Deferred rent	—	52,409
Inventory	11,436	10,579
Accounts receivable	1,475	2,198
Net operating loss carryforwards	4,547	1,945
Tax uncertainties	1,336	953
Accrued salaries and benefits	17,534	20,216
Income tax credits	4,511	4,659
Other temporary differences	10,050	6,119
Gross deferred tax assets, before valuation allowances	361,098	99,078
Valuation allowances	(13,459)	(3,906)
Net deferred tax assets	$51,100	$52,882

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2020 and 2019, respectively, $25,972 and $22,885 were attributable to U.S. federal, $15,858 and $15,079 were attributed to state jurisdictions and $9,270 and $14,918 were attributed to foreign jurisdictions.

As of January 31, 2020, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $3,331 that expire from 2020 through 2030 and approximately $16,976 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $9,167 that expire from 2021 through 2038 and approximately $3,273 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $5,962 that expire from 2021 through 2031. As of January 31, 2020, the Company had full and partial valuation allowances for certain foreign net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

As of January 31, 2020, approximately $202,609 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. Additionally, the Company has cumulative undistributed earnings of $347,077 that were subject to the one-time deemed repatriation transition tax required by the Tax Act. The Company continues to believe that certain foreign earnings are indefinitely reinvested.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2020	2019	2018
Balance at the beginning of the period	$21,406	$4,546	$5,798
Increases in tax positions for prior years	661	18,077	45
Decreases in tax positions for prior years	(101)	(921)	(511)
Increases in tax positions for current year	125	196	128
Settlements	—	—	—
Lapse in statute of limitations	(167)	(492)	(914)
Balance at the end of the period	$21,924	$21,406	$4,546

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $22,489 and $21,319 as of January 31, 2020 and 2019, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2020, 2019 and 2018, the Company recognized expense/(benefit) of $1,038, $449 and ($209), respectively, related to interest and penalties. The Company accrued $1,860 and $822 for the payment of interest and penalties as of January 31, 2020 and 2019, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under audit in certain foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2010 to 2019. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $3,734.

11. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2020, there were 8,718,500 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2020, there were 4,938,376 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

Beginning in fiscal 2018, the Company elected to account for forfeitures as they occur rather than estimate the expected forfeitures.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2020, 2019 and 2018 was as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Stock Options	$1,737	$1,854	$897
Stock Appreciation Rights	—	4	142
Performance Stock Units (1)	3,483	2,463	3,562
Restricted Stock Units	15,889	13,783	9,916
Total	$21,109	$18,104	$14,517

(1)

Includes: (i) the reversal of $803 of previously recognized compensation expense in fiscal 2020, related to 54,356 PSU’s that will not vest as the achievement of the related performance target is not probable; (ii) the reversal of $4,213 of previously recognized compensation expense in fiscal 2019, related to 313,077 PSU’s that will not vest as the achievement of the related performance target is not probable; and (iii) the reversal of $11,515 of previously recognized compensation expense in fiscal 2018, related to 871,779 PSU’s that will not vest as the achievement of the related performance target is not probable.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2020, 2019 and 2018 was $5,230, $4,465 and $5,438, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2020, 2019 and 2018 was $4,425, $8,309 and $1,753, respectively.

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

A Black-Scholes model was used to estimate the fair value of stock options granted in the fiscal years ended January 31, 2020 and 2019. A Monte Carlo simulation was used to estimate the fair value of stock options granted in the fiscal year ended January 31, 2018. A different model was used to value fiscal 2020 and 2019 grants due to changes in grant provisions under the 2017 Plan. Both models use assumptions including the risk-free rate of interest, expected volatility of the Company’s stock price and expected life of the awards. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the award is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. The expected volatility is based on a weighted-average of the implied volatility and the Company’s most recent historical volatility. The following weighted-average assumptions were used in the models to estimate the fair value of stock options at the date of grant:

	Fiscal Year Ended January 31,
	2020	2019	2018
Expected life, in years	5.3	5.4	3.4
Risk-free interest rate	1.9%	2.8%	1.6%
Volatility	37.6%	35.6%	40.2%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	610,000	$35.55	3.9	$2,007
Granted	160,000	23.74
Exercised	(40,000)	24.37
Forfeited or Expired	(60,000)	40.65
Awards outstanding at end of year	670,000	32.94	3.9	$964
Awards outstanding fully vested and expected to vest	670,000	32.94	3.9	$964
Awards exercisable at end of year	510,000	$35.83	3.2	$666

The following table summarizes other information related to stock options during the years ended January 31, 2020, 2019 and 2018:

	Fiscal Year Ended January 31,
	2020	2019	2018
Weighted-average grant date fair value—per share	$8.67	$17.12	$5.37
Intrinsic value of awards exercised	$307	$4,369	$—
Net cash proceeds from the exercise of stock options	$974	$13,618	$—

Total unrecognized compensation cost of stock options granted but not yet vested, as of January 31, 2020, was $471, which is expected to be recognized over the weighted-average period of 0.3 year.

Stock Appreciation Rights

The Company may grant SAR’s that generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. There were no SAR’s granted during the fiscal years ended January 31, 2020, 2019 and 2018.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s SAR activity for the fiscal year ended January 31, 2020:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	10,000	$37.34	1.7	$—
Granted	—	—
Exercised	—	—
Forfeited or Expired	(10,000)	37.34
Awards outstanding at end of year	—	—	—	$—
Awards outstanding fully vested and expected to vest	—	—	—	$—
Awards exercisable at end of year	—	—	—	$—

The following table summarizes other information related to SAR’s during the years ended January 31, 2020, 2019 and 2018:

	Fiscal Year Ended January 31,
	2020	2019	2018
Intrinsic value of awards exercised	$—	$1,451	$5

There were no unrecognized compensation costs of SAR’s granted, but not yet vested, as of January 31, 2020.

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s awarded during fiscal 2020 equaled the stock price on the date of the grant. The fair value of the PSU’s awarded during fiscal 2019 and 2018 was determined using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price and expected life of the awards. A different methodology was used to value fiscal 2020 grants due to the removal of certain conditions in the grant provisions. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to five-year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2020:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	1,355,627	$22.45
Granted	140,000	30.19
Vested	(139,999)	26.21
Forfeited	(613,162)	20.75
Non-vested awards outstanding at end of year	742,466	$24.60

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2020, 2019 and 2018 was $30.19, $34.76 and $23.38, per share, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2020 was $4,468, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. RSU’s typically vest over a two to five-year period.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2020:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	1,378,834	$30.82
Granted	868,000	29.92
Vested	(408,159)	26.80
Forfeited	(183,334)	33.58
Non-vested awards outstanding at end of year	1,655,341	$31.03

The weighted-average grant date fair value of RSU’s awarded during the fiscal years ended January 31, 2020, 2019 and 2018 was $29.92, $36.55 and $26.01, per share, respectively. The aggregate grant date fair value of RSU’s vested during the fiscal years ended January 31, 2020 and 2019 was $26.80 and $26.86, respectively. No RSU’s vested during the fiscal year ended January 31, 2018. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2020, was $23,209, which is expected to be recognized over a weighted-average period of 2.0 years.

12. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2020	2019
Number of common shares repurchased and subsequently retired	8,068,196	3,500,000
Total cost	$217,421	$121,397
Average cost per share, including commissions	$26.95	$34.68

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of January 31, 2020, 26,333,957 common shares were remaining under the programs.

Subsequent to January 31, 2020 (from March 12, 2020 to March 13, 2020), the Company repurchased and subsequently retired a total of 482,003 common shares for approximately $7,036, at an average price of $14.60 per share, including commissions. All fiscal 2021 share repurchases were funded with available cash, cash equivalents and marketable securities.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2020 and 2019, the Company acquired and subsequently retired 185,430 and 254,181 common shares at a total cost of $5,600 and $10,245, respectively, from employees to meet minimum statutory tax withholding requirements.

13. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2020 and 2019, respectively:

	Fiscal Year Ended January 31, 2020
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	(1,403)	463	(940)
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	39
Net current-period total other comprehensive income (loss)	(1,403)	502	(901)
Ending Balance	$(28,328)	$324	$(28,004)

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
14. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2020	2019	2018
Basic weighted-average common shares outstanding	99,833,011	108,303,594	111,887,308
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	755,666	1,402,413	480,616
Diluted weighted-average shares outstanding	100,588,677	109,706,007	112,367,924

For the fiscal years ended January 31, 2020, 2019 and 2018, awards to purchase 406,250 common shares ranging in price from $28.47 to $46.42, awards to purchase 281,875 common shares ranging in price from $35.85 to $46.42 and awards to purchase 906,294 common shares ranging in price from $25.60 to $46.02, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2020 and 2019, 555,362 and 1,175,655 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

15. Commitments and Contingencies

Purchase Commitments

As of January 31, 2020, the Company also has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $543,703. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2020, the Company also has commitments related to construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation, which is primarily within 12 months, of $52,493.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. Beginning January 1, 2019, the Company makes matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution. Prior to January 1, 2019, the Company made matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $7,094, $3,549 and $2,602 for fiscal years 2020, 2019 and 2018, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $56, $46 and $52 during fiscal years 2020, 2019 and 2018, respectively. The NQDC

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

obligation was $8,428 and $6,751 as of January 31, 2020 and 2019, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $8,428 and $6,751 as of January 31, 2020 and 2019, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Related Party Transactions

Faegre Drinker Biddle & Reath LLP, a law firm, provided general legal services to the Company. Fees paid to Faegre Drinker Biddle & Reath LLP during fiscal 2020, 2019 and 2018 were $495, $1,052 and $2,652, respectively. Harry S. Cherken, Jr., a director of the Company, is Senior Counsel at Faegre Drinker Biddle & Reath LLP. Amounts due to Faegre Drinker Biddle & Reath LLP as of January 31, 2020 and 2019 were approximately $50 and $169, respectively.

17. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments—“Retail,” “Wholesale” and “Subscription.”

The Company’s Retail segment consists of the “Anthropologie,” “Bhldn,” “Free People,” “Terrain” and “Urban Outfitters” brands and the Menus & Venues division. The Anthropologie, Bhldn and Terrain brands make up the “Anthropologie Group.” As of January 31, 2020, there were 248 Urban Outfitters stores, 231 Anthropologie Group stores, 144 Free People stores, 11 restaurants under the Menus & Venues division, five Urban Outfitters franchisee-owned stores, one Anthropologie Group franchisee-owned store and one Free People franchisee-owned store. Each of, Urban Outfitters, the Anthropologie Group and Free People, including their Company-owned and franchisee-owned stores and digital channels, and the restaurants operated under the Company’s Menus & Venues division, are considered an operating segment. Net sales from the Retail segment accounted for approximately 91.6%, 91.2% and 91.3% of total consolidated net sales for fiscal 2020, 2019 and 2018, respectively.

The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. The Company manages and analyzes its performance based on a single Retail segment omni-channel rather than separate channels and believes that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

The Company’s Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands. The Wholesale segment sells through approximately 2,300 department and specialty stores worldwide, digital businesses and the Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles, under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Anthropologie wholesale division was established in fiscal 2018 and the Urban Outfitters wholesale division was established in fiscal 2019. Our Wholesale segment net sales accounted for approximately 8.2%, 8.8% and 8.7% of total consolidated net sales for fiscal 2020, 2019 and 2018, respectively.

The Subscription segment consists of the “Nuuly” brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like, then swap into new products the following month. Subscribers are also able to purchase the rented product. Prior year expenses related to the Subscription segment that were classified as “Retail operations” and “General corporate expenses” have been reclassified to the Subscription segment as a result of the establishment of the Subscription segment in the first quarter of fiscal 2020. Property and equipment and cash paid for property and equipment related to the Subscription segment have also been reclassified from the Retail segment. Subscription segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2020.

The Company evaluates the performance of each segment based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for the Retail and Wholesale segments are inventory and property and equipment. The principal identifiable assets for the Subscription segment are rental product and property and equipment.

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

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2020	2019	2018
Net sales
Retail operations	$3,648,938	$3,604,170	$3,299,714
Wholesale operations	340,869	357,363	327,539
Subscription operations	8,001	—	—
Intersegment elimination	(14,019)	(10,910)	(11,239)
Total net sales	$3,983,789	$3,950,623	$3,616,014
Income from operations
Retail operations	$256,540	$353,851	$233,844
Wholesale operations	42,315	68,516	71,877
Subscription operations	(19,639)	(3,423)	—
Intersegment elimination	257	399	151
Total segment operating income	279,473	419,343	305,872
General corporate expenses	(47,548)	(38,030)	(45,980)
Total income from operations	$231,925	$381,313	$259,892
Depreciation expense for property and equipment
Retail operations	$109,622	$115,646	$124,935
Wholesale operations	578	645	885
Subscription operations	1,350	—	—
Total depreciation expense for property and equipment	$111,550	$116,291	$125,820
Inventory
Retail operations	$347,837	$328,783
Wholesale operations	61,697	41,724
Total inventory	$409,534	$370,507
Rental product, net (1)
Subscription operations	$16,447	$—
Total rental product, net	$16,447	$—

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Consolidated Balance Sheets.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Property and equipment, net
Retail operations	$859,918	$791,648
Wholesale operations	2,577	2,389
Subscription operations	27,537	1,992
Total property and equipment, net	$890,032	$796,029
Cash paid for property and equipment
Retail operations	$189,904	$112,332	$83,768
Wholesale operations	633	600	45
Subscription operations	26,896	1,992	—
Total cash paid for property and equipment	$217,433	$114,924	$83,813

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Fiscal Year
	2020	2019	2018
Net sales
Apparel (1)	2,596,926	2,636,170	2,402,173
Home (2)	649,184	605,405	581,874
Accessories (3)	517,219	498,824	439,952
Other (4)	220,460	210,224	192,015
Total net sales	3,983,789	3,950,623	3,616,014

As a percentage of net sales
Apparel (1)	65%	67%	67%
Home (2)	16%	15%	16%
Accessories (3)	13%	13%	12%
Other (4)	6%	5%	5%
Total net sales	100%	100%	100%

(1) Apparel includes intimates and activewear
(2) Home includes home furnishings, electronics, gifts and decorative items
(3) Accessories includes footwear, jewelry and handbags
(4) Other includes beauty, shipping and handling, the Menus & Venues division and the Subscription segment

Apparel, Home, and Accessories are sold through both the Retail and Wholesale segments. Revenue recognized from the Other category is primarily attributable to the Retail segment.

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2020	2019	2018
Net Sales
Domestic operations	$3,485,383	$3,449,913	$3,163,074
Foreign operations	498,406	500,710	452,940
Total net sales	$3,983,789	$3,950,623	$3,616,014
Property and equipment, net
Domestic operations	$763,411	$723,400
Foreign operations	126,621	72,629
Total property and equipment, net	$890,032	$796,029

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

18. Subsequent Events

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, many of the Company-operated and franchise stores globally have been impacted by temporary closures or reduced store hours. Additionally, the Company will be furloughing a substantial number of store, wholesale and home office employees for 60 days beginning April 1, 2020, and is also taking many additional measures to protect its financial position and increase financial flexibility.  The Company cannot reasonably estimate the length or severity of this pandemic, but it currently anticipates a material adverse impact on the its consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021.

On March 16, 2020, the Company borrowed $220,000 under the Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers, and led to the temporary closure of all of the Company’s stores globally. The Company intends to use the proceeds in the future for working capital, capital expenditure, general corporate or other purposes. We expect to remain in compliance with all terms, including financial covenants, of the Amended Credit Agreement.

Subsequent to January 31, 2020 (from March 12, 2020 to March 13, 2020), the Company repurchased and subsequently retired a total of 482,003 common shares for approximately $7,036, at an average price of $14.60 per share, including commissions. All fiscal 2021 share repurchases were funded with available cash, cash equivalents and marketable securities.