Form 10-Q
period 2020-04-30
URBAN OUTFITTERS INC
filed 2020-06-30
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2020

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

Common shares, $0.0001 par value—97,779,586 shares outstanding on June 24, 2020.

EXPLANATORY NOTE

Urban Outfitters, Inc. (the "Company") relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the "Order") to delay the filing of this Quarterly Report on Form 10-Q due to the coronavirus (“COVID-19”) outbreak. The original due date for filing of this Quarterly Report on Form 10-Q was June 9, 2020. On June 8, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Current Report on Form 8-K, the Company was unable to file this Quarterly Report on Form 10-Q until June 30, 2020 because the Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the COVID-19 outbreak. These disruptions include, but are not limited to, the temporary leaves of absence of a significant number of our employees, the temporary closures of all of our offices and global retail locations, and other financial and operational concerns associated with or caused by COVID-19. Specifically, the Company relied on the Order to allow for additional time to complete the impairment assessments of the Company’s long-lived assets for the quarter, which was necessary to finalize this Quarterly Report on Form 10-Q.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$588,740	$221,839	$291,199
Marketable securities	65,121	211,453	229,163
Accounts receivable, net of allowance for doubtful accounts of $6,304, $880 and $892, respectively	55,910	88,288	88,390
Inventory	335,640	409,534	408,362
Prepaid expenses and other current assets	131,517	122,282	122,183
Total current assets	1,176,928	1,053,396	1,139,297
Property and equipment, net	880,353	890,032	829,072
Operating lease right-of-use assets	1,116,597	1,170,531	1,088,290
Marketable securities	13,272	97,096	93,894
Deferred income taxes and other assets	169,054	104,578	101,267
Total Assets	$3,356,204	$3,315,633	$3,251,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,702	$167,871	$174,258
Current portion of operating lease liabilities	243,671	221,593	214,443
Accrued expenses, accrued compensation and other current liabilities	315,204	249,306	259,478
Total current liabilities	663,577	638,770	648,179
Non-current portion of operating lease liabilities	1,088,932	1,137,495	1,092,180
Long-term debt	220,000	—	—
Deferred rent and other liabilities	85,587	84,013	63,490
Total Liabilities	2,058,096	1,860,278	1,803,849
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,777,322, 97,976,815 and 103,599,364 shares issued and outstanding, respectively	10	10	10
Additional paid-in-capital	3,593	9,477	—
Retained earnings	1,335,430	1,473,872	1,478,678
Accumulated other comprehensive loss	(40,925)	(28,004)	(30,717)
Total Shareholders’ Equity	1,298,108	1,455,355	1,447,971
Total Liabilities and Shareholders’ Equity	$3,356,204	$3,315,633	$3,251,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2020	2019
Net sales	$588,483	$864,413
Cost of sales (excluding store impairment)	562,112	595,357
Store impairment	14,528	—
Gross profit	11,843	269,056
Selling, general and administrative expenses	210,578	229,036
(Loss) income from operations	(198,735)	40,020
Other income, net	162	2,680
(Loss) income before income taxes	(198,573)	42,700
Income tax (benefit) expense	(60,131)	10,115
Net (loss) income	$(138,442)	$32,585
Net (loss) income per common share:
Basic	$(1.41)	$0.31
Diluted	$(1.41)	$0.31
Weighted-average common shares outstanding:
Basic	97,910,314	104,437,460
Diluted	97,910,314	105,340,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2020	2019
Net (loss) income	$(138,442)	$32,585
Other comprehensive (loss) income:
Foreign currency translation	(12,617)	(3,800)
Change in unrealized (losses) gains on marketable securities, net of tax	(304)	186
Total other comprehensive (loss) income	(12,921)	(3,614)
Comprehensive (loss) income	$(151,363)	$28,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive (loss)	—	—	—	(138,442)	(12,921)	(151,363)
Share-based compensation	—	—	4,872	—	—	4,872
Share-based awards	437,174	—	—	—	—	—
Share repurchases	(636,667)	—	(10,756)	—	—	(10,756)
Balances as of April 30, 2020	97,777,322	$10	$3,593	$1,335,430	$(40,925)	$1,298,108

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	32,585	(3,614)	28,971
Share-based compensation	—	—	5,553	—	—	5,553
Share-based awards	563,989	—	974	—	—	974
Share repurchases	(2,606,908)	(1)	(6,527)	(70,097)	—	(76,625)
Balances as of April 30, 2019	103,599,364	$10	$—	$1,478,678	$(30,717)	$1,447,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(138,442)	$32,585
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,924	27,809
Non-cash lease expense	48,370	46,626
(Benefit) provision for deferred income taxes	(14,388)	4,163
Share-based compensation expense	4,872	5,553
Store impairment	14,528	—
Loss on disposition of property and equipment, net	439	552
Changes in assets and liabilities:
Receivables	32,118	(8,003)
Inventory	71,759	(38,551)
Prepaid expenses and other assets	(50,542)	(12,396)
Payables, accrued expenses and other liabilities	(29,071)	15,081
Operating lease liabilities	(27,219)	(47,526)
Net cash (used in) provided by operating activities	(59,652)	25,893
Cash flows from investing activities:
Cash paid for property and equipment	(43,518)	(37,716)
Cash paid for marketable securities	(45,517)	(129,896)
Sales and maturities of marketable securities	311,258	151,761
Net cash provided by (used in) investing activities	222,223	(15,851)
Cash flows from financing activities:
Borrowings under long-term debt	220,000	—
Proceeds from the exercise of stock options	—	974
Share repurchases related to share repurchase program	(7,036)	(71,242)
Share repurchases related to taxes for share-based awards	(3,720)	(5,383)
Net cash provided by (used in) financing activities	209,244	(75,651)
Effect of exchange rate changes on cash and cash equivalents	(4,914)	(1,452)
Increase (decrease) in cash and cash equivalents	366,901	(67,061)
Cash and cash equivalents at beginning of period	221,839	358,260
Cash and cash equivalents at end of period	$588,740	$291,199
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$6,342	$3,030
Non-cash investing activities—Accrued capital expenditures	$5,176	$31,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the United States Securities and Exchange Commission on March 31, 2020.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2021 will end on January 31, 2021.

Recent Accounting Pronouncements

The Company has considered all new accounting standards updates issued by the Financial Accounting Standards Board (“FASB”) and has concluded that there are no recent accounting standard updates that will have a material impact on its consolidated financial statements and related disclosures.

2. Impact of the Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally; however, the Company continued to fulfill digital orders from its stores where permitted by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but have done so with additional safety procedures and enhanced cleaning to protect the health of employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely. The coronavirus pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect its business operations. Because it is impossible to predict the effect and ultimate impact of the coronavirus pandemic, current financial information may not be necessarily indicative of future operating results and the Company’s plans as described below may change.

In response to the coronavirus pandemic, the Company has taken many additional measures to protect its financial position and increase financial flexibility during this challenging time period. Those include:

•	Furloughing a substantial number of store, wholesale and home office associates,
•	Suspending all new hiring except in its fulfillment and call centers,
•	Suspending all merit raises and bonuses for fiscal 2021,
•	Borrowing $220,000 (and subsequently repaying $100,000 on June 17, 2020) under its Amended Credit Facility to further protect its cash reserves (see Note 6, “Debt”),

•	Reducing its capital budget by over $140,000 from approximately $260,000 to approximately $120,000 by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders and asking for price concessions on those remaining,
•	Reducing all non-payroll expenses, including creative, marketing, and travel, among others,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Reducing senior leadership compensation for the duration of the furlough time period,
•	Eliminating Board of Directors’ cash compensation through the date of the 2021 Annual Meeting of Shareholders, and
•	Suspending share repurchases for the foreseeable future (see Note 9, “Shareholders’ Equity”).

As a result of the coronavirus pandemic, during the three months ended April 30, 2020, the Company recorded certain additional reserves and non-cash charges. During the three months ended April 30, 2020, the Company assessed the value of its inventory in the Retail and Wholesale segments and recorded a $43,327 increase in its inventory obsolescence reserves.  During the three months ended April 30, 2020, the Company recorded a $5,800 increase in allowance for doubtful accounts reserves for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty currently in the wholesale macro environment.  Finally, during the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to a fair value resulting in impairment charges of $14,528 across 39 retail locations.

As a result of the global coronavirus pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company continued to pay all employees through at least April 1, 2020. On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1. Impacted employees continued to receive enrolled benefits during the furlough period. As such, the Company qualifies for certain of these programs which will partially offset related expenses. The Company is evaluating the reimbursement it is eligible to receive under such programs and will record the cumulative benefit in the second quarter of fiscal 2021 and through the eligibility period of such programs.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries. When the Company reopened these stores, it did so in accordance with local government guidelines. As of June 24, 2020, the Company has reopened more than 570 of its stores globally and intends to continue reopening stores around the world as states and countries permit the reopening of retail operations. The Company has not changed its remote work arrangements for its corporate employees.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to the Company’s Wholesale segment customers and franchisees. For the three month period ended April 30, 2020, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $88,288 and $55,910, respectively. For the three month period ended April 30, 2019, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $80,461 and $88,390, respectively. During the three month period ended April 30, 2020, the Company recorded a $5,800 increase in allowance for doubtful accounts reserves for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty currently in the wholesale macro environment. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2020, the opening and closing balances of contract liabilities were $52,926 and $49,502, respectively. For the three month period ended April 30, 2019, the opening and closing balances of contract liabilities were $49,747 and $43,187, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2020, the Company recognized $12,763 of revenue that was included in the contract liability balance at the beginning of the period. During the three month period ended April 30, 2019, the Company recognized $15,289 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2020, January 31, 2020 and April 30, 2019 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2020
Short-term Investments:
Municipal and pre-refunded municipal bonds	$50,887	$5	$(31)	$50,861
Corporate bonds	14,246	21	(7)	14,260
	65,133	26	(38)	65,121
Long-term Investments:
Municipal and pre-refunded municipal bonds	2,350	21	(1)	2,370
Corporate bonds	2,572	3	(4)	2,571
Mutual funds, held in rabbi trust	7,400	682	—	8,082
Certificates of deposit	249	—	—	249
	12,571	706	(5)	13,272
	$77,704	$732	$(43)	$78,393
As of January 31, 2020
Short-term Investments:
Municipal and pre-refunded municipal bonds	$38,617	$20	$(11)	$38,626
Corporate bonds	166,790	318	(26)	167,082
Federal government agencies	1,152	3	—	1,155
Certificates of deposit	2,593	—	—	2,593
Commercial paper	1,997	—	—	1,997
	211,149	341	(37)	211,453
Long-term Investments:
Municipal and pre-refunded municipal bonds	30,340	35	(17)	30,358
Corporate bonds	47,352	205	(40)	47,517
Mutual funds, held in rabbi trust	8,448	36	(55)	8,429
Federal government agencies	6,926	1	(2)	6,925
Certificates of deposit	3,867	—	—	3,867
	96,933	277	(114)	97,096
	$308,082	$618	$(151)	$308,549

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2019
Short-term Investments:
Municipal and pre-refunded municipal bonds	$52,131	$23	$(6)	$52,148
Corporate bonds	169,627	72	(70)	169,629
Federal government agencies	2,735	4	—	2,739
Certificates of deposit	1,650	—	—	1,650
Commercial paper	2,997	—	—	2,997
	229,140	99	(76)	229,163
Long-term Investments:
Municipal and pre-refunded municipal bonds	11,035	11	(8)	11,038
Corporate bonds	71,105	95	(46)	71,154
Mutual funds, held in rabbi trust	7,733	208		7,941
Federal government agencies	2,351	7	—	2,358
Certificates of deposit	1,403	—	—	1,403
	93,627	321	(54)	93,894
	$322,767	$420	$(130)	$323,057

Proceeds from the sales and maturities of available-for-sale securities were $311,258 and $151,761 for the three months ended April 30, 2020 and 2019, respectively. Net liquidations of the Company’s marketable securities portfolio in the three months ended April 30, 2020 were primarily to preserve financial flexibility and maintain liquidity in response to the coronavirus pandemic. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Operations, a net realized loss of $454 for the three months ended April 30, 2020, and a net realized gain of $7 for the three months ended April 30, 2019. Amortization of discounts and premiums, net, resulted in a reduction of “Other income, net” of $409 and $119 for the three months ended April 30, 2020 and 2019, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Operations.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$53,231	$—	$53,231
Corporate bonds	16,831	—	—	16,831
Mutual funds, held in rabbi trust	8,082	—	—	8,082
Certificates of deposit	—	249	—	249
	$24,913	$53,480	$—	$78,393

	Marketable Securities Fair Value as of
	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$68,984	$—	$68,984
Corporate bonds	214,599	—	—	214,599
Mutual funds, held in rabbi trust	8,429	—	—	8,429
Federal government agencies	8,080	—	—	8,080
Certificates of deposit	—	6,460	—	6,460
Commercial paper		1,997	—	1,997
	$231,108	$77,441	$—	$308,549

	Marketable Securities Fair Value as of
	April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$63,186	$—	$63,186
Corporate bonds	240,783	—	—	240,783
Mutual funds, held in rabbi trust	7,941	—	—	7,941
Federal government agencies	5,097	—	—	5,097
Certificates of deposit	—	3,053	—	3,053
Commercial paper	—	2,997	—	2,997
	$253,821	$69,236	$—	$323,057

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2020, January 31, 2020 and April 30, 2019.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2020, January 31, 2020 and April 30, 2019, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, lease-related right-of-use assets and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to a fair value resulting in impairment charges of $14,528 across 39 retail locations, with a carrying value after impairment of $96,523 related to the right-of-use assets. During the three months ended April 30, 2019, impairment charges were zero.

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

As of April 30, 2020, the Company was in compliance with all terms of the Amended Credit Agreement and borrowings under the Amended Credit Facility totaled $220,000, which the Company borrowed during the three months ended April 30, 2020 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the coronavirus pandemic. The Company intends to use the proceeds in the future for working capital, capital expenditure, general corporate or other purposes. The Company expects to remain in compliance with all terms, including financial covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $14,499.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow an aggregate of $130,000 for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of April 30, 2020, the Company had outstanding trade letters of credit of $55,240 and available trade letters of credit of $74,760 under these facilities.

On June 17, 2020, the Company repaid $100,000 of borrowings under its Amended Credit Facility.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $68,010 and $66,248 during the three months ended April 30, 2020 and 2019, respectively. Total variable lease costs were $28,440 and $32,877 during the three months ended April 30, 2020 and 2019, respectively. Short-term lease costs and sublease income were not material during the three months ended April 30, 2020 and April 30, 2019.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of April 30, 2020:

Operating
Leases
Fiscal Year
2021 (excluding the three months ended April 30, 2020)	$254,187
2022	275,975
2023	242,272
2024	208,755
2025	172,243
Thereafter	589,212
Total undiscounted future minimum lease payments	1,742,644
Less imputed interest	(410,041)
Total discounted future minimum lease payments	$1,332,603

As of April 30, 2020, the Company had commitments of approximately $47,956 not included in the amounts above related to six executed but not yet commenced store leases.

In response to the coronavirus pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords.  The amount withheld at April 30, 2020 was included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

The Company has been in discussion with its landlords to obtain rent concessions. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company will account for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company will account for such rent concessions as a lease modification.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, for the three months ended April 30, 2020 and 2019, was as follows:

	Three Months Ended
	April 30,
	2020	2019
Stock Options	$342	$585
Performance Stock Units(1)	150	1,077
Restricted Stock Units	4,380	3,891
Total	$4,872	$5,553
(1)

Includes the reversal of $653 of previously recognized compensation expense in the three months ended April 30, 2020, related to 46,665 PSU’s that will not vest as the achievement of the related performance target is not probable.

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2020 was as follows:

	April 30, 2020
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Performance Stock Units	154,000	$25.84
Restricted Stock Units	835,000	$25.84
Total	989,000

During the three months ended April 30, 2020, 113,331 PSU’s vested and 323,843 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2020 was as follows:

	April 30, 2020
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$129	0.1
Performance Stock Units	6,816	2.4
Restricted Stock Units	39,151	2.3
Total	$46,096

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended
	April 30,
	2020	2019
Number of common shares repurchased and subsequently retired	482,003	2,430,827
Total cost	$7,036	$71,242
Average cost per share, including commissions	$14.60	$29.31

The shares repurchased during the three months ended April 30, 2020, were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. While as of April 30, 2020, 25,851,954 common shares were remaining under the programs, the Company has suspended all share repurchase activity under the programs for the foreseeable future.

During the three months ended April 30, 2020, the Company acquired and subsequently retired 154,664 common shares at a total cost of $3,720 from employees to meet minimum statutory tax withholding requirements. During the three months ended April 30, 2019, the Company acquired and subsequently retired 176,081 common shares at a total cost of $5,383 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	(12,617)	150	(12,467)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(454)	(454)
Net current-period other comprehensive income (loss)	(12,617)	(304)	(12,921)
Balance at end of period	$(40,945)	$20	$(40,925)

	Three Months Ended April 30, 2019
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	(3,800)	179	(3,621)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	7
Net current-period other comprehensive income (loss)	(3,800)	186	(3,614)
Balance at end of period	$(30,725)	$8	$(30,717)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other income, net” in the Condensed Consolidated Statements of Operations.

11. Net (Loss) Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net (loss) income per common share:

	Three Months Ended
	April 30,
	2020	2019
Basic weighted-average common shares outstanding	97,910,314	104,437,460
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	—	902,688
Diluted weighted-average shares outstanding	97,910,314	105,340,148

As a result of the net loss for the three months ended April 30, 2020, all share-based awards have been excluded from the calculation of diluted loss per share and therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

For the three months ended April 30, 2019, awards to purchase 380,000 common shares ranging in price from $35.85 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. Also excluded from the calculation of diluted net income per common share as of April 30, 2019, were 711,418 performance-based equity awards because they did not meet the required performance criteria.

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

	Three Months Ended
	April 30,
	2020	2019
Net sales
Retail operations	$561,232	$782,563
Wholesale operations	25,712	84,365
Subscription operations	6,270	—
Intersegment elimination	(4,731)	(2,515)
Total net sales	$588,483	$864,413
(Loss) Income from operations
Retail operations	$(135,501)	$34,694
Wholesale operations	(45,628)	16,761
Subscription operations	(5,964)	(2,101)
Intersegment elimination	(410)	(63)
Total segment operating (loss) income	(187,503)	49,291
General corporate expenses	(11,232)	(9,271)
Total (loss) income from operations	$(198,735)	$40,020

	April 30,	January 31,	April 30,
	2020	2020	2019
Inventory
Retail operations	$299,881	$347,837	$365,554
Wholesale operations	35,759	61,697	42,808
Total inventory	$335,640	$409,534	$408,362
Rental product, net (1)
Subscription operations	$17,380	$16,447	$35
Total rental product, net	$17,380	$16,447	$35

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$849,566	$859,918	$819,062
Wholesale operations	2,550	2,577	2,312
Subscription operations	28,237	27,537	7,698
Total property and equipment, net	$880,353	$890,032	$829,072

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended
	April 30,
	2020	2019
Net sales
Apparel (1)	$370,347	$588,726
Home (2)	109,799	124,548
Accessories (3)	70,193	100,268
Other (4)	38,144	50,871
Total net sales	$588,483	$864,413

As a percentage of net sales
Apparel (1)	63%	68%
Home (2)	19%	14%
Accessories (3)	12%	12%
Other (4)	6%	6%
Total net sales	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2020	2020	2019
Property and equipment, net
Domestic operations	$741,237	$763,411	$758,794
Foreign operations	139,116	126,621	70,278
Total property and equipment, net	$880,353	$890,032	$829,072

	Three Months Ended
	April 30,
	2020	2019
Net Sales
Domestic operations	$523,556	$763,089
Foreign operations	64,927	101,324
Total net sales	$588,483	$864,413

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the impacts of the coronavirus (COVID-19) pandemic, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions or public health crises such as the coronavirus (COVID-19) pandemic, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with digital sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, any material disruptions or security breaches with respect to our technology systems, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate (including the uncertainties associated with the U.S. Tax Cuts and Jobs Act), changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 31, 2020. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2021 will end on January 31, 2021.

Impact of the Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally; however, the Company continued to fulfill digital orders from its stores where permitted by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but have done so with additional safety procedures and enhanced cleaning to protect the health of employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely. The coronavirus pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect its business operations. Because it is impossible to predict the effect and ultimate impact of the coronavirus pandemic, current financial information may not be necessarily indicative of future operating results and the Company’s plans as described below may change.

In response to the coronavirus pandemic, the Company has taken many additional measures to protect its financial position and increase financial flexibility during this challenging time period. Those include:

•	Furloughing a substantial number of store, wholesale and home office associates,
•	Suspending all new hiring except in its fulfillment and call centers,
•	Suspending all merit raises and bonuses for fiscal 2021,
•

Borrowing $220.0 million (and subsequently repaying $100.0 million on June 17, 2020) under its Amended Credit Facility (as defined herein) to further protect its cash reserves (see Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information),

•	Reducing its capital budget by over $140 million from approximately $260 million to approximately $120 million by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders and asked for price concessions on those remaining,
•	Reducing all non-payroll expenses, including creative, marketing, and travel to name a few,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Reducing senior leadership compensation for the duration of the furlough time period,
•	Eliminating Board of Directors’ cash compensation through the date of the 2021 Annual Meeting of Shareholders, and
•

Suspending share repurchases for the foreseeable future (see Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information).

As a result of the coronavirus pandemic, during the three months ended April 30, 2020, the Company recorded certain additional reserves and non-cash charges. During the three months ended April 30, 2020, the Company assessed the value of its inventory in the Retail and Wholesale segments and recorded a $43.3 million increase in its inventory obsolescence reserves.  During the three months ended April 30, 2020, the Company recorded a $5.8 million increase in allowance for doubtful accounts reserves for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty currently in the wholesale macro environment.  Finally, during the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily driven due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to a fair value resulting in impairment charges of $14.5 million across 39 retail locations.

As a result of the global coronavirus pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company continued to pay all employees through at least April 1, 2020.  On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1. Impacted employees continued to receive enrolled benefits during the furlough period. As such, the Company qualifies for certain of these programs which will partially offset related expenses. The Company is evaluating the reimbursement it is eligible to receive under such programs and will record the cumulative benefit in the second quarter of fiscal 2021 and through the eligibility period of such programs.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries. When the Company reopened these stores, it did so in accordance with local government guidelines. As of June 24, 2020, the

Company has reopened more than 570 of its stores globally and intends to continue reopening stores around the world as states and countries permit the reopening of retail operations. The Company has not changed its remote work arrangements for its corporate employees.

As we have reopened stores, we have followed newly established health protocols, provided personal protective equipment to our employees, and implemented social distancing working practices. Additionally, we are implementing occupancy limits, reducing operating hours, and instituting new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day and making hand sanitizer available to our customers and employees.  As a result, the Company is planning on incurring incremental costs going forward for personal protective equipment and additional payroll and supply costs associated with social distancing protocols and cleaning regimens we are putting in place in our stores, distribution and fulfillment centers, and offices.

Civil Unrest

In May 2020, significant civil unrest impacted 55 stores located in North America with varying degrees of damage, including recently reopened stores and stores from which we fulfilled digital orders. As a result, we temporarily closed these stores in order to assess the damage and make repairs in affected areas to ensure the safety of our customers and employees. We maintain business interruption and property insurance coverage, which covers inventory at the selling price and property and equipment at replacement costs, less a deductible. We are currently assessing the degree of the damage and the extent to which insurance may be available to cover the costs associated with these events. However, we do not expect losses after insurance recoveries to be material to our Condensed Consolidated Financial Statements.

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

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year due to store specific closures from events such as damage from fire, flood and natural weather events. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. Franchise net sales and the effects of foreign currency translation are also considered non-comparable.

We monitor Retail segment metrics including customer traffic and average units per transaction at our stores and on our websites and mobile applications. We additionally monitor average unit selling price and transactions at our stores and average order value and conversion rates on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in Europe offering select merchandise, most of which is also available in its stores, sells merchandise through franchisee-owned stores in Israel and the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 32.3% and 7.5% of consolidated net sales, respectively, for the three months ended April 30, 2020, compared to 29.1% and 7.4%, respectively, for the comparable period in fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2020 and the comparable period in fiscal 2020.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. APlus by Anthropologie, which was launched during fiscal 2020, is an apparel line that offers an extended size range within certain Anthropologie brand clothing collections. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 38.0% and 1.7% of consolidated net sales, respectively, for the three months ended April 30, 2020, compared to 39.1% and 1.7%, respectively, for the comparable period in fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2020 and the comparable period in fiscal 2020.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. We plan to open standalone FP Movement stores in fiscal 2021 and expect to open additional stores thereafter. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Free People opened its first European retail stores in fiscal 2019. Free People’s North American Retail segment net sales accounted for approximately 14.3% of consolidated net sales for the three months ended April 30, 2020, compared to approximately 12.0% for the comparable period in fiscal 2020. European and Asian Retail segment net sales each accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2020 and the comparable period in fiscal 2020.

The Menus & Venues division focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues division net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2020 and the comparable period in fiscal 2020.

Net sales from the Retail segment accounted for approximately 95.3% of consolidated net sales for the three months ended April 30, 2020, compared to 90.5% for the comparable period in fiscal 2020.

Store data for the three months ended April 30, 2020 was as follows:

	January 31,	Stores	Stores	April 30,
	2020	Opened	Closed	2020
Urban Outfitters
United States	177	2	(1)	178
Canada	17	—	—	17
Europe	54	—	—	54
Urban Outfitters Global Total	248	2	(1)	249
Anthropologie Group
United States	200	1	—	201
Canada	11	—	—	11
Europe	20	1	—	21
Anthropologie Group Global Total	231	2	—	233
Free People
United States	134	—	—	134
Canada	6	—	—	6
Europe	4	—	—	4
Free People Global Total	144	—	—	144
Menus & Venues
United States	11	—	—	11
Menus & Venues Total	11	—	—	11
Total Company-Owned Stores	634	4	(1)	637
Franchisee-Owned Stores (1)	7	—	—	7
Total URBN	641	4	(1)	644
(1)	Franchisee-owned stores are located in Israel and the United Arab Emirates.

Selling square footage by brand as of April 30, 2020 and 2019 was as follows:

	April 30,	April 30,
	2020	2019	Change
Selling square footage (in thousands):
Urban Outfitters	2,220	2,196	1.1%
Anthropologie Group	1,793	1,782	0.6%
Free People	325	304	6.9%
Total URBN (1)	4,338	4,282	1.3%
(1)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores (including standalone FP Movement stores) in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2021 are as follows:

	January 31,	Projected	Projected	January 31,
	2020	Openings	Closings	2021
Urban Outfitters	248	9	(5)	252
Anthropologie Group	231	7	(4)	234
Free People	144	5	(1)	148
Menus & Venues	11	—	—	11
Total Company-Owned Stores	634	21	(10)	645
Franchisee-Owned Stores	7	—	—	7
Total URBN (1)	641	21	(10)	652
(1)	All projected openings and closings are currently being evaluated due to the COVID-19 pandemic.

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,300 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 3.6% of consolidated net sales for the three months ended April 30, 2020, compared to 9.5% for the comparable period in fiscal 2020.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like, and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Subscription segment net sales accounted for approximately 1.1% of consolidated net sales for the three months ended April 30, 2020.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2020. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. Other than the impact of the coronavirus pandemic on our inventory obsolescence reserves in the Retail and Wholesale segments, the allowance for doubtful accounts on our Wholesale segment accounts receivable and the obsolescence reserves on our Subscription segment rental product, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2020.

Results of Operations

As a Percentage of Net Sales

As a result of the coronavirus pandemic, our stores were closed for nearly half of the first quarter of fiscal 2021. In addition to lost revenues, we incurred expenses that were not commensurate with the level of current level of sales.  As a result, comparisons of expense ratios and year-over-year trends were impacted in a meaningful way.

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Month Ended
	April 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales (excluding store impairment)	95.5	68.9
Store impairment	2.5	—
Gross profit	2.0	31.1
Selling, general and administrative expenses	35.8	26.5
(Loss) income from operations	(33.8)	4.6
Other income, net	0.1	0.3
(Loss) income before income taxes	(33.7)	4.9
Income tax (benefit) expense	(10.2)	1.1
Net (loss) income	(23.5)%	3.8%

Three Months Ended April 30, 2020 Compared To Three Months Ended April 30, 2019

Net sales in the first quarter of fiscal 2021 were $588.5 million, compared to $864.4 million in the first quarter of fiscal 2020. The $275.9 million decrease was attributable to a $221.3 million, or 28.3%, decrease in Retail segment net sales and a $60.9 million, or 74.4%, decrease in Wholesale segment net sales, partially offset by $6.3 million of Subscription segment net sales. Retail segment net sales for the first quarter of fiscal 2021 accounted for 95.3% of total net sales compared to 90.5% of total net sales in the first quarter of fiscal 2020.

The decrease in our Retail segment net sales during the first quarter of fiscal 2021 was due to a decrease of $208.3 million, or 27.5%, in Retail segment comparable net sales, and a decrease of $13.0 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales decreased 19.1% at Free People, 24.1% at Urban Outfitters and 32.8% at the Anthropologie Group. Retail segment comparable net sales decreased in both North America and Europe. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales due to mandated store closures as a result of the coronavirus pandemic, partially offset by low double-digit growth in the digital channel. Negative comparable store net sales resulted from a decrease in transactions, average unit selling price and units per transaction. Store traffic for the quarter decreased. The digital channel net sales increase was driven by an increase in conversion rate, sessions and units per transaction, while average order value decreased. The decrease in non-comparable net sales was primarily due to the mandated store closures as a result of the coronavirus pandemic at the 30 new Company-owned stores and restaurants opened and 13 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, was primarily due to a 74.3% decrease for the Free People brand, due to the majority of the brand’s wholesale partners having all or a meaningful portion of their businesses closed for a significant portion of the quarter. The segment decrease was also due to decreases of $2.2 million in Anthropologie Home sales and $0.2 million in Urban Outfitters BDG sales.

Gross profit percentage for the first quarter of fiscal 2021 decreased to 2.0% of net sales, from 31.1% of net sales in the comparable quarter in fiscal 2020. Gross profit decreased to $11.8 million in the first quarter of fiscal 2021 from $269.1 million in the first quarter of fiscal 2020. The decrease in gross profit percentage was due to significant store occupancy deleverage, a meaningful increase in inventory obsolescence reserves, an increase in delivery expense and an increase in merchandise markdowns. While stores were closed for half of the first quarter of fiscal 2021 due to the coronavirus pandemic, store occupancy expense significantly deleveraged as rent and other occupancy costs are unadjusted until agreements are reached with landlords. During the first quarter of fiscal 2021, the Company recorded a $14.5 million store impairment charge and a $43.3 million year-over-year increase in inventory obsolescence reserves due to an increase in aged inventory and an increase in the promotional environment in both the Retail and Wholesale segments. Delivery expense increased primarily due to the increase in penetration of the digital channel, lower average order value and an increase in split shipments.

Total inventory at April 30, 2020 as compared to April 30, 2019, decreased by $72.7 million, or 17.8%, to $335.6 million. The decrease in inventory was due to an 18% decrease in Retail segment inventory and a 16% decrease in Wholesale segment inventory. The decrease in both segments was primarily due to cancelling orders to align with store closures and overall reduced consumer demand, as well as an increase in inventory obsolescence reserves.

Selling, general and administrative expenses decreased by 8.1%, to $210.6 million, in the first quarter of fiscal 2021, compared to $229.0 million in the first quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of fiscal 2021 to 35.8% of net sales, compared to 26.5% of net sales for the first quarter of fiscal 2020. The increase in selling, general and administrative percentage was primarily related to deleverage in store and field management expense. The Company continued to employ and pay a large portion of its regional and store management teams despite store closures and reduced sales during the coronavirus pandemic. Additionally, marketing expenses increased as a percentage of net sales primarily due to the increase in digital channel penetration. The Company also recorded a significant increase in allowance for doubtful accounts reserves for wholesale customer accounts receivables as a result of the significant current disruption and uncertainty in the wholesale macro environment. The decrease in selling, general and administrative expenses was primarily due to the cost savings measures the Company put in place after mandated store closures as a result of the coronavirus pandemic.

Loss from operations was 33.8% of net sales, or $198.7 million, for the first quarter of fiscal 2021 compared to income from operations of 4.6% of net sales, or $40.0 million, for the first quarter of fiscal 2020.

Our effective tax rate for the first quarter of fiscal 2021 was a benefit of 30.3% of loss before income taxes compared to an expense of 23.7% of income before income taxes in the first quarter of fiscal 2020. The change in the effective tax rate was primarily driven by the tax benefit for the carryback of the current year net operating loss, as provided by the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Current year net operating losses will be carried back to fiscal year 2016 when the statutory tax rate was 35% rather than the current statutory tax rate of 21%.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $667.1 million as of April 30, 2020, as compared to $530.4 million as of January 31, 2020 and $614.3 million as of April 30, 2019. During the first three months of fiscal 2021, we borrowed $220.0 million under our Amended Credit Facility, used $59.7 million in cash from operations, invested $43.5 million in property and equipment and repurchased $7.0 million of common shares under our share repurchase programs. The shares repurchased during the three months of fiscal 2021 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. Our working capital was $513.4 million at April 30, 2020 compared to $414.6 million at January 31, 2020 and $491.1 million at April 30, 2019. The increase in working capital as compared to January 31, 2020, was primarily due to the net increase in cash, cash equivalents and current marketable securities due to the $220.0 million borrowing under our Amended Credit Facility partially offset by uses of cash to fund store related expenses during the mandated store closures.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and additionally in the first three months of fiscal 2021, through our borrowings. Our primary uses of cash have been to repurchase our common shares, open new stores, purchase inventory, fund store operations and expand our home offices and fulfillment centers.

Cash Flows from Operating Activities

Cash flows from operating activities during the first three months of fiscal 2021 was a cash outflow of $59.7 million compared to a cash inflow of $25.9 million in the first three months of fiscal 2020. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period decrease in cash flows from operations was due to the net loss incurred in the first three months of fiscal 2021 driven by the material negative impact that the mandated store closures caused by the coronavirus pandemic had on the Company’s operations.  Although the Company’s stores were closed for the second half of the first quarter of fiscal 2021, the Company continued to incur various store operational costs, such as employee costs and costs for a large portion of its regional and store management teams despite store closures and reduced sales during the coronavirus pandemic.

Cash Flows from Investing Activities

Cash flows from investing activities during the first three months of fiscal 2021 was a cash inflow of $222.2 million compared to a cash outflow of $15.9 million in the first three months of fiscal 2020. Net liquidations of our marketable securities portfolio in the first three months of fiscal 2021 were primarily to preserve financial flexibility and maintain liquidity in response to the coronavirus pandemic. Cash used in investing activities in fiscal 2020 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first three months of fiscal 2021 and 2020 was $43.5 million and $37.7 million, respectively, which was primarily used to expand our fulfillment center network in fiscal 2021 and 2020. See Capital and Operating Expenditures for further discussion of the Company’s plans to reduce planned capital expenditures for the remainder of fiscal 2021 in response to the coronavirus pandemic.

Cash Flows from Financing Activities

Cash flows from financing activities during the first three months of fiscal 2021 was a cash inflow of $209.2 million compared to a cash outflow of $75.7 million in the first three months of fiscal 2020. Cash provided by financing activities in the first three months of fiscal 2021 primarily related to $220.0 million of borrowings under our Amended Credit Facility, partially offset by $7.0 million of repurchases of our common shares under our share repurchase program. The shares repurchased during the three months of fiscal 2021 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. The Company has since suspended share repurchase activity under its programs for the foreseeable future. Cash used in financing activities in the first three months of fiscal 2020 primarily related to $71.2 million of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 With the additional measures in place noted above under Impact of the Coronavirus Pandemic, during fiscal 2021, we plan to complete construction of a new omni-channel fulfillment center in Europe, open approximately 21 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales. All fiscal 2021 capital expenditures are expected to be financed by cash flow from operating activities and borrowings. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the coronavirus pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the three months ended April 30, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

See Note 1, “Basis of Presentation,” Recent Accounting Pronouncements, of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.

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

There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

“Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the other risks noted in our Annual Report on Form 10-K. Otherwise, except as presented below, there have been no material changes to our risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020.

The coronavirus pandemic has and will continue to materially and adversely affect our business operations globally.

The coronavirus pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect its business operations. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally. The Company has reopened stores in select states and countries as permitted by local government guidelines for retail establishments and intends to continue to reopen stores while following newly established health protocols, providing personal protective equipment to our employees, and implementing social distancing working practices as required by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but have done so with additional safety procedures and enhanced cleaning to protect the health of the employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely.

The extent of the impact of the coronavirus pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and globally, the related impact on consumer confidence and spending and the willingness of customers to visit malls and shopping centers, the willingness of employees to staff our stores and fulfillment centers, and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. Nevertheless, the coronavirus pandemic presents significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase programs for the quarter ended April 30, 2020 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2020 through February 29, 2020	—	$—	—	26,333,957
March 1, 2020 through March 31, 2020	482,003	$14.60	482,003	25,851,954
April 1, 2020 through April 30, 2020	—	$—	—	25,851,954
Total Fiscal 2021 First Quarter	482,003		482,003	25,851,954

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended April 30, 2020, the Company acquired and subsequently retired 154,664 common shares from employees to meet minimum statutory tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

(2)

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 shares under a share repurchase program. As a result of the coronavirus pandemic, the Company has since suspended all share repurchase activity under the programs for the foreseeable future.

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

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no 000-22754) filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no 000-22754) filed on March 30, 2020.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2020, filed with the Securities and Exchange Commission on June 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 30, 2020	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 30, 2020	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer