Form 10-Q
period 2020-07-31
URBAN OUTFITTERS INC
filed 2020-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2020

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

Common shares, $0.0001 par value—97,786,381 shares outstanding on September 3, 2020.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$662,860	$221,839	$162,018
Marketable securities	501	211,453	171,398
Accounts receivable, net of allowance for doubtful accounts of $4,123, $880 and $939, respectively	60,441	88,288	95,131
Inventory	351,771	409,534	440,087
Prepaid expenses and other current assets	195,393	122,282	131,763
Total current assets	1,270,966	1,053,396	1,000,397
Property and equipment, net	889,126	890,032	867,434
Operating lease right-of-use assets	1,134,678	1,170,531	1,085,543
Marketable securities	9,216	97,096	78,857
Deferred income taxes and other assets	121,292	104,578	105,814
Total Assets	$3,425,278	$3,315,633	$3,138,045
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,261	$167,871	$181,955
Current portion of operating lease liabilities	270,326	221,593	209,072
Accrued expenses, accrued compensation and other current liabilities	293,629	249,306	235,106
Total current liabilities	771,216	638,770	626,133
Non-current portion of operating lease liabilities	1,102,250	1,137,495	1,090,623
Long-term debt	120,000	—	—
Deferred rent and other liabilities	81,219	84,013	59,885
Total Liabilities	2,074,685	1,860,278	1,776,641
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,779,586, 97,976,815 and 97,965,012 shares issued and outstanding, respectively	10	10	10
Additional paid-in-capital	9,956	9,477	—
Retained earnings	1,369,830	1,473,872	1,398,681
Accumulated other comprehensive loss	(29,203)	(28,004)	(37,287)
Total Shareholders’ Equity	1,350,593	1,455,355	1,361,404
Total Liabilities and Shareholders’ Equity	$3,425,278	$3,315,633	$3,138,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net sales	$803,266	$962,329	$1,391,749	$1,826,742
Cost of sales (excluding store impairment)	565,228	646,454	1,127,340	1,241,811
Store impairment	—	—	14,528	—
Gross profit	238,038	315,875	249,881	584,931
Selling, general and administrative expenses	168,619	237,814	379,197	466,850
Income (loss) from operations	69,419	78,061	(129,316)	118,081
Other (loss) income, net	(533)	3,498	(371)	6,178
Income (loss) before income taxes	68,886	81,559	(129,687)	124,259
Income tax expense (benefit)	34,486	21,239	(25,645)	31,354
Net income (loss)	$34,400	$60,320	$(104,042)	$92,905
Net income (loss) per common share:
Basic	$0.35	$0.61	$(1.06)	$0.91
Diluted	$0.35	$0.61	$(1.06)	$0.91
Weighted-average common shares outstanding:
Basic	97,778,749	99,095,562	97,843,796	101,722,244
Diluted	98,104,918	99,602,465	97,843,796	102,427,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net income (loss)	$34,400	$60,320	$(104,042)	$92,905
Other comprehensive income (loss):
Foreign currency translation	11,765	(6,771)	(852)	(10,571)
Change in unrealized (losses) gains on marketable securities, net of tax	(43)	201	(347)	387
Total other comprehensive income (loss)	11,722	(6,570)	(1,199)	(10,184)
Comprehensive income (loss)	$46,122	$53,750	$(105,241)	$82,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2020	97,777,322	$10	$3,593	$1,335,430	$(40,925)	$1,298,108
Comprehensive income	—	—	—	34,400	11,722	46,122
Share-based compensation	—	—	6,385	—	—	6,385
Share-based awards	3,334	—	—	—	—	—
Share repurchases	(1,070)	—	(22)	—	—	(22)
Balances as of July 31, 2020	97,779,586	$10	$9,956	$1,369,830	$(29,203)	$1,350,593

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2019	103,599,364	$10	$—	$1,478,678	$(30,717)	$1,447,971
Comprehensive income	—	—	—	60,320	(6,570)	53,750
Share-based compensation	—	—	5,908	—	—	5,908
Share-based awards	5,000	—	—	—	—	—
Share repurchases	(5,639,352)	—	(5,908)	(140,317)	—	(146,225)
Balances as of July 31, 2019	97,965,012	$10	$—	$1,398,681	$(37,287)	$1,361,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive (loss)	—	—	—	(104,042)	(1,199)	(105,241)
Share-based compensation	—	—	11,257	—	—	11,257
Share-based awards	440,508	—	—	—	—	—
Share repurchases	(637,737)	—	(10,778)	—	—	(10,778)
Balances as of July 31, 2020	97,779,586	$10	$9,956	$1,369,830	$(29,203)	$1,350,593

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	92,905	(10,184)	82,721
Share-based compensation	—	—	11,461	—	—	11,461
Share-based awards	568,989	—	974	—	—	974
Share repurchases	(8,246,260)	(1)	(12,435)	(210,414)	—	(222,850)
Balances as of July 31, 2019	97,965,012	$10	$—	$1,398,681	$(37,287)	$1,361,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(104,042)	$92,905
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,388	55,395
Non-cash lease expense	97,655	94,173
(Benefit) provision for deferred income taxes	(17,074)	1,107
Share-based compensation expense	11,257	11,461
Store impairment	14,528	—
Loss on disposition of property and equipment, net	679	593
Changes in assets and liabilities:
Receivables	27,912	(15,032)
Inventory	58,002	(71,899)
Prepaid expenses and other assets	(62,170)	(23,121)
Payables, accrued expenses and other liabilities	94,196	16,009
Operating lease liabilities	(59,115)	(100,338)
Net cash provided by operating activities	115,216	61,253
Cash flows from investing activities:
Cash paid for property and equipment	(72,103)	(116,465)
Cash paid for marketable securities	(92,949)	(235,094)
Sales and maturities of marketable securities	383,056	320,411
Net cash provided by (used in) investing activities	218,004	(31,148)
Cash flows from financing activities:
Borrowings under long-term debt	220,000	—
Repayments of long-term debt	(100,000)	—
Proceeds from the exercise of stock options	—	974
Share repurchases related to share repurchase program	(7,036)	(217,421)
Share repurchases related to taxes for share-based awards	(3,742)	(5,429)
Net cash provided by (used in) financing activities	109,222	(221,876)
Effect of exchange rate changes on cash and cash equivalents	(1,421)	(4,471)
(Decrease) increase in cash and cash equivalents	441,021	(196,242)
Cash and cash equivalents at beginning of period	221,839	358,260
Cash and cash equivalents at end of period	$662,860	$162,018
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$11,287	$37,839
Non-cash investing activities—Accrued capital expenditures	$2,710	$22,325

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2021 will end on January 31, 2021.

Historically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the six months ended July 31, 2020, the Company has computed its provision for income taxes under the discrete method which allows the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. The discrete method was determined to be an appropriate method for estimating its tax provision for the six months ended July 31, 2020 as it provides a reliable estimate as opposed to changes in estimated "ordinary" income or loss which would have resulted in significant fluctuations when estimating the annual effective tax rate.

Recent Accounting Pronouncements

The Company has considered all new accounting standards updates issued by the Financial Accounting Standards Board (“FASB”) and has concluded that there are no recent accounting standard updates that will have a material impact on its consolidated financial statements and related disclosures.

2. Impact of the Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally; however, the Company continued to fulfill digital orders from its stores where permitted by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but have done so with additional safety procedures and enhanced cleaning to protect the health of employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely. The coronavirus pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to affect its business operations. Because it is impossible to predict the effect and ultimate impact of the coronavirus pandemic, current financial information may not be necessarily indicative of future operating results and the Company’s plans as described below may change.

In response to the coronavirus pandemic, the Company has taken many additional measures to protect its financial position and increase financial flexibility during this challenging time period. Those include:

•	Furloughing a substantial number of store, wholesale and home office associates through July 31, 2020, with some furloughs resulting in layoffs as of the same date,
•	Limiting all new hiring commensurate with the operational needs of the Company,
•	Suspending all performance bonuses for fiscal 2021 and delaying merit increases until September 2020,
•	Borrowing $220,000, and subsequently repaying $100,000 on June 17, 2020, under its Amended Credit Facility (as defined herein) to further protect its cash reserves (see Note 6, “Debt”),
•	Reducing capital budget by over $45,000 from approximately $260,000 to approximately $215,000 by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders, asking for price concessions on those remaining and overall tighter management of inventory as stores reopened,
•	Reducing all non-payroll expenses, including creative, marketing and travel, among others,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Reducing senior leadership compensation for the duration of the furlough time period and extending until the merit increases were approved in September 2020,
•	Eliminating Board of Directors’ cash compensation through the date of the 2021 Annual Meeting of Shareholders, and
•	Temporarily suspending share repurchases (see Note 9, “Shareholders’ Equity”).

As a result of the coronavirus pandemic, during the six months ended July 31, 2020, the Company recorded certain additional reserves and non-cash charges. The Company assessed the value of its inventory in the Retail and Wholesale segments and recorded an increase in inventory obsolescence reserves during the three months ended April 30, 2020.  As a result of disciplined inventory control and better than planned product performance, during the three months ended July 31, 2020, the Company reduced its inventory obsolescence reserves. During the three months ended April 30, 2020, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment. During the three months ended July 31, 2020, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Finally, during the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to their fair value resulting in impairment charges across 39 retail locations. There were no store impairment charges during the three months ended July 31, 2020. The following is a summary of net charges recorded during fiscal 2021:

	Three Months Ended	Three Months Ended	Six Months Ended
	April 30, 2020	July 31, 2020	July 31, 2020
Inventory obsolescence reserves	$43,327	$(21,673)	$21,654
Allowance for doubtful accounts	5,800	(2,200)	3,600
Store impairment	14,528	—	14,528

As a result of the global coronavirus pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. As such, the Company qualified for certain of these programs, which partially offset related expenses, and recorded the cumulative benefit in selling, general and administrative expenses during the three months ended July 31, 2020. The Company continued to pay all employees through at least April 1, 2020. On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1, 2020. The furlough period continued through July 31, 2020, with some furloughs  resulting in layoffs as of the same date. Impacted employees continued to receive enrolled benefits during the furlough period.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries in accordance with local government guidelines. As of July 31, 2020, the Company reopened substantially all of its stores globally as states and countries permitted the reopening of retail operations. A summary of the number of stores open by brand and geography was as follows:

	April 30,	May 31,	June 30,	July 31,
	2020	2020	2020	2020
Urban Outfitters
North America	2	108	182	186
Europe	5	24	54	55
Urban Outfitters Global Total	7	132	236	241
Anthropologie Group
North America	5	122	209	209
Europe	—	5	21	21
Anthropologie Group Global Total	5	127	230	230
Free People
North America	2	72	135	135
Europe	—	2	4	4
Free People Global Total	2	74	139	139
Total	14	333	605	610

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to the Company’s Wholesale segment customers and franchisees. For the six month period ended July 31, 2020, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $88,288 and $60,441, respectively. For the six month period ended July 31, 2019, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $80,461 and $95,131, respectively. During the three months ended July 31, 2020, the Company reduced the allowance for doubtful accounts by $2,200 due to the collection of certain outstanding receivable balances, resulting in a net increase in the allowance for doubtful accounts of $3,600 million for the six months ended July 31, 2020. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2020, the opening and closing balances of contract liabilities were $52,926 and $47,709, respectively. For the six month period ended July 31, 2019, the opening and closing balances of contract liabilities were $49,747 and $41,585, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2020, the Company recognized $18,781 of revenue that was included in the contract liability balance at the beginning of the period. During the six month period ended July 31, 2019, the Company recognized $23,081 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2020, January 31, 2020 and July 31, 2019 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2020
Short-term Investments:
Corporate bonds	$291	$—	$—	$291
Municipal and pre-refunded municipal bonds	210	—	—	210
	501	—	—	501
Long-term Investments:
Mutual funds, held in rabbi trust	8,767	365	—	9,132
Corporate bonds	30	—	—	30
Municipal and pre-refunded municipal bonds	53	1	—	54
	8,850	366	—	9,216
	$9,351	$366	$—	$9,717
As of January 31, 2020
Short-term Investments:
Corporate bonds	$166,790	$318	$(26)	$167,082
Municipal and pre-refunded municipal bonds	38,617	20	(11)	38,626
Certificates of deposit	2,593	—	—	2,593
Federal government agencies	1,152	3	—	1,155
Commercial paper	1,997	—	—	1,997
	211,149	341	(37)	211,453
Long-term Investments:
Mutual funds, held in rabbi trust	8,448	36	(55)	8,429
Corporate bonds	47,352	205	(40)	47,517
Municipal and pre-refunded municipal bonds	30,340	35	(17)	30,358
Certificates of deposit	3,867	—	—	3,867
Federal government agencies	6,926	1	(2)	6,925
	96,933	277	(114)	97,096
	$308,082	$618	$(151)	$308,549

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2019
Short-term Investments:
Corporate bonds	$125,943	$190	$(31)	$126,102
Municipal and pre-refunded municipal bonds	42,023	40	(9)	42,054
Certificates of deposit	1,745	—	—	1,745
Federal government agencies	1,495	2	—	1,497
	171,206	232	(40)	171,398
Long-term Investments:
Mutual funds, held in rabbi trust	7,826	56	(7)	7,875
Corporate bonds	49,385	174	(33)	49,526
Municipal and pre-refunded municipal bonds	19,526	6	(50)	19,482
Certificates of deposit	1,847	—	—	1,847
Federal government agencies	126	1	—	127
	78,710	237	(90)	78,857
	$249,916	$469	$(130)	$250,255

Proceeds from the sales and maturities of available-for-sale securities were $383,056 and $320,411 for the six months ended July 31, 2020 and 2019, respectively. Net liquidations of the Company’s marketable securities portfolio in the six months ended July 31, 2020 were primarily to preserve financial flexibility and maintain liquidity in response to the coronavirus pandemic. The Company included in “Other (loss) income, net,” in the Condensed Consolidated Statements of Operations, a net realized gain of $34 and a net realized loss of $420 for the three and six months ended July 31, 2020, respectively, and net realized gains of $19 and $26 for the three and six months ended July 31, 2019, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other (loss) income, net” of $208 and $617 for the three and six months ended July 31, 2020, respectively, and $152 and $271 for the three and six months ended July 31, 2019, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other (loss) income, net” in the Condensed Consolidated Statements of Operations.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds, held in rabbi trust	$9,132	$—	$—	$9,132
Corporate bonds	321	—	—	321
Municipal and pre-refunded municipal bonds	264	—	—	264
	$9,717	$—	$—	$9,717

	Marketable Securities Fair Value as of
	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds, held in rabbi trust	$8,429	$—	$—	$8,429
Corporate bonds	214,599	—	—	214,599
Municipal and pre-refunded municipal bonds	—	68,984	—	68,984
Federal government agencies	8,080	—	—	8,080
Certificates of deposit	—	6,460	—	6,460
Commercial paper	—	1,997	—	1,997
	$231,108	$77,441	$—	$308,549

	Marketable Securities Fair Value as of
	July 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds, held in rabbi trust	$7,875	$—	$—	$7,875
Corporate bonds	175,628	—	—	175,628
Municipal and pre-refunded municipal bonds	—	61,536	—	61,536
Federal government agencies	1,624	—	—	1,624
Certificates of deposit	—	3,592	—	3,592
	$185,127	$65,128	$—	$250,255

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2020, January 31, 2020 and July 31, 2019.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2020, January 31, 2020 and July 31, 2019, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, lease-related right-of-use assets and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to their fair value resulting in impairment charges of $14,528 across 39 retail locations, with a carrying value after impairment of $96,523 related to the right-of-use assets. During the three months ended July 31, 2020, impairment charges were zero. During the three and six months ended July 31, 2019, impairment charges were zero.

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

As of July 31, 2020, the Company had $120,000 in borrowings under the Amended Credit Facility, which the Company borrowed during the six months ended July 31, 2020 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the coronavirus pandemic. The Company intends to use the proceeds in the future for working capital, capital expenditure, general corporate or other purposes. As of the month ended May 31, 2020, the availability under the Amended Credit Agreement reduced to a level that triggered the Fixed Charge Coverage Ratio covenant to be measured. Due to the net loss of the Company in fiscal 2021, the Fixed Charge Coverage Ratio was not met and the Company obtained a waiver effective through September 15, 2020 to cure the technical default. As of July 31, 2020, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to maintain the necessary availability under the Amended Credit Agreement to not trigger the Fixed Charge Coverage Ratio covenant going forward and remain in compliance with all terms, including other covenants, of the Amended Credit Agreement. Because the Fixed Charge Coverage Ratio was not met as described above, resulting in the technical default, the Company has determined the classification of the $220,000 of borrowings under the Amended Credit Facility as of April 30, 2020 should have been classified as a current liability on its April 30, 2020 Condensed Consolidated Balance Sheet. While the Company has concluded the reclassification is not material, the Company plans to correct the April 30, 2020 classification for comparative purposes when it files its Form 10-Q for the fiscal period ending April 30, 2021. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,399. Interest expense for the six months ended July 31, 2020, was $1,976, which was included in “Other (loss) income, net,” in the Condensed Consolidated Statements of Operations.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of July 31, 2020, the Company had outstanding trade letters of credit of $53,389 and available trade letters of credit of $41,611 under these facilities.

On June 8, 2020, the Company’s aggregate borrowing limit for purposes of trade letter of credit issuances was reduced from $130,000 to $95,000 and was reduced again on August 1, 2020 to $70,000. The reductions were made to align the amount of available trade letters of credit with the Company’s usage. The Company does not expect the reduction of available trade letters of credit to have an impact on its liquidity.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $69,183 and $137,193 during the three and six months ended July 31, 2020, respectively, and $67,827 and $134,075 during the three and six months ended July 31, 2019, respectively. Total variable lease costs were $23,154 and $51,594 during the three and six months ended July 31, 2020, respectively, and $31,554 and $64,431 during the three and six months ended July 31, 2019, respectively. Short-term lease costs and sublease income were not material during the three and six months ended July 31, 2020 and July 31, 2019.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of July 31, 2020:

Operating
Leases
Fiscal Year
2021 (excluding the six months ended July 31, 2020)	$203,340
2022	282,277
2023	248,641
2024	218,713
2025	182,810
Thereafter	622,924
Total undiscounted future minimum lease payments	1,758,705
Less imputed interest	(386,129)
Total discounted future minimum lease payments	$1,372,576

As of July 31, 2020, the Company had commitments of approximately $17,367 not included in the amounts above related to eight executed but not yet commenced store leases.

In response to the coronavirus pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords.  The amount withheld at July 31, 2020 was included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

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

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, for the three and six months ended July 31, 2020 and 2019, was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Stock Options	$129	$453	$471	$1,038
Performance Stock Units(1)	894	1,134	1,044	2,211
Restricted Stock Units	5,362	4,321	9,742	8,212
Total	$6,385	$5,908	$11,257	$11,461
(1)

Includes the reversal of $653 of previously recognized compensation expense in the six months ended July 31, 2020 related to 46,665 PSU’s that will not vest as the achievement of the related performance target is not probable.

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2020 was as follows:

	Six Months Ended
	July 31, 2020
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Performance Stock Units	154,000	$25.84
Restricted Stock Units	898,100	$25.29
Total	1,052,100

During the six months ended July 31, 2020, 113,331 PSU’s vested and 327,177 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2020 was as follows:

	July 31, 2020
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$—	—
Performance Stock Units	5,922	2.2
Restricted Stock Units	34,706	2.1
Total	$40,628

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Number of common shares repurchased and subsequently retired	—	5,637,369	482,003	8,068,196
Total cost	$—	$146,180	$7,036	$217,421
Average cost per share, including commissions	$—	$25.93	$14.60	$26.95

The shares repurchased during the six months ended July 31, 2020 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. While, as of July 31, 2020, 25,851,954 common shares were remaining under the programs, the Company has temporarily suspended all share repurchase activity under the programs.

During the six months ended July 31, 2020, the Company acquired and subsequently retired 155,734 common shares at a total cost of $3,742 from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2019, the Company acquired and subsequently retired 178,064 common shares at a total cost of $5,429 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020			Six Months Ended July 31, 2020
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(40,945)	$20	$(40,925)	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	11,765	(77)	11,688	(852)	73	(779)
Amounts reclassified from accumulated other comprehensive income (loss)	—	34	34	—	(420)	(420)
Net current-period other comprehensive income (loss)	11,765	(43)	11,722	(852)	(347)	(1,199)
Balance at end of period	$(29,180)	$(23)	$(29,203)	$(29,180)	$(23)	$(29,203)

	Three Months Ended July 31, 2019			Six Months Ended July 31, 2019
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(30,725)	$8	$(30,717)	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	(6,771)	182	(6,589)	(10,571)	361	(10,210)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	19	—	26	26
Net current-period other comprehensive income (loss)	(6,771)	201	(6,570)	(10,571)	387	(10,184)
Balance at end of period	$(37,496)	$209	$(37,287)	$(37,496)	$209	$(37,287)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other (loss) income, net” in the Condensed Consolidated Statements of Operations.

11. Net Income (Loss) per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Basic weighted-average common shares outstanding	97,778,749	99,095,562	97,843,796	101,722,244
Effect of dilutive options, performance stock units and restricted stock units	326,169	506,903	—	704,796
Diluted weighted-average shares outstanding	98,104,918	99,602,465	97,843,796	102,427,040

For the three months ended July 31, 2020 and 2019, awards to purchase 560,000 common shares ranging in price from $18.81 to $46.42 and 420,000 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As a result of the net loss for the six months ended July 31, 2020, all share-based awards have been excluded from the calculation of diluted loss per share and therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. For six months ended July 31, 2019, awards to purchase 400,000 common shares ranging in price from $28.47 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2020 and 2019, were 706,794 and 780,264 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment consists of the Anthropologie, Bhldn, Free People, Terrain, Urban Outfitters and Menus & Venues brands. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers.

The Company’s Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment. The Company plans for the Anthropologie brand to exit the wholesale business by the end of the third quarter of fiscal 2021.

The Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. Prior year expenses related to the Subscription segment that were classified as “Retail operations” and “General corporate expenses” have been reclassified to the Subscription segment as a result of the establishment of the Subscription segment in the first quarter of fiscal 2020. Property and equipment related to the Subscription segment have also been reclassified from the Retail segment.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net sales
Retail operations	$757,471	$878,693	$1,318,703	$1,661,256
Wholesale operations	49,877	86,153	75,589	170,518
Subscription operations	4,672	—	10,942	—
Intersegment elimination	(8,754)	(2,517)	(13,485)	(5,032)
Total net sales	$803,266	$962,329	$1,391,749	$1,826,742
Income (loss) from operations
Retail operations	$58,405	$78,997	$(77,096)	$113,691
Wholesale operations	14,161	15,354	(31,467)	32,115
Subscription operations	(4,611)	(3,536)	(10,575)	(5,637)
Intersegment elimination	(84)	312	(494)	249
Total segment operating income (loss)	67,871	91,127	(119,632)	140,418
General corporate expenses (1)	1,548	(13,066)	(9,684)	(22,337)
Total income (loss) from operations	$69,419	$78,061	$(129,316)	$118,081

(1) General corporate expenses during the three and six months ended July 31, 2020 benefitted from the recognition of coronavirus related government relief packages in the three months ended July 31, 2020.

	July 31,	January 31,	July 31,
	2020	2020	2019
Inventory
Retail operations	$321,885	$347,837	$376,050
Wholesale operations	29,886	61,697	64,037
Total inventory	$351,771	$409,534	$440,087
Rental product, net (1)
Subscription operations	$15,764	$16,447	$2,913
Total rental product, net	$15,764	$16,447	$2,913

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$859,188	$859,918	$841,013
Wholesale operations	2,375	2,577	2,637
Subscription operations	27,563	27,537	23,784
Total property and equipment, net	$889,126	$890,032	$867,434

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net sales
Apparel (1)	$507,930	$642,914	$878,277	$1,231,640
Home (2)	156,621	144,962	266,420	269,510
Accessories (3)	89,751	116,613	159,944	216,881
Other (4)	48,964	57,840	87,108	108,711
Total net sales	$803,266	$962,329	$1,391,749	$1,826,742

As a percentage of net sales
Apparel (1)	63%	67%	63%	67%
Home (2)	19%	15%	19%	15%
Accessories (3)	12%	12%	12%	12%
Other (4)	6%	6%	6%	6%
Total net sales	100%	100%	100%	100%

(1) Apparel includes intimates and activewear
(2) Home includes home furnishings, electronics, gifts and decorative items
(3) Accessories includes footwear, jewelry and handbags
(4) Other includes beauty, shipping and handling, the Menus & Venues brand and the Subscription segment

Apparel, Home, and Accessories are sold through both the Retail and Wholesale segments. Revenue recognized from the Other category is primarily attributable to the Retail segment.

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2020	2020	2019
Property and equipment, net
Domestic operations	$722,934	$763,411	$774,378
Foreign operations	166,192	126,621	93,056
Total property and equipment, net	$889,126	$890,032	$867,434

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net Sales
Domestic operations	$709,697	$840,316	$1,233,253	$1,603,405
Foreign operations	93,569	122,013	158,496	223,337
Total net sales	$803,266	$962,329	$1,391,749	$1,826,742

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the impacts of public health crises such as the coronavirus (COVID-19) pandemic, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions or public health crises, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, the departure of one or more key senior executives, import risks, changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas, the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, risks associated with digital sales, our ability to maintain and expand our digital sales channels, response to new store concepts, our ability to integrate acquisitions, any material disruptions or security breaches with respect to our technology systems, failure of our manufacturers and third-party vendors to comply with our social compliance program, changes in our effective income tax rate (including the uncertainties associated with the U.S. Tax Cuts and Jobs Act), changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 31, 2020. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, Anthropologie and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and home goods. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2021 will end on January 31, 2021.

Impact of the Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally; however, the Company continued to fulfill digital orders from its stores where permitted by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but have done so with additional safety procedures and enhanced cleaning to protect the health of employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely. The coronavirus pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to affect its business operations. Because it is impossible to predict the effect and ultimate impact of the coronavirus pandemic, current financial information may not be necessarily indicative of future operating results and the Company’s plans as described below may change.

In response to the coronavirus pandemic, the Company has taken many additional measures to protect its financial position and increase financial flexibility during this challenging time period. Those include:

•	Furloughing a substantial number of store, wholesale and home office associates through July 31, 2020, with some furloughs resulting in layoffs as of the same date,
•	Limiting all new hiring commensurate with the operational needs of the Company,
•	Suspending all performance bonuses for fiscal 2021 and delaying merit increases until September 2020,
•

Borrowing $220.0 million and subsequently repaying $100.0 million on June 17, 2020, under its Amended Credit Facility (as defined herein) to further protect its cash reserves (see Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information),

•	Reducing capital budget by over $45 million from approximately $260 million to approximately $215 million by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders, asking for price concessions on those remaining and overall tighter management of inventory as stores reopened,
•	Reducing all non-payroll expenses, including creative, marketing and travel, among others,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Reducing senior leadership compensation for the duration of the furlough time period and extending until the merit increases were approved in September 2020,
•	Eliminating Board of Directors’ cash compensation through the date of the 2021 Annual Meeting of Shareholders, and
•

Temporarily suspending share repurchases (see Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information).

As a result of the coronavirus pandemic, during the six months ended July 31, 2020, the Company recorded certain additional reserves and non-cash charges. The Company assessed the value of its inventory in the Retail and Wholesale segments and recorded an increase in inventory obsolescence reserves during the three months ended April 30, 2020.  As a result of disciplined inventory control and better than planned product performance, during the three months ended July 31, 2020, the Company reduced its inventory obsolescence reserves. During the three months ended April 30, 2020, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment. During the three months ended July 31, 2020, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Finally, during the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to their fair value resulting in impairment charges across 39 retail locations. There were no store impairment charges during the three months ended July 31, 2020.

The following is a summary of net charges recorded during fiscal 2021:

$ in thousands	Three Months Ended	Three Months Ended	Six Months Ended
	April 30, 2020	July 31, 2020	July 31, 2020
Inventory obsolescence reserves	$43,327	$(21,673)	$21,654
Allowance for doubtful accounts	5,800	(2,200)	3,600
Store impairment	14,528	—	14,528

As a result of the global coronavirus pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs, which partially offset related expenses and recorded the cumulative benefit in selling, general and administrative expenses during the three months ended July 31, 2020. The Company continued to pay all employees through at least April 1, 2020. On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1, 2020. The furlough period continued through July 31, 2020, with some furloughs  resulting in layoffs as of the same date. Impacted employees continued to receive enrolled benefits during the furlough period.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries. When the Company reopened these stores, it did so in accordance with local government guidelines. As of July 31, 2020, the Company had reopened substantially all of its stores globally as states and countries permitted the reopening of retail operations. A summary of the number of stores open by brand and geography was as follows:

	April 30,	May 31,	June 30,	July 31,
	2020	2020	2020	2020
Urban Outfitters
North America	2	108	182	186
Europe	5	24	54	55
Urban Outfitters Global Total	7	132	236	241
Anthropologie Group
North America	5	122	209	209
Europe	—	5	21	21
Anthropologie Group Global Total	5	127	230	230
Free People
North America	2	72	135	135
Europe	—	2	4	4
Free People Global Total	2	74	139	139
Total	14	333	605	610

As we have reopened stores, we have followed newly established health protocols, provided personal protective equipment to our employees, and implemented social distancing working practices. Additionally, we are implementing occupancy limits, reducing operating hours, and instituting new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day and making hand sanitizer available to our customers and employees. As a result, the Company is planning on incurring incremental costs going forward for personal protective equipment and additional payroll and supply costs associated with social distancing protocols and cleaning regimens we are putting in place in our stores, distribution and fulfillment centers, and offices. As of July 31, 2020, the Company has not changed its remote work arrangements for its corporate employees.

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

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year due to store specific closures from events such as damage from fire, flood and natural weather events. The Company did not remove stores that were closed due to the coronavirus pandemic from the comparable stores net sales calculations. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. Franchise net sales and the effects of foreign currency translation are also considered non-comparable.

We monitor Retail segment metrics including customer traffic and average units per transaction at our stores and on our websites and mobile applications. We additionally monitor average unit selling price at our stores and average order value and conversion rates on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, sells merchandise through franchisee-owned stores in Israel and the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 31.9% and 7.8% of consolidated net sales, respectively, for the six months ended July 31, 2020, compared to 29.0% and 7.7%, respectively, for the comparable period in fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2020 and the comparable period in fiscal 2020.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 36.3% and 1.6% of consolidated net sales, respectively, for the six months ended July 31, 2020, compared to 39.2% and 1.6%, respectively, for the comparable period in fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2020 and the comparable period in fiscal 2020.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. We plan to open standalone FP Movement stores in fiscal 2021 and expect to open additional stores thereafter to further capitalize on the growth opportunity and unique position that FP Movement has in the fitness and wellness space. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Free People’s North American Retail segment net sales accounted for approximately 15.5% of consolidated net sales for the six months ended July 31, 2020, compared to approximately 12.6% for the comparable period in fiscal 2020. European and Asian Retail segment net sales each accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2020 and the comparable period in fiscal 2020.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2020 and the comparable period in fiscal 2020.

Net sales from the Retail segment accounted for approximately 94.8% of consolidated net sales for the six months ended July 31, 2020, compared to 90.9% for the comparable period in fiscal 2020.

Store data for the six months ended July 31, 2020 was as follows:

	January 31,	Stores	Stores	July 31,
	2020	Opened	Closed	2020
Urban Outfitters
United States	177	2	(3)	176
Canada	17	—	—	17
Europe	54	1	—	55
Urban Outfitters Global Total	248	3	(3)	248
Anthropologie Group
United States	200	1	—	201
Canada	11	—	—	11
Europe	20	1	—	21
Anthropologie Group Global Total	231	2	—	233
Free People
United States	134	—	(1)	133
Canada	6	—	—	6
Europe	4	—	—	4
Free People Global Total	144	—	(1)	143
Menus & Venues
United States	11	—	—	11
Menus & Venues Total	11	—	—	11
Total Company-Owned Stores	634	5	(4)	635
Franchisee-Owned Stores (1)	7	—	(4)	3
Total URBN	641	5	(8)	638
(1)

Franchisee-owned stores are located in Israel and the United Arab Emirates. The Company has agreed with its Israeli franchise partner to end franchise store operations in Israel. The Company closed three Urban Outfitters franchisee-owned stores and one Free People franchisee-owned store in the three months ended July 31, 2020, and will close the remaining two franchisee-owned stores in Israel in the three months ending October 31, 2020. The Urban Outfitters franchisee-owned store in the United Arab Emirates will remain in operation.

Selling square footage by brand as of July 31, 2020 and 2019 was as follows:

	July 31,	July 31,
	2020	2019	Change
Selling square footage (in thousands):
Urban Outfitters	2,212	2,203	0.4%
Anthropologie Group	1,793	1,782	0.6%
Free People	321	306	5.1%
Total URBN (1)	4,326	4,291	0.8%
(1)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores (including standalone FP Movement stores) in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2021 are as follows:

	January 31,	Projected	Projected	January 31,
	2020	Openings	Closings	2021
Urban Outfitters	248	8	(9)	247
Anthropologie Group	231	6	(2)	235
Free People	144	7	(1)	150
Menus & Venues	11	—	—	11
Total Company-Owned Stores	634	21	(12)	643
Franchisee-Owned Stores	7	—	(6)	1
Total URBN (1)	641	21	(18)	644
(1)	All projected openings and closings continue to be evaluated.

Wholesale Segment

Our Wholesale segment consists of the Free People, Anthropologie and Urban Outfitters brands that sell through approximately 2,300 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand, home goods including gifts, tabletop and textiles under the Anthropologie brand and the BDG apparel collection under the Urban Outfitters brand. The Company plans for the Anthropologie brand to exit the wholesale business by the end of the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 4.5% of consolidated net sales for the six months ended July 31, 2020, compared to 9.1% for the comparable period in fiscal 2020.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like, and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Subscription segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2020.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2020. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. Other than the impact of the coronavirus pandemic on our inventory obsolescence reserves in the Retail and Wholesale segments, the allowance for doubtful accounts on our Wholesale segment accounts receivable and the obsolescence reserves on our Subscription segment rental product, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2020.

Results of Operations

As a Percentage of Net Sales

As a result of the coronavirus pandemic, our stores were closed for a portion of the first half of fiscal 2021 (see further details under Impact of the Coronavirus Pandemic above). In addition to lost revenues, we incurred expenses that were not commensurate with the current level of sales. As a result, comparisons of expense ratios and year-over-year trends were impacted in a meaningful way.

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment)	70.4	67.2	81.0	68.0
Store impairment	—	—	1.0	—
Gross profit	29.6	32.8	18.0	32.0
Selling, general and administrative expenses	21.0	24.7	27.3	25.5
Income (loss) from operations	8.6	8.1	(9.3)	6.5
Other (loss) income, net	(0.1)	0.4	—	0.3
Income (loss) before income taxes	8.6	8.5	(9.3)	6.8
Income tax expense (benefit)	4.3	2.2	(1.8)	1.7
Net income (loss)	4.3%	6.3%	(7.5)%	5.1%

Three Months Ended July 31, 2020 Compared To Three Months Ended July 31, 2019

Net sales in the second quarter of fiscal 2021 were $803.3 million, compared to $962.3 million in the second quarter of fiscal 2020. The $159.0 million decrease was attributable to a $121.2 million, or 13.8%, decrease in Retail segment net sales and a $42.5 million, or 50.8%, decrease in Wholesale segment net sales, partially offset by $4.7 million of Subscription segment net sales in fiscal 2021. Retail segment net sales for the second quarter of fiscal 2021 accounted for 94.3% of total net sales compared to 91.3% of total net sales in the second quarter of fiscal 2020.

The decrease in our Retail segment net sales during the second quarter of fiscal 2021 was due to a decrease of $113.5 million, or 13.3%, in Retail segment comparable net sales, and a decrease of $7.7 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 11.4% at Free People and decreased 8.0% at Urban Outfitters and 24.7% at the Anthropologie Group. Retail segment comparable net sales decreased in both North America and Europe. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales due to stores remaining closed for part of the quarter and lower store productivity once opened, partially offset by double-digit growth in the digital channel. Negative comparable store net sales resulted from a decrease in traffic, transactions, average unit selling price and units per transaction. The digital channel net sales increase was driven by an increase in conversion rate and sessions, while average order value and units per transaction decreased. The decrease in non-comparable net sales was primarily due to the store closures and lower store productivity as a result of the coronavirus pandemic at the 27 new Company-owned stores and restaurants opened and 13 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020, was primarily due to a 51.8% decrease in sales for the Free People brand, due to most of the brand’s wholesale partners having a meaningful portion of their businesses closed for a significant part of the quarter. The segment decrease was also due to a decrease of $1.1 million in Anthropologie Home sales due to the impact of the coronavirus pandemic on the brand’s wholesale partners’ operations as well as the brand’s planned exit of the wholesale business, partially offset by an increase of $0.4 million in Urban Outfitters BDG sales.

Gross profit percentage for the second quarter of fiscal 2021 decreased to 29.6% of net sales, from 32.8% of net sales in the comparable quarter in fiscal 2020. Gross profit decreased to $238.0 million in the second quarter of fiscal 2021 from $315.9 million in the second quarter of fiscal 2020. The decrease in gross profit percentage was primarily due to an increase in delivery and logistics expense due to penetration of the digital channel, and to store occupancy expense rate deleverage. The deleverage in store occupancy expense was due to store closures during the quarter as rent and other occupancy costs are mostly unadjusted until agreements are reached with landlords as well as lower store sales productivity once stores reopened. Merchandise markdowns were lower in the quarter as both the Urban Outfitters and Free People brands delivered record low markdown rates. Merchandise mark-up rate was flat versus the prior year’s comparable period. Inventory reserves for the Retail and Wholesale segments were reduced by $21.7 million in total during the quarter versus the prior year’s comparable period, due to disciplined inventory control and better than planned product performance.

Total inventory at July 31, 2020 as compared to July 31, 2019, decreased by $88.3 million, or 20.1%, to $351.8 million. Comparable Retail segment inventory decreased 14.3% at cost. The decrease in inventory was due to a 14.4% decrease in Retail segment inventory and a 53.3% decrease in Wholesale segment inventory. The decrease in both segments was primarily due to disciplined inventory control and an increase in inventory obsolescence reserves.

Selling, general and administrative expenses decreased by 29.1%, to $168.6 million, in the second quarter of fiscal 2021, compared to $237.8 million in the second quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of fiscal 2021 to 21.0% of net sales, compared to 24.7% of net sales for the second quarter of fiscal 2020. The leverage and decrease in selling, general and administrative expenses for the three months ended July 31, 2020 was primarily related to disciplined store payroll expense management, overall expense control measures and the benefit of COVID-19 related government relief packages. Digital marketing expenses grew during the quarter to support strong digital channel sales and customer growth.

Income from operations was 8.6% of net sales, or $69.4 million, for the second quarter of fiscal 2021 compared to 8.1% of net sales, or $78.1 million, for the second quarter of fiscal 2020.

Our effective tax rate for the second quarter of fiscal 2021 was 50.1% compared to 26.0% in the second quarter of fiscal 2020. The increase in expense for the three months ended July 31, 2020 was due to the partial reversal of the tax benefit recorded in the three months ended April 30, 2020, based on the improved company performance in the second quarter.

Six Months Ended July 31, 2020 Compared To Six Months Ended July 31, 2019

Net sales for the six months ended July 31, 2020 were $1.39 billion, compared to $1.83 billion in the comparable period of fiscal 2020. The $435.0 million decrease was attributable to a $342.5 million, or 20.6%, decrease in Retail segment net sales and a $103.4 million, or 62.5%, decrease in Wholesale segment net sales, partially offset by $10.9 million of Subscription segment net sales in fiscal 2021. Retail segment net sales for the six months ended July 31, 2020 accounted for 94.8% of total net sales compared to 90.9% of total net sales in the six months ended July 31, 2019.

The decrease in our Retail segment net sales during the first six months of fiscal 2021 was due to a decrease of $318.9 million, or 19.8%, in Retail segment comparable net sales, and a decrease of $23.6 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales decreased 2.5% at Free People, 15.5% at Urban Outfitters and 28.4% at the Anthropologie Group. Retail segment comparable net sales decreased in both North America and Europe. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales due to mandated store closures as a result of the coronavirus pandemic and lower store productivity once opened, partially offset by double-digit growth in the digital channel. Negative comparable store net sales resulted from a decrease in traffic, transactions, average unit selling price and units per transaction. The digital channel net sales increase was driven by an increase in conversion rate and sessions, while average order value and units per transaction decreased. The decrease in non-comparable net sales was primarily due to the store closures and lower store productivity as a result of the coronavirus pandemic at the 31 new Company-owned stores and restaurants opened and 16 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in the first six months of fiscal 2021, as compared to the first six months of fiscal 2020, was primarily due to a 62.9% decrease in sales for the Free People brand, due to most of the brand’s wholesale partners having a meaningful portion of their businesses closed for a significant part of the six month period. The segment decrease was also due to a decrease of $3.3 million in Anthropologie Home sales due to the impact of the coronavirus pandemic on the brand’s wholesale partners’ operations as well as the brand’s planned exit of the wholesale business, partially offset by an increase of $0.1 million in Urban Outfitters BDG sales.

Gross profit percentage for the first six months of fiscal 2021 decreased to 18.0% of net sales, from 32.0% of net sales in the comparable period in fiscal 2020. Gross profit decreased to $249.9 million for the first six months of fiscal 2021 from $584.9 million in the comparable period in fiscal 2020. The decrease in gross profit percentage was primarily driven by an increase in delivery and logistics expense due to penetration of the digital channel, followed by store occupancy expense rate deleverage. The deleverage in store occupancy expense was due to mandated store closures as rent and other occupancy costs are mostly unadjusted until agreements are reached with landlords as well as lower store sales productivity once stores reopened. Additionally, during the six months ended July 31, 2020, the Company recorded a $21.7 million year-over-year increase in inventory obsolescence reserves  due to an increase in aged inventory and a $14.5 million store impairment charge.

Selling, general and administrative expenses decreased by $87.7 million, or 18.8%, to $379.2 million in the first six months of fiscal 2021, compared to the first six months of fiscal 2020. Selling, general and administrative expenses as a percentage of net sales increased in the first six months of fiscal 2021 to 27.3% of net sales, compared to 25.5% of net sales for the first six months of fiscal 2020 The deleverage was primarily driven by an increase in digital marketing expenses to support strong digital channel sales and customer growth. The decrease in selling, general and administrative expenses for the six months ended July 31, 2020, was primarily due to disciplined store payroll expense management, overall expense control measures and the benefit of COVID-19 related government relief packages.

Loss from operations was 9.3% of net sales, or $129.3 million, for the first six months of fiscal 2021 compared to income from operations of 6.5% of net sales, or $118.1 million, for the first six months of fiscal 2020.

Our effective tax rate for the first six months of fiscal 2021 was a benefit of 19.8% compared to an expense of 25.2% in the first six months of fiscal 2020. The change in the effective tax rate for the six months ended July 31, 2020, was primarily driven by the year-to-date operating loss compared to operating income in the prior year period.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $672.6 million as of July 31, 2020, as compared to $530.4 million as of January 31, 2020 and $412.3 million as of July 31, 2019. During the first six months of fiscal 2021, we generated $115.2 million in cash from operations, had net borrowings of $120.0 million (borrowings of $220.0 million and repayments of $100.0 million) under our Amended Credit Facility, invested $72.1 million in property and equipment and repurchased $7.0 million of common shares under our share repurchase programs. The shares repurchased during the first six months of fiscal 2021 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. Our working capital was $499.8 million at July 31, 2020 compared to $414.6 million at January 31, 2020 and $374.3 million at July 31, 2019. The increase in working capital as compared to January 31, 2020, and July 31, 2019, was primarily due to the net increase in cash, cash equivalents and current marketable securities due to the net $120.0 million borrowing under our Amended Credit Facility.

On June 8, 2020, the Company’s aggregate borrowing limit for purposes of trade letter of credit issuances was reduced from $130.0 million to $95.0 million and was reduced again on August 1, 2020 to $70.0 million. The reductions were made to align the amount of available trade letters of credit with the Company’s usage. The Company does not expect the reduction of available trade letters of credit to have a material impact on its liquidity.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and additionally in the first six months of fiscal 2021, through our borrowings. Our primary uses of cash have been to fund business operations, purchase inventory, expand our home offices and fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Cash flows from operating activities during the first six months of fiscal 2021 was a cash inflow of $115.2 million compared to $61.3 million in the first six months of fiscal 2020. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period increase in cash flows from operations was primarily due to decreased inventory and accounts receivables levels and an increase in accrued expenses, accrued compensation  and other current liabilities due to timing, partially offset by the net loss incurred in the first six months of fiscal 2021 driven by the material negative impact that the store closures and lower store productivity caused by the coronavirus pandemic had on the Company’s operations. Although the Company’s stores were closed for part of fiscal 2021, the Company continued to incur various store operational costs, such as employee costs and costs for a large portion of its regional and store management teams despite store closures and reduced sales during the coronavirus pandemic.

Cash Flows from Investing Activities

Cash flows from investing activities during the first six months of fiscal 2021 was a cash inflow of $218.0 million compared to a cash outflow of $31.1 million in the first six months of fiscal 2020. Net liquidations of our marketable securities portfolio in the first six months of fiscal 2021 were primarily to preserve financial flexibility and maintain liquidity in response to the coronavirus pandemic. Cash used in investing activities in fiscal 2020 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first six months of fiscal 2021 and 2020 was $72.1 million and $116.5 million, respectively, which was primarily used to expand our fulfillment center network in fiscal 2021 and 2020. See Capital and Operating Expenditures for further discussion of the Company’s plans to reduce planned capital expenditures for the remainder of fiscal 2021 in response to the coronavirus pandemic.

Cash Flows from Financing Activities

Cash flows from financing activities during the first six months of fiscal 2021 was a cash inflow of $109.2 million compared to a cash outflow of $221.9 million in the first six months of fiscal 2020. Cash provided by financing activities in the first six months of fiscal 2021 primarily related to $220.0 million of borrowings under our Amended Credit Facility, partially offset by $100.0 million in repayments of long-term debt and $7.0 million of repurchases of our common shares under our share repurchase program. The shares repurchased during the first six months of fiscal 2021 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. The Company has since suspended share repurchase activity under its programs for the foreseeable future. Cash used in financing activities in the first six months of fiscal 2020 primarily related to $217.4 million of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 With the additional measures in place noted above under Impact of the Coronavirus Pandemic, during fiscal 2021, we plan to complete construction of a new omni-channel fulfillment center building in Europe, with the remaining materials handling equipment to be purchased and installed during fiscal 2021 for full operation in fiscal 2022, start construction on a new omni-channel fulfillment center in the United States, open approximately 21 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and may repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales. All fiscal 2021 capital expenditures are expected to be financed by cash flow from operating activities and borrowings under our current Amended Credit Facility. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the coronavirus pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the six months ended July 31, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The coronavirus pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect its business operations. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally. The Company has since reopened all of its stores as permitted by local government guidelines for retail establishments while following newly established health protocols, providing personal protective equipment to our employees, and implementing social distancing working practices as required by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations, but have done so with additional safety procedures and enhanced cleaning to protect the health of the employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely.

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

Item 3.	Defaults Upon Senior Securities

As of May 31, 2020, we were in default of the Fixed Charge Coverage Ratio financial covenant under our Amended Credit Agreement. On August 13, 2020, we obtained a waiver for this default effective through September 15, 2020.

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

10.1*

Limited Waiver, dated as of August 13, 2020, by and among Urban Outfitters, Inc., the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, under that certain Amended and Restated Credit Agreement dated as of June 29, 2018, among the Company, the Subsidiary Borrowers, the other Loan Parties party thereto, the Lenders party thereto and the Administrative Agent.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2020, filed with the Securities and Exchange Commission on September 9, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2020	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 9, 2020	By:	/s/ FRANCIS J. CONFORTI
Francis J. Conforti
Chief Financial Officer