Form 10-Q
period 2020-10-31
URBAN OUTFITTERS INC
filed 2020-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2020

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

Common shares, $0.0001 par value—97,786,381 shares outstanding on December 3, 2020.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$624,945	$221,839	$167,070
Marketable securities	2	211,453	170,697
Accounts receivable, net of allowance for doubtful accounts of $3,098, $880 and $1,084, respectively	87,187	88,288	99,971
Inventory	489,234	409,534	531,565
Prepaid expenses and other current assets	170,193	122,282	143,710
Total current assets	1,371,561	1,053,396	1,113,013
Property and equipment, net	930,564	890,032	890,538
Operating lease right-of-use assets	1,101,495	1,170,531	1,119,280
Marketable securities	9,350	97,096	83,121
Deferred income taxes and other assets	117,705	104,578	114,641
Total Assets	$3,530,675	$3,315,633	$3,320,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349,793	$167,871	$232,901
Current portion of operating lease liabilities	255,122	221,593	213,911
Accrued expenses, accrued compensation and other current liabilities	341,983	249,306	264,240
Total current liabilities	946,898	638,770	711,052
Non-current portion of operating lease liabilities	1,069,434	1,137,495	1,119,340
Long-term debt	—	—	—
Deferred rent and other liabilities	83,024	84,013	60,348
Total Liabilities	2,099,356	1,860,278	1,890,740
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,786,381, 97,976,815 and 97,975,343 shares issued and outstanding, respectively	10	10	10
Additional paid-in-capital	15,669	9,477	5,201
Retained earnings	1,446,534	1,473,872	1,454,333
Accumulated other comprehensive loss	(30,894)	(28,004)	(29,691)
Total Shareholders’ Equity	1,431,319	1,455,355	1,429,853
Total Liabilities and Shareholders’ Equity	$3,530,675	$3,315,633	$3,320,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net sales	$969,607	$987,469	$2,361,356	$2,814,211
Cost of sales (excluding store impairment)	646,666	666,367	1,774,006	1,908,178
Store impairment	—	—	14,528	—
Gross profit	322,941	321,102	572,822	906,033
Selling, general and administrative expenses	224,433	245,833	603,630	712,683
Income (loss) from operations	98,508	75,269	(30,808)	193,350
Other (loss) income, net	(890)	576	(1,261)	6,754
Income (loss) before income taxes	97,618	75,845	(32,069)	200,104
Income tax expense (benefit)	20,914	20,193	(4,731)	51,547
Net income (loss)	$76,704	$55,652	$(27,338)	$148,557
Net income (loss) per common share:
Basic	$0.78	$0.57	$(0.28)	$1.48
Diluted	$0.78	$0.56	$(0.28)	$1.47
Weighted-average common shares outstanding:
Basic	97,784,661	97,972,864	97,823,948	100,458,726
Diluted	98,583,032	98,628,169	97,823,948	101,147,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net income (loss)	$76,704	$55,652	$(27,338)	$148,557
Other comprehensive (loss) income:
Foreign currency translation	(1,693)	7,420	(2,545)	(3,151)
Change in unrealized gains (losses) on marketable securities, net of tax	2	176	(345)	563
Total other comprehensive (loss) income	(1,691)	7,596	(2,890)	(2,588)
Comprehensive income (loss)	$75,013	$63,248	$(30,228)	$145,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2020	97,779,586	$10	$9,956	$1,369,830	$(29,203)	$1,350,593
Comprehensive income	—	—	—	76,704	(1,691)	75,013
Share-based compensation	—	—	5,773	—	—	5,773
Share-based awards	10,000	—	—	—	—	—
Share repurchases	(3,205)	—	(60)	—	—	(60)
Balances as of October 31, 2020	97,786,381	$10	$15,669	$1,446,534	$(30,894)	$1,431,319

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2019	97,965,012	$10	$—	$1,398,681	$(37,287)	$1,361,404
Comprehensive income	—	—	—	55,652	7,596	63,248
Share-based compensation	—	—	5,346	—	—	5,346
Share-based awards	16,669	—	—	—	—	—
Share repurchases	(6,338)	—	(145)	—	—	(145)
Balances as of October 31, 2019	97,975,343	$10	$5,201	$1,454,333	$(29,691)	$1,429,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive (loss)	—	—	—	(27,338)	(2,890)	(30,228)
Share-based compensation	—	—	17,030	—	—	17,030
Share-based awards	450,508	—	—	—	—	—
Share repurchases	(640,942)	—	(10,838)	—	—	(10,838)
Balances as of October 31, 2020	97,786,381	$10	$15,669	$1,446,534	$(30,894)	$1,431,319

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	148,557	(2,588)	145,969
Share-based compensation	—	—	16,807	—	—	16,807
Share-based awards	585,658	—	974	—	—	974
Share repurchases	(8,252,598)	(1)	(12,580)	(210,414)	—	(222,995)
Balances as of October 31, 2019	97,975,343	$10	$5,201	$1,454,333	$(29,691)	$1,429,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(27,338)	$148,557
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	78,308	83,617
Non-cash lease expense	147,198	142,210
(Benefit) provision for deferred income taxes	(15,293)	211
Share-based compensation expense	17,030	16,807
Store impairment	14,528	—
Loss on disposition of property and equipment, net	706	819
Changes in assets and liabilities:
Receivables	1,137	(19,550)
Inventory	(79,462)	(161,255)
Prepaid expenses and other assets	(35,403)	(37,228)
Payables, accrued expenses and other liabilities	235,618	100,534
Operating lease liabilities	(122,360)	(153,320)
Net cash provided by operating activities	214,669	121,402
Cash flows from investing activities:
Cash paid for property and equipment	(89,153)	(171,121)
Cash paid for marketable securities	(93,945)	(299,322)
Sales and maturities of marketable securities	384,999	382,629
Net cash provided by (used in) investing activities	201,901	(87,814)
Cash flows from financing activities:
Borrowings under debt	220,000	—
Repayments of debt	(220,000)	—
Proceeds from the exercise of stock options	—	974
Share repurchases related to share repurchase program	(7,036)	(217,421)
Share repurchases related to taxes for share-based awards	(3,802)	(5,574)
Net cash used in financing activities	(10,838)	(222,021)
Effect of exchange rate changes on cash and cash equivalents	(2,626)	(2,757)
Increase (decrease) in cash and cash equivalents	403,106	(191,190)
Cash and cash equivalents at beginning of period	221,839	358,260
Cash and cash equivalents at end of period	$624,945	$167,070
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$11,549	$56,910
Non-cash investing activities—Accrued capital expenditures	$54,137	$14,769

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2021 will end on January 31, 2021.

Historically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the nine months ended October 31, 2020 and commencing in the second quarter of fiscal 2021, the Company has computed its provision for income taxes under the discrete method which allows the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. The discrete method was determined to be an appropriate method for estimating its tax provision for the nine months ended October 31, 2020, as it provides a reliable estimate as opposed to changes in estimated "ordinary" income or loss which would have resulted in significant fluctuations when estimating the annual effective tax rate.

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
•

Borrowing $220,000 under its Amended Credit Facility (as defined herein) to further protect its cash reserves, and subsequently repaying $100,000 on June 17, 2020 and $120,000 on September 16, 2020 (see Note 6, “Debt”),

•	Reducing capital budget by over $65,000 from approximately $260,000 to approximately $195,000 by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders, asking for price concessions on those remaining and maintaining tighter management of inventory overall as stores reopened,
•	Reducing all non-payroll expenses, including creative and travel, among others,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Temporarily reducing senior leadership compensation through September 2020,
•	Temporarily suspending Board of Directors’ cash compensation, which has since been reinstated, and
•	Temporarily suspending share repurchases (see Note 9, “Shareholders’ Equity”).

As a result of the coronavirus pandemic, during the nine months ended October 31, 2020, the Company recorded certain additional reserves and non-cash charges. The Company assessed the value of its inventory in the Retail and Wholesale segments and recorded an increase in inventory obsolescence reserves during the three months ended April 30, 2020. As a result of disciplined inventory control and better than planned product performance, during the second and third quarters of fiscal 2021, the Company decreased a portion of its inventory obsolescence reserves. During the three months ended April 30, 2020, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment. During the second and third quarters of fiscal 2021, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Finally, during the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to their fair value resulting in impairment charges across 39 retail locations. There were no store impairment charges during the second and third quarters of fiscal 2021. The following is a summary of net charges recorded during fiscal 2021:

	Three Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	April 30, 2020	July 31, 2020	October 31, 2020	October 31, 2020
Inventory obsolescence reserves	$43,327	$(21,673)	$(5,730)	$15,924
Allowance for doubtful accounts	5,800	(2,200)	(1,000)	2,600
Store impairment	14,528	—	—	14,528

As a result of the global coronavirus pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. As such, the Company qualified for certain of these programs, which partially offset related expenses. The

Company recorded the cumulative benefit of the programs implemented by the United States and Canada in selling, general and administrative expenses during the second and third quarters of fiscal 2021. The Company continued to pay all employees through at least April 1, 2020. On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1, 2020. The furlough period continued through July 31, 2020, with some furloughs resulting in layoffs as of the same date. Impacted employees continued to receive enrolled benefits during the furlough period. Benefits related to the programs implemented by the U.K. and other European countries were recorded as an offset to store occupancy expenses in cost of sales during the three months ended October 31, 2020.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries in accordance with local government guidelines. As of July 31, 2020, substantially all of the Company’s stores had reopened and remained open as of October 31, 2020. As a result of the COVID-19 pandemic, the Company’s store operations continue to be impacted by temporary store closures, primarily in Europe and Canada, and reduced customer traffic in reopened store locations globally due in part to local government guidelines that have imposed certain operating restrictions, including capacity limits. The Company cannot reasonably estimate the duration and severity of this pandemic, which has had and may continue to have a material impact on our business.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to the Company’s Wholesale segment customers and franchisees. For the nine month period ended October 31, 2020, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $88,288 and $87,187, respectively. For the nine month period ended October 31, 2019, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $80,461 and $99,971, respectively. During the three months ended October 31, 2020, the Company reduced the allowance for doubtful accounts by $1,000 due to the collection of certain outstanding receivable balances, resulting in a net increase in the allowance for doubtful accounts of $2,600 for the nine months ended October 31, 2020. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2020, the opening and closing balances of contract liabilities were $52,926 and $49,359, respectively. For the nine month period ended October 31, 2019, the opening and closing balances of contract liabilities were $49,747 and $39,515, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2020, the Company recognized $23,557 of revenue that was included in the contract liability balance at the beginning of the period. During the nine month period ended October 31, 2019, the Company recognized $27,416 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2020, January 31, 2020 and October 31, 2019 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2020
Short-term Investments:
Corporate bonds	$2	$—	$—	$2
	2	—	—	2
Long-term Investments:
Mutual funds, held in rabbi trust	9,393	17	(144)	9,266
Municipal and pre-refunded municipal bonds	53	1	—	54
Corporate bonds	30	—	—	30
	9,476	18	(144)	9,350
	$9,478	$18	$(144)	$9,352
As of January 31, 2020
Short-term Investments:
Municipal and pre-refunded municipal bonds	$38,617	$20	$(11)	$38,626
Corporate bonds	166,790	318	(26)	167,082
Certificates of deposit	2,593	—	—	2,593
Federal government agencies	1,152	3	—	1,155
Commercial paper	1,997	—	—	1,997
	211,149	341	(37)	211,453
Long-term Investments:
Mutual funds, held in rabbi trust	8,448	36	(55)	8,429
Municipal and pre-refunded municipal bonds	30,340	35	(17)	30,358
Corporate bonds	47,352	205	(40)	47,517
Certificates of deposit	3,867	—	—	3,867
Federal government agencies	6,926	1	(2)	6,925
	96,933	277	(114)	97,096
	$308,082	$618	$(151)	$308,549

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2019
Short-term Investments:
Municipal and pre-refunded municipal bonds	$39,256	$38	$(14)	$39,280
Corporate bonds	125,040	310	(12)	125,338
Federal government agencies	1,622	4	—	1,626
Certificates of deposit	2,466	—	—	2,466
Commercial paper	1,987	—	—	1,987
	170,371	352	(26)	170,697
Long-term Investments:
Mutual funds, held in rabbi trust	7,661	144	(1)	7,804
Municipal and pre-refunded municipal bonds	20,795	13	(35)	20,773
Corporate bonds	45,556	270	(26)	45,800
Federal government agencies	6,365	—	(15)	6,350
Certificates of deposit	2,394	—	—	2,394
	82,771	427	(77)	83,121
	$253,142	$779	$(103)	$253,818

Proceeds from the sales and maturities of available-for-sale securities were $384,999 and $382,629 for the nine months ended October 31, 2020 and 2019, respectively. Net liquidations of the Company’s marketable securities portfolio in the nine months ended October 31, 2020 were primarily to preserve financial flexibility and maintain liquidity in response to the coronavirus pandemic. The Company included in “Other (loss) income, net,” in the Condensed Consolidated Statements of Operations, a net realized gain of $1 and a net realized loss of $419 for the three and nine months ended October 31, 2020, respectively, and net realized gains of $6 and $32 for the three and nine months ended October 31, 2019, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other (loss) income, net” of $201 and $818 for the three and nine months ended October 31, 2020, respectively, and $156 and $427 for the three and nine months ended October 31, 2019, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other (loss) income, net” in the Condensed Consolidated Statements of Operations.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds, held in rabbi trust	$9,266	$—	$—	$9,266
Municipal and pre-refunded municipal bonds	54	—	—	54
Corporate bonds	32	—	—	32
	$9,352	$—	$—	$9,352

	Marketable Securities Fair Value as of
	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds, held in rabbi trust	$8,429	$—	$—	$8,429
Municipal and pre-refunded municipal bonds	—	68,984	—	68,984
Corporate bonds	214,599	—	—	214,599
Federal government agencies	8,080	—	—	8,080
Certificates of deposit	—	6,460	—	6,460
Commercial paper	—	1,997	—	1,997
	$231,108	$77,441	$—	$308,549

	Marketable Securities Fair Value as of
	October 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds, held in rabbi trust	$7,804	$—	$—	$7,804
Municipal and pre-refunded municipal bonds	—	60,053	—	60,053
Corporate bonds	171,138	—	—	171,138
Federal government agencies	7,976	—	—	7,976
Certificates of deposit	—	4,860	—	4,860
Commercial paper	—	1,987	—	1,987
	$186,918	$66,900	$—	$253,818

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2020, January 31, 2020 and October 31, 2019.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2020, January 31, 2020 and October 31, 2019, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, lease-related right-of-use assets and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to their fair value resulting in impairment charges of $14,528 across 39 retail locations, with a carrying value after impairment of $96,523 related to the right-of-use assets. During the three months ended July 31, 2020 and October 31, 2020, impairment charges were zero. During the three and nine months ended October 31, 2019, impairment charges were zero.

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

As of October 31, 2020, the Company had $0 in borrowings under the Amended Credit Facility. The Company had borrowed $220,000 during the three months ended April 30, 2020 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the coronavirus pandemic. The Company repaid $100,000 during the three months ended July 31, 2020 and repaid the remaining $120,000 outstanding during the three months ended October 31, 2020. As of the month ended May 31, 2020, the availability under the Amended Credit Agreement reduced to a level that triggered the Fixed Charge Coverage Ratio covenant to be measured. Due to the net loss of the Company in fiscal 2021, the Fixed Charge Coverage Ratio was not met and the Company obtained a waiver effective through September 15, 2020 to cure the technical default. As of October 31, 2020, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including other covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,284. Interest expense for the nine months ended October 31, 2020, was $2,455, which was included in “Other (loss) income, net,” in the Condensed Consolidated Statements of Operations.

Additionally, the Company has borrowing agreements with two separate financial institutions under which the Company may borrow for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of October 31, 2020, the Company had outstanding trade letters of credit of $43,593.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $69,048 and $206,241 during the three and nine months ended October 31, 2020, respectively, and $68,915 and $202,990 during the three and nine months ended October 31, 2019, respectively. Total variable lease costs were $19,285 and $70,879 during the three and nine months ended October 31, 2020, respectively, and $30,613 and $95,044 during the three and nine months ended October 31, 2019, respectively. Short-term lease costs and sublease income were not material during the three and nine months ended October 31, 2020 and October 31, 2019.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of October 31, 2020:

Operating
Leases
Fiscal Year
2021 (excluding the nine months ended October 31, 2020)	$116,825
2022	287,685
2023	253,955
2024	224,325
2025	187,002
Thereafter	632,421
Total undiscounted future minimum lease payments	1,702,213
Less imputed interest	(377,657)
Total discounted future minimum lease payments	$1,324,556

As of October 31, 2020, the Company had commitments of approximately $8,813 not included in the amounts above related to five executed but not yet commenced store leases.

In response to the coronavirus pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amount withheld at October 31, 2020 was included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

During the first nine months of fiscal 2021, the Company received rent concessions for a number of our stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company for the nine months ended October 31, 2020, as either negative variable rent or lease modifications have not had a material impact on the Company’s Condensed Consolidated Financial Statements.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, for the three and nine months ended October 31, 2020 and 2019, was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Stock Options	$—	$349	$471	$1,387
Performance Stock Units(1)	799	1,049	1,843	3,260
Restricted Stock Units	4,974	3,948	14,716	12,160
Total	$5,773	$5,346	$17,030	$16,807
(1)

Includes the reversal of $653 of previously recognized compensation expense in the nine months ended October 31, 2020 related to 46,665 PSU’s that will not vest as the achievement of the related performance target is not probable.

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2020 was as follows:

	Nine Months Ended
	October 31, 2020
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Performance Stock Units	154,000	$25.84
Restricted Stock Units	898,100	$25.29
Total	1,052,100

During the nine months ended October 31, 2020, 113,331 PSU’s vested and 337,177 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2020 was as follows:

	October 31, 2020
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$—	—
Performance Stock Units	4,056	2.1
Restricted Stock Units	28,788	2.0
Total	$32,844

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Number of common shares repurchased and subsequently retired	—	—	482,003	8,068,196
Total cost	$—	$—	$7,036	$217,421
Average cost per share, including commissions	$—	$—	$14.60	$26.95

The shares repurchased during the nine months ended October 31, 2020 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. While, as of October 31, 2020, 25,851,954 common shares were remaining under the programs, the Company has temporarily suspended all share repurchase activity under the programs.

During the nine months ended October 31, 2020, the Company acquired and subsequently retired 158,939 common shares at a total cost of $3,802 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2019, the Company acquired and subsequently retired 184,402 common shares at a total cost of $5,574 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31, 2020			Nine Months Ended October 31, 2020
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(29,180)	$(23)	$(29,203)	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	(1,693)	1	(1,692)	(2,545)	74	(2,471)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1	—	(419)	(419)
Net current-period other comprehensive income (loss)	(1,693)	2	(1,691)	(2,545)	(345)	(2,890)
Balance at end of period	$(30,873)	$(21)	$(30,894)	$(30,873)	$(21)	$(30,894)

	Three Months Ended October 31, 2019			Nine Months Ended October 31, 2019
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(37,496)	$209	$(37,287)	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	7,420	170	7,590	(3,151)	531	(2,620)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	6	—	32	32
Net current-period other comprehensive income (loss)	7,420	176	7,596	(3,151)	563	(2,588)
Balance at end of period	$(30,076)	$385	$(29,691)	$(30,076)	$385	$(29,691)

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

11. Net Income (Loss) per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Basic weighted-average common shares outstanding	97,784,661	97,972,864	97,823,948	100,458,726
Effect of dilutive options, performance stock units and restricted stock units	798,371	655,305	—	688,299
Diluted weighted-average shares outstanding	98,583,032	98,628,169	97,823,948	101,147,025

For the three months ended October 31, 2020 and 2019, awards to purchase 460,000 common shares ranging in price from $23.74 to $46.42 and 415,000 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As a result of the net loss for the nine months ended October 31, 2020, all share-based awards have been excluded from the calculation of diluted loss per share and therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. For nine months ended October 31, 2019, awards to purchase 405,000 common shares ranging in price from $28.47 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2020 and 2019, were 271,501 and 370,633 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment consists of the Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers.

The Company’s Wholesale segment consists of the Free People and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net sales
Retail operations	$895,608	$897,130	$2,214,311	$2,558,386
Wholesale operations	71,118	93,311	146,707	263,829
Subscription operations	6,742	2,032	17,684	2,032
Intersegment elimination	(3,861)	(5,004)	(17,346)	(10,036)
Total net sales	$969,607	$987,469	$2,361,356	$2,814,211
Income (loss) from operations
Retail operations	$101,969	$83,687	$24,873	$197,378
Wholesale operations	14,947	10,204	(16,520)	42,319
Subscription operations	(4,004)	(6,320)	(14,579)	(11,957)
Intersegment elimination	116	300	(378)	549
Total segment operating income (loss)	113,028	87,871	(6,604)	228,289
General corporate expenses (1)	(14,520)	(12,602)	(24,204)	(34,939)
Total income (loss) from operations	$98,508	$75,269	$(30,808)	$193,350

(1) General corporate expenses during the nine months ended October 31, 2020 benefitted from the recognition of coronavirus related government relief packages.

	October 31,	January 31,	October 31,
	2020	2020	2019
Inventory
Retail operations	$450,312	$347,837	$468,810
Wholesale operations	38,922	61,697	62,755
Total inventory	$489,234	$409,534	$531,565
Rental product, net (1)
Subscription operations	$14,053	$16,447	$10,865
Total rental product, net	$14,053	$16,447	$10,865

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$901,817	$859,918	$863,234
Wholesale operations	2,212	2,577	2,496
Subscription operations	26,535	27,537	24,808
Total property and equipment, net	$930,564	$890,032	$890,538

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net sales
Apparel (1)	$622,776	$671,142	$1,501,053	$1,902,782
Home (2)	189,527	146,249	455,947	415,759
Accessories (3)	116,417	124,760	276,361	341,641
Other (4)	40,887	45,318	127,995	154,029
Total net sales	$969,607	$987,469	$2,361,356	$2,814,211

As a percentage of net sales
Apparel (1)	64%	68%	64%	68%
Home (2)	20%	15%	19%	15%
Accessories (3)	12%	13%	12%	12%
Other (4)	4%	4%	5%	5%
Total net sales	100%	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2020	2020	2019
Property and equipment, net
Domestic operations	$747,273	$763,411	$779,018
Foreign operations	183,291	126,621	111,520
Total property and equipment, net	$930,564	$890,032	$890,538

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net Sales
Domestic operations	$847,898	$865,586	$2,081,151	$2,468,991
Foreign operations	121,709	121,883	280,205	345,220
Total net sales	$969,607	$987,469	$2,361,356	$2,814,211

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

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
•

Borrowing $220.0 million under its Amended Credit Facility (as defined herein) to further protect its cash reserves, and subsequently repaying $100.0 million on June 17, 2020 and $120.0 million on September 16, 2020 (see Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information),

•	Reducing capital budget by over $65 million from approximately $260 million to approximately $195 million by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders, asking for price concessions on those remaining and maintaining tighter management of inventory overall as stores reopened,
•	Reducing all non-payroll expenses, including creative and travel, among others,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Temporarily reducing senior leadership compensation through September 2020,
•	Temporarily suspending Board of Directors’ cash compensation, which has since been reinstated, and
•

Temporarily suspending share repurchases (see Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information).

As a result of the coronavirus pandemic, during the nine months ended October 31, 2020, the Company recorded certain additional reserves and non-cash charges. The Company assessed the value of its inventory in the Retail and Wholesale segments and recorded an increase in inventory obsolescence reserves during the three months ended April 30, 2020.  As a result of disciplined inventory control and better than planned product performance, during the second and third quarters of fiscal 2021, the Company decreased a portion of its inventory obsolescence reserves. During the three months ended April 30, 2020, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment. During the second and third quarters of fiscal 2021, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Finally, during the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the coronavirus pandemic. These assets were written down to their fair value resulting in impairment charges across 39 retail locations. There were no store impairment charges during the second and third quarters of fiscal 2021.

The following is a summary of net charges recorded during fiscal 2021:

$ in thousands	Three Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	April 30, 2020	July 31, 2020	October 31, 2020	October 31, 2020
Inventory obsolescence reserves	$43,327	$(21,673)	$(5,730)	$15,924
Allowance for doubtful accounts	5,800	(2,200)	(1,000)	2,600
Store impairment	14,528	—	—	14,528

As a result of the global coronavirus pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. As such, the Company qualified for certain of these programs, which partially offset related expenses. The Company recorded the cumulative benefit of the programs implemented by the United States and Canada in selling, general and administrative expenses during the second and third quarters of fiscal 2021. The Company continued to pay all employees through at least April 1, 2020. On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1, 2020. The furlough period continued through July 31, 2020, with some furloughs resulting in layoffs as of the same date. Impacted employees continued to receive enrolled benefits during the furlough period. Benefits related to the programs implemented by the U.K. and other European countries were recorded as an offset to store occupancy expenses in cost of sales during the three months ended October 31, 2020.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries in accordance with local government guidelines. As of July 31, 2020, substantially all of the Company’s stores had reopened and remained open as of October 31, 2020. As a result of the COVID-19 pandemic, our store operations continue to be impacted by temporary store closures, primarily in Europe and Canada, and reduced customer traffic in reopened store locations globally due in part to local government guidelines that have imposed certain operating restrictions, including capacity limits. The Company cannot reasonably estimate the duration and severity of this pandemic, which has had and may continue to have a material impact on our business.

As we have reopened stores, we have followed newly established health protocols, provided personal protective equipment to our employees, and implemented social distancing working practices. Additionally, we are implementing occupancy limits, reducing operating hours, and instituting new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day and making hand sanitizer available to our customers and employees. As a result, the Company is planning on incurring incremental costs going forward for personal protective equipment and additional payroll and supply costs associated with social distancing protocols and cleaning regimens we are putting in place in our stores, distribution and fulfillment centers, and offices. As of October 31, 2020, the Company has not changed its remote work arrangements for its corporate employees.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, sells merchandise through a franchisee-owned store in the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 31.7% and 8.2% of consolidated net sales, respectively, for the nine months ended October 31, 2020, compared to 29.4% and 7.7%, respectively, for the comparable period in fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2020 and the comparable period in fiscal 2020.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America and Europe that market select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through a franchisee-owned store in Israel, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 35.9% and 1.6% of consolidated net sales, respectively, for the nine months ended October 31, 2020, compared to 38.9% and 1.6%, respectively, for the comparable period in fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2020 and the comparable period in fiscal 2020.

Free People focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People stores are located in enclosed malls, upscale street locations and specialty centers. We opened one FP Movement store during the three months ended October 31, 2020 and expect to open additional stores in fiscal 2021 and thereafter to further capitalize on the growth opportunity and unique position that FP Movement has in the fitness and wellness space. Free People operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People wholesale offerings. Free People also offers a catalog that markets select merchandise, most of which is also available in our Free People stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Free People’s North American Retail segment net sales accounted for approximately 15.0% of consolidated net sales for the nine months ended October 31, 2020, compared to approximately 12.5% for the comparable period in fiscal 2020. European and Asian Retail segment net sales each accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2020 and the comparable period in fiscal 2020.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2020 and the comparable period in fiscal 2020.

Net sales from the Retail segment accounted for approximately 93.8% of consolidated net sales for the nine months ended October 31, 2020, compared to 90.9% for the comparable period in fiscal 2020.

Store data for the nine months ended October 31, 2020 was as follows:

	January 31,	Stores	Stores	October 31,
	2020	Opened	Closed	2020
Urban Outfitters
United States	177	4	(4)	177
Canada	17	—	—	17
Europe	54	2	—	56
Urban Outfitters Global Total	248	6	(4)	250
Anthropologie Group
United States	200	1	—	201
Canada	11	—	—	11
Europe	20	2	—	22
Anthropologie Group Global Total	231	3	—	234
Free People
United States	134	3	(1)	136
Canada	6	—	—	6
Europe	4	—	—	4
Free People Global Total	144	3	(1)	146
Menus & Venues
United States	11	—	—	11
Menus & Venues Total	11	—	—	11
Total Company-Owned Stores	634	12	(5)	641
Franchisee-Owned Stores (1)	7	—	(5)	2
Total URBN	641	12	(10)	643
(1)

Franchisee-owned stores are located in Israel and the United Arab Emirates. The Company has agreed with its Israeli franchise partner to end franchise store operations in Israel. The Company closed four Urban Outfitters franchisee-owned stores and one Free People franchisee-owned store in the nine months ended October 31, 2020, and closed the one remaining franchisee-owned store in Israel in November 2020. The Company does not plan to close the franchisee-owned store in the United Arab Emirates.

Selling square footage by brand as of October 31, 2020 and 2019 was as follows:

	October 31,	October 31,
	2020	2019	Change
Selling square footage (in thousands):
Urban Outfitters	2,227	2,223	0.2%
Anthropologie Group	1,795	1,790	0.3%
Free People	327	322	1.4%
Total URBN (1)	4,349	4,335	0.3%
(1)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores (including standalone FP Movement stores) in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2021 are as follows:

	January 31,	Projected	Projected	January 31,
	2020	Openings	Closings	2021
Urban Outfitters	248	8	(9)	247
Anthropologie Group	231	7	(1)	237
Free People	144	6	(1)	149
Menus & Venues	11	—	—	11
Total Company-Owned Stores	634	21	(11)	644
Franchisee-Owned Stores	7	—	(6)	1
Total URBN	641	21	(17)	645

Wholesale Segment

Our Wholesale segment consists of the Free People and Urban Outfitters brands that sell through approximately 2,300 department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG apparel collection under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 5.5% of consolidated net sales for the nine months ended October 31, 2020, compared to 9.0% for the comparable period in fiscal 2020.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like, and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Subscription segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2020 and the comparable period in fiscal 2020.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2020. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. Other than the impact of the coronavirus pandemic on our inventory obsolescence reserves in the Retail and Wholesale segments, the allowance for doubtful accounts on our Wholesale segment accounts receivable and the obsolescence reserves on our Subscription segment rental product, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2020.

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

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment)	66.7	67.5	75.1	67.8
Store impairment	—	—	0.6	—
Gross profit	33.3	32.5	24.3	32.2
Selling, general and administrative expenses	23.1	24.9	25.6	25.3
Income (loss) from operations	10.2	7.6	(1.3)	6.9
Other (loss) income, net	(0.1)	0.1	(0.1)	0.2
Income (loss) before income taxes	10.1	7.7	(1.4)	7.1
Income tax expense (benefit)	2.2	2.1	(0.2)	1.8
Net income (loss)	7.9%	5.6%	(1.2)%	5.3%

Three Months Ended October 31, 2020 Compared To Three Months Ended October 31, 2019

Net sales in the third quarter of fiscal 2021 were $969.6 million, compared to $987.5 million in the third quarter of fiscal 2020. The $17.9 million decrease was attributable to a $21.1 million, or 23.8%, decrease in Wholesale segment net sales and a $1.5 million, or 0.2%, decrease in Retail segment net sales, partially offset an increase in Subscription segment net sales of $4.7 million. Retail segment net sales for the third quarter of fiscal 2021 accounted for 92.4% of total net sales compared to 90.9% of total net sales in the third quarter of fiscal 2020.

The decrease in our Retail segment net sales during the third quarter of fiscal 2021 was due to a decrease of $4.0 million in Retail segment comparable net sales, partially offset by an increase of $2.5 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 17.3% at Free People and 3.7% at Urban Outfitters and decreased 9.3% at the Anthropologie Group. Retail segment comparable net sales declined 1% each in both North America and Europe and were offset by an increase in Asia. Retail segment comparable net sales were flat as a result of negative comparable store net sales driven by lower store productivity and reduced store traffic as a result of the coronavirus pandemic, offset by double-digit growth in the digital channel. Negative comparable store net sales resulted from a decrease in store traffic, transactions and average unit selling price, while units per transaction increased. The digital channel net sales increase was driven by an increase in conversion rate and sessions, while average order value and units per transaction decreased. The decrease in non-comparable net sales was primarily due to lower store productivity and reduced store traffic as a result of the coronavirus pandemic at the 31 new Company-owned stores and restaurants opened and 12 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, was primarily due to a 23.0% decrease in sales for the Free People brand, due to most of the brand’s wholesale partners having reduced customer demand during the quarter. The segment decrease was also due to a decrease of $4.5 million in Anthropologie Home sales due to the brand’s exit of the wholesale business in the third quarter of fiscal 2021, partially offset by an increase of $2.4 million in Urban Outfitters BDG sales.

Gross profit percentage for the third quarter of fiscal 2021 increased to 33.3% of net sales, from 32.5% of net sales in the comparable quarter in fiscal 2020. Gross profit increased to $322.9 million in the third quarter of fiscal 2021 from $321.1 million in the third quarter of fiscal 2020. The increase in gross profit percentage in the third quarter was due in part to historically low merchandise markdown rates in the Retail segment. The historically low Retail segment markdown rate was driven by improvement at all three brands, led primarily by the Urban Outfitters and Free People brands. The Wholesale segment also had improved merchandise margins due to lower discounts and allowances. Additionally, gross profit improved as a result of the benefits associated with negotiated rent concessions with landlords and European government assistance programs. These improvements were partially offset by an increase in delivery and logistics expense primarily due to the penetration of the digital channel.

Total inventory at October 31, 2020 as compared to October 31, 2019, decreased by $42.3 million, or 8.0%, to $489.2 million. The decrease in total inventory was primarily due to an 11% decrease in comparable Retail segment inventory at cost.

Selling, general and administrative expenses decreased by 8.7%, to $224.4 million, in the third quarter of fiscal 2021, compared to $245.8 million in the third quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of net sales decreased in the third quarter of fiscal 2021 to 23.1% of net sales, compared to 24.9% of net sales for the third quarter of fiscal 2020. The leverage and decrease in selling, general and administrative expenses for the three months ended October 31, 2020, was primarily related to disciplined store payroll management and overall expense control measures. Digital marketing expenses grew during the quarter to support strong digital channel sales and customer growth.

Income from operations was 10.2% of net sales, or $98.5 million, for the third quarter of fiscal 2021 compared to 7.6% of net sales, or $75.3 million, for the third quarter of fiscal 2020.

Our effective tax rate for the third quarter of fiscal 2021 was 21.4% compared to 26.6% in the third quarter of fiscal 2020. The change in effective tax rate for the three months ended October 31, 2020 was primarily driven by the year-to-date operating loss compared to operating income in the prior year period.

Nine Months Ended October 31, 2020 Compared To Nine Months Ended October 31, 2019

Net sales for the nine months ended October 31, 2020 were $2.36 billion, compared to $2.81 billion in the comparable period of fiscal 2020. The $452.9 million decrease was attributable to a $344.1 million, or 13.4%, decrease in Retail segment net sales and a $124.4 million, or 49.0%, decrease in Wholesale segment net sales, partially offset by an increase in Subscription segment net sales of $15.6 million. Retail segment net sales for the nine months ended October 31, 2020 accounted for 93.8% of total net sales compared to 90.9% of total net sales in the nine months ended October 31, 2019.

The decrease in our Retail segment net sales during the first nine months of fiscal 2021 was due to a decrease of $315.6 million, or 12.8%, in Retail segment comparable net sales, and a decrease of $28.5 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 4.8% at Free People and decreased 8.3% at Urban Outfitters and 21.6% at the Anthropologie Group. Retail segment comparable net sales decreased in both North America and Europe. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales due to mandated store closures as a result of the coronavirus pandemic and lower store productivity once opened, partially offset by double-digit growth in the digital channel. Negative comparable store net sales resulted from a decrease in store traffic, transactions and average unit selling price, while units per transaction increased. The digital channel net sales increase was driven by an increase in conversion rate and sessions, while average order value and units per transaction decreased. The decrease in non-comparable net sales was primarily due to the store closures and lower store productivity as a result of the coronavirus pandemic at the 38 new Company-owned stores and restaurants opened and 17 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in the first nine months of fiscal 2021, as compared to the first nine months of fiscal 2020, was primarily due to a 49.3% decrease in sales for the Free People brand, due to most of the brand’s wholesale partners having a meaningful portion of their businesses closed during the nine month period and lower customer demand once reopened. The segment decrease was also due to a decrease of $7.8 million in Anthropologie Home sales due to the brand’s exit of the wholesale business in the third quarter of fiscal 2021 and the impact of the coronavirus pandemic on the brand’s wholesale partners’ operations, partially offset by an increase of $2.5 million in Urban Outfitters BDG sales.

Gross profit percentage for the first nine months of fiscal 2021 decreased to 24.3% of net sales, from 32.2% of net sales in the comparable period in fiscal 2020. Gross profit decreased to $572.8 million for the first nine months of fiscal 2021 from $906.0 million in the comparable period in fiscal 2020. The decrease in gross profit percentage was primarily driven by an increase in delivery and logistics expense primarily due to penetration of the digital channel, followed by store occupancy expense rate deleverage. The deleverage in store occupancy expense was due to lower store net sales as a result of mandated store closures as well as lower store traffic once reopened due to the COVID-19 pandemic. Additionally, during the nine months ended October 31, 2020, the Company recorded a $15.9 million year-over-year increase in inventory obsolescence reserves and a $14.5 million store impairment charge.

Selling, general and administrative expenses decreased by $109.1 million, or 15.3%, to $603.6 million in the first nine months of fiscal 2021, compared to the first nine months of fiscal 2020. Selling, general and administrative expenses as a percentage of net sales increased in the first nine months of fiscal 2021 to 25.6% of net sales, compared to 25.3% of net sales for the first nine months of fiscal 2020. The deleverage was primarily driven by an increase in digital marketing and other expenses in order to support strong digital channel sales and customer growth partially offset by disciplined store payroll management and other expense control measures. The decrease in selling, general and administrative expenses for the nine months ended October 31, 2020, was primarily due to disciplined store payroll management, overall expense control measures and the benefit of COVID-19 related government relief packages.

Loss from operations was 1.3% of net sales, or $30.8 million, for the first nine months of fiscal 2021 compared to income from operations of 6.9% of net sales, or $193.4 million, for the first nine months of fiscal 2020.

Our effective tax rate for the first nine months of fiscal 2021 was a benefit of 14.8% compared to an expense of 25.8% in the first nine months of fiscal 2020. The change in the effective tax rate for the nine months ended October 31, 2020 was primarily driven by the year-to-date operating loss compared to operating income in the prior year period.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $634.3 million as of October 31, 2020, as compared to $530.4 million as of January 31, 2020 and $420.9 million as of October 31, 2019. During the first nine months of fiscal 2021, we generated $214.7 million in cash from operations, invested $89.2 million in property and equipment and repurchased $7.0 million of common shares under our share repurchase programs. The shares repurchased during the first nine months of fiscal 2021 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. Additionally, during the first nine months of fiscal 2021, we had borrowings of $220.0 million under our Amended Credit Facility to further protect our cash reserves and subsequently repaid the entire $220.0 million by October 31, 2020. Our working capital was $424.7 million at October 31, 2020 compared to $414.6 million at January 31, 2020 and $402.0 million at October 31, 2019.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and additionally in the first nine months of fiscal 2021, through our borrowings. Our primary uses of cash have been to fund business operations, purchase inventory, expand our home offices and fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Cash flows from operating activities during the first nine months of fiscal 2021 was a cash inflow of $214.7 million compared to $121.4 million in the first nine months of fiscal 2020. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The period over period increase in cash flows from operations was primarily due to an increase in accounts payable and accrued expenses, accrued compensation and other current liabilities due to timing of payments, in addition to decreased inventory levels, partially offset by lower merchandise sales in the first nine months of fiscal 2021 as a result of store closures and lower store productivity caused by the coronavirus pandemic. Although the Company’s stores were closed for part of fiscal 2021, the Company continued to incur various store operational costs, such as employee costs and costs for a large portion of its regional and store management teams despite store closures and reduced sales during the coronavirus pandemic.

Cash Flows from Investing Activities

Cash flows from investing activities during the first nine months of fiscal 2021 was a cash inflow of $201.9 million compared to a cash outflow of $87.8 million in the first nine months of fiscal 2020. Net liquidations of our marketable securities portfolio in the first nine months of fiscal 2021 were primarily to preserve financial flexibility and maintain liquidity in response to the coronavirus pandemic. Cash used in investing activities in fiscal 2020 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first nine months of fiscal 2021 and 2020 was $89.2 million and $171.1 million, respectively, which was primarily used to expand our fulfillment center network in both periods. See Capital and Operating Expenditures for further discussion of the Company’s plans to reduce planned capital expenditures for the remainder of fiscal 2021 in response to the coronavirus pandemic.

Cash Flows from Financing Activities

Cash flows from financing activities during the first nine months of fiscal 2021 was a cash outflow of $10.8 million compared to a cash outflow of $222.0 million in the first nine months of fiscal 2020. Cash used in financing activities in the first nine months of fiscal 2021 primarily related to $7.0 million of repurchases of our common shares under our share repurchase program. The shares repurchased during the first nine months of fiscal 2021 were prior to the known spread of the coronavirus pandemic in the United States, which forced the Company to close its stores for an extended period of time. The Company has since temporarily suspended share repurchase activity under its programs. Additionally, during the first nine months of fiscal 2021, we had borrowings of $220.0 million and subsequent repayments of $220.0 million under our Amended Credit Facility. Cash used in financing activities in the first nine months of fiscal 2020 primarily related to $217.4 million of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 With the additional measures in place noted above under Impact of the Coronavirus Pandemic, during fiscal 2021, we plan to complete construction of a new omni-channel fulfillment center in Europe, with the remaining material handling equipment to be purchased and installed during fiscal 2021 for full operation in fiscal 2022, start construction on a new omni-channel fulfillment center in the United States, open approximately 21 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and may repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our Retail segment sales. All fiscal 2021 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the coronavirus pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 9, “Shareholders’ Equity,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s share repurchases.

Off-Balance Sheet Arrangements

As of and for the nine months ended October 31, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The coronavirus pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect its business operations. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally. As of July 31, 2020, substantially all of the Company’s stores reopened and remained open as of October 31, 2020. As a result of the COVID-19 pandemic, our store operations continue to be impacted by temporary store closures, primarily in Europe and Canada, and reduced customer traffic in reopened store locations globally due in part to local government guidelines that have imposed certain operating restrictions, including capacity limits. The Company is also following newly established health protocols, providing personal protective equipment to our employees, and implementing social distancing working practices as required by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations, but have done so with additional safety procedures and enhanced cleaning to protect the health of the employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely.

The extent of the impact of the coronavirus pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak and occurrence of additional waves of infections in the U.S. and globally, the related impact on consumer confidence and spending, potential future government restrictions on retail operations and the willingness of customers to visit malls and shopping centers, the willingness of employees to staff our stores and fulfillment centers, and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. Nevertheless, the coronavirus pandemic presents significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows.

Item 3.	Defaults Upon Senior Securities

As of May 31, 2020, we were in default of the Fixed Charge Coverage Ratio financial covenant under our Amended Credit Agreement. On August 13, 2020, we obtained a waiver for this default effective through September 15, 2020. On September 16, 2020, we repaid the remaining $120.0 million outstanding under our Amended Credit

Agreement. As of October 31, 2020, the Company had $0 in borrowings and was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including other covenants, of the Amended Credit Agreement.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2020, filed with the Securities and Exchange Commission on December 10, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2020	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 10, 2020	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer