Form 10-K
period 2021-01-31
URBAN OUTFITTERS INC
filed 2021-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,225,803,780.

The number of shares outstanding of the registrant’s common stock on March 26, 2021 was 98,215,127.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the impacts of public health crises such as the coronavirus (COVID-19) pandemic, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new store concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2021. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle products and services company that operates a portfolio of global consumer brands comprised of the Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters, Nuuly and Menus & Venues brands. We achieved compounded annual sales growth of approximately 4% from the fiscal year ended January 31, 2016 through the fiscal year ended January 31, 2020, however, the COVID-19 pandemic had a negative impact on our results for the fiscal year ended January 31, 2021. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview–Impact of the Coronavirus Pandemic for further discussion.

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment includes our store and digital channels and consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. We have over 50 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, primarily through Company-owned stores but also through franchisee-owned stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, catalogs, customer contact centers and third-party operated digital businesses. The Menus & Venues brand includes various casual dining concepts.

We operate a Wholesale segment under the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear.

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Milestones in our Company’s growth are as follows:

•	1970: First Urban Outfitters store opened near the University of Pennsylvania campus in Philadelphia, Pennsylvania
•	1976: Incorporated in the Commonwealth of Pennsylvania
•	1984: Free People Wholesale division established
•	1992: First Anthropologie store opened in Wayne, Pennsylvania
•	1993: Initial public offering of URBN shares on NASDAQ

•	1998: First European Urban Outfitters store opened in London; Anthropologie website launched
•	1999: Urban Outfitters website launched
•	2002: First Free People store opened in the Garden State Plaza Mall in Paramus, New Jersey
•	2004: Free People website launched
•	2008: First Terrain garden center opened in Glen Mills, Pennsylvania
•	2009: First European Anthropologie store opened in London
•	2011: First Bhldn store opened in Houston, Texas
•	2016: Acquired Vetri Family restaurants in Philadelphia, Pennsylvania
•	2018: Urban Outfitters Wholesale division established; first European Free People store opened in Amsterdam
•	2019: Launch of the Nuuly brand, a subscription rental service
•	2020: First FP Movement store opened in Los Angeles, California

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2021 ended on January 31, 2021.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and actively engaged with their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Stores average approximately 9,000 square feet of selling space. Our stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2021, we operated 247 Urban Outfitters stores, of which 174 were located in the United States, 17 were located in Canada and 56 were located in Europe, and sold merchandise through a franchisee-owned store in the United Arab Emirates. We plan to open approximately 17 Urban Outfitters stores and close approximately ten Urban Outfitters stores due to lease expiration, globally, in fiscal 2022. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan for future digital channel growth to come from expansion domestically and internationally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 31.3% and 8.2% of consolidated net sales, respectively, for fiscal 2021. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021.

Anthropologie Group. The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. In addition, the brand offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores.

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

As of January 31, 2021, we operated 237 Anthropologie Group stores, of which 204 were located in the United States, 11 were located in Canada and 22 were located in Europe. Stores average approximately 8,000 square feet of selling space. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately 12 Anthropologie Group stores and close approximately nine Anthropologie Group stores due to lease expiration, globally, in fiscal 2022. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan for future digital channel growth to come from expansion domestically and internationally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 36.5% and 1.7% of consolidated net sales, respectively, for fiscal 2021. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021.

Free People Group. The Free People Group consists of the Free People and FP Movement brands.

Our Free People and FP Movement retail stores primarily offer private label merchandise targeted to young contemporary women aged 25 to 30. The Free People brand offers a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Retail stores average approximately 2,000 square feet of selling space. Our stores are located in enclosed malls, upscale street locations and specialty centers.

As of January 31, 2021, we operated 149 Free People Group stores, of which 138 were located in the United States, six were located in Canada and five were located in Europe. We opened two FP Movement stores in fiscal 2021 and expect to open additional stores in fiscal 2022 and thereafter to further capitalize on the growth opportunity and unique position that FP Movement has in the fitness and wellness space. We plan to open approximately 25 new Free People Group stores (including 16 FP Movement stores) and close approximately two Free People Group stores due to lease expiration, globally, in fiscal 2022. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. The Free People Group operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. We plan for future digital channel growth to come from expansion domestically and internationally. The Free People Group’s North American Retail segment net sales accounted for approximately 14.6% for fiscal 2021. European and Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021.

Menus & Venues. The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. As of January 31, 2021, we operated 11 restaurants, all of which were located in the United States. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021.

Wholesale Segment

The Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment was established in 1984 with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold at attractive prices in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Urban Outfitters wholesale division, established in fiscal 2019, designs and sells the BDG and other own brand apparel collections to select department stores. We display our wholesale products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. During fiscal 2021, the Wholesale segment’s range of young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand were sold through department and specialty stores worldwide, including Nordstrom, Macy’s, Dillard’s, third-party digital businesses and our Retail segment. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in New York City, Los Angeles, Chicago and

London. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 5.7% of consolidated net sales for fiscal 2021.

Subscription Segment

Nuuly. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Subscription segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021.

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

Our Urban Outfitters, Anthropologie Group and Free People Group stores are primarily located in upscale street locations, free-standing locations, enclosed malls and specialty centers. We plan for our store environment and location strategy to remain consistent over the next several years.

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

Merchandise

Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home products, electronics and beauty. Our Anthropologie brand product offerings include women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. Our Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Our Nuuly brand allows subscribers to select for rent women’s apparel from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

The ever-changing mix of products available to our customers allows us to adapt our merchandise to prevailing fashion trends, and together with the inviting atmosphere and experience of our stores, websites and mobile applications encourages our core customers to visit our shopping channels frequently.

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

An essential requirement for the success of our stores is our ability to attract, train and retain talented, highly motivated store leaders, visual merchandising managers and other key employees. In addition to management training programs for both newly hired and existing employees, we have a number of retention programs that offer qualitative and quantitative performance-based incentives to district-level leaders and store leaders.

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media. We refresh this media as frequently as daily to reflect the most cutting edge trends in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations, rather than traditional forms of advertising such as print, radio and television media. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are active in social media and blogs. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Instagram, Facebook, TikTok, Pinterest and Google and our own mobile applications, we are more effective at understanding and serving their fashion needs. We also believe that our blogs continue this conversation. Not only do our blogs allow us to communicate what inspires us, they also allow our customers to tell us what inspires them. This fosters our relationships with our customers and encourages them to continue shopping with us.

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

In February 2021, we began testing a paid membership program called UP. In exchange for an annual fee, UP provides membership benefits across our entire portfolio of brands, including a gift card, free shipping and free returns on all orders, a discount on all orders and a discount on Nuuly subscriptions. We plan to continue testing and, if successful, further expand this program in fiscal 2022.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label and exclusive merchandise. To keep our future inventory levels lean and maintain a lower merchandise weeks of supply on hand, we plan to continue to quicken our supply chain capabilities and place more frequent merchandise orders at lower quantities. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns (including global pandemics such as COVID-19), acts of terrorism, natural disasters (including as a result of climate change), port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, the effects of Brexit, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, transportation capacity shortages, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2021, we purchased merchandise from approximately 5,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. We do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution center in Gap, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. We also lease a 214,500 square foot distribution center located in Reno, Nevada that receives and distributes the remaining half of our retail store merchandise.

We own and operate an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, for which construction was completed in fiscal 2020. The center primarily stores and distributes home products, home furnishings and electronics for the Retail segment.

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

We lease a 309,000 square foot fulfillment center located in Bristol, Pennsylvania, which is used primarily to conduct our Subscription segment operations. The lease commenced in fiscal 2020. In addition, this fulfillment center has been recently used to support increased customer demand in the digital channel.

We lease separate distribution and fulfillment centers each located in Rushden, England. Our 98,000 square foot distribution center supports our European store base and our 142,000 square foot fulfillment center primarily provides fulfillment services for our European Retail segment and global Wholesale segment customers. We are nearing maximum capacity at these centers and during fiscal 2020 began construction on an omni-channel fulfillment center in Peterborough, England that will support our stores and digital and wholesale channels. We own the facility, which is approximately 400,000 square feet. We expect to complete the installation of the remaining material handling equipment and become fully operational during fiscal 2022, at which time we will exit the Rushden centers when the leases for both locations expire.

In fiscal 2020, we signed an agreement with a third-party logistics provider in China to store and distribute merchandise sold through our relationship with a third-party digital marketplace.

In fiscal 2021, we purchased land in Kansas City, Kansas for the development of an approximately 880,000 square foot omni-channel fulfillment center. Construction of the facility began in fiscal 2021 and is expected to be completed during fiscal 2024. The facility will support the growth and expansion of our Retail segment business in North America by providing more efficient and faster inventory processing, as well as faster and more consistent delivery times to our stores and digital customers. To support customer demand until the omni-channel fulfillment center is operational, we signed a lease in fiscal 2022 for an approximately 401,000 square foot fulfillment center located in Kansas City, Missouri.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our digital channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our customer contact centers and fulfillment functions. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. Our Subscription segment uses a custom-built digital platform that helps us manage merchandising functions, customer information and service, financial accounting and fulfillment of customer orders. We host digital and business applications across private cloud infrastructure as well as have our own fully redundant data centers, located at the Philadelphia Navy Yard and at our Reno fulfillment center.  All systems are fully redundant and have full disaster recovery plans either within our private cloud or our own data centers.

Competition

Our Retail and Wholesale segments compete with individual and chain fashion specialty stores as well as department stores, both in stores and online, in highly competitive domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile application and catalog presentation, website and mobile application design and functionality, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and the unique store and digital experiences offered by our Retail segment help differentiate us, it also means that our stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Some of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie Group and Free People Group stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors.

Along with certain Retail segment competitive factors noted above, other key factors for our digital channel include website and mobile application availability, the effectiveness of our customer lists and the speed and accuracy of our merchandise delivery. Additionally, our digital channel competes against numerous websites, mobile applications, catalogs and digital marketplaces, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites.

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

Human Capital

Employees. As of January 31, 2021, we employed approximately 19,000 people, approximately 50% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment, 1% work in the Subscription segment and the remaining 98% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

Talent Acquisition, Development and Retention. Hiring, retaining, and developing talented employees is critically important to our operations. Our talent strategy is focused on attracting the best employees, recognizing and rewarding their performance, and continually developing, engaging and retaining them. The future success of our business initiatives rely heavily on our employees. By combining a robust internal pipeline of existing talent through development initiatives and external attraction we believe we are positioned to drive high levels of performance, engagement and retention. We continue to invest in resources that encourage our employees to be active participants in the navigation of their careers. Through the alignment of functional expertise, training, mentorship and coaching we believe we have created an environment that allows our employees to excel.

Compensation, Benefits and Wellness. We aim to offer competitive compensation and category leading benefits to our employees. Varying by level, our compensation strategy is built around providing a mix of salary or hourly pay, cash based short-term incentives, and equity based long-term incentives to employees. In addition, we offer a comprehensive suite of health and retirement benefits, including medical, dental and prescription drug coverage, as well as paid parental leave, 401(k) matching contributions and a generous employee discount. Our home office in Philadelphia, Pennsylvania includes a state-of-the-art fitness center, walkable river paths, and spacious dog parks, fostering employee health, wellness, and engagement.

In response to the COVID-19 pandemic, we enhanced our health and safety operating procedures by, among other things:

•

Implementing a rigorous cleaning program, including conducting electrostatic and CDC high-touch cleanings on a regularly scheduled basis at our home office, fulfillment and distribution centers, and immediately in response to any reported concerns at store locations;

•	Providing additional sanitation and enhanced ventilation;
•	Implementing mandatory mask usage and social distancing measures;
•	Installing protective barriers, such as sneeze guards;
•	Adopting remote work practices where feasible, limiting building occupancy and staggering work schedules;
•	Zoning employees to segregate work teams;
•	Instituting temperature checks and daily digital health self-assessments; and
•	Rigorous contact tracing, testing and quarantining of employees when needed.

In addition, we provided enhanced employee benefits to our workforce to ensure access to care, including payment of health insurance premiums for furloughed employees; waiver of co-payments for physical and mental health telemedicine; as well as elimination of employee cost-sharing for testing, prevention and vaccine administration associated with COVID-19.

Diversity and Inclusion. We are committed to creating and maintaining an inclusive culture that values and respects diversity of all kinds. Women hold leadership positions throughout the Company, including positions on our Board of Directors and executive team. Our diversity and inclusion commitments focus on community, culture and people, and in July 2020, we created a Diversity & Inclusion Committee that is tasked with reporting and recommending actions aligned to those commitments to our executive team. We include diversity initiatives as bonus goals for members of the executive team. We have offered unconscious bias training to our entire field and home office organization and fulfillment center management. We have integrated this training into the onboarding experience for all home office employees, as well as field and fulfillment center salaried new hires and have engaged with various organizations to support our talent acquisition and development efforts in this space. In fiscal 2022, the Diversity & Inclusion Committee will continue partnering with the Company’s executive leadership to support and engage our diverse employees and expand the pool of available diverse talent in the fashion industry.

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

Item 1A. Risk Factors

Macroeconomic and Industry Risks

The Coronavirus pandemic has and will continue to materially and adversely affect our business operations globally.

The COVID-19 pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect its business operations. On March 11, 2020, the World Health Organization declared the novel strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company temporarily closed all stores globally. The Company subsequently reopened substantially all of our stores throughout fiscal 2021 in accordance with local government guidelines. As a result of the COVID-19 pandemic, our store operations continue to be impacted by temporary store closures, primarily in Europe, and reduced customer traffic in reopened store locations globally due in part to local government guidelines that have imposed certain operating restrictions, including capacity limits. The Company is also following established health protocols, providing personal protective equipment to our employees, implementing a rigorous cleaning program and implementing social distancing working practices as required by local authorities. The Company’s distribution and fulfillment centers remained open to support the Retail and Wholesale segment operations, but have done so with additional safety procedures and enhanced cleaning to protect the health of the employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely.

The extent of the impact of the COVID-19 pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration of the outbreak and the occurrence of additional waves of infections in the United States and globally, the extent of any further recession resulting from the pandemic, the effectiveness and speed of vaccination distribution, the related impacts on consumer confidence and spending, potential future government restrictions on retail operations and the willingness of customers to visit malls and shopping centers, the willingness of employees to staff our stores and fulfillment centers, and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. The COVID-19 pandemic continues to present significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the Coronavirus Pandemic for further discussion.

Our reportable segments are sensitive to economic conditions, market disruptions and other factors that affect consumer confidence and discretionary spending.

Consumer purchases and rentals of discretionary retail items and specialty retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn, including any such downturn occurring as a result of COVID-19, could have a material adverse impact on our business, financial condition or results of operations.

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

In addition, there is a risk that consumer confidence may decline as a result of market disruptions caused by severe weather conditions, unseasonable weather, or natural disasters, including as a result of climate change, health hazards, actual or threatened health epidemics and pandemics (such as COVID-19), terrorist activities, political crises or other major events or the prospect of these events, which could negatively impact our financial position and results of operations. The recovery we receive under any insurance we maintain for these purposes may be delayed or may be insufficient to fully offset potential losses.

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

We have many initiatives in our marketing programs particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), may adversely impact our ability to maintain brand relevance and drive increased sales. Further, consumer concerns with COVID-19 may continue, which will likely continue to adversely affect foot traffic to our stores.

We rely significantly on international sources of production.

We receive a substantial portion of our apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. The majority of these purchases are settled in U.S. dollars. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their products, the following risks may adversely impact our business:

•

Any event causing a disruption of imports, including the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns (including COVID-19), acts of terrorism, natural disasters and port security considerations or labor disputes;

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

•	Changes resulting from the United States-Mexico-Canada Agreement (USMCA);
•	Significant labor issues, such as strikes at any of our ports in the United States, which could make it difficult or impossible for us to bring foreign-sourced products into the United States;
•	Financial or political instability in any of the countries in which the products we purchase are manufactured, if the instability affects the production or export of merchandise from those countries;
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

•

The shortage of transportation capacity (such as the availability of ocean containers and vessels) can result in transportation cost premiums and also delay delivery of merchandise to our distribution facilities leading to an increase in markdowns both of which can adversely affect our gross profit;

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

In the event of war, terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “—We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and fulfillment centers and stores, as well as fulfilling catalog, website and mobile application orders. Our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks, civil unrest, or health epidemics and pandemics (such as COVID-19) involving public areas could cause people not to visit areas where our stores are located. In addition, other types of violence in malls or in other public areas could lead to lower customer traffic in areas in which we operate stores. If any of these events were to occur, we may be required to suspend operations in some or all of our stores in the impacted areas, as the COVID-19 pandemic required us to do, which could have a material adverse impact on our business, financial condition and results of operations.

Strategic Risks

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

Our growth strategy also depends on our ability to open and operate new retail stores on a profitable basis and to effectively extend our existing store leases. There can be no assurance that these stores will achieve long term success. Further, our operating complexity will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operating capabilities, and expand, train and manage our employee base. We may be unable to hire and train a sufficient number of qualified personnel or successfully manage our growth.

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

On January 31, 2020, the United Kingdom formally exited the European Union, commonly referred to as “Brexit.” A transition period was in place until December 31, 2020, during which time the United Kingdom remained in both the European Union customs union and single market and followed European Union rules. On December 24, 2020, the U.K. and the European Union announced an agreement on the EU-UK Trade and Cooperation Agreement (the EU-UK trade deal) that took effect on January 1, 2021. The trade deal was formally approved by the U.K. House of Commons on December 30, 2020 and is expected to be formally approved by the European Union legislature in April 2021. While the EU-UK trade deal has removed uncertainty and a significant amount of financial risk associated with the U.K.’s exit from the European Union, we are still assessing its details and related impact on our U.K business and other operations. The new trading relationship could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom’s exit from the European Union could also result in similar referendums or votes in other European countries in which we do business. The United Kingdom’s withdrawal could adversely impact consumer and investor confidence, particularly in the United Kingdom, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

Operational Risks

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

Our operations, in particular our digital sales, are subject to numerous risks, including reliance on third-party computer hardware/software, rapid technological change, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the information technology systems that operate our websites, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. The potential issues associated with implementing technology initiatives and the time and resources required in seeking to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term.

We regularly evaluate our information technology systems and have implemented modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and modifying our information technology systems, including inaccurate system information and system disruptions, which we may not be able to alleviate through testing, training, staging implementation and in-sourcing certain processes, or by securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies; however, we may not be effective in identifying and mitigating every risk to which we are exposed. Further, if our information systems or other technologies are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Although we have not experienced any interruptions or shutdowns of our systems for any material length of time for the reasons described above, such disruptions could lead to delays in our business operations and, if significant, affect our sales and profitability.

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

We face an evolving threat landscape in which cybercriminals, among others, employ an increasingly complex array of techniques designed to access personal data and other information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service, supply chain and other types of attacks. Our and our suppliers’ and service providers’ information technology systems also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events, or employee inadvertence.

While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and investors, exposing us to litigation, fines, penalties or remediation costs and inhibiting our ability to accept debit and credit cards as forms of payment. Further, because our corporate and showroom employees (with the exception of location dependent employees) are working remotely in light of COVID-19, our business may be more vulnerable to cybersecurity breach attempts due to offsite working by employees, increased use of public Wi-Fi and use of office equipment off premises. In addition, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity.

Our efforts to protect customer, employee, vendor and Company information may also be adversely impacted by data security or privacy breaches that occur at our third-party vendors or unrelated third parties. While we believe we are diligent in selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks and we cannot assure that any future interruptions, shutdowns or unauthorized breaches or disclosures will not occur.

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

We operate nine distribution and fulfillment centers worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. We utilize a third-party logistics provider to store and distribute merchandise for our Asia digital operations. The merchandise purchased for our United States and Canadian retail store operations is shipped directly to our distribution centers in Gap, Pennsylvania and Reno, Nevada. Merchandise purchased for our digital operations is shipped directly to our fulfillment centers in Gap, Pennsylvania, Reno, Nevada and Indiana, Pennsylvania. Merchandise purchased for our wholesale operations is shipped directly to our fulfillment centers in Gap, Pennsylvania and Rushden, England. The merchandise purchased for our Europe retail and digital operations is shipped to our distribution and fulfillment centers in Rushden, England and our omni-channel fulfillment center Peterborough, England. We expect to complete the transition of our European distribution and fulfillment center operations from Rushden to Peterborough in fiscal 2022.  Merchandise purchased for our Subscription segment is shipped directly to our fulfillment center in Bristol, Pennsylvania.  Damage to, or disruption of the operations at, any of these centers due to work stoppages, system failures, accidents, economic conditions, severe weather or natural disasters, including as a result of climate change, demographic and population changes, health epidemics and pandemics (such as COVID-19), as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

Legal, Tax, Regulatory and Compliance Risks

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

Manufacturers and third-party vendors may not comply with our legal and social compliance program requirements, and we may be subject to risks related to environmental, social and governance activities, which could adversely affect our reputation.

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

We maintain an Impact Committee (which reports to our Audit Committee and is co-chaired by our Chief Sourcing Officer and Chief Administrative Officer) to set sustainability policies and goals, provide oversight of those policies, and track and report progress toward our goals. The Impact Committee also maintains a functional working group, which focuses on three areas: Environmental & Social, Data Privacy & Security, and Governance. The working group is comprised of operational management representatives and is responsible for recommending policies and goals to the Impact Committee, implementing policies established by the Impact Committee, and tracking and reporting to the Impact Committee on progress towards goals falling within the working group’s remit. If we do not demonstrate progress towards the environmental, social and governance ideals of our customers or such actions are not perceived to be adequate, our reputation and value of our brands could be harmed, which could adversely affect our business, financial performance, and growth.

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

We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising, e-commerce and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution and fulfillment centers. Additional legal and regulatory requirements (such as the “conflict minerals” provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010), and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of products or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, various governmental authorities in jurisdictions in which we do business regulate the quality and safety of the merchandise we sell. If we or our vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to us, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results.

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

Our three European home offices were consolidated into one location on the former Truman Brewery Site in London, England during the fourth quarter of fiscal 2020. The new office is approximately 70,000 square feet and houses all of our brand and shared leadership teams as well as a wholesale showroom and photo studio. The term of this lease is set to expire in July 2029, and we have the option to renew for up to an additional 10 years. The lease term for one of the previously used offices in London, England, expires in 2023, and totals approximately 7,000 square feet. We are exploring options such as lease assignment and subleasing to mitigate costs from this location.

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

We own and operate an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, for which construction was completed in fiscal 2020. The center primarily stores and distributes certain home products, home furnishings and electronics for the Retail segment and includes a customer contact center.

We own and operate a 1,000,000 square foot fulfillment center in Gap, Pennsylvania. The center primarily fulfills Retail and Wholesale segment customer orders.

We own and operate a 463,000 square foot fulfillment center in Reno, Nevada that is used primarily to house and distribute merchandise to our western United States digital customers.

We lease a 40,000 square foot customer contact center in Martinez, Georgia. The lease term expires in fiscal 2024 with two five-year renewal options.

We lease a 309,000 square foot fulfillment center located in Bristol, Pennsylvania, which is primarily used to conduct our Subscription segment operations. The lease commenced in fiscal 2020 and is set to expire in July 2034 with options to renew for up to an additional ten years. In addition, this fulfillment center has been recently used to support increased customer demand in the digital channel.

We lease separate distribution and fulfillment centers each located in Rushden, England. Our 98,000 square foot distribution center supports our entire European store base and our 142,000 square foot fulfillment center primarily provides fulfillment services for our European Retail segment and global Wholesale segment customers. We are nearing maximum capacity at these centers and during fiscal 2020 began construction on an omni-channel fulfillment center in Peterborough, England that will support our stores and digital and wholesale channels. We own the facility, which is approximately 400,000 square feet. We expect to complete the installation of the remaining material handling equipment and become fully operational during fiscal 2022, at which time we will exit the Rushden centers when the leases for both locations expire.

In fiscal 2020, we signed an agreement with a third-party logistics provider in China to store and distribute merchandise sold through our relationship with a third-party digital marketplace.

In fiscal 2021, we purchased land in Kansas City, Kansas for the development of an approximately 880,000 square foot omni-channel fulfillment center. Construction of the facility began in fiscal 2021 and is expected to be completed during fiscal 2024. The facility will support the growth and expansion of our Retail segment business in North America by providing more efficient and faster inventory processing, as well as faster and more consistent delivery times to our stores and digital customers. To support customer demand until the omni-channel fulfillment center is operational, we signed a lease in fiscal 2022 for an approximately 401,000 square foot fulfillment center located in Kansas City, Missouri. The term of this lease is set to expire in November 2023, and we have options to renew through fiscal 2027.

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

All of our stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2021, by Urban Outfitters, the Anthropologie Group and the Free People Group was approximately 2,195,000, 1,815,000, and 331,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for the Anthropologie Group and 2,000 for the Free People Group. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail locations, as of January 31, 2021:

	Urban Outfitters	Anthropologie Group	Free People Group	Menus & Venues	Total
United States	174	204	138	11	527
Canada	17	11	6	—	34
Europe	56	22	5	—	83
Total Company-Owned Stores	247	237	149	11	644
Franchisee-Owned Stores (1)	1	—	—	—	1
Total URBN	248	237	149	11	645
(1)	Located in the United Arab Emirates.

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

Holders of Record

On March 26, 2021, there were 89 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2016 and ending January 31, 2021, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	Base Period Jan-16	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-17	Jan-18	Jan-19	Jan-20	Jan-21
Urban Outfitters, Inc.	$100.00	$116.00	$149.08	$141.17	$111.89	$119.89
S&P 500	$100.00	$120.04	$151.74	$148.24	$180.38	$211.49
S&P 500 Apparel Retail	$100.00	$73.92	$71.78	$55.27	$54.38	$76.18

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our stores, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2021 ended on January 31, 2021.

Impact of the Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally; however, the Company continued to fulfill digital orders from its stores where permitted by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but have done so with additional safety procedures and enhanced cleaning to protect the health of employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely. The COVID-19 pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to affect its business operations. Because it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, current financial information may not be necessarily indicative of future operating results and the Company’s plans as described below may change.

In response to the COVID-19 pandemic, the Company has taken many additional measures to protect its financial position and increase financial flexibility during this challenging time period. Those included:

•	Furloughing a substantial number of store, wholesale and home office associates through July 31, 2020, with some furloughs resulting in layoffs as of the same date,
•	Limiting all new hiring commensurate with the operational needs of the Company,
•	Temporarily suspending and since reinstating at a reduced value, all performance bonuses for fiscal 2021 and delaying merit increases for five months until September 2020,
•

Borrowing $220.0 million under its Amended Credit Facility (as defined herein) to further protect its cash reserves, and subsequently repaying $100.0 million on June 17, 2020 and $120.0 million on September 16, 2020 (see Note 8, “Debt,” of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information),

•	Reducing fiscal 2021 capital budget by over $100 million from approximately $260 million to approximately $160 million by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders, asking for price concessions on those remaining and maintaining tighter management of inventory overall as stores reopened,
•	Reducing all discretionary expenses, including creative and travel, among others,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Temporarily reducing senior leadership compensation through September 2020,
•	Temporarily suspending Board of Directors’ cash compensation, which has since been reinstated, and
•

Temporarily suspended share repurchases during fiscal 2021 (see Note 12, “Shareholders’ Equity,” of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information).

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves and non-cash charges. The Company assessed the value of its inventory in the Retail and Wholesale segments and recorded an increase in inventory obsolescence reserves during the first quarter of fiscal 2021, and as a result of disciplined inventory control and better than planned product performance, during the remainder of fiscal 2021, the Company decreased a portion of its inventory obsolescence reserves. During the first quarter of fiscal 2021, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment, and during the remainder of fiscal 2021, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Finally, during fiscal 2021, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures as a result of the COVID-19 pandemic and lower store productivity once opened. These assets were written down to their fair value resulting in impairment charges of $15.5 million across 42 retail locations.

As a result of the COVID-19 pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs, which partially offset related expenses. The Company continued to pay all employees through at least April 1, 2020. On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1, 2020. The furlough period continued through July 31, 2020, with some furloughs resulting in layoffs as of the same date. Furloughed employees continued to receive enrolled benefits during the furlough period. The Company recorded the cumulative benefit of the programs implemented by the United States and Canada in selling, general and administrative expenses during fiscal 2021. Benefits related to the programs implemented by the U.K. and other European countries were recorded as an offset to store occupancy expenses in cost of sales during fiscal 2021.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries in accordance with local government guidelines. As of July 31, 2020, substantially all of the Company’s stores had reopened. However, during the fourth quarter of fiscal 2021 and into the first quarter of fiscal 2022, our store operations have been impacted by temporary store closures, primarily in Europe, and reduced customer traffic in reopened store locations globally due in part to local government guidelines that have imposed certain operating restrictions, including capacity limits. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on our business.

As we have reopened stores, we have followed newly established health protocols, provided personal protective equipment to our employees, and implemented social distancing working practices. Additionally, we have implemented occupancy limits, reduced operating hours, and instituted new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day and making hand sanitizer available to our customers and employees. As a result, the Company has incurred incremental costs for personal protective equipment and additional payroll and other costs associated with implementing these health protocols in our stores, distribution and fulfillment centers, and corporate offices. The Company has not changed its remote work arrangements for its corporate employees.

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

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year due to store specific closures from events such as damage from fire, flood and natural weather events. The Company did not remove stores that were closed due to the COVID-19 pandemic from the comparable stores net sales calculations. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. Franchise net sales and the effects of foreign currency translation are also considered non-comparable.

We monitor Retail segment metrics including customer traffic, conversion rates, average units per transaction at our stores and on our websites and mobile applications and average unit selling price at our stores and average order value on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, sells merchandise through a franchisee-owned store in the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 31.3% and 8.2% of consolidated net sales, respectively, for fiscal 2021, compared to 29.5% and 7.9%, respectively, for fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021 and fiscal 2020.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 36.5% and 1.7% of consolidated net sales, respectively, for fiscal 2021, compared to 39.2% and 1.7%, respectively, for fiscal 2020. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021 and fiscal 2020.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. We opened two FP Movement stores during fiscal 2021 and expect to open additional stores in fiscal 2022 and thereafter to further capitalize on the growth opportunity and unique position that FP Movement has in the fitness and wellness space. The Free People Group operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Free People Group’s North American Retail segment net sales accounted for approximately 14.6% of consolidated net sales for fiscal 2021, compared to approximately 12.5% for fiscal 2020. European and Asian Retail segment net sales each accounted for less than 1.0% of consolidated net sales for fiscal 2021 and fiscal 2020.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021 and fiscal 2020.

Net sales from the Retail segment accounted for approximately 93.6%, 91.6% and 91.2% of total consolidated net sales for fiscal 2021, 2020 and 2019, respectively.

Store data for fiscal 2021 was as follows:

	January 31,	Stores	Stores	January 31,
	2020	Opened	Closed	2021
Urban Outfitters
United States	177	5	(8)	174
Canada	17	—	—	17
Europe	54	2	—	56
Urban Outfitters Global Total	248	7	(8)	247
Anthropologie Group
United States	200	5	(1)	204
Canada	11	—	—	11
Europe	20	2	—	22
Anthropologie Group Global Total	231	7	(1)	237
Free People Group
United States	134	5	(1)	138
Canada	6	—	—	6
Europe	4	1	—	5
Free People Group Global Total	144	6	(1)	149
Menus & Venues
United States	11	—	—	11
Menus & Venues Total	11	—	—	11
Total Company-Owned Stores	634	20	(10)	644
Franchisee-Owned Stores (1)	7	—	(6)	1
Total URBN	641	20	(16)	645
(1)

Franchisee-owned stores in fiscal 2021 were located in Israel and the United Arab Emirates. The Company had agreed with its Israeli franchise partner to end franchise store operations in Israel. The Company closed four Urban Outfitters franchisee-owned stores, one Anthropologie Group franchisee-owned store and one Free People franchisee-owned store in fiscal 2021. The Company does not plan to close the franchisee-owned store in the United Arab Emirates.

Selling square footage by brand as of January 31, 2021 and January 31, 2020 was as follows:

	January 31,	January 31,
	2021	2020	Change
Selling square footage (in thousands):
Urban Outfitters	2,195	2,218	-1.0%
Anthropologie Group	1,815	1,776	2.2%
Free People Group	331	325	1.8%
Total URBN (1)	4,341	4,319	0.5%
(1)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores (including standalone FP Movement stores) in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2022 are as follows:

	January 31,	Projected	Projected	January 31,
	2021	Openings	Closings	2022
Urban Outfitters	247	17	(10)	254
Anthropologie Group	237	12	(9)	240
Free People Group (1)	149	25	(2)	172
Menus & Venues	11	1	—	12
Total Company-Owned Stores	644	55	(21)	678
Franchisee-Owned Stores	1	3	—	4
Total URBN	645	58	(21)	682
(1)	Includes 16 FP Movement stores.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Net sales from the Wholesale segment accounted for approximately 5.7%, 8.2% and 8.8% of total consolidated net sales for fiscal 2021, 2020 and 2019, respectively.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Net sales from the Subscription segment accounted for less than 1.0% of consolidated net sales for fiscal 2021 and fiscal 2020.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. Other than the impact of the COVID-19 pandemic on our inventory obsolescence reserves in the Retail and Wholesale segments, the allowance for doubtful accounts on our Wholesale segment accounts receivable and the obsolescence reserves on our Subscription segment rental product, we are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates.

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. We have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we will recognize merchandise revenue for the Retail segment for our single performance obligation at the point of sale or at the time of shipment, which is when transfer of control to the customer occurs. A Subscription segment customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. We recognize merchandise revenue for the Subscription segment for our single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card, gift card or alternative payment methods. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments. Payment terms in our Wholesale segment vary by customer with the most common being a net 30-day policy.

Menus & Venues: Revenue from restaurant sales and events is recognized upon completion of the service when we satisfy our single performance obligation. Customer deposits may be received in advance for events, which represents a contract liability until we satisfy our performance obligation.

Subscription Fees: Revenue for the Subscription segment is generated through monthly subscription fees and the purchase of merchandise in a customer’s possession. The monthly subscription rental fee is recognized as revenue on the date the customer is billed. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold. Merchandise sales to Subscription segment customers are discussed above under Merchandise.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2021 and 2020, reserves for estimated sales returns totaled $82.0 million and $51.4 million, representing 4.0% and 2.8% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventory to increase over time as we increase our sales. The majority of inventory at January 31, 2021 and 2020 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2021 and 2020 totaled $389.6 million and $409.5 million, representing 11.0% and 12.4% of total assets, respectively.

Rental Product

The cost of our Subscription segment rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. We make assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Rental product represented less than 1.0% of total assets as of January 31, 2021 and January 31, 2020.

Impairment of Long-lived Assets

We review the carrying values of our definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2021, we recorded impairment charges for 42 retail locations, totaling $15.5 million, with a carrying value after impairment of $101.8 million primarily related to the right-of-use assets. During fiscal 2020, we recorded impairment charges for eight retail locations, totaling $14.6 million, with a carrying value after impairment of $51.9 million primarily related to the right-of-use assets. During fiscal 2019, we recorded impairment charges for four retail locations, totaling $3.5 million.

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

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2021 and January 31, 2020 totaled $66.5 million and $51.1 million, respectively, representing 1.9% and 1.5% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $18.7 million as of January 31, 2021 and $13.5 million as of January 31, 2020. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

A Black-Scholes model was used to determine the fair value of our stock options granted in the fiscal years ended January 31, 2020 and 2019. This model uses assumptions including the risk-free rate of interest, expected volatility of our stock price and expected life of the awards. There were no stock options granted in the fiscal year ended January 31, 2021. The fair value of the performance-based awards granted during fiscal 2021 and fiscal 2020 equaled the stock price on the date of the grant. A Monte Carlo simulation was used to determine the fair value of performance-based awards granted during fiscal 2019. A different methodology was used to value fiscal 2021 and fiscal 2020 grants due to the removal of certain conditions in the grant provisions. We review our assumptions and the valuations provided by independent third-party valuation advisors in order to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

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

We elect to account for forfeitures as they occur rather than estimate the expected forfeitures.

Results of Operations

As a Percentage of Net Sales

As a result of the COVID-19 pandemic, our stores were closed for a portion of the first half of fiscal 2021 (see further details under Impact of the Coronavirus Pandemic above). In addition to lost revenues, we incurred expenses that were not commensurate with the current level of sales. As a result, comparisons of expense ratios and year-over-year trends were impacted in a meaningful way.

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain income statement data and the change in certain income statement data from period to period. This table should be read in conjunction with the discussion that follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment)	74.6	68.5	65.8
Store impairment (1)	0.4	0.4	0.1
Gross profit	25.0	31.1	34.1
Selling, general and administrative expenses	24.9	25.0	24.4
Goodwill impairment (2)	—	0.3	—
Income from operations	0.1	5.8	9.7
Interest income	0.1	0.3	0.2
Interest expense	(0.1)	(0.0)	(0.0)
Other (expense) income	(0.0)	(0.1)	(0.1)
Income before income taxes	0.1	6.0	9.8
Income tax expense	0.1	1.8	2.3
Net income	0.0%	4.2%	7.5%
Period over Period Change:
Net sales	-13.4%	0.8%	9.3%
Gross profit	-30.5%	-7.9%	14.6%
Income from operations	-98.3%	-39.2%	46.7%
Net income	-99.3%	-43.6%	175.3%

(1)

During fiscal 2021, we recorded store impairment charges for 42 retail locations, totaling $15.5 million. During fiscal 2020, we recorded store impairment charges for eight retail locations, totaling $14.6 million. During fiscal 2019, we recorded store impairment charges for four retail locations, totaling $3.5 million.

(2)	During fiscal 2020, we recorded a charge of $13.9 million related to goodwill impairment of the Menus & Venues brand.

Fiscal 2021 Compared to Fiscal 2020

Net sales in fiscal 2021 decreased by 13.4% to $3.45 billion, from $3.98 billion in fiscal 2020. The $534.0 million decrease was attributable to a $420.7 million, or 11.5%, decrease in Retail segment net sales and a $129.6 million, or 39.7%, decrease in Wholesale segment net sales, partially offset by a $16.3 million increase in Subscription segment net sales. Retail segment net sales for fiscal 2021 accounted for 93.6% of total net sales compared to 91.6% of total net sales during fiscal 2020.

The decrease in our Retail segment net sales during fiscal 2021 was due to a decrease of $372.6 million, or 10.6%, in Retail segment comparable net sales and a decrease of $48.1 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 5.7% at the Free People Group and decreased 7.0% at Urban Outfitters and 18.4% at the Anthropologie Group. Retail segment comparable net sales decreased in both North America and Europe. The decrease in Retail segment comparable net sales was driven by negative comparable store net sales due to mandated store closures as a result of the COVID-19 pandemic and lower store productivity for stores since opened, partially offset by double-digit growth in the digital channel. Negative comparable store net sales resulted from a decrease in store traffic, transactions and average unit selling price, while units per transaction and conversion rate increased. The digital channel net sales increase was driven by an increase in conversion rate and sessions, while average order value and units per transaction decreased. The decrease in non-comparable net sales was primarily due to the store closures and lower store productivity as a result of the COVID-19 pandemic at the 46 new Company-owned stores opened and 22 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales during fiscal 2021, as compared to fiscal 2020, was primarily due to a 40.1% decrease in sales for the Free People brand, due to most of the brand’s wholesale partners having a meaningful portion of their businesses closed during the year due to the COVID-19 pandemic and lower customer demand once reopened. The segment decrease was also due to a decrease of $10.1 million in Anthropologie Home sales due to the brand’s exit of the wholesale business in the third quarter of fiscal

2021 and the impact of the COVID-19 pandemic on the brand’s wholesale partners’ operations, partially offset by an increase of $5.3 million in Urban Outfitters wholesale sales.

Gross profit percentage for fiscal 2021 decreased to 25.0% of net sales, from 31.1% of net sales in fiscal 2020. Gross profit decreased to $861.9 million for fiscal 2021 from $1.24 billion in fiscal 2020. The decrease in gross profit percentage was primarily driven by an increase in delivery and logistics expense primarily due to penetration of the digital channel, followed by store occupancy expense rate deleverage. The deleverage in store occupancy expense was due to lower store net sales as a result of mandated store closures as well as lower store traffic once reopened due to the COVID-19 pandemic. Additionally, during fiscal 2021 the Company recorded a $14.6 million year-over-year increase in inventory obsolescence reserves and a $15.5 million store impairment charge, compared to a $14.6 million store impairment charge in fiscal 2020.

Total inventory at January 31, 2021 decreased by $19.9 million, or 4.9%, to $389.6 million from $409.5 million at January 31, 2020. The decrease was driven by a 34% reduction in Wholesale segment inventory. Retail segment inventory was flat, as a 5% decline in comparable Retail segment inventory was offset by an increase in in-transit inventory due to global transportation delays.

Selling, general and administrative expenses decreased by $136.1 million, or 13.7%, to $857.9 million in fiscal 2021 compared to fiscal 2020. Selling, general and administrative expenses as a percentage of net sales decreased in fiscal 2021 to 24.9% of net sales, compared to 25.0% of net sales for fiscal 2020. The leverage was primarily driven by disciplined store payroll management and other expense control measures partially offset by an increase in digital marketing and other expenses in order to support digital channel sales and customer growth. The dollar decrease in selling, general and administrative expenses for fiscal 2021 was primarily due to disciplined store payroll management, overall expense control measures and the benefit of COVID-19 related government relief packages. During fiscal 2020, we recorded a charge of approximately $13.9 million related to goodwill impairment of the Menus & Venues brand.

Income from operations was 0.1% of net sales, or $4.0 million, for fiscal 2021 compared to 5.8% of net sales, or $231.9 million, for fiscal 2020.

Our effective tax rate for fiscal 2021 was 64.8% of income before income taxes compared to 29.9% of income before income taxes in fiscal 2020. The increase in the effective tax rate for fiscal 2021 was primarily due to the ratio of foreign taxable losses to global taxable profits and lower income before income taxes as compared to the prior year comparable period. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

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

The growth in our Retail segment net sales during fiscal 2020 was due to an increase of $41.5 million, or 1.2%, in Retail segment comparable net sales, which includes our digital channel, and an increase of $3.3 million in non-comparable net sales, including new store and franchise net sales partially offset by the negative impact of foreign currency translation. Retail segment comparable net sales increased 6.6% at the Free People Group and 2.2% at the Anthropologie Group and decreased by 1.4% at Urban Outfitters. Retail segment comparable net sales increased in North America but declined in Europe. The increase in Retail segment comparable net sales was driven by continued growth in the digital channel, partially offset by negative comparable store net sales. The digital channel net sales increase was driven by increases in sessions and conversion rate, while average order value and units per transaction decreased. Negative comparable store net sales resulted from a decrease in average unit selling price and transactions, partially offset by an increase in units per transaction. Store traffic for fiscal 2020 decreased. The increase in net sales attributable to non-comparable sales was primarily due to the net impact of opening 44 new stores and restaurants and closing 23 stores and restaurants since the prior comparable period and an increase in franchise net sales due to the opening of two franchisee-owned stores during fiscal 2020 and the impact of full year operations of franchisee-owned stores opened during fiscal 2019, partially offset by the negative impact of foreign currency translation.

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

Selling, general and administrative expenses increased by $28.6 million, or 3.0%, to $994.0 million, in fiscal 2020, from $965.4 million in fiscal 2019. Selling, general and administrative expenses as a percentage of net sales increased in fiscal 2020 to 25.0% of net sales, compared to 24.4% of net sales for fiscal 2019. The dollar growth and deleverage in selling, general and administrative expenses was primarily driven by increased marketing expenses supporting our digital sales growth and new business initiatives.  During fiscal 2020, we recorded a charge of approximately $13.9 million related to goodwill impairment of the Menus & Venues brand.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $694.0 million as of January 31, 2021, as compared to $530.4 million as of January 31, 2020 and $694.8 million as of January 31, 2019. During fiscal 2021, we generated $285.8 million in cash from operations, invested $159.2 million in property and equipment and repurchased $7.0 million in common shares under our share repurchase programs. The shares repurchased during fiscal 2021 were prior to the known spread of the COVID-19 pandemic in the United States, which forced the Company to close its stores for an extended period of time. Additionally, during fiscal 2021, and in response to the COVID-19 pandemic, we had borrowings of $220.0 million under our Amended Credit Facility to further protect our cash reserves and subsequently repaid the entire $220.0 million during fiscal 2021.

Our working capital was $317.2 million at January 31, 2021 compared to $414.6 million at January 31, 2020 and $816.1 million at January 31, 2019. Working capital as of January 31, 2021 and 2020, was negatively impacted by $254.7 million and $221.6 million, respectively, for the current portion of operating lease liabilities due to the February 1, 2019 adoption of an accounting standards update that amended the accounting standards for lease accounting (see Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion). Working capital at January 31, 2021 was also negatively impacted by the extension of supplier payment terms in response to the COVID-19 pandemic and the timing of certain accrued expenses and other current liabilities. Working capital at January 31, 2020 was also negatively impacted by the use of cash and cash equivalents and marketable securities to repurchase our common shares and fund our capital projects.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Additionally, during fiscal 2021, and in response to the COVID-19 pandemic, we had borrowings of $220.0 million under our Amended Credit Facility to further protect our cash reserves and subsequently repaid the entire $220.0 million during fiscal 2021. Our primary uses of cash have been to fund business operations, purchase inventory, expand our home offices and fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Cash provided by operating activities for fiscal 2021 increased by $11.9 million to $285.8 million from $273.9 million in fiscal 2020. Cash provided by operating activities for fiscal 2020 decreased by $172.7 million from $446.6 million in fiscal 2019. For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The increase in cash flows from operations for fiscal 2021 compared to fiscal 2020 was primarily due to an increase in accounts payable and accrued expenses, accrued compensation and other current liabilities due to timing of payments, in addition to decreased inventory levels, partially offset by lower merchandise sales in fiscal 2021 as a result of store closures and lower store productivity caused by the COVID-19 pandemic. Although the Company’s stores were closed for part of fiscal 2021, the Company continued to incur various store operational costs, such as employee costs and costs for a large portion of its regional and store management teams despite store closures and reduced sales during the COVID-19 pandemic. The decrease in cash flows from operations in fiscal 2020 compared to fiscal 2019 was primarily due to lower net income.

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2021 decreased by $84.2 million to $101.9 million from $186.1 million in fiscal 2020. Cash used in investing activities during fiscal 2020 decreased by $58.4 million from $244.5 million in fiscal 2019. Cash used in investing activities in fiscal 2021 and 2020 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. The Company initially liquidated its marketable securities portfolio earlier in fiscal 2021 primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio in the fourth quarter of fiscal 2021. Cash paid for property and equipment for fiscal 2021, 2020 and 2019 was $159.2 million, $217.4 million and $114.9 million, respectively, which was primarily used to expand our fulfillment center network in fiscal 2021 and 2020 and expand our store base in fiscal 2019.

Cash Flows from Financing Activities

Cash used in financing activities during fiscal 2021 decreased by $211.6 million to $10.4 million from $222.0 million in fiscal 2020. Cash used in financing activities during fiscal 2020 increased by $104.0 million from $118.0 million in fiscal 2019. Cash used in financing activities in fiscal 2021, 2020 and 2019 was primarily related to $7.0 million, $217.4 million and $121.4 million, respectively, of repurchases of our common shares under our share repurchase programs. The shares repurchased during fiscal 2021 were prior to the known spread of the COVID-19 pandemic in the United States, which forced the Company to close its stores for an extended period of time.

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

As of January 31, 2021, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed and subsequently repaid $220.0 million during fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. As of January 31, 2021, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreements. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13.7 million. Interest expense for the Amended Credit Facility for the year ended January 31, 2021, was $2.7 million, which was included in “Interest Expense,” in the Consolidated Statements of Income.

Capital and Operating Expenditures

During fiscal 2022, we plan to continue construction on a new omni-channel fulfillment center in Kansas City, Kansas, finalize setup of material handling equipment at our new omni-channel fulfillment center in Europe, open approximately 55 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate and may repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2022, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2022 to be approximately $250 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2022 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the COVID-19 pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 12, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2021:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	More Than One Year
Operating leases (1)	$1,687,112	$329,501	$1,357,611
Purchase commitments (2)	672,133	627,585	44,548
Tax payable (3)	27,009	2,843	24,166
Construction contracts (4)	291,803	120,724	171,079
Total contractual obligations	$2,678,057	$1,080,653	$1,597,404

(1)	Refer to Note 9, “Leases,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)

Represents one-time transition tax payable related to cash taxes payable in future years as a result of the Tax Act. Excluded from the above table are tax contingencies of $25,108 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $25,108 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2021.

(4)	Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2021:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	More Than One Year
Trade letters of credit (1)	$52,579	$52,579	$—
Stand-by letters of credit (2)	13,709	13,709	—
Total commercial commitments	$66,288	$66,288	$—

(1)

Consists primarily of outstanding letter of credit commitments in connection with import inventory purchases. Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)

Consists primarily of stand-by letters of credit for customs, construction, lease guarantees and insurance. Refer to Note 8, “Debt,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2021 and 2020, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2021.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and from our Consolidated Financial Statements and related notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2021.

The effectiveness of internal control over financial reporting as of January 31, 2021 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 34 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2021, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2021, and our report dated April 1, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s February 1, 2019 adoption of Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842).

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	73	Chairman of the Board and Chief Executive Officer
Melanie Marein-Efron	51	Chief Financial Officer
Francis J. Conforti	45	Co-President and Chief Operating Officer, URBN
Sheila B. Harrington	48	Global Chief Executive Officer, Urban Outfitters Group and Free People Group
Azeez Hayne	44	Chief Administrative Officer and General Counsel, URBN
Margaret A. Hayne	62	Co-President and Chief Creative Officer, URBN; Director
Edward N. Antoian (1)	65	Director
Sukhinder Singh Cassidy (3)	51	Director
Harry S. Cherken, Jr. (3)	71	Director
Elizabeth A. Lambert (2)(3)	57	Director
Amin N. Maredia (4)	48	Director
Wesley McDonald (1)(2)	58	Director
Todd R. Morgenfeld (1)(2)	48	Director
John C. Mulliken (5)	48	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation and Leadership Development Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Compensation and Leadership Development Committee effective as of March 9, 2021.
(5)	Member of the Nominating and Governance Committee effective as of March 9, 2021.

Mr. R. Hayne co-founded Urban Outfitters in 1970. He has been Chairman of the Board of Directors since the Company’s incorporation in 1976 and, until February 2016, also served as the Company’s President. Mr. R. Hayne served as the Company’s principal executive officer until 2007 and again beginning in January 2012. Margaret A. Hayne, Chief Executive Officer of Free People and Chief Creative Officer of the Company, is Mr. R. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer and General Counsel of the Company, is Mr. R. Hayne’s nephew. Mr. R. Hayne’s long tenure leading the Company as Chairman of the Board of Directors, his tenure as principal executive officer and his exceptional leadership skills make him uniquely qualified to serve as a director.

Ms. Marein-Efron joined the Company in January 2013 as Director of Financial, Planning & Analysis, was subsequently promoted to Executive Director Finance & Corporate Development, and in November 2020 was promoted to Chief Financial Officer. Prior to joining the Company, Ms. Marein-Efron worked at Campbell Soup Company, Godiva Chocolate and General Motors in various senior finance roles. She began her career at Arthur Andersen in 1991 in the financial advisory consulting practice. Ms. Marein-Efron holds a B.S. in Economics and M.B.A in Finance from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Mr. Conforti joined the Company in March 2007 as Director of Finance and SEC Reporting. After being promoted to Controller and then to Chief Accounting Officer, he was appointed Chief Financial Officer in April 2012, and Co-President and Chief Operating Officer in October 2020. Prior to joining the Company, Mr. Conforti, a Certified Public Accountant, worked for AlliedBarton Security Services, LLC for five years, serving as Controller for three years. Mr. Conforti began his career at KPMG in 1998 where he held various audit roles.

Ms. Harrington has served as Chief Executive Officer of the Urban Outfitters Group since January 2021 and as Chief Executive Officer of the Free People Group since October 2020. Prior to that, Ms. Harrington served as President of the Free People Group beginning in August 2016 and Chief Merchandising Officer of the Free People Group from February 2016 to August 2016 and Merchandise and Display Director of the Free People Group from March 2010 to February 2016. Ms. Harrington joined the Free People brand in 2002 to help launch the first store. She was responsible for the merchant product development for the brand across all three channels; stores, digital and wholesale. Ms. Harrington has been instrumental in the launch and development of new businesses such as Intimates, Shoes, Movement, Endless Summer and We the Free, in addition to expansion of the core offering. Over the years she has expanded the buying and planning teams and developed the visual merchandising team. Prior to joining Free People, Ms. Harrington spent time within the merchant organizations of Bloomingdales and The Gap. Ms. Harrington has a BS in Psychology from Queen’s University.

Mr. A. Hayne joined the Company in February 2015 as Associate General Counsel and was appointed General Counsel and Corporate Secretary in June 2015, and Chief Administrative Officer in October 2020. Before joining the Company, Mr. A. Hayne worked for Morgan Lewis & Bockius LLP, serving as a partner in their Labor & Employment Practice Group from October 2010 through January 2015. After graduating from the University of Virginia School of Law in 2001, Mr. A. Hayne began his legal career in Pepper Hamilton LLP’s Commercial Litigation department before moving to Morgan Lewis & Bockius LLP in July 2003. Richard A.

Hayne, the Company’s current Chairman and Chief Executive Officer, is Mr. A. Hayne’s uncle, and Margaret A. Hayne, the Company’s current Co-President and Chief Creative Officer, is Mr. A. Hayne’s aunt.

Ms. Hayne joined the Company in August 1982. She is an over 35-year veteran of the retail and wholesale industry. She has served as Co-President of the Company since October 2020 and as Chief Creative Officer of the Company. since November 2013. Ms. Hayne previously served as Chief Executive Officer of Free People from August 2015 until October 2020 and President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer and General Counsel of the Company, is Ms. Hayne’s nephew. As an employee of the Company for over 35 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

Mr. Antoian is a partner of and Founder of Zeke Capital Advisors, a financial advisory firm. From 1997 until March 2019, Mr. Antoian was a partner and Senior Portfolio Manager at Chartwell Investment Partners. Prior to that, Mr. Antoian worked at Delaware Management Co. as a Senior Portfolio Manager and at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CFA, CPA, financial advisor and portfolio manager. Mr. Antoian also serves as a director of three not-for-profit entities. As an independent director, Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

Ms. Singh Cassidy is chairman of theBoardlist, a premium talent marketplace she founded in 2015 that is aimed at connecting highly endorsed women leaders with board opportunities in the technology industry. Ms. Singh Cassidy is also a founding venture partner of the Diversify Capital Fund, a growth stage investment fund from Acrew Capital, since January 2021. From May 2018 to June 2020, she was President of StubHub, a ticket exchange and resale company, where she helped lead the company’s $4.05 billion sale to Viagogo in February 2020. Ms. Singh Cassidy served as chief executive officer of Joyus, a video commerce platform she founded from January 2011 until February 2017. She has previously held various executive and managerial positions at companies including Google, Amazon, Polyvore, Inc., Accel Partners, Yodlee.com, News Corporation, and Merrill Lynch & Co., Inc. Ms. Singh Cassidy currently serves on the board of Upstart, Inc., a technology company in financial services, which she joined in February 2020, and has served on the boards of Trip Advisor, Inc., LM Ericsson Telephone Company, J. Crew Group, Inc., J. Hilburn, Inc., StitchFix, Inc., and Polyvore, Inc. As a consumer Internet and media executive, Ms. Singh Cassidy’s in-depth knowledge of the online media and advertising sectors, as well as her extensive executive, strategic and operational experience, bring a plethora of talent and expertise to the Board of Directors.

Mr. Cherken is Senior Counsel at the law firm of Faegre Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania. He was previously a partner of that firm from November 1984 to January 2020, is a former managing partner of that firm, and also served as either Chair or Co-Chair of its Real Estate Group for 18 years. As a real estate lawyer for over 40 years representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. He also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities and academic institutions. In early 2021, Mr. Cherken was appointed Honorary Consul for Philadelphia of the Republic of Armenia.

Ms. Lambert is a partner of Lambert McGuire Design, an architecture and interior design studio based in Austin, Texas, which she founded in 2019, that works on various restaurant, hotel and retail projects. Ms. Lambert is also the owner of El Cosmico, an 18-acre vintage trailer, tepee, tent hotel and event space in Marfa, Texas, that she founded in 2009. Previously, Ms. Lambert founded and served as partner of Bunkhouse Group, an Austin hospitality management company from 2006 to 2019. Prior to her experience as a hotelier, Ms. Lambert worked as a prosecutor in the New York County District Attorney’s office and the Austin, Texas Attorney General’s office. Currently, Ms. Lambert also serves on the Board of Directors of the National Council on Crime & Delinquency. Ms. Lambert’s experience growing a design-centric and customer-focused hospitality company from the ground up gives her a unique perspective and set of skills to contribute to the Board of Directors.

Mr. Maredia is a Co-founder of, and Managing Partner at Meaningful Partners, a consumer-focused fund that invests in purpose, mission and consumer relevant businesses in the consumer sector. Prior to co-founding Meaningful Partners in 2018, Mr. Maredia served as the Chief Executive Officer of Sprouts Farmers Market, Inc (“Sprouts”), the second largest healthy grocer in the United States, beginning in 2015 and also served on the board of directors of Sprouts. Mr. Maredia also served as Chief Financial Officer of Sprouts from 2011 to 2015. Before Sprouts, Mr. Maredia served in key global strategic roles at Burger King Corporation including leading strategy, global business development and finance. Mr. Maredia has also been deeply involved in local and global community work for over two decades around health, education and economic development with various domestic and global organizations including the Aga Khan Development Network, the Sprouts Healthy Communities Foundation, Teach for America and Pratham USA. Mr. Maredia attended the Harvard Business School management program and has an undergraduate degree in Accounting from the University of Houston. Mr. Maredia’s in-depth experience in the consumer sector, including high growth omni-channel businesses, as well as his public company experience as Chief Executive Officer, Chief Financial Officer and board member brings valuable expertise to serve as a director. Mr. Maredia was initially identified by Diversified Search, an outside search firm.

Mr. McDonald has been retired since 2017. Previously, he held the principal officer position of Chief Financial Officer of Kohl’s Corporation from 2015 to 2017, and prior thereto, he served as Senior Executive Vice President and Chief Financial Officer of Kohl’s

beginning in 2010. Mr. McDonald began his tenure at Kohl’s in 2003 as its Executive Vice President and Chief Financial Officer. Before joining Kohl’s, Mr. McDonald served as Chief Financial Officer and Vice President of Abercrombie & Fitch Co. Earlier in his career, he held several positions of increasing responsibility at Target Corporation. Mr. McDonald currently serves on the Board of Directors of Wingstop Inc., which operates and franchises over 1,500 restaurants worldwide. Mr. McDonald’s experience as a chief financial officer and in other senior executive leadership roles working with publicly traded consumer products companies provides him with a distinctive set of qualifications and skills to serve as a director.

Mr. Morgenfeld is the Chief Financial Officer of Pinterest, Inc., a position he has held since 2016. Before joining Pinterest, Mr. Morgenfeld served as Vice President of Finance at Twitter from 2015 to 2016 and Treasurer and Senior Vice President of Corporate Development and Corporate Financial Analytics for Hewlett-Packard Company from 2013 to 2015. Prior to his role at Hewlett-Packard, Mr. Morgenfeld was as an investment partner at Silver Lake Partners from 2004 to 2013. Mr. Morgenfeld graduated first in his class from the United States Military Academy and also holds an MBA degree from Stanford University. Mr. Morgenfeld has served as a director of a not-for-profit entity and as chairman of the board and member of the audit committee of a public company. His significant finance and consumer internet experience provides valuable expertise to the Board of Directors.

Mr. Mulliken currently serves as a Senior Advisor with The Boston Consulting Group (“BCG”), a global management consulting firm where Mr. Mulliken previously served as a management consultant on topics of retail, consumer goods and technology, and a frequent advisor to high growth technology companies. Prior to re-joining BCG in 2020, Mr. Mulliken served on the executive team at Wayfair Inc. for a decade, serving as Chief Technology Officer and Senior Vice President of Strategic Initiatives. Mr. Mulliken founded and led several lifestyle brands including Joss & Main and Birch Lane. He also led the acquisition and integration of DwellStudio as well as the ground-up creation of a proprietary ad tech business and tech stack. Mr. Mulliken previously served as the Chief Integrated Product Officer at IndigoAg, an agricultural technology company. Mr. Mulliken also serves on the board at Bombas, a direct-to-consumer apparel company. Mr. Mulliken has a 25-year track record of leading innovation and growth as a technology executive and management consultant. Mr. Mulliken earned his undergraduate degree in Mathematics from Reed College and his MBA in Corporate Finance from London Business School. Mr. Mulliken’s decades of experience in ecommerce and multichannel retail as Chief Technology Officer and member of the executive team of a publicly traded company, as well as a strategy consultant and independent director, provides him valuable perspective as a director. Mr. Mulliken was initially identified by Diversified Search, an outside search firm.

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

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

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

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 is incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (file no. 000-22754) filed on March 31, 2020.

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

10.25

Limited Waiver, dated as of August 12, 2020, by and among Urban Outfitters, Inc., the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, under that certain Amended and Restated Credit Agreement dated as of June 29, 2018, among the Company, the Subsidiary Borrowers, the other Loan Parties party thereto, the Lenders party thereto and the Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2020.

10.26+*	Separation Agreement, dated October 12, 2020, between Urban Outfitters, Inc. and Calvin B. Hollinger.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Compensatory plan
P	Paper filing

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2021	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 1, 2021

/ S / MELANIE MAREIN-EFRON Melanie Marein-Efron (Principal Financial and Accounting Officer)	Chief Financial Officer	April 1, 2021

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2021
/ S / SUKHINDER SINGH CASSIDY Sukhinder Singh Cassidy	Director	April 1, 2021

/ S / HARRY S. CHERKEN, JR. Harry S. Cherken Jr.	Director	April 1, 2021

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2021

/ S / ELIZABETH A. LAMBERT Elizabeth A. Lambert	Director	April 1, 2021

/ S / AMIN N. MAREDIA Amin N. Maredia	Director	April 1, 2021

/ S / WESLEY MCDONALD Wesley McDonald	Director	April 1, 2021

/ S / TODD R. MORGENFELD Todd R. Morgenfeld	Director	April 1, 2021

/ S / JOHN C. MULLIKEN John C. Mulliken	Director	April 1, 2021

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in lnternal Control - lntegrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retail Location Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates retail location assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location assets may not be recoverable. Events that result in an impairment review include plans to close a retail location, a significant decrease in the operating results of the retail location or significant adverse changes in the business climate. When such events or changes in circumstances occur, the Company evaluates its retail location assets for impairment by comparing the undiscounted future cash flows expected to be generated by the location to the location assets’ carrying amount. If the carrying amount of the location assets exceed the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the assets. An impairment charge is recorded if the fair value of the retail location assets is less than the carrying amount.

The Company makes significant assumptions to evaluate retail location assets for possible indications of impairment. When an indication of impairment is identified, management makes significant assumptions to estimate cash flows from forecasts of sales and gross profit for retail locations and, when the carrying amount of the location assets exceed those cash flows, to determine the fair value of the Company’s operating lease right-of-use assets. For the year ended January 31, 2021, the Company recorded an impairment charge of $15.5 million for retail location assets.

Given the Company’s evaluation of retail location asset impairment requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of retail location assets may not be recoverable, and, when applicable, developed reasonable forecasts of sales and gross profit and fair value estimates for operating lease right-of-use assets, including the methodology applied and the measurement inputs of market rent, required a high degree of auditor judgment and an increased extent of effort, including the assistance of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of retail location assets may not be recoverable, and, when applicable, developed reasonable forecasts of sales and gross profit and determined fair value estimates for operating lease right-of-use assets, included the following, among others:

•

We tested the effectiveness of the controls over management’s identification of events or changes in circumstances that indicate that the carrying amounts of retail location assets may not be recoverable, the review of forecasts of sales and gross profit and the review of the methodology and the measurement inputs of market rent, underlying the fair value estimates for operating lease right-of-use assets.

•	We evaluated management’s impairment analysis by:

-	Testing retail location assets for possible indications of impairment, including searching for locations with a current period loss and a history of losses.

-	Evaluating the events or changes in circumstances identified by management for consistency with evidence obtained in other areas of the audit.

•	We evaluated management’s ability to accurately estimate cash flow from forecasts of sales and gross profit for retail locations and the reasonableness of the forecasts by comparing them to:

-	Historical sales and gross profit.

-	Internal communications to management and the board of directors.

-	External communications made by management to analysts and investors.

-	External information regarding retail industry growth and trends.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology applied and fair value determined for the lease right-of-use assets by:

-	Testing the methodology applied and measurement inputs of market rent, underlying the determination of the fair value and the mathematical accuracy of the calculation.

-	Developing a range of independent estimates and comparing those to the fair value determined by management.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2021

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$395,635	$221,839
Marketable securities	174,695	211,453
Accounts receivable, net of allowance for doubtful accounts of $4,028 and $880, respectively	89,952	88,288
Inventory	389,618	409,534
Prepaid expenses and other current assets	173,432	122,282
Total current assets	1,223,332	1,053,396
Property and equipment, net	967,422	890,032
Operating lease right-of-use assets	1,114,762	1,170,531
Marketable securities	123,662	97,096
Deferred income taxes and other assets	117,167	104,578
Total Assets	$3,546,345	$3,315,633
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,386	$167,871
Current portion of operating lease liabilities	254,703	221,593
Accrued compensation and benefits	54,796	44,041
Accrued expenses and other current liabilities	359,247	205,265
Total current liabilities	906,132	638,770
Non-current portion of operating lease liabilities	1,074,009	1,137,495
Long-term debt	—	—
Deferred rent and other liabilities	88,846	84,013
Total Liabilities	2,068,987	1,860,278
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,815,985 and 97,976,815 shares issued and outstanding, respectively	10	10
Additional paid-in-capital	19,360	9,477
Retained earnings	1,475,108	1,473,872
Accumulated other comprehensive loss	(17,120)	(28,004)
Total Shareholders’ Equity	1,477,358	1,455,355
Total Liabilities and Shareholders’ Equity	$3,546,345	$3,315,633

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2021	2020	2019
Net sales	$3,449,749	$3,983,789	$3,950,623
Cost of sales (excluding store impairment)	2,572,347	2,729,352	2,600,367
Store impairment	15,496	14,611	3,544
Gross profit	861,906	1,239,826	1,346,712
Selling, general and administrative expenses	857,934	993,990	965,399
Goodwill impairment	—	13,911	—
Income from operations	3,972	231,925	381,313
Interest income	3,119	10,638	9,530
Interest expense	(3,405)	(1,202)	(1,751)
Other (expense) income	(173)	(1,641)	(3,539)
Income before income taxes	3,513	239,720	385,553
Income tax expense	2,277	71,624	87,550
Net income	$1,236	$168,096	$298,003
Net income per common share:
Basic	$0.01	$1.68	$2.75
Diluted	$0.01	$1.67	$2.72
Weighted-average common shares outstanding:
Basic	97,817,651	99,833,011	108,303,594
Diluted	98,522,776	100,588,677	109,706,007

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019
Net income	$1,236	$168,096	$298,003
Other comprehensive income (loss):
Foreign currency translation	11,378	(1,403)	(16,585)
Change in unrealized (losses) gains on marketable securities, net of tax	(494)	502	133
Total other comprehensive income (loss)	10,884	(901)	(16,452)
Comprehensive income	$12,120	$167,195	$281,551

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2018	108,248,568	$11	$684	$1,310,859	$(10,651)	$1,300,903
Comprehensive income	—	—	—	298,003	(16,452)	281,551
Share-based compensation	—	—	18,104	—	—	18,104
Share-based awards	1,147,896	—	13,618	—	—	13,618
Cumulative effect of change in accounting pronouncement	—	—	—	6,564	—	6,564
Share repurchases	(3,754,181)	—	(32,406)	(99,236)	—	(131,642)
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	168,096	(901)	167,195
Share-based compensation	—	—	21,109	—	—	21,109
Share-based awards	588,158	—	974	—	—	974
Share repurchases	(8,253,626)	(1)	(12,606)	(210,414)	—	(223,021)
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive income	—	—	—	1,236	10,884	12,120
Share-based compensation	—	—	20,300	—	—	20,300
Share-based awards	482,508	—	495	—	—	495
Share repurchases	(643,338)	—	(10,912)	—	—	(10,912)
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,236	$168,096	$298,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,771	112,256	117,986
Non-cash lease expense	197,088	190,652	—
(Benefit) provision for deferred income taxes	(14,270)	1,451	(11,414)
Share-based compensation expense	20,300	21,109	18,104
Goodwill impairment	—	13,911	—
Store impairment	15,496	14,611	3,544
Loss on disposition of property and equipment, net	779	1,643	3,492
Changes in assets and liabilities:
Receivables	(1,223)	(7,825)	(4,012)
Inventory	22,381	(39,101)	(21,696)
Prepaid expenses and other assets	(25,239)	(16,308)	8,605
Payables, accrued expenses and other liabilities	152,905	22,661	34,012
Operating lease liabilities	(187,410)	(209,263)	—
Net cash provided by operating activities	285,814	273,893	446,624
Cash flows from investing activities:
Cash paid for property and equipment	(159,242)	(217,433)	(114,924)
Cash paid for marketable securities	(338,918)	(397,220)	(396,646)
Sales and maturities of marketable securities	396,260	428,508	267,072
Net cash used in investing activities	(101,900)	(186,145)	(244,498)
Cash flows from financing activities:
Borrowing under debt	220,000	—	—
Repayments of debt	(220,000)	—	—
Proceeds from the exercise of share-based awards	495	974	13,618
Share repurchases related to share repurchase program	(7,036)	(217,421)	(121,397)
Share repurchases related to taxes for share-based awards	(3,876)	(5,600)	(10,245)
Net cash used in financing activities	(10,417)	(222,047)	(118,024)
Effect of exchange rate changes on cash and cash equivalents	299	(2,122)	(8,062)
Increase (decrease) in cash and cash equivalents	173,796	(136,421)	76,040
Cash and cash equivalents at beginning of period	221,839	358,260	282,220
Cash and cash equivalents at end of period	$395,635	$221,839	$358,260
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$25,572	$74,429	$102,211
Non-cash investing activities—Accrued capital expenditures	$36,926	$10,497	$7,193

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail, wholesale and subscription business selling to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2021 and 2020, the Company operated 644 and 634 stores, respectively. Stores located in the United States totaled 527 as of January 31, 2021 and 522 as of January 31, 2020. Operations in Europe and Canada included 83 stores and 34 stores as of January 31, 2021, respectively, and 78 stores and 34 stores as of January 31, 2020, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to department and specialty stores worldwide, digital businesses and to the Company’s Retail segment. The Company’s Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Impact of the Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, causing public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. On March 14, 2020, the Company announced that it temporarily closed all stores globally; however, the Company continued to fulfill digital orders from its stores where permitted by local authorities. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but have done so with additional safety procedures and enhanced cleaning to protect the health of employees. The Company closed its offices and showrooms globally with the exception of location dependent employees. All other corporate and showroom employees are working remotely. The COVID-19 pandemic continues to materially impact the Company’s operations in the United States and globally, and related government and private sector responsive actions have and will continue to affect its business operations. Because it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, current financial information may not be necessarily indicative of future operating results and the Company’s plans as described below may change.

In response to the COVID-19 pandemic, the Company has taken many additional measures to protect its financial position and increase financial flexibility during this challenging time period. Those included:

•	Furloughing a substantial number of store, wholesale and home office associates through July 31, 2020, with some furloughs resulting in layoffs as of the same date,
•	Limiting all new hiring commensurate with the operational needs of the Company,
•	Temporarily suspending and since reinstating at a reduced value, all performance bonuses for fiscal 2021 and delaying merit increases for five months until September 2020,
•

Borrowing $220,000 under its Amended Credit Facility (as defined herein) to further protect its cash reserves, and subsequently repaying $100,000 on June 17, 2020 and $120,000 on September 16, 2020 (see Note 8, “Debt”),

•	Reducing fiscal 2021 capital budget by over $100,000 from approximately $260,000 to approximately $160,000 by delaying or cancelling projects,
•	Adjusting inventory levels by cancelling or delaying many orders, asking for price concessions on those remaining and maintaining tighter management of inventory overall as stores reopened,
•	Reducing all discretionary expenses, including creative and travel, among others,
•	Extending payment terms for both merchandise and non-merchandise vendor invoices by 30 days,
•	Reducing certain occupancy and occupancy related expenses,
•	Reducing investments in two Company growth initiatives: Nuuly and expansion into China,
•	Temporarily reducing senior leadership compensation through September 2020,
•	Temporarily suspending Board of Directors’ cash compensation, which has since been reinstated, and
•	Temporarily suspended share repurchases during fiscal 2021 (see Note 12, “Shareholders’ Equity”).

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves and non-cash charges. The Company assessed the value of its inventory in the Retail and Wholesale segments and recorded an increase in inventory obsolescence reserves during the first quarter of fiscal 2021, and as a result of disciplined inventory control and better than planned product performance, during the remainder of fiscal 2021, the Company decreased a portion of its inventory obsolescence reserves. During the first quarter of fiscal 2021, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment, and during the remainder of fiscal 2021, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Finally, during fiscal 2021, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures as a result of the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

COVID-19 pandemic and lower store productivity once opened. These assets were written down to their fair value resulting in impairment charges of $15,496 across 42 retail locations.

As a result of the global COVID-19 pandemic, governments in the United States, United Kingdom (“U.K.”), Canada and various other jurisdictions implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs, which partially offset related expenses. The Company continued to pay all employees through at least April 1, 2020. On March 31, 2020, the Company announced it furloughed a substantial number of store, wholesale and home office employees beginning April 1, 2020. The furlough period continued through July 31, 2020, with some furloughs resulting in layoffs as of the same date. Furloughed employees continued to receive enrolled benefits during the furlough period. The Company recorded the cumulative benefit of the programs implemented by the United States and Canada in selling, general and administrative expenses during fiscal 2021. Benefits related to the programs implemented by the U.K. and other European countries were recorded as an offset to store occupancy expenses in cost of sales during fiscal 2021.

Beginning April 25, 2020, the Company started to reopen stores in select states and countries in accordance with local government guidelines. As of July 31, 2020, substantially all of the Company’s stores had reopened. However, during the fourth quarter of fiscal 2021 and into the first quarter of fiscal 2022, our store operations have been impacted by temporary store closures, primarily in Europe, and reduced customer traffic in reopened store locations globally due in part to local government guidelines that have imposed certain operating restrictions, including capacity limits. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on our business.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2021 ended on January 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2021 and 2020, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2021 and January 31, 2020 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive income (loss)” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. During the first quarter of fiscal 2021, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment due to the COVID-19 pandemic, and during the remainder of fiscal 2021, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2021, 2020 and 2019 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2021	$880	9,534	(6,386)	$4,028
Year ended January 31, 2020	$1,499	1,684	(2,303)	$880
Year ended January 31, 2019	$1,326	3,919	(3,746)	$1,499

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The Company assessed the value of its inventory in the Retail and Wholesale segments due to the impacts of the COVID-19 pandemic and recorded an increase in inventory obsolescence reserves during the first quarter of fiscal 2021, and as a result of disciplined inventory control and better than planned product performance, during the remainder of fiscal 2021, the Company decreased a portion of its inventory obsolescence reserves. The majority of inventory at January 31, 2021 and 2020 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Rental Product

The cost of Subscription segment rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. The Company makes assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Amortization expense was $6,609 and $3,051 for fiscal 2021 and 2020, respectively.

Impairment of Long-lived Assets

The Company reviews the carrying values of its definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2021, the Company recorded impairment charges for 42 retail locations, totaling $15,496, with a carrying value after impairment of $101,836 primarily related to the right-of-use assets. The impairment charges in fiscal 2021 were primarily due to the impact of the mandated store closures as a result of the COVID-19 pandemic and lower store productivity once opened. During fiscal 2020, the Company recorded impairment charges for eight retail locations, totaling $14,611, with a carrying value after impairment of $51,900 primarily related to the right-of-use assets. During fiscal 2019, the Company recorded impairment charges for four retail locations, totaling $3,544. During the Company’s assessment of current and future performance, it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets.

Leases

On February 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) accounting standards update that amended the existing accounting standards for lease accounting. This update requires lessees to recognize a right-of-use asset and lease liability for both operating and finance leases. The Company adopted the new guidance using a modified retrospective approach at the beginning of the period of adoption.

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

During fiscal 2021, the Company received rent concessions for a number of our stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company during fiscal 2021, as either negative variable rent or lease modifications have not had a material impact on the Company’s Financial Statements.

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize merchandise revenue for the Retail segment for its single performance obligation at the point of sale or at the time of shipment, which is when transfer of control to the customer occurs. A Subscription segment customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. The Company recognize merchandise revenue for the Subscription segment for its single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card, gift card or alternative payment methods. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer with the most common being a net 30-day policy.

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

Subscription Fees: Revenue for the Subscription segment is generated through monthly subscription fees and the purchase of merchandise in a customer’s possession. The monthly subscription rental fee is recognized as revenue on the date the customer is billed. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold. Merchandise sales to Subscription segment customers are discussed above under Merchandise.

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2021, 2020 and 2019, the sales return reserve was $82,004, $51,360 and $51,990, respectively.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $408 and $1,381 as of January 31, 2021, and 2020, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $184,465, $161,879 and $143,332 for fiscal 2021, 2020 and 2019, respectively. In addition, the Company incurred web creative expenses of $44,562, $45,849 and $41,334 for fiscal 2021, 2020 and 2019, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2021, 2020 and 2019, capitalized costs related to internally generated internal-use software were not material.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $16,950 and $28,328 as of January 31, 2021 and January 31, 2020, respectively, and unrealized (losses) gains, net of tax, on marketable securities of ($170) and $324 as of January 31, 2021 and January 31, 2020, respectively. The tax effect of the unrealized (losses) gains on marketable securities recorded in comprehensive loss was ($236), $202 and $105 during fiscal 2021, 2020 and 2019, respectively. Gross realized gains and losses are included in “Interest income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2021, 2020 and 2019 were not material.

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

Reclassification

Prior period amounts for the non-operating income and expense lines have been reclassified to conform to the current year presentation in the Consolidated Statements of Income.

Recent Accounting Pronouncements

The Company has considered all new accounting standards updates issued by the FASB and has concluded that there are no recent accounting standard updates that will have a material impact on its consolidated financial statements and related disclosures.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to Wholesale segment customers and franchisees. For the year ended January 31, 2021, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $88,288 and $89,952, respectively. For the year ended January 31, 2020, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $80,461 and $88,288, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Consolidated Balance Sheets. During the first quarter of fiscal 2021, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment due to the COVID-19 pandemic, and during the remainder of fiscal 2021, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2021, the opening and closing balance of contract liabilities was $52,926 and $61,986, respectively. For the year ended January 31, 2020, the opening and closing balance of contract liabilities was $49,747 and $52,926, respectively. Contract liabilities are included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. During the year ended January 31, 2021, the Company recognized $27,721 of revenue that was included in the contract liability balance at the beginning of the period. During the year ended January 31, 2020, the Company recognized $31,380 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 17, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2021 and 2020 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2021
Short-term Investments:
Municipal and pre-refunded municipal bonds	$127,097	$11	$(53)	$127,055
Corporate bonds	38,695	1	(48)	38,648
Commercial paper	8,992	—	—	8,992
	174,784	12	(101)	174,695
Long-term Investments:
Municipal and pre-refunded municipal bonds	53,134	17	(46)	53,105
Corporate bonds	59,890	3	(129)	59,764
Mutual funds, held in rabbi trust	10,827	20	(54)	10,793
	123,851	40	(229)	123,662
	$298,635	$52	$(330)	$298,357

As of January 31, 2020
Short-term Investments:
Municipal and pre-refunded municipal bonds	$38,617	$20	$(11)	$38,626
Corporate bonds	166,790	318	(26)	167,082
Commercial paper	1,997	—	—	1,997
Federal government agencies	1,152	3	—	1,155
Certificate of deposit	2,593	—	—	2,593
	211,149	341	(37)	211,453
Long-term Investments:
Municipal and pre-refunded municipal bonds	30,340	35	(17)	30,358
Corporate bonds	47,352	205	(40)	47,517
Mutual funds, held in rabbi trust	8,448	36	(55)	8,429
Federal government agencies	6,926	1	(2)	6,925
Certificates of deposit	3,867	—	—	3,867
	96,933	277	(114)	97,096
	$308,082	$618	$(151)	$308,549

Proceeds from the sales and maturities of available-for-sale securities were $396,260, $428,508 and $267,072 in fiscal 2021, 2020 and 2019, respectively. The Company initially liquidated its marketable securities portfolio earlier in fiscal 2021 primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio in the fourth quarter of fiscal 2021. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized loss of $419 during fiscal 2021, a net realized gain of $39 during fiscal 2020 and a net realized loss of $22 during 2019. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $1,574, $706 and $1,695 for fiscal 2021, 2020 and 2019, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2021 and 2020, respectively.

	January 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal and pre-refunded municipal bonds	$90,308	$(99)	$—	$—	$90,308	$(99)
Corporate bonds	91,432	(177)	—	—	91,432	(177)
Mutual funds, held in rabbi trust	10,793	(54)	—	—	10,793	(54)
Total	$192,533	$(330)	$—	$—	$192,533	$(330)

	January 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal and pre-refunded municipal bonds	$24,975	$(28)	$—	$—	$24,975	$(28)
Corporate bonds	60,067	(66)	—	—	60,067	(66)
Mutual funds, held in rabbi trust	5,395	(55)	—	—	5,395	(55)
Federal government agencies	3,009	(2)	—	—	3,009	(2)
Total	$93,446	$(151)	$—	$—	$93,446	$(151)

As of January 31, 2021 and 2020, there were a total of 184 and 83 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$180,160	$—	$180,160
Corporate bonds	—	98,412	—	98,412
Mutual funds, held in rabbi trust	10,793	—	—	10,793
Commercial paper	—	8,992	—	8,992
	$10,793	$287,564	$—	$298,357

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Marketable Securities Fair Value as of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$68,984	$—	$68,984
Corporate bonds	214,599	—	—	214,599
Mutual funds, held in rabbi trust	8,429	—	—	8,429
Commercial paper	—	1,997	—	1,997
Federal government agencies	8,080	—	—	8,080
Certificates of deposit	—	6,460	—	6,460
	$231,108	$77,441	$—	$308,549

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2021 and January 31, 2020.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2021 and 2020, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment, right-of-use assets and goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2021, 2020 and 2019, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. The impairment charges in fiscal 2021 were primarily due to the impact of the mandated store closures as a result of the COVID-19 pandemic and lower store productivity once opened. These assets were written down to a fair value resulting in impairment charges of $15,496, $14,611 and $3,544 in fiscal 2021, 2020 and 2019, respectively. During fiscal 2020, the Company evaluated the fair value of the Menus & Venues brand as compared to the carrying value and determined that the goodwill assigned to the reporting unit is impaired in full, resulting in a goodwill impairment charge of $13,911.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2021	2020
Land	$56,400	$38,279
Buildings	413,001	411,084
Furniture and fixtures	416,204	440,922
Leasehold improvements	860,963	923,711
Other operating equipment	369,001	349,416
Construction-in-progress	195,661	77,497
	2,311,230	2,240,909
Accumulated depreciation	(1,343,808)	(1,350,877)
Total	$967,422	$890,032

Depreciation expense for property and equipment in fiscal 2021, 2020 and 2019 was $102,197, $111,550 and $116,291, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2021	2020
Sales return reserves	$82,004	$51,360
Gift cards and merchandise credits	48,171	44,906
Accrued sales and VAT taxes	19,104	16,820
Accrued rents, estimated property taxes and other property expenses	26,740	17,634
Federal, state and foreign income taxes	3,313	8,133
Accrued construction	38,569	10,556
Accrued investments in transit	52,800	6,342
Other current liabilities	88,546	49,514
Total	$359,247	$205,265

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

As of January 31, 2021, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed and subsequently repaid $220,000 during fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. As of January 31, 2021, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,709. Interest expense for the Amended Credit Facility for the year ended January 31, 2021, was $2,720, which was included in “Interest Expense,” in the Consolidated Statements of Income.

9. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $275,493 and $272,430 during fiscal 2021 and 2020, respectively. Total variable lease costs were $89,833 and $126,492 during fiscal 2021 and 2020, respectively. Short-term lease costs and sublease income were not material during fiscal 2021 and 2020.

Other information related to leases was as follows:

Other information	Fiscal Year Ended January 31,
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows from operating leases	$247,539	$295,658
Right-of-use assets obtained in exchange for new operating lease liabilities	$149,586	$106,131
Weighted-average remaining lease term - operating leases	7.0 years	7.4 years
Weighted-average discount rate - operating leases	6.1%	6.3%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of January 31, 2021:

Fiscal Year	Operating Leases
2022	$329,501
2023	265,666
2024	235,321
2025	198,388
2026	166,110
Thereafter	492,126
Total undiscounted future minimum lease payments	1,687,112
Less imputed interest	(358,400)
Total discounted future minimum lease payments	$1,328,712

As of January 31, 2021, the Company had commitments of approximately $12,337 not included in the amounts above related to nine executed but not yet commenced store leases.

 Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, there are 47 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 47 locations was approximately $3,143 for fiscal 2021.

In response to the COVID-19 pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amount withheld at January 31, 2021 was included in “Current portion of operating lease liabilities” in the Consolidated Balance Sheets.

During fiscal 2021, the Company received rent concessions for a number of our stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

modification. Rent concessions recorded by the Company during fiscal 2021, as either negative variable rent or lease modifications have not had a material impact on the Company’s Consolidated Financial Statements.

10. Income Taxes

The components of income (loss) before income taxes are as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Domestic	$13,103	$233,742	$336,823
Foreign	(9,590)	5,978	48,730
	$3,513	$239,720	$385,553

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Current:
Federal	$11,623	$50,507	$71,520
State	894	13,525	18,088
Foreign	4,030	6,141	9,356
	$16,547	$70,173	$98,964
Deferred:
Federal	$(7,801)	$(3,260)	$(6,818)
State	(3,325)	(772)	965
Foreign	(3,144)	5,483	(5,561)
	(14,270)	1,451	(11,414)
	$2,277	$71,624	$87,550

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2021	2020	2019
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(88.1)	4.2	3.9
Foreign taxes	56.9	4.0	(1.5)
Net impact of U.S. tax reform	—	—	0.3
Uncertain impact of U.S. tax reform	28.8	0.5	0.1
Stock compensation	36.1	0.2	(0.6)
Tax rate changes	8.5	0.1	0.5
Prior year adjustments	15.7	(0.3)	(0.4)
Federal tax credits	(16.0)	(0.2)	(0.1)
Nondeductible expenses	8.6	0.2	0.1
Tax exempt income	(3.4)	—	—
Other	(3.3)	0.2	(0.6)
Effective tax rate	64.8%	29.9%	22.7%

The variance in percentages for the components of the effective tax rate for fiscal 2021 as compared to fiscal 2020 and 2019 are primarily due to the ratio of foreign taxable losses to global taxable profits and lower income before income taxes in fiscal 2021.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2021 and 2020 are as follows:

	January 31,
	2021	2020
Deferred tax liabilities:
Prepaid expense	$(2,191)	$(2,393)
Depreciation	(34,476)	(32,311)
Operating lease right-of-use assets	(250,292)	(260,706)
Other temporary differences	(906)	(1,129)
Gross deferred tax liabilities	(287,865)	(296,539)
Deferred tax assets:
Operating lease liabilities	296,413	310,209
Deferred rent	6,685	—
Inventory	18,279	11,436
Accounts receivable	1,930	1,475
Net operating loss carryforwards	11,359	4,547
Tax uncertainties	1,611	1,336
Accrued salaries and benefits	16,711	17,534
Income tax credits	4,494	4,511
Other temporary differences	15,548	10,050
Gross deferred tax assets, before valuation allowances	373,030	361,098
Valuation allowances	(18,689)	(13,459)
Net deferred tax assets	$66,476	$51,100

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2021 and 2020, respectively, $34,037 and $25,972 were attributable to U.S. federal, $19,084 and $15,858 were attributed to state jurisdictions and $13,355 and $9,270 were attributed to foreign jurisdictions.

As of January 31, 2021, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $6,753 that expire from 2021 through 2031 and approximately $30,695 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $29,696 that expire from 2021 through 2041 and approximately $17,122 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $5,996 that expire from 2021 through 2031. As of January 31, 2021, the Company had full and partial valuation allowances for certain foreign and state net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

As of January 31, 2021, approximately $216,952 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. The Company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $379,089. Since such earnings have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act or other U.S. tax requirements on undistributed foreign earnings, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company continues to believe that certain foreign earnings are indefinitely reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2021	2020	2019
Balance at the beginning of the period	$21,924	$21,406	$4,546
Increases in tax positions for prior years	476	661	18,077
Decreases in tax positions for prior years	(51)	(101)	(921)
Increases in tax positions for current year	41	125	196
Settlements	—	—	—
Lapse in statute of limitations	(131)	(167)	(492)
Balance at the end of the period	$22,259	$21,924	$21,406

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $23,497 and $22,489 as of January 31, 2021 and 2020, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2021, 2020 and 2019, the Company recognized expense/(benefit) of $950, $1,038 and $449, respectively, related to interest and penalties. The Company accrued $2,810 and $1,860 for the payment of interest and penalties as of January 31, 2021 and 2020, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under audit in certain foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2010 to 2020. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $4,117.

11. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2021, there were 7,793,950 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2021, there were 5,403,169 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2021, 2020 and 2019 was as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Stock Options	$471	$1,737	$1,854
Stock Appreciation Rights	—	—	4
Performance Stock Units (1)	181	3,483	2,463
Restricted Stock Units	19,648	15,889	13,783
Total	$20,300	$21,109	$18,104

(1)

Includes: (i) the reversal of $1,017 of previously recognized compensation expense in fiscal 2021, related to 87,997 PSU’s that will not vest as the achievement of the related performance target is not probable; (ii) the reversal of $803 of previously recognized compensation expense in fiscal 2020, related to 54,356 PSU’s that will not vest as the achievement of the related performance target is not probable; and (iii) the reversal of $4,213 of previously recognized compensation expense in fiscal 2019, related to 313,077 PSU’s that will not vest as the achievement of the related performance target is not probable.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2021, 2020 and 2019 was $4,899, $5,230 and $4,465, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2021, 2020 and 2019 was $2,528, $4,425 and $8,309, respectively.

Stock Options

The Company may grant stock options that generally vest over a period of one year. Stock options become exercisable over the vesting period in installments determined by the Company, which can vary depending upon each individual grant. Stock options granted to non-employee directors generally vest over a period of one year.

There were no stock options granted in the fiscal year ended January 31, 2021, as beginning in fiscal 2021, the Company began to grant restricted stock units to non-employee directors instead of stock options. A Black-Scholes model was used to estimate the fair value of stock options granted in the fiscal years ended January 31, 2020 and 2019. The model uses assumptions including the risk-free rate of interest, expected volatility of the Company’s stock price and expected life of the awards. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the award is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. The

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

expected volatility is based on a weighted-average of the implied volatility and the Company’s most recent historical volatility. The following weighted-average assumptions were used in the models to estimate the fair value of stock options at the date of grant:

	Fiscal Year Ended January 31,
	2021	2020	2019
Expected life, in years	—	5.3	5.4
Risk-free interest rate	—	1.9%	2.8%
Volatility	—	37.6%	35.6%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	670,000	$32.94	3.9	$964
Granted	—	—
Exercised	(25,000)	19.80
Forfeited or Expired	(130,000)	41.38
Awards outstanding at end of year	515,000	31.45	3.0	$1,249
Awards outstanding fully vested and expected to vest	515,000	31.45	3.0	$1,249
Awards exercisable at end of year	515,000	$31.45	3.0	$1,249

The following table summarizes other information related to stock options during the years ended January 31, 2021, 2020 and 2019:

	Fiscal Year Ended January 31,
	2021	2020	2019
Weighted-average grant date fair value—per share	$—	$8.67	$17.12
Intrinsic value of awards exercised	$187	$307	$4,369
Net cash proceeds from the exercise of stock options	$495	$974	$13,618

There were no unrecognized compensation costs of stock options granted, but not yet vested, as of January 31, 2021.

Stock Appreciation Rights

The Company may grant SAR’s that generally vest over a five year period. Each vested SAR entitles the holder the right to the differential between the value of the Company’s common share price at the date of exercise and the value of the Company’s common share price at the date of grant. There were no SAR’s granted during the fiscal years ended January 31, 2021, 2020 and 2019.

The following table summarizes other information related to SAR’s during the years ended January 31, 2021, 2020 and 2019:

	Fiscal Year Ended January 31,
	2021	2020	2019
Intrinsic value of awards exercised	$—	$—	$1,451

There were no unrecognized compensation costs of SAR’s granted, but not yet vested, as of January 31, 2021.

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s awarded during fiscal 2021 and 2020 equaled the stock price on the date of the grant. The fair value of the PSU’s awarded during fiscal 2019 was determined using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price and expected life of the awards. A different methodology was used to value fiscal 2021 and 2020 grants due to the removal of certain conditions in the grant provisions. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to five-year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2021:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	742,466	$24.60
Granted	154,000	25.84
Vested	(113,331)	28.58
Forfeited	(513,132)	22.66
Non-vested awards outstanding at end of year	270,003	$27.32

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2021, 2020 and 2019 was $25.84, $30.19 and $34.76, per share, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2021 was $1,808, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. RSU’s typically vest over a two to five-year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2021:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	1,655,341	$31.03
Granted	903,600	25.31
Vested	(344,177)	31.11
Forfeited	(105,379)	29.25
Non-vested awards outstanding at end of year	2,109,385	$28.65

The weighted-average grant date fair value of RSU’s awarded during the fiscal years ended January 31, 2021, 2020 and 2019 was $25.31, $29.92 and $36.55, per share, respectively. The aggregate grant date fair value of RSU’s vested during the fiscal years ended January 31, 2021, 2020 and 2019 was $31.11, $26.80 and $26.86, respectively. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2021, was $23,346, which is expected to be recognized over a weighted-average period of 1.9 years.

12. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2021	2020
Number of common shares repurchased and subsequently retired	482,003	8,068,196
Total cost	$7,036	$217,421
Average cost per share, including commissions	$14.60	$26.95

The shares repurchased during fiscal 2021 were prior to the known spread of the COVID-19 pandemic in the United States, which forced the Company to close its stores for an extended period of time. As discussed in Note 1, “Nature of Business,” the Company temporarily suspended share repurchases during fiscal 2021.

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of January 31, 2021, 25,851,954 common shares were remaining under the programs.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2021 and 2020, the Company acquired and subsequently retired 161,335 and 185,430 common shares at a total cost of $3,876 and $5,600, respectively, from employees to meet minimum statutory tax withholding requirements.

13. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2021 and 2020, respectively:

	Fiscal Year Ended January 31, 2021
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	11,378	(75)	11,303
Amounts reclassified from accumulated other comprehensive income (loss)	—	(419)	(419)
Net current-period total other comprehensive income (loss)	11,378	(494)	10,884
Ending Balance	$(16,950)	$(170)	$(17,120)

	Fiscal Year Ended January 31, 2020
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(26,925)	$(178)	$(27,103)
Other comprehensive income (loss) before reclassifications	(1,403)	463	(940)
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	39
Net current-period total other comprehensive income (loss)	(1,403)	502	(901)
Ending Balance	$(28,328)	$324	$(28,004)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

14. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2021	2020	2019
Basic weighted-average common shares outstanding	97,817,651	99,833,011	108,303,594
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	705,125	755,666	1,402,413
Diluted weighted-average shares outstanding	98,522,776	100,588,677	109,706,007

For the fiscal years ended January 31, 2021, 2020 and 2019, awards to purchase 467,500 common shares ranging in price from $18.81 to $46.42, awards to purchase 406,250 common shares ranging in price from $28.47 to $46.42 and awards to purchase 281,875 common shares ranging in price from $35.85 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2021 and 2020, 470,815 and 555,362 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

15. Commitments and Contingencies

Purchase Commitments

As of January 31, 2021, the Company has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $672,133. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2021, the Company had outstanding trade letters of credit of $52,579. As of January 31, 2021, the Company also has commitments related to construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation of $291,803, of which $120,724 is due within one year and $171,079 is due in more than one year. Construction and distribution equipment contracts include $289,131 related to the omni-channel fulfillment center in Kansas City, Kansas.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. Beginning January 1, 2019, the Company made matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution. Prior to January 1, 2019, the Company made matching contributions in cash of $0.25 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $6,677, $7,094 and $3,549 for fiscal years 2021, 2020 and 2019, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $66, $56 and $46 during fiscal years 2021, 2020 and 2019, respectively. The NQDC obligation was $10,793 and $8,428 as of January 31, 2021 and 2020, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $10,793 and $8,428 as of January 31, 2021 and 2020, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Related Party Transactions

Faegre Drinker Biddle & Reath LLP, a law firm, provided general legal services to the Company. Fees paid to Faegre Drinker Biddle & Reath LLP during fiscal 2021, 2020 and 2019 were $1,018, $495 and $1,052, respectively. Harry S. Cherken, Jr., a director of the Company, is Senior Counsel at Faegre Drinker Biddle & Reath LLP. Amounts due to Faegre Drinker Biddle & Reath LLP as of January 31, 2021 and 2020 were approximately $67 and $50, respectively.

Todd R. Morgenfeld, a director of the Company, is Chief Financial Officer of Pinterest, Inc., which provided digital marketing services to the Company in fiscal 2021 and is expected to continue to do so in the future. The amount paid to Pinterest, Inc. for such digital marketing services was financially immaterial to Pinterest, Inc. and is unrelated to Mr. Morgenfeld’s compensation from Pinterest, Inc. Mr. Morgenfeld did not provide and was not involved in the provision of digital marketing services by Pinterest, Inc. to the Company, and he does not intend to provide or be involved in the provision of such services by Pinterest, Inc. in the future. The Board of Directors considered these matters in determining Mr. Morgenfeld’s independence.

17. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments—“Retail,” “Wholesale” and “Subscription.”

The Company’s Retail segment consists of the Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. The Anthropologie, Bhldn and Terrain brands make up the Anthropologie Group. The Free People and FP Movement brands make up the Free People Group. As of January 31, 2021, there were 247 Urban Outfitters stores, 237 Anthropologie Group stores, 149 Free People Group stores, 11 Menus & Venues restaurants and one Urban Outfitters franchisee-owned store. Each of, Urban Outfitters, the Anthropologie Group and the Free People Group, including their Company-owned and franchisee-owned store and

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

digital channels, and Menus & Venues restaurants, are considered an operating segment. Net sales from the Retail segment accounted for approximately 93.6%, 91.6% and 91.2% of total consolidated net sales for fiscal 2021, 2020 and 2019, respectively.

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

The Company’s Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People Group and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Urban Outfitters wholesale division was established in fiscal 2019. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 5.7%, 8.2% and 8.8% of total consolidated net sales for fiscal 2021, 2020 and 2019, respectively.

The Subscription segment consists of the “Nuuly” brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Subscription segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2021 and 2020.

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

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2021	2020	2019
Net sales
Retail operations	$3,228,200	$3,648,938	$3,604,170
Wholesale operations	216,937	340,869	357,363
Subscription operations	24,336	8,001	—
Intersegment elimination	(19,724)	(14,019)	(10,910)
Total net sales	$3,449,749	$3,983,789	$3,950,623
Income (loss) from operations
Retail operations	$68,384	$256,540	$353,851
Wholesale operations	(10,180)	42,315	68,516
Subscription operations	(18,367)	(19,639)	(3,423)
Intersegment elimination	(494)	257	399
Total segment operating income	39,343	279,473	419,343
General corporate expenses (1)	(35,371)	(47,548)	(38,030)
Total income from operations	$3,972	$231,925	$381,313

(1)	General corporate expenses during fiscal 2021 benefitted from the recognition of COVID-19 related government relief packages.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Fiscal Year
	2021	2020	2019
Depreciation expense for property and equipment
Retail operations	$97,911	$109,622	$115,646
Wholesale operations	545	578	645
Subscription operations	3,741	1,350	—
Total depreciation expense for property and equipment	$102,197	$111,550	$116,291
Inventory
Retail operations	$348,797	$347,837
Wholesale operations	40,821	61,697
Total inventory	$389,618	$409,534
Rental product, net (1)
Subscription operations	$11,857	$16,447
Total rental product, net	$11,857	$16,447

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$938,020	$859,918
Wholesale operations	2,096	2,577
Subscription operations	27,306	27,537
Total property and equipment, net	$967,422	$890,032
Cash paid for property and equipment
Retail operations	$155,343	$189,904	$112,332
Wholesale operations	390	633	600
Subscription operations	3,509	26,896	1,992
Total cash paid for property and equipment	$159,242	$217,433	$114,924

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Fiscal Year
	2021	2020	2019
Net sales
Apparel (1)	2,111,828	2,596,926	2,636,170
Home (2)	731,237	649,184	605,405
Accessories (3)	411,927	517,219	498,824
Other (4)	194,757	220,460	210,224
Total net sales	3,449,749	3,983,789	3,950,623

As a percentage of net sales
Apparel (1)	61%	65%	67%
Home (2)	21%	16%	15%
Accessories (3)	12%	13%	13%
Other (4)	6%	6%	5%
Total net sales	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2021	2020	2019
Net Sales
Domestic operations	$3,040,778	$3,485,383	$3,449,913
Foreign operations	408,971	498,406	500,710
Total net sales	$3,449,749	$3,983,789	$3,950,623
Property and equipment, net
Domestic operations	$768,440	$763,411
Foreign operations	198,982	126,621
Total property and equipment, net	$967,422	$890,032