Form 10-Q
period 2021-04-30
URBAN OUTFITTERS INC
filed 2021-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2021

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

Common shares, $0.0001 par value—98,341,627 shares outstanding on June 4, 2021.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$364,247	$395,635	$588,740
Marketable securities	164,430	174,695	65,121
Accounts receivable, net of allowance for doubtful accounts of $2,155, $4,028 and $6,304, respectively	85,307	89,952	55,910
Inventory	477,777	389,618	335,640
Prepaid expenses and other current assets	189,268	173,432	131,517
Total current assets	1,281,029	1,223,332	1,176,928
Property and equipment, net	988,973	967,422	880,353
Operating lease right-of-use assets	1,093,037	1,114,762	1,116,597
Marketable securities	100,680	123,662	13,272
Deferred income taxes and other assets	115,888	117,167	169,054
Total Assets	$3,579,607	$3,546,345	$3,356,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,944	$237,386	$104,702
Current portion of operating lease liabilities	246,226	254,703	243,671
Short-term debt (see Note 6)	—	—	220,000
Accrued expenses, accrued compensation and other current liabilities	393,430	414,043	315,204
Total current liabilities	891,600	906,132	883,577
Non-current portion of operating lease liabilities	1,060,228	1,074,009	1,088,932
Long-term debt (see Note 6)	—	—	—
Deferred rent and other liabilities	93,270	88,846	85,587
Total Liabilities	2,045,098	2,068,987	2,058,096
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 98,235,127, 97,815,985 and 97,777,322 shares issued and outstanding, respectively	10	10	10
Additional paid-in-capital	17,585	19,360	3,593
Retained earnings	1,528,655	1,475,108	1,335,430
Accumulated other comprehensive loss	(11,741)	(17,120)	(40,925)
Total Shareholders’ Equity	1,534,509	1,477,358	1,298,108
Total Liabilities and Shareholders’ Equity	$3,579,607	$3,546,345	$3,356,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2021	2020
Net sales	$927,415	$588,483
Cost of sales (excluding store impairment)	626,764	562,112
Store impairment	—	14,528
Gross profit	300,651	11,843
Selling, general and administrative expenses	227,148	210,578
Income (loss) from operations	73,503	(198,735)
Other (loss) income, net	(155)	162
Income (loss) before income taxes	73,348	(198,573)
Income tax expense (benefit)	19,801	(60,131)
Net income (loss)	$53,547	$(138,442)
Net income (loss) per common share:
Basic	$0.55	$(1.41)
Diluted	$0.54	$(1.41)
Weighted-average common shares outstanding:
Basic	98,108,245	97,910,314
Diluted	99,322,220	97,910,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2021	2020
Net income (loss)	$53,547	$(138,442)
Other comprehensive income (loss):
Foreign currency translation	5,422	(12,617)
Change in unrealized gains (losses) on marketable securities, net of tax	(43)	(304)
Total other comprehensive income (loss)	5,379	(12,921)
Comprehensive income (loss)	$58,926	$(151,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	53,547	5,379	58,926
Share-based compensation	—	—	4,570	—	—	4,570
Share-based awards	637,836	—	1,073	—	—	1,073
Share repurchases	(218,694)	—	(7,418)	—	—	(7,418)
Balances as of April 30, 2021	98,235,127	$10	$17,585	$1,528,655	$(11,741)	$1,534,509

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive (loss)	—	—	—	(138,442)	(12,921)	(151,363)
Share-based compensation	—	—	4,872	—	—	4,872
Share-based awards	437,174	—	—	—	—	—
Share repurchases	(636,667)	—	(10,756)	—	—	(10,756)
Balances as of April 30, 2020	97,777,322	$10	$3,593	$1,335,430	$(40,925)	$1,298,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$53,547	$(138,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,633	27,924
Non-cash lease expense	45,422	48,370
Provision (benefit) for deferred income taxes	37	(14,388)
Share-based compensation expense	4,570	4,872
Store impairment	—	14,528
Loss on disposition of property and equipment, net	121	439
Changes in assets and liabilities:
Receivables	4,760	32,118
Inventory	(87,427)	71,759
Prepaid expenses and other assets	(1,355)	(50,542)
Payables, accrued expenses and other liabilities	43,442	(29,071)
Operating lease liabilities	(51,644)	(27,219)
Net cash provided by (used in) operating activities	37,106	(59,652)
Cash flows from investing activities:
Cash paid for property and equipment	(42,589)	(43,518)
Cash paid for marketable securities	(94,889)	(45,517)
Sales and maturities of marketable securities	73,848	311,258
Net cash (used in) provided by investing activities	(63,630)	222,223
Cash flows from financing activities:
Borrowings under debt	—	220,000
Proceeds from the exercise of stock options	1,073	—
Share repurchases related to share repurchase program	—	(7,036)
Share repurchases related to taxes for share-based awards	(7,418)	(3,720)
Net cash (used in) provided by financing activities	(6,345)	209,244
Effect of exchange rate changes on cash and cash equivalents	1,481	(4,914)
(Decrease) increase in cash and cash equivalents	(31,388)	366,901
Cash and cash equivalents at beginning of period	395,635	221,839
Cash and cash equivalents at end of period	$364,247	$588,740
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,095	$6,342
Non-cash investing activities—Accrued capital expenditures	$40,018	$5,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the United States Securities and Exchange Commission on April 1, 2021.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2022 will end on January 31, 2022.

Recent Accounting Pronouncements

The Company has considered all new accounting standards updates issued by the Financial Accounting Standards Board (“FASB”) and has concluded that there are no recent accounting standard updates that will have a material impact on its consolidated financial statements and related disclosures.

2. Impact of the Coronavirus Pandemic

Impact on Fiscal 2021

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. On March 14, 2020, the Company announced that it temporarily closed all stores, offices and showrooms globally. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but did so with additional safety procedures and enhanced cleaning measures in place to protect the health of employees. All other corporate and showroom employees are working remotely.

In response to the COVID-19 pandemic, the Company took many measures to protect its financial position and increase financial flexibility. For details of all such material measures taken during fiscal 2021, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on April 1, 2021. See Note 6, “Debt,” for discussion of the Company’s borrowings and subsequent repayments under its Amended Credit Facility during fiscal 2021.

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and allowance for doubtful accounts for Wholesale segment customer accounts receivables, and non-cash charges, primarily store impairment charges. For further discussion of such reserves and non-cash charges for the first quarter of fiscal 2021, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020, filed with the SEC on June 29, 2020, and the impact of the remainder of fiscal 2021 in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Beginning April 25, 2020, the Company reopened stores in select states and countries in accordance with local government guidelines. As of July 31, 2020, substantially all of the Company’s stores had reopened. Where opening was permitted, the Company followed newly established health protocols, provided personal protective equipment to its employees, and implemented social distancing working practices. Additionally, the Company implemented occupancy limits, reduced operating hours, and instituted new cleaning regimens. As a result, the Company incurred incremental costs for personal protective equipment and additional payroll and other costs associated with implementing these health protocols in its stores, distribution and fulfillment centers, and corporate offices. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

As a result of the COVID-19 pandemic, certain governments implemented programs (some of which expired in fiscal 2021) to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs during fiscal 2021, which partially offset related expenses. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs. The Company did not record any amounts in the first quarter of fiscal 2021 but did throughout the remainder of fiscal 2021.

Impact on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first quarter of fiscal 2022 due to reduced store traffic as closures and occupancy restrictions continued primarily in Europe and Canada. During the first quarter of fiscal 2022, however, the Company decreased a portion of its inventory obsolescence reserves as a result of disciplined inventory control and better than planned product performance and reduced a portion of the allowance for doubtful accounts for Wholesale segment customer accounts receivables due to the collection of certain outstanding accounts receivables.

The Company continued to qualify for certain government assistance programs that partially offset related expenses in locations impacted by closures during fiscal 2022. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Future Operations

The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to the Company’s Wholesale segment customers and franchisees. For the three month period ended April 30, 2021, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, was $89,952 and $85,307, respectively. For the three month period ended April 30, 2020, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, was $88,288 and $55,910, respectively. During the three month period ended April 30, 2020, the Company recorded a $5,800 increase in allowance for doubtful accounts reserves for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment due to the COVID-19 pandemic, and during the remainder of fiscal 2021 and the first quarter of fiscal 2022, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2021, the opening and closing balances of contract liabilities were $61,986 and $63,970, respectively. For the three month period ended April 30, 2020, the opening and closing balances of contract liabilities were $52,926 and $49,502, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2021, the Company recognized $14,157 of revenue that was included in the contract liability balance at the beginning of the period. During the three month period ended April 30, 2020, the Company recognized $12,763 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2021, January 31, 2021 and April 30, 2020 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2021
Short-term Investments:
Municipal and pre-refunded municipal bonds	$106,266	$5	$(84)	$106,187
Corporate bonds	48,500	1	(49)	48,452
Commercial paper	9,791	—	—	9,791
	164,557	6	(133)	164,430
Long-term Investments:
Municipal and pre-refunded municipal bonds	40,085	17	(48)	$40,054
Corporate bonds	48,850	2	(111)	48,741
Mutual funds, held in rabbi trust	11,448	437	—	11,885
	100,383	456	(159)	100,680
	$264,940	$462	$(292)	$265,110
As of January 31, 2021
Short-term Investments:
Municipal and pre-refunded municipal bonds	$127,097	$11	$(53)	$127,055
Corporate bonds	38,695	1	(48)	38,648
Commercial paper	8,992	—	—	8,992
	174,784	12	(101)	174,695
Long-term Investments:
Municipal and pre-refunded municipal bonds	53,134	17	(46)	53,105
Corporate bonds	59,890	3	(129)	59,764
Mutual funds, held in rabbi trust	10,827	20	(54)	10,793
	123,851	40	(229)	123,662
	$298,635	$52	$(330)	$298,357

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2020
Short-term Investments:
Municipal and pre-refunded municipal bonds	$50,887	$5	$(31)	$50,861
Corporate bonds	14,246	21	(7)	14,260
	65,133	26	(38)	65,121
Long-term Investments:
Municipal and pre-refunded municipal bonds	2,350	21	(1)	2,370
Corporate bonds	2,572	3	(4)	2,571
Mutual funds, held in rabbi trust	7,400	682	—	8,082
Certificates of deposit	249	—	—	249
	12,571	706	(5)	13,272
	$77,704	$732	$(43)	$78,393

Proceeds from the sales and maturities of available-for-sale securities were $73,848 and $311,258 for the three months ended April 30, 2021 and 2020, respectively. The Company initially liquidated its marketable securities portfolio in the three months ended April 30, 2020 primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio by January 31, 2021. The Company included in “Other (loss) income, net,” in the Condensed Consolidated Statements of Operations, a net realized loss of $0 and $454 for the three months ended April 30, 2021 and 2020, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other (loss) income, net” of $1,338 and $409 for the three months ended April 30, 2021 and 2020, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other (loss) income, net” in the Condensed Consolidated Statements of Operations.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$146,241	$—	$146,241
Corporate bonds	—	97,193	—	97,193
Mutual funds, held in rabbi trust	11,885	—	—	11,885
Commercial paper	—	9,791	—	9,791
	$11,885	$253,225	$—	$265,110

	Marketable Securities Fair Value as of
	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$180,160	$—	$180,160
Corporate bonds	—	98,412	—	98,412
Mutual funds, held in rabbi trust	10,793	—	—	10,793
Commercial paper	—	8,992	—	8,992
	$10,793	$287,564	$—	$298,357

	Marketable Securities Fair Value as of
	April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$53,231	$—	$53,231
Corporate bonds	16,831	—	—	16,831
Mutual funds, held in rabbi trust	8,082	—	—	8,082
Certificates of deposit	—	249	—	249
	$24,913	$53,480	$—	$78,393

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2021, January 31, 2021 and April 30, 2020.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2021, January 31, 2021 and April 30, 2020, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. During the three months ended April 30, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the COVID-19 pandemic. These assets were written down to a fair value resulting in impairment charges of $14,528 across 39 retail locations, with a carrying value after impairment of $96,523 related to the right-of-use assets.

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

As of April 30, 2021, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed $220,000 during the first quarter of fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic, but subsequently repaid such borrowing in full during the remainder of fiscal 2021. As discussed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020, filed with the SEC on September 9, 2020, the Company determined that borrowings at April 30, 2020, should have been classified as a current liability due to a technical default as the Fixed Charge Coverage Ratio was not met as of May 31, 2020. The Company obtained a waiver effective through September 15, 2020 to cure the technical default. The reclassification has been made in the Condensed Consolidated Balance Sheet herein and did not affect net income or retained earnings. As of April 30, 2021, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,961. Interest expense for the Amended Credit Facility for the three months ended April 30, 2021, was $257, which was included in “Other (loss) income, net,” in the Condensed Consolidated Statements of Income.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $68,708 and $68,010 during the three months ended April 30, 2021 and 2020, respectively. Total variable lease costs were $20,502 and $28,440 during the three months ended April 30, 2021 and 2020, respectively. Short-term lease costs and sublease income were not material during the three months ended April 30, 2021 and April 30, 2020.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of April 30, 2021:

Operating
Leases
Fiscal Year
2022 (excluding the three months ended April 30, 2021)	$253,987
2023	267,224
2024	231,332
2025	194,938
2026	159,693
Thereafter	436,366
Total undiscounted future minimum lease payments	1,543,540
Less imputed interest	(237,086)
Total discounted future minimum lease payments	$1,306,454

As of April 30, 2021, the Company had commitments of approximately $10,257 not included in the amounts above related to eight executed but not yet commenced leases.

In response to the COVID-19 pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amounts withheld at April 30, 2021 and 2020 were included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

During the three months ended April 30, 2021, the Company received rent concessions for a number of stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company for the three months ended April 30, 2021, as either negative variable rent or lease modifications have not had a material impact on the Company’s Condensed Consolidated Financial Statements.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, for the three months ended April 30, 2021 and 2020, was as follows:

	Three Months Ended
	April 30,
	2021	2020
Stock Options	$—	$342
Performance Stock Units(1)	399	150
Restricted Stock Units	4,171	4,380
Total	$4,570	$4,872
(1)

Includes the reversal of $653 of previously recognized compensation expense in the three months ended April 30, 2020, related to 46,665 PSU’s that will not vest as the achievement of the related performance target is not probable.

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2021 was as follows:

	April 30, 2021
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Performance Stock Units	213,750	$38.15
Restricted Stock Units	908,050	$37.44
Total	1,121,800

During the three months ended April 30, 2021, 35,000 stock options were exercised, 70,001 PSU’s vested and 532,835 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2021 was as follows:

	April 30, 2021
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$—	—
Performance Stock Units	9,563	2.8
Restricted Stock Units	49,446	2.5
Total	$59,009

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended
	April 30,
	2021	2020
Number of common shares repurchased and subsequently retired	—	482,003
Total cost	$—	$7,036
Average cost per share, including commissions	$—	$14.60

The shares repurchased during the three months ended April 30, 2020, were prior to the known spread of the COVID-19 pandemic in the United States, which forced the Company to close its stores for an extended period of time. The Company temporarily suspended all share repurchase activity under the programs during fiscal 2021.

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of April 30, 2021, 25,851,954 common shares were remaining under the programs.

During the three months ended April 30, 2021, the Company acquired and subsequently retired 218,694 common shares at a total cost of $7,418 from employees to meet minimum statutory tax withholding requirements. During the three months ended April 30, 2020, the Company acquired and subsequently retired 154,664 common shares at a total cost of $3,720 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30, 2021
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	5,422	(43)	5,379
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0)	(0)
Net current-period other comprehensive income (loss)	5,422	(43)	5,379
Balance at end of period	$(11,528)	$(213)	$(11,741)

	Three Months Ended April 30, 2020
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	(12,617)	150	(12,467)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(454)	(454)
Net current-period other comprehensive income (loss)	(12,617)	(304)	(12,921)
Balance at end of period	$(40,945)	$20	$(40,925)

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

11. Net Income (Loss) per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net (loss) income per common share:

	Three Months Ended
	April 30,
	2021	2020
Basic weighted-average common shares outstanding	98,108,245	97,910,314
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,213,975	—
Diluted weighted-average shares outstanding	99,322,220	97,910,314

For the three months ended April 30, 2021, awards to purchase 200,000 common shares ranging in price from  $35.85 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. Also excluded from the calculation of diluted net income per common share as of April 30, 2021, were 161,254 performance-based equity awards because they did not meet the required performance criteria.

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

The Company’s Retail segment consists of the Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers.

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

	Three Months Ended
	April 30,
	2021	2020
Net sales
Retail operations	$857,486	$561,232
Wholesale operations	66,578	25,712
Subscription operations	7,820	6,270
Intersegment elimination	(4,469)	(4,731)
Total net sales	$927,415	$588,483
Income (loss) from operations
Retail operations	$74,045	$(135,501)
Wholesale operations	14,180	(45,628)
Subscription operations	(3,282)	(5,964)
Intersegment elimination	81	(410)
Total segment operating income (loss)	85,024	(187,503)
General corporate expenses	(11,521)	(11,232)
Total income (loss) from operations	$73,503	$(198,735)

	April 30,	January 31,	April 30,
	2021	2021	2020
Inventory
Retail operations	$425,905	$348,797	$299,881
Wholesale operations	51,872	40,821	35,759
Total inventory	$477,777	$389,618	$335,640
Rental product, net (1)
Subscription operations	$10,239	$11,857	$17,380
Total rental product, net	$10,239	$11,857	$17,380

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$958,855	$938,020	$849,566
Wholesale operations	1,936	2,096	2,550
Subscription operations	28,182	27,306	28,237
Total property and equipment, net	$988,973	$967,422	$880,353

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended
	April 30,
	2021	2020
Net sales
Apparel (1)	$607,802	$370,347
Home (2)	173,386	109,799
Accessories (3)	101,654	70,193
Other (4)	44,573	38,144
Total net sales	$927,415	$588,483

As a percentage of net sales
Apparel (1)	65%	63%
Home (2)	19%	19%
Accessories (3)	11%	12%
Other (4)	5%	6%
Total net sales	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2021	2021	2020
Property and equipment, net
Domestic operations	$789,456	$768,440	$741,237
Foreign operations	199,517	198,982	139,116
Total property and equipment, net	$988,973	$967,422	$880,353

	Three Months Ended
	April 30,
	2021	2020
Net Sales
Domestic operations	$826,795	$523,556
Foreign operations	100,620	64,927
Total net sales	$927,415	$588,483

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the impacts of public health crises such as the coronavirus (COVID-19) pandemic, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed on April 1, 2021. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate under three reportable segments – Retail, Wholesale and Subscription. Our Retail segment consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear. Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2022 will end on January 31, 2022, our fiscal year 2021 ended on January 31, 2021 and our fiscal year 2020 ended on January 31, 2020.

Impact of the Coronavirus Pandemic

Impact on Fiscal 2021

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. On March 14, 2020, the

Company announced that it temporarily closed all stores, offices and showrooms globally. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but did so with additional safety procedures and enhanced cleaning measures in place to protect the health of employees. All other corporate and showroom employees are working remotely.

In response to the COVID-19 pandemic, the Company took measures to protect its financial position and increase financial flexibility. For details of all such material measures taken during fiscal 2021, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on April 1, 2021. See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for discussion of the Company’s borrowings and subsequent repayments under its Amended Credit Facility during fiscal 2021.

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and allowance for doubtful accounts for Wholesale segment customer accounts receivables, and non-cash charges, primarily store impairment charges. For further discussion of such reserves and non-cash charges for the first quarter of fiscal 2021, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020, filed with the SEC on June 29, 2020, and the impact of the remainder of fiscal 2021 in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Beginning April 25, 2020, the Company reopened stores in select states and countries in accordance with local government guidelines. As of July 31, 2020, substantially all of the Company’s stores had reopened. Where opening was permitted, we followed newly established health protocols, provided personal protective equipment to our employees, and implemented social distancing working practices. Additionally, we implemented occupancy limits, reduced operating hours, and instituted new cleaning regimens. As a result, the Company incurred incremental costs for personal protective equipment and additional payroll and other costs associated with implementing these health protocols in our stores, distribution and fulfillment centers, and corporate offices. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

As a result of the COVID-19 pandemic, certain governments implemented programs (some of which expired in fiscal 2021) to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs during fiscal 2021 which partially offset related expenses. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs. The Company did not record any amounts in the first quarter of fiscal 2021 but did throughout the remainder of fiscal 2021.

Impact on Fiscal 2022

The COVID-19 pandemic continued to negatively impact our store operations during the first quarter of fiscal 2022 due to reduced store traffic as closures and occupancy restrictions continued primarily in Europe and Canada. During the first quarter of fiscal 2022, however, the Company decreased a portion of its inventory obsolescence reserves as a result of disciplined inventory control and better than planned product performance and reduced a portion of the allowance for doubtful accounts for Wholesale segment customer accounts receivables due to the collection of certain outstanding accounts receivables.

The Company continued to qualify for certain government assistance programs that partially offset related expenses in locations impacted by closures during fiscal 2022. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Future Operations

The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change.

Retail Segment

Our Retail segment omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. We manage and analyze our performance based on a single Retail segment omni-channel rather than separate channels and believe that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year due to store specific closures from events such as damage from fire, flood and natural weather events. The Company did not remove stores that were closed or operating for an extended period of time at a reduced capacity due to the COVID-19 pandemic from the comparable stores net sales calculations. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or channel are considered to be non-comparable. Franchise net sales and the effects of foreign currency translation are also considered non-comparable.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, sells merchandise through a franchisee-owned store in the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American and European Retail segment net sales accounted for approximately 29.6% and 7.2% of consolidated net sales, respectively, for the three months ended April 30, 2021, compared to 32.3% and 7.5%, respectively, for the comparable period in fiscal 2021. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2021 and the comparable period in fiscal 2021.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, head pieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American and European Retail segment net sales accounted for approximately 36.5% and 1.5% of consolidated net sales, respectively, for the three months ended April 30, 2021, compared to 38.0% and 1.7%, respectively, for the comparable period in fiscal 2021. Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2021 and the comparable period in fiscal 2021.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Free People Group’s North American Retail segment net sales accounted for approximately 16.1% of consolidated net sales for the three months ended April 30, 2021, compared to approximately 14.3% for the comparable period in fiscal 2021. European and Asian Retail segment net sales each accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2021 and the comparable period in fiscal 2021.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2021 and the comparable period in fiscal 2021.

Net sales from the Retail segment accounted for approximately 92.5% of consolidated net sales for the three months ended April 30, 2021, compared to 95.3% for the comparable period in fiscal 2021.

Store data for the three months ended April 30, 2021 was as follows:

	January 31,	Stores	Stores	April 30,
	2021	Opened	Closed	2021
Urban Outfitters
United States	174	3	—	177
Canada	17	—	—	17
Europe	56	1	—	57
Urban Outfitters Global Total	247	4	—	251
Anthropologie Group
United States	204	1	(1)	204
Canada	11	—	—	11
Europe	22	1	—	23
Anthropologie Group Global Total	237	2	(1)	238
Free People Group
United States (1)	138	5	(1)	142
Canada	6	—	(1)	5
Europe	5	1	—	6
Free People Group Global Total	149	6	(2)	153
Menus & Venues
United States	11	—	—	11
Menus & Venues Total	11	—	—	11
Total Company-Owned Stores	644	12	(3)	653
Franchisee-Owned Stores (2)	1	—	—	1
Total URBN	645	12	(3)	654
(1)	One FP Movement store was opened during the three months ended April 30, 2021. Three FP Movement stores were open as of April 30, 2021.
(2)	Franchisee-owned store is located in the United Arab Emirates.

Selling square footage by brand as of April 30, 2021 and 2020 was as follows:

	April 30,	April 30,
	2021	2020	Change
Selling square footage (in thousands):
Urban Outfitters	2,224	2,220	0.2%
Anthropologie Group	1,816	1,793	1.3%
Free People Group (1)	338	325	4.0%
Total URBN (2)	4,378	4,338	0.9%
(1)	Selling square footage for FP Movement was 3 as of April 30, 2021. There were no FP Movement stores open as of April 30, 2020.
(2)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2022 are as follows:

	January 31,	Projected	Projected	January 31,
	2021	Openings	Closings	2022
Urban Outfitters	247	18	(8)	257
Anthropologie Group	237	9	(8)	238
Free People Group (1)	149	27	(2)	174
Menus & Venues	11	—	—	11
Total Company-Owned Stores	644	54	(18)	680
Franchisee-Owned Stores	1	4	—	5
Total URBN	645	58	(18)	685
(1)	Includes 16 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 6.7% of consolidated net sales for the three months ended April 30, 2021, compared to 3.6% for the comparable period in fiscal 2021.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Subscription segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2021, compared to 1.1% for the comparable period in fiscal 2021.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2021. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2021.

Results of Operations

As a Percentage of Net Sales

Because of the material impact COVID-19 had on our business operations in fiscal 2021, including mandated store closures, this Quarterly Report on Form 10-Q includes a comparison of fiscal 2022 results to fiscal 2020, in addition to a comparison of fiscal 2022 results to fiscal 2021. Management views the comparison of fiscal 2022 results to fiscal 2020 as the more meaningful measurement of the Company’s business performance.

As a result of the COVID-19 pandemic, all of our stores were closed for a portion of the first half of fiscal 2021 (see further details under Impact of the Coronavirus Pandemic above). In addition to lost revenues, we incurred expenses that were not commensurate with the current level of sales. As a result, comparisons of expense ratios and year-over-year trends were impacted in a meaningful way.

The following table sets forth, for the periods indicated, the results of operations and the percentage of our net sales represented by certain statement of operations data. This table should be read in conjunction with the discussion that follows:

(amounts in millions)
	Three Months Ended
	April 30,
	2021	2020	2019
Net sales	$927.4	$588.5	$864.4
Cost of sales (excluding store impairment)	626.7	562.2	595.3
Store impairment	—	14.5	—
Gross profit	300.7	11.8	269.1
Selling, general and administrative expenses	227.2	210.5	229.1
Income (loss) from operations	73.5	(198.7)	40.0
Other (loss) income, net	(0.2)	0.1	2.7
Income (loss) before income taxes	73.3	(198.6)	42.7
Income tax expense (benefit)	19.8	(60.2)	10.1
Net income (loss)	$53.5	$(138.4)	$32.6

AS A PERCENTAGE OF NET SALES
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment)	67.6	95.5	68.9
Store impairment	—	2.5	—
Gross profit	32.4	2.0	31.1
Selling, general and administrative expenses	24.5	35.8	26.5
Income (loss) from operations	7.9	(33.8)	4.6
Other (loss) income, net	(0.0)	0.1	0.3
Income (loss) before income taxes	7.9	(33.7)	4.9
Income tax expense (benefit)	2.1	(10.2)	1.1
Net income (loss)	5.8%	(23.5)%	3.8%

Three Months Ended April 30, 2021 (Fiscal 2022) Compared To

Three Months Ended April 30, 2020 (Fiscal 2021)

Net sales for the first quarter of fiscal 2022 were $927.4 million, compared to $588.5 million in the first quarter of fiscal 2021. The $338.9 million increase was attributable to a $296.3 million, or 52.8%, increase in Retail segment net sales, a $41.1 million, or 196.0%, increase in Wholesale segment net sales, and an increase in Subscription segment net sales of $1.5 million. Retail segment net sales for the first quarter of fiscal 2022 accounted for 92.5% of total net sales compared to 95.3% of total net sales in the first quarter of fiscal 2021.

The increase in our Retail segment net sales during the first quarter of fiscal 2022 was due to an increase of $282.4 million, or 50.8%, in Retail segment comparable net sales, and an increase of $13.9 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 76.8% at the Free People Group, 49.8% at the Anthropologie Group and 42.4% at Urban Outfitters. Retail segment comparable net sales increased in North America, Europe and Asia. The increase in Retail segment comparable net sales was driven by double-digit growth in both retail store and digital channel sales. Net sales for the first quarter of fiscal 2021 were significantly impacted by the COVID-19 pandemic including mandated store closures for all of the Company’s stores. Positive comparable store net sales in the first quarter of fiscal 2022 resulted from an increase in store traffic, transactions, average unit selling price and units per transaction. The digital channel net sales increase was driven by an increase in sessions and average order value, while units per transaction decreased and conversion rate was about flat. The increase in non-comparable net sales was primarily due to the negative impact of the COVID-19 pandemic in the first quarter of fiscal 2021, which caused store closures and lower store productivity in the 32 new Company-owned stores opened and 13 Company-owned stores closed since the prior comparable period, and the positive impact of foreign currency translation.

The increase in Wholesale segment net sales in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was primarily due to a $36.3 million, or 180.2%, increase in sales for the Free People Group, due to most of the brand’s wholesale partners had a meaningful portion of their businesses closed during the first quarter of fiscal 2021. The segment increase was also due to an increase of $4.7 million in Urban Outfitters wholesale sales. While the Company did not exit the Anthropologie Group wholesale business until the third quarter of fiscal 2021, the COVID-19 pandemic resulted in minimal sales in the first quarter of fiscal 2021.

Gross profit percentage for the first quarter of fiscal 2022 increased to 32.4% of net sales, from 2.0% of net sales in the first quarter of fiscal 2021. Gross profit increased to $300.7 million for the first quarter of fiscal 2022 from $11.8 million in the first quarter of fiscal 2021. The increase in gross profit rate was due to the negative impacts the COVID-19 mandated store closures had on the Company’s Retail segment and its partners in the Wholesale segment in the prior year quarter. The mandated store closures resulted in a significant deleverage in store occupancy and an increase in merchandise markdowns in the prior year quarter. The Company also recorded a meaningful increase in inventory obsolescence reserves in the prior year quarter due to the impact the store closures had on the aging of the Company’s inventory. Finally, during the prior year quarter the Company recorded a $14.5 million store impairment charge.

Selling, general and administrative expenses increased by $16.6 million, or 7.9%, to $227.1 million in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 2022 to 24.5% of net sales, compared to 35.8% of net sales for the first quarter of fiscal 2021. The leverage in selling, general and administrative expenses for the three months ended April 30, 2021, was primarily related to leverage in store and field management expense due to the Company continuing to employ and pay a large portion of regional and store management teams despite store closures and reduced sales related to the COVID-19 pandemic. Additionally, in the prior year quarter the Company recorded a significant increase in allowance for doubtful accounts reserves for wholesale customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment due to the COVID-19 pandemic.

Income from operations was 7.9% of net sales, or $73.5 million, for the first quarter of fiscal 2022 compared to a loss from operations of 33.8% of net sales, or $198.7 million, for the first quarter of fiscal 2021.

Our effective tax rate for the first quarter of fiscal 2022 was an expense of 27.0% compared to a benefit of 30.3% in the first quarter of fiscal 2021.

Three Months Ended April 30, 2021 (Fiscal 2022) Compared To

Three Months Ended April 30, 2019 (Fiscal 2020)

Net sales in the first quarter of fiscal 2022 were $927.4 million, compared to $864.4 million in the first quarter of fiscal 2020. The $63.0 million increase was attributable to a $74.9 million, or 9.6%, increase in Retail segment net sales partially offset by a $19.7 million, or 24.1%, decrease in Wholesale segment net sales. The Subscription segment, which did not begin operations until July 30, 2019, contributed $7.8 million of net sales in the first quarter of fiscal 2022. Retail segment net sales for the first quarter of fiscal 2022 accounted for 92.5% of total net sales compared to 90.5% of total net sales in the first quarter of fiscal 2020.

The increase in our Retail segment net sales during the first quarter of fiscal 2022 was due to an increase of $75.2 million, or 10.0%, in Retail segment comparable net sales, partially offset by a decrease of $0.3 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 44.0% at the Free People Group, 8.5% at Urban Outfitters and 1.4% at the Anthropologie Group. Retail segment comparable net sales increased in North America, Europe and Asia. Retail segment comparable net sales increased due to double-digit growth in the digital channel, partially offset by negative retail store sales due to reduced store traffic caused by the COVID-19 pandemic and related store closures and occupancy restrictions, primarily in Europe and Canada. The digital channel net sales increase was driven by an increase in conversion rate, sessions and average order value, while units per transaction decreased. Negative comparable store net sales resulted from a decrease in store traffic and transactions, while average unit selling price and units per transaction increased. The decrease in non-comparable net sales was primarily due to lower store productivity and reduced store traffic as a result of the COVID-19 pandemic at the 58 new Company-owned stores opened and the 25 Company-owned stores and restaurants closed since the prior comparable period partially offset by the positive impact of foreign currency translation.

The decrease in Wholesale segment net sales in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2020, was primarily due to a $22.1 million, or 28.1% decrease in sales for the Free People Group, due in part to reducing the brand’s sales to promotional wholesale customers. The segment decrease was also due to a decrease of $2.2 million in Anthropologie Home sales due to the brand’s exit from the wholesale business in the third quarter of fiscal 2021, partially offset by an increase of $4.5 million in Urban Outfitters wholesale sales.

Gross profit percentage for the first quarter of fiscal 2022 increased to 32.4% of net sales, from 31.1% of net sales in the comparable quarter in fiscal 2020. Gross profit increased to $300.7 million in the first quarter of fiscal 2022 from $269.1 million in the first quarter of fiscal 2020. The increase in gross profit rate was primarily due to record low first quarter merchandise markdown rates in the Retail segment and benefits associated with negotiated rent concessions with landlords and international government assistance programs. All three brands recorded lower merchandise markdown rates with the Urban Outfitters and Free People brands achieving record low first quarter merchandise markdown rates. This was partially offset by deleverage in delivery and logistics expenses and lower initial merchandise markups. Delivery and logistics expense deleverage was primarily driven by the increased penetration of the digital channel as well as an increase in home category net sales. Lower initial merchandise markups are primarily due to higher inbound freight and logistics expenses.

Total inventory at April 30, 2021, as compared to April 30, 2019, increased by $69.4 million, or 17.0%, to $477.8 million. The increase in inventory is due to the improving sales trend as well as ongoing challenges in the supply chain. Due to extended lead times, we are bringing in product earlier to ensure we can meet our sales demand.  As a result, while Retail segment comparable inventory was down 2.6% at cost as compared to April 30, 2019, the significant increase in inventory in-transit more than offset it.

Selling, general and administrative expenses decreased by 0.8%, to $227.1 million, in the first quarter of fiscal 2022, compared to $229.0 million in the first quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 2022 to 24.5% of net sales, compared to 26.5% of net sales for the first quarter of fiscal 2020. The leverage in selling, general and administrative expenses as a rate to sales and decrease in dollars was primarily related to disciplined store payroll management and overall expense control. This was partially offset by an increase in digital marketing expenses during the quarter to support the strong digital sales and customer growth.

Income from operations was 7.9% of net sales, or $73.5 million, for the first quarter of fiscal 2022 compared to 4.6% of net sales, or $40.0 million, for the first quarter of fiscal 2020.

Our effective tax rate for the first quarter of fiscal 2022 was 27.0% compared to 23.7% in the first quarter of fiscal 2020. The change in effective tax rate for the first quarter of fiscal 2022 was primarily due to the ratio of foreign taxable losses to global taxable profits and a lower benefit of equity activity compared to the first quarter of fiscal 2020.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	April 30,	January 31,	April 30,	April 30,
	2021	2021	2020	2019
Cash, cash equivalents and marketable securities	$629.4	$694.0	$667.1	$614.3
Short-term debt	—	—	220.0	—
Working capital	389.4	317.2	293.4	491.1

	Three Months Ended
	April 30,
	2021	2020	2019
Net cash provided by (used in) operating activities	$37.1	$(59.7)	$25.9
Net cash (used in) provided by investing activities	(63.6)	222.2	(15.9)
Net cash (used in) provided by financing activities	(6.3)	209.2	(75.7)

The increase in working capital as of April 30, 2021 as compared to January 31, 2021 was due to timing of disbursements. The increase in working capital as of April 30, 2021 as compared to April 30, 2020 was due to the increase of cash, cash equivalents and short-term marketable securities less repayment of short-term debt. The decrease in working capital as of April 30, 2021 as compared to April 30, 2019 was due to higher accrued incentive compensation as of April 30, 2021 and timing of other disbursements.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Additionally, during the first quarter of fiscal 2021, and in response to the COVID-19 pandemic, we borrowed $220.0 million under our Amended Credit Facility to further protect our cash reserves. We subsequently repaid the entire $220.0 million during the second and third quarters of fiscal 2021. Our primary uses of cash have been to fund business operations, purchase inventory, expand our home offices and fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. Mandated store closures and lower store productivity caused by the COVID-19 pandemic resulted in cash used in operating activities during the first quarter of fiscal 2021, compared to cash provided by operating activities during the first quarters of fiscal 2022 and 2020. This was primarily driven by the net loss incurred in the first quarter of fiscal 2021 due to the negative impact that the

COVID-19 pandemic had on the Company’s operations. Although the Company’s stores were closed for part of the first quarter of fiscal 2021, the Company continued to incur various store operational costs, such as employee costs and costs for a large portion of its regional and store management teams despite store closures and reduced sales during the COVID-19 pandemic.

Cash Flows from Investing Activities

Cash used in investing activities in the first quarters of fiscal 2022 and fiscal 2020 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Net liquidations of our marketable securities portfolio in the first quarter of fiscal 2021 were primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio in the fourth quarter of fiscal 2021. Cash paid for property and equipment in the first quarter of fiscal 2022, 2021 and 2020 was $42.6 million, $43.5 million and $37.7 million, respectively, which was primarily used to expand our fulfillment center network in all periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first quarter of fiscal 2022 primarily related to repurchases of our common shares from employees to meet minimum statutory withholding requirements. Cash provided from financing activities during the first quarter of fiscal 2021 was primarily due to borrowings of $220.0 million under our Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. The borrowings were subsequently repaid in the second and third quarters of fiscal 2021. During the first quarter of fiscal 2021, the Company also repurchased $7.0 million of shares under our share repurchase programs prior to the known spread of the COVID-19 pandemic in the United States, which forced the Company to close its stores for an extended period of time. Cash used in financing activities in the first quarter of fiscal 2020 primarily related to $71.2 million of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 During fiscal 2022, we plan to continue construction on a new omni-channel fulfillment center in Kansas City, Kansas, finalize setup of material handling equipment at our new omni-channel fulfillment center in Europe, open approximately 54 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2022, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2022 to be approximately $250 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2022 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the COVID-19 pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2021. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on April 1, 2021, for our risk factors.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2021, filed with the Securities and Exchange Commission on June 9, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2021	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 9, 2021	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer