Form 10-Q
period 2021-07-31
URBAN OUTFITTERS INC
filed 2021-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2021

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

Common shares, $0.0001 par value—98,363,862 shares outstanding on September 3, 2021.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$464,811	$395,635	$662,860
Marketable securities	156,982	174,695	501
Accounts receivable, net of allowance for doubtful accounts of $1,302, $4,028 and $4,123, respectively	94,402	89,952	60,441
Inventory	483,148	389,618	351,771
Prepaid expenses and other current assets	196,070	173,432	195,393
Total current assets	1,395,413	1,223,332	1,270,966
Property and equipment, net	1,047,751	967,422	889,126
Operating lease right-of-use assets	1,068,919	1,114,762	1,134,678
Marketable securities	113,249	123,662	9,216
Deferred income taxes and other assets	117,556	117,167	121,292
Total Assets	$3,742,888	$3,546,345	$3,425,278
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,245	$237,386	$207,261
Current portion of operating lease liabilities	243,338	254,703	270,326
Accrued expenses, accrued compensation and other current liabilities	462,782	414,043	293,629
Total current liabilities	946,365	906,132	771,216
Non-current portion of operating lease liabilities	1,030,212	1,074,009	1,102,250
Long-term debt	—	—	120,000
Deferred rent and other liabilities	96,891	88,846	81,219
Total Liabilities	2,073,468	2,068,987	2,074,685
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 98,357,090, 97,815,985 and 97,779,586 shares issued and outstanding, respectively	10	10	10
Additional paid-in-capital	26,581	19,360	9,956
Retained earnings	1,655,917	1,475,108	1,369,830
Accumulated other comprehensive loss	(13,088)	(17,120)	(29,203)
Total Shareholders’ Equity	1,669,420	1,477,358	1,350,593
Total Liabilities and Shareholders’ Equity	$3,742,888	$3,546,345	$3,425,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net sales	$1,157,725	$803,266	$2,085,140	$1,391,749
Cost of sales (excluding store impairment)	722,460	565,228	1,349,224	1,127,340
Store impairment	—	—	—	14,528
Gross profit	435,265	238,038	735,916	249,881
Selling, general and administrative expenses	269,412	168,619	496,560	379,197
Income (loss) from operations	165,853	69,419	239,356	(129,316)
Other loss, net	(1,797)	(533)	(1,952)	(371)
Income (loss) before income taxes	164,056	68,886	237,404	(129,687)
Income tax expense (benefit)	36,794	34,486	56,595	(25,645)
Net income (loss)	$127,262	$34,400	$180,809	$(104,042)
Net income (loss) per common share:
Basic	$1.29	$0.35	$1.84	$(1.06)
Diluted	$1.28	$0.35	$1.82	$(1.06)
Weighted-average common shares outstanding:
Basic	98,315,441	97,778,749	98,213,555	97,843,796
Diluted	99,601,292	98,104,918	99,463,468	97,843,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net income (loss)	$127,262	$34,400	$180,809	$(104,042)
Other comprehensive income (loss):
Foreign currency translation	(1,394)	11,765	4,028	(852)
Change in unrealized gains (losses) on marketable securities, net of tax	47	(43)	4	(347)
Total other comprehensive income (loss)	(1,347)	11,722	4,032	(1,199)
Comprehensive income (loss)	$125,915	$46,122	$184,841	$(105,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2021	98,235,127	$10	$17,585	$1,528,655	$(11,741)	$1,534,509
Comprehensive income	—	—	—	127,262	(1,347)	125,915
Share-based compensation	—	—	7,398	—	—	7,398
Share-based awards	125,800	—	1,742	—	—	1,742
Share repurchases	(3,837)	—	(144)	—	—	(144)
Balances as of July 31, 2021	98,357,090	$10	$26,581	$1,655,917	$(13,088)	$1,669,420

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2020	97,777,322	$10	$3,593	$1,335,430	$(40,925)	$1,298,108
Comprehensive income	—	—	—	34,400	11,722	46,122
Share-based compensation	—	—	6,385	—	—	6,385
Share-based awards	3,334	—	—	—	—	—
Share repurchases	(1,070)	—	(22)	—	—	(22)
Balances as of July 31, 2020	97,779,586	$10	$9,956	$1,369,830	$(29,203)	$1,350,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	180,809	4,032	184,841
Share-based compensation	—	—	11,968	—	—	11,968
Share-based awards	763,636	—	2,815	—	—	2,815
Share repurchases	(222,531)	—	(7,562)	—	—	(7,562)
Balances as of July 31, 2021	98,357,090	$10	$26,581	$1,655,917	$(13,088)	$1,669,420

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive (loss)	—	—	—	(104,042)	(1,199)	(105,241)
Share-based compensation	—	—	11,257	—	—	11,257
Share-based awards	440,508	—	—	—	—	—
Share repurchases	(637,737)	—	(10,778)	—	—	(10,778)
Balances as of July 31, 2020	97,779,586	$10	$9,956	$1,369,830	$(29,203)	$1,350,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$180,809	$(104,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,223	53,388
Non-cash lease expense	95,097	97,655
Benefit for deferred income taxes	(1,275)	(17,074)
Share-based compensation expense	11,968	11,257
Store impairment	—	14,528
Loss on disposition of property and equipment, net	121	679
Changes in assets and liabilities:
Receivables	(4,349)	27,912
Inventory	(93,049)	58,002
Prepaid expenses and other assets	4,272	(62,170)
Payables, accrued expenses and other liabilities	61,586	94,196
Operating lease liabilities	(111,210)	(59,115)
Net cash provided by operating activities	195,193	115,216
Cash flows from investing activities:
Cash paid for property and equipment	(105,624)	(72,103)
Cash paid for marketable securities	(165,927)	(92,949)
Sales and maturities of marketable securities	148,582	383,056
Net cash (used in) provided by investing activities	(122,969)	218,004
Cash flows from financing activities:
Borrowings under debt	—	220,000
Repayments of debt	—	(100,000)
Proceeds from the exercise of stock options	2,815	—
Share repurchases related to share repurchase program	—	(7,036)
Share repurchases related to taxes for share-based awards	(7,562)	(3,742)
Net cash (used in) provided by financing activities	(4,747)	109,222
Effect of exchange rate changes on cash and cash equivalents	1,699	(1,421)
Increase in cash and cash equivalents	69,176	441,021
Cash and cash equivalents at beginning of period	395,635	221,839
Cash and cash equivalents at end of period	$464,811	$662,860
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$42,767	$11,287
Non-cash investing activities—Accrued capital expenditures	$60,168	$2,710

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2022 will end on January 31, 2022.

Historically and for the six months ended July 31, 2021, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the six months ended July 31, 2020, however, the Company computed its provision for income taxes under the discrete method which allowed the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. The discrete method was determined to be an appropriate method for estimating the tax provision for the six months ended July 31, 2020 as it provided a reliable estimate as opposed to changes in estimated "ordinary" income or loss which would have resulted in significant fluctuations when estimating the annual effective tax rate.

Recent Accounting Pronouncements

The Company has considered all new accounting standards updates issued by the Financial Accounting Standards Board (“FASB”) and has concluded that there are no recent accounting standard updates that will have a material impact on its consolidated financial statements and related disclosures.

2. Impact of the Coronavirus Pandemic

Impact on Fiscal 2021

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. On March 14, 2020, the Company announced that it temporarily closed all stores, offices and showrooms globally. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but did so with additional safety procedures and enhanced cleaning measures in place to protect the health of employees. All other corporate and showroom employees worked remotely.

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

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivables, and non-cash charges, primarily store impairment charges. For further discussion of such reserves and non-cash charges for the first six months of fiscal 2021 and the full year impact on fiscal 2021, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020, filed with the SEC on September 9, 2020, and the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

As a result of the COVID-19 pandemic, certain governments implemented programs (some of which expired in fiscal 2021) to encourage companies to retain and pay employees that were unable to work or were limited in the work they could perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs during the second quarter and remainder of fiscal 2021 and recorded the benefit as an offset to selling, general and administrative expenses or to store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first half of fiscal 2022 due to reduced store traffic as closures and occupancy restrictions continued primarily in Europe and Canada. During the second quarter of fiscal 2022, all remaining COVID-19 related store closures in Europe and Canada expired, although some capacity restrictions remain continued in certain European and Canadian stores.

The Company continued to qualify for certain government assistance programs that partially offset related expenses in locations impacted by closures during fiscal 2022, but as of July 31, 2021, the Company no longer qualified for such programs in the United States and Canada. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Future Operations

The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. Additionally, the Company is experiencing some COVID-19 supply chain disruptions from sourcing and inventory receipt delays, as well as an increase in inbound freight costs. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to the Company’s Wholesale segment customers and franchisees. For the six month period ended July 31, 2021, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, was $89,952 and $94,402, respectively. For the six month period ended July 31, 2020, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, was $88,288 and $60,441, respectively. During the three month period ended July 31, 2020, the Company reduced the allowance for doubtful accounts by $2,200 due to the collection of certain outstanding receivable balances for Wholesale segment customer accounts, resulting in a net increase in the allowance for doubtful accounts of $3,600 for the six months ended July 31, 2020. During the remainder of fiscal 2021 and the first quarter of fiscal 2022, the Company continued to reduce the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2021, the opening and closing balances of contract liabilities were $61,986 and $63,375, respectively. For the six month period ended July 31, 2020, the opening and closing balances of contract liabilities were $52,926 and $47,709, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2021, the Company recognized $21,325 of revenue that was included in the contract liability balance at the beginning of the period. During the six month period ended July 31, 2020, the Company recognized $18,781 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2021, January 31, 2021 and July 31, 2020 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2021
Short-term Investments:
Municipal and pre-refunded municipal bonds	$122,173	$14	$(87)	$122,100
Corporate bonds	28,808	2	(24)	28,786
Commercial paper	6,096	—	—	6,096
	157,077	16	(111)	156,982
Long-term Investments:
Municipal and pre-refunded municipal bonds	40,069	34	(56)	$40,047
Corporate bonds	61,646	4	(159)	61,491
Mutual funds, held in rabbi trust	11,610	143	(42)	11,711
	113,325	181	(257)	113,249
	$270,402	$197	$(368)	$270,231
As of January 31, 2021
Short-term Investments:
Municipal and pre-refunded municipal bonds	$127,097	$11	$(53)	$127,055
Corporate bonds	38,695	1	(48)	38,648
Commercial paper	8,992	—	—	8,992
	174,784	12	(101)	174,695
Long-term Investments:
Municipal and pre-refunded municipal bonds	53,134	17	(46)	53,105
Corporate bonds	59,890	3	(129)	59,764
Mutual funds, held in rabbi trust	10,827	20	(54)	10,793
	123,851	40	(229)	123,662
	$298,635	$52	$(330)	$298,357

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2020
Short-term Investments:
Municipal and pre-refunded municipal bonds	$210	$—	$—	$210
Corporate bonds	291	—	—	291
	501	—	—	501
Long-term Investments:
Municipal and pre-refunded municipal bonds	53	1	—	54
Corporate bonds	30	—	—	30
Mutual funds, held in rabbi trust	8,767	365	—	9,132
	8,850	366	—	9,216
	$9,351	$366	$—	$9,717

Proceeds from the sales and maturities of available-for-sale securities were $148,582 and $383,056 for the six months ended July 31, 2021 and 2020, respectively. The Company initially liquidated its marketable securities portfolio in the six months ended July 31, 2020 primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio by January 31, 2021. The Company included in “Other loss, net,” in the Condensed Consolidated Statements of Operations, a net realized gain of $4 for the three and six months ended July 31, 2021, and a net realized gain of $34 and a net realized loss of $420 for the three and six months ended July 31, 2020, respectfully. Amortization of discounts and premiums, net, resulted in a reduction of “Other loss, net” of $1,398 and $2,736 for the three and six months ended July 31, 2021, respectively, and $208 and $617 for the three and six months ended July 31, 2020, respectfully. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other loss, net” in the Condensed Consolidated Statements of Operations.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$162,147	$—	$162,147
Corporate bonds	—	90,277	—	90,277
Mutual funds, held in rabbi trust	11,711	—	—	11,711
Commercial paper	—	6,096	—	6,096
	$11,711	$258,520	$—	$270,231

	Marketable Securities Fair Value as of
	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$—	$180,160	$—	$180,160
Corporate bonds	—	98,412	—	98,412
Mutual funds, held in rabbi trust	10,793	—	—	10,793
Commercial paper	—	8,992	—	8,992
	$10,793	$287,564	$—	$298,357

	Marketable Securities Fair Value as of
	July 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal and pre-refunded municipal bonds	$264	$—	$—	$264
Corporate bonds	321	—	—	321
Mutual funds, held in rabbi trust	9,132	—	—	9,132
	9,717	—	—	9,717

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2021, January 31, 2021 and July 31, 2020.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2021, January 31, 2021 and July 31, 2020, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. During the three months ended July 31, 2020, impairment charges were zero, however, during the six months ended July 31, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the COVID-19 pandemic. These assets were written down to a fair value resulting in impairment charges of $14,528 across 39 retail locations, with a carrying value after impairment of $96,523 related to the right-of-use assets.

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

As of July 31, 2021, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed $220,000 during the first quarter of fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. The Company repaid $100,000 during the three months ended July 31, 2020 and repaid the remaining $120,000 during the three months ended October 31, 2020. As of May 31, 2020, the availability under the Amended Credit Agreement had been reduced to a level that triggered measurement of the Company’s Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio covenant was not met as of May 31, 2021. The Company obtained a waiver effective through September 15, 2020 to cure the technical default. As of July 31, 2021, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit

Facility, were $13,501. Interest expense for the Amended Credit Facility for the six months ended July 31, 2021 and July 31, 2020, was $520 and $1,976, respectively, which was included in “Other loss, net,” in the Condensed Consolidated Statements of Income.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $67,794 and $136,502 during the three and six months ended July 31, 2021, respectively, and $69,183 and $137,193 during the three and six months ended July 31, 2020, respectively. Total variable lease costs were $28,179 and $48,681 during the three and six months ended July 31, 2021, respectively, and $23,154 and $51,594 during the three and six months ended July 31, 2020, respectively. Short-term lease costs and sublease income were not material during the three and six months ended July 31, 2021 and July 31, 2020.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of July 31, 2021:

Operating
Leases
Fiscal Year
2022 (excluding the six months ended July 31, 2021)	$174,494
2023	266,195
2024	227,951
2025	193,491
2026	152,539
Thereafter	408,528
Total undiscounted future minimum lease payments	1,423,198
Less imputed interest	(149,648)
Total discounted future minimum lease payments	$1,273,550

As of July 31, 2021, the Company had commitments of approximately $3,007 not included in the amounts above related to two executed but not yet commenced leases.

In response to the COVID-19 pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amounts withheld at July 31, 2021 and 2020 were included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

During the six months ended July 31, 2021, the Company received rent concessions for a number of stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company in fiscal 2022 and 2021 as either negative variable rent or lease modifications have not had a material impact on the Company’s Condensed Consolidated Financial Statements.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, for the three and six months ended July 31, 2021 and 2020, was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Stock Options	$—	$129	$—	$471
Performance Stock Units	1,527	894	1,926	1,044
Restricted Stock Units	5,871	5,362	10,042	9,742
Total	$7,398	$6,385	$11,968	$11,257

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2021 was as follows:

	Six Months Ended
	July 31, 2021
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Performance Stock Units	213,750	$38.15
Restricted Stock Units	1,010,250	$37.58
Total	1,224,000

During the six months ended July 31, 2021, 100,000 stock options were exercised, 70,001 PSU’s vested and 593,635 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2021 was as follows:

	July 31, 2021
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$—	—
Performance Stock Units	8,812	2.5
Restricted Stock Units	45,839	2.3
Total	$54,651

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Number of common shares repurchased and subsequently retired	—	—	—	482,003
Total cost	$—	$—	$—	$7,036
Average cost per share, including commissions	$—	$—	$—	$14.60

The shares repurchased during the six months ended July 31, 2020, were prior to the known spread of the COVID-19 pandemic in the United States, which forced the Company to close its stores for an extended period of time. The Company temporarily suspended all share repurchase activity under the programs during fiscal 2021.

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of July 31, 2021, 25,851,954 common shares were remaining under the programs.

During the six months ended July 31, 2021, the Company acquired and subsequently retired 222,531 common shares at a total cost of $7,562 from employees to meet minimum statutory tax withholding requirements. During the six months ended July 31, 2020, the Company acquired and subsequently retired 155,734 common shares at a total cost of $3,742 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31, 2021			Six Months Ended July 31, 2021
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(11,528)	$(213)	$(11,741)	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	(1,394)	43	(1,351)	4,028	—	4,028
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	4	—	4	4
Net current-period other comprehensive income (loss)	(1,394)	47	(1,347)	4,028	4	4,032
Balance at end of period	$(12,922)	$(166)	$(13,088)	$(12,922)	$(166)	$(13,088)

	Three Months Ended July 31, 2020			Six Months Ended July 31, 2020
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(40,945)	$20	$(40,925)	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	11,765	(77)	11,688	(852)	73	(779)
Amounts reclassified from accumulated other comprehensive income (loss)	—	34	34	—	(420)	(420)
Net current-period other comprehensive income (loss)	11,765	(43)	11,722	(852)	(347)	(1,199)
Balance at end of period	$(29,180)	$(23)	$(29,203)	$(29,180)	$(23)	$(29,203)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other loss, net” in the Condensed Consolidated Statements of Operations.

11. Net Income (Loss) per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Basic weighted-average common shares outstanding	98,315,441	97,778,749	98,213,555	97,843,796
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,285,851	326,169	1,249,913	—
Diluted weighted-average shares outstanding	99,601,292	98,104,918	99,463,468	97,843,796

For the three months ended July 31, 2021 and 2020, awards to purchase 160,000 common shares ranging in price from $38.09 to $46.42 and 560,000 common shares ranging in price from $18.81 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the six months ended July 31, 2021, awards to purchase 180,000 common shares ranging in price from $35.85 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. As a result of the net loss for the six months ended July 31, 2020, all share-based awards were excluded from the calculation of diluted loss per share and therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2021 and July 31, 2020, were 30,001 and 706,794 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net sales
Retail operations	$1,089,022	$757,471	$1,946,508	$1,318,703
Wholesale operations	61,985	49,877	128,563	75,589
Subscription operations	9,939	4,672	17,759	10,942
Intersegment elimination	(3,221)	(8,754)	(7,690)	(13,485)
Total net sales	$1,157,725	$803,266	$2,085,140	$1,391,749
Income (loss) from operations
Retail operations	$176,829	$58,405	$250,874	$(77,096)
Wholesale operations	9,099	14,161	23,279	(31,467)
Subscription operations	(3,618)	(4,611)	(6,900)	(10,575)
Intersegment elimination	264	(84)	345	(494)
Total segment operating income (loss)	182,574	67,871	267,598	(119,632)
General corporate expenses	(16,721)	1,548	(28,242)	(9,684)
Total income (loss) from operations	$165,853	$69,419	$239,356	$(129,316)

(1)	General corporate expenses during the three and six months ended July 31, 2020 benefitted from the recognition of COVID-19 related government relief packages in the three months ended July 31, 2020.

	July 31,	January 31,	July 31,
	2021	2021	2020
Inventory
Retail operations	$438,144	$348,797	$321,885
Wholesale operations	45,004	40,821	29,886
Total inventory	$483,148	$389,618	$351,771
Rental product, net (1)
Subscription operations	$10,900	$11,857	$15,764
Total rental product, net	$10,900	$11,857	$15,764

(1) Rental product, net is included in “Deferred income taxes and other assets” in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,016,644	$938,020	$859,188
Wholesale operations	1,762	2,096	2,375
Subscription operations	29,345	27,306	27,563
Total property and equipment, net	$1,047,751	$967,422	$889,126

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net sales
Apparel (1)	$777,912	$507,930	$1,385,714	$878,277
Home (2)	188,298	156,621	361,684	266,420
Accessories (3)	135,620	89,751	237,274	159,944
Other (4)	55,895	48,964	100,468	87,108
Total net sales	$1,157,725	$803,266	$2,085,140	$1,391,749

As a percentage of net sales
Apparel (1)	67%	63%	67%	63%
Home (2)	16%	19%	17%	19%
Accessories (3)	12%	12%	11%	12%
Other (4)	5%	6%	5%	6%
Total net sales	100%	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2021	2021	2020
Property and equipment, net
Domestic operations	$844,912	$768,440	$722,934
Foreign operations	202,839	198,982	166,192
Total property and equipment, net	$1,047,751	$967,422	$889,126

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net Sales
Domestic operations	$998,580	$709,697	$1,825,375	$1,233,253
Foreign operations	159,145	93,569	259,765	158,496
Total net sales	$1,157,725	$803,266	$2,085,140	$1,391,749

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the impacts of public health crises such as the coronavirus (COVID-19) pandemic, overall economic and market conditions and worldwide political events and the resultant impact on consumer spending patterns, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom’s withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed on April 1, 2021. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

Impact of the Coronavirus Pandemic

Impact on Fiscal 2021

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. On March 14, 2020, the

Company announced that it temporarily closed all stores, offices and showrooms globally. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations but did so with additional safety procedures and enhanced cleaning measures in place to protect the health of employees. All other corporate and showroom employees worked remotely.

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

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivables, and non-cash charges, primarily store impairment charges. For further discussion of such reserves and non-cash charges for the first six months of fiscal 2021 and the full year impact on fiscal 2021, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020, filed with the SEC on September 9, 2020, and the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

As a result of the COVID-19 pandemic, certain governments implemented programs (some of which expired in fiscal 2021) to encourage companies to retain and pay employees that were unable to work or were limited in the work they could perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs during the second quarter and remainder of fiscal 2021 and recorded the benefit as an offset to selling, general and administrative expenses or to store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first half of fiscal 2022 due to reduced store traffic as closures and occupancy restrictions continued primarily in Europe and Canada. During the second quarter of fiscal 2022, all remaining COVID-19 related store closures in Europe and Canada expired, although some capacity restrictions remain continued in certain European and Canadian stores.

The Company continued to qualify for certain government assistance programs that partially offset related expenses in locations impacted by closures during fiscal 2022, but as of July 31, 2021 the Company no longer qualified for such programs in the United States and Canada. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Future Operations

The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. Additionally, the Company is experiencing some COVID-19 supply chain disruptions from sourcing and inventory receipt delays, as well as an increase in inbound freight costs. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed or in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, sells merchandise through franchisee-owned stores in the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American Retail segment net sales accounted for approximately 28.8% of consolidated net sales for the six months ended July 31, 2021, compared to approximately 31.9% for the comparable period in fiscal 2021. European and Asian Retail segment net sales accounted for 8.7% of consolidated net sales for the six months ended July 31, 2021, compared to approximately 8.2% for the comparable period in fiscal 2021.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, head pieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through a franchisee-owned store in the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie

Group’s North American Retail segment net sales accounted for approximately 36.7% of consolidated net sales for the six months ended July 31, 2021, compared to approximately 36.3% for the comparable period in fiscal 2021. European and Asian Retail segment net sales accounted for 1.9% of consolidated net sales for the six months ended July 31, 2021, compared to approximately 1.7% for the comparable period in fiscal 2021.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Free People Group’s North American Retail segment net sales accounted for approximately 16.2% of consolidated net sales for the six months ended July 31, 2021, compared to approximately 15.5% for the comparable period in fiscal 2021. European and Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2021 and the comparable period in fiscal 2021.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2021 and the comparable period in fiscal 2021.

Net sales from the Retail segment accounted for approximately 93.4% of consolidated net sales for the six months ended July 31, 2021, compared to 94.8% for the comparable period in fiscal 2021.

Store data for the six months ended July 31, 2021 was as follows:

	January 31,	Stores	Stores	July 31,
	2021	Opened	Closed	2021
Urban Outfitters
United States	174	5	(1)	178
Canada	17	1	—	18
Europe	56	3	—	59
Urban Outfitters Global Total	247	9	(1)	255
Anthropologie Group
United States	204	2	(2)	204
Canada	11	—	—	11
Europe	22	2	—	24
Anthropologie Group Global Total	237	4	(2)	239
Free People Group
United States (1)	138	14	(1)	151
Canada	6	—	(1)	5
Europe	5	1	—	6
Free People Group Global Total	149	15	(2)	162
Menus & Venues
United States	11	—	(1)	10
Menus & Venues Total	11	—	(1)	10
Total Company-Owned Stores	644	28	(6)	666
Franchisee-Owned Stores (2)	1	2	—	3
Total URBN	645	30	(6)	669
(1)	7 FP Movement stores were opened during the six months ended July 31, 2021. 9 FP Movement stores were open as of July 31, 2021.
(2)	Franchisee-owned stores are located in the United Arab Emirates.

Selling square footage by brand as of July 31, 2021 and 2020 was as follows:

	July 31,	July 31,
	2021	2020	Change
Selling square footage (in thousands):
Urban Outfitters	2,238	2,212	1.2%
Anthropologie Group	1,820	1,793	1.5%
Free People Group (1)	352	321	9.7%
Total URBN (2)	4,410	4,326	1.9%
(1)	Selling square footage for FP Movement was 12 as of July 31, 2021. There were no FP Movement stores open as of July 31, 2020.
(2)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2022 are as follows:

	January 31,	Projected	Projected	January 31,
	2021	Openings	Closings	2022
Urban Outfitters	247	17	(4)	260
Anthropologie Group	237	9	(9)	237
Free People Group (1)	149	28	(3)	174
Menus & Venues	11	—	(1)	10
Total Company-Owned Stores	644	54	(17)	681
Franchisee-Owned Stores	1	2	—	3
Total URBN	645	56	(17)	684
(1)	Includes 16 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 5.8% of consolidated net sales for the six months ended July 31, 2021, compared to 4.5% for the comparable period in fiscal 2021.

Subscription Segment

Our Subscription segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Subscription segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2021 and the comparable period in fiscal 2021.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2021. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2021.

Results of Operations

As a Percentage of Net Sales

Because of the material impact COVID-19 had on our business operations in fiscal 2021, including mandated store closures, the following financial highlights have been provided as a comparison of fiscal 2022 results to fiscal 2020. Management views the comparison of fiscal 2022 results to fiscal 2020 as a meaningful measurement of the Company’s business performance.

•

Total net sales increased 20.3% over the second quarter of fiscal 2020 and increased 14.1% over the first half of fiscal 2020, setting records for net sales in dollars for the respective periods. Both increases were driven by an increase in comparable Retail segment net sales, partially offset by a decline in Wholesale segment net sales.

•

Gross profit rate improved to 37.6% for the second quarter of fiscal 2022 and 35.3% for the first half of fiscal 2022, compared to 32.8% for the second quarter of fiscal 2020 and 32.0% for the first half of fiscal 2020. The improvement in both periods was primarily driven by record low merchandise markdowns for the respective periods and improved leverage in store occupancy expense due to the increased penetration of the digital channel in Retail segment net sales, partially offset by an increase in delivery and logistics expenses.

•	As of July 31, 2021, total inventory increased by $43.1 million, or 9.8%, compared to total inventory as of July 31, 2019.
•

Selling, general and administrative expenses expressed as a percentage of sales decreased to 23.3% for the second quarter of fiscal 2022 and 23.8% for the first half of fiscal 2022, compared to 24.7% for the second quarter of fiscal 2020 and 25.5% for the first half of fiscal 2020. The leverage was primarily related to disciplined store payroll management and overall expense control, partially offset by deleverage in digital marketing and creative expenses during the quarter to drive overall customer growth and strong digital sales.

•

Income from operations expressed as a percentage of net sales improved to 14.3% for the second quarter of fiscal 2022 and 11.5% for the first half of fiscal 2022, compared to 8.1% for the second quarter of fiscal 2020 and 6.5% for the first half of fiscal 2020.

The tables below set forth, for the periods indicated, the results of operations and the percentage of our net sales represented by certain statement of operations data. The tables should be read in conjunction with the discussions that follow. As a result of the COVID-19 pandemic, all of our stores were closed for a portion of the first half of fiscal 2021 (see further details under Impact of the Coronavirus Pandemic above). In addition to lost revenues, we incurred expenses that were not commensurate with the current level of sales. As a result, comparisons of expense ratios and year-over-year trends were impacted in a meaningful way.

Three Months Ended July 31, 2021 (Fiscal 2022) Compared To

Three Months Ended July 31, 2020 (Fiscal 2021)

(amounts in millions)	Three Months Ended
	July 31,
	2021		2020
Net sales	$1,157.7	100.0%	$803.3	100.0%
Cost of sales	722.4	62.4	565.3	70.4
Gross profit	435.3	37.6	238.0	29.6
Selling, general and administrative expenses	269.4	23.3	168.6	21.0
Income from operations	165.9	14.3	69.4	8.6
Other loss, net	(1.8)	(0.1)	(0.5)	(0.0)
Income before income taxes	164.1	14.2	68.9	8.6
Income tax expense	36.8	3.2	34.5	4.3
Net income	$127.3	11.0%	$34.4	4.3%

Net sales for the second quarter of fiscal 2022 were $1,157.7 million, compared to $803.3 million in the second quarter of fiscal 2021. The $354.4 million increase was attributable to a $331.5 million, or 43.8%, increase in Retail segment net sales, a $17.6 million, or 42.9%, increase in Wholesale segment net sales and an increase in Subscription segment net sales of $5.3 million. Retail segment net sales for the second quarter of fiscal 2022 accounted for 94.1% of total net sales compared to 94.3% of total net sales in the second quarter of fiscal 2021.

The increase in our Retail segment net sales during the second quarter of fiscal 2022 was due to an increase of $301.2 million, or 39.9%, in Retail segment comparable net sales, and an increase of $30.3 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 51.3% at the Anthropologie Group, 36.9% at the Free People Group and 29.8% at Urban Outfitters. Retail segment comparable net sales increased in North America, Europe and Asia. The increase in Retail segment comparable net sales was driven by triple-digit growth in retail store sales partially offset by low single-digit negative digital channel sales. Net sales for the three months ended July 31, 2020, were significantly impacted by store closures and reduced store traffic in reopened locations and significant growth in our digital channel. As a result, the relative proportion of sales attributable to store and digital channels changed significantly. Positive comparable store net sales in the second quarter of fiscal 2022 resulted from an increase in store traffic, transactions and average unit selling price, while units per transaction declined. The digital channel net sales decline was driven by a decrease in sessions and units per transaction, while average order value increased and conversion rate was flat. The increase in non-comparable net sales was primarily due to the negative impact of the COVID-19 pandemic in the second quarter of fiscal 2021, which resulted in store closures and lower store productivity in the 44 new Company-owned stores opened and 15 Company-owned stores and restaurants closed since the prior comparable period. The benefit from foreign currency translation in the second quarter of fiscal 2022 also contributed to the increase in non-comparable net sales.

The increase in Wholesale segment net sales in the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, was primarily due to a $14.4 million, or 36.8%, increase in sales for the Free People Group, due to a significant number of the brand’s wholesale partners having had a meaningful portion of their businesses negatively impacted by the COVID-19 pandemic during the second quarter of fiscal 2021. The segment increase was also due to an increase of $4.1 million in Urban Outfitters wholesale sales.

Gross profit percentage for the second quarter of fiscal 2022 increased to 37.6% of net sales, from 29.6% of net sales in the second quarter of fiscal 2021. Gross profit increased to $435.3 million for the second quarter of fiscal 2022 from $238.0 million in the second quarter of fiscal 2021. The increase in gross profit rate and dollars was due to the significant negative impact of COVID-19 related store closures on the Company’s Retail segment and its partners in the Wholesale segment in the prior year quarter. Additionally, the Company recorded record low second quarter merchandise markdown rates in the Retail segment during the three months ended July 31, 2021, further contributing to the improvement over the prior year quarter.

Selling, general and administrative expenses increased by $100.8 million, or 59.8%, to $269.4 million in the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2022 to 23.3% of net sales, compared to 21.0% of net sales for the second quarter of fiscal 2021. The increase in selling, general and administrative expenses was primarily related to direct selling expenses and digital marketing expenses to support the increase in net sales, higher incentive-based compensation due to the impacts of COVID-19 on the prior year period and the benefits associated with COVID-19 related government relief packages recorded in the prior year period. The deleverage in selling, general and administrative expenses for the three months ended July 31, 2021 is primarily due to the benefit of COVID-19 related government relief packages recorded in the prior year quarter.

Income from operations was 14.3% of net sales, or $165.9 million, for the second quarter of fiscal 2022 compared to 8.6% of net sales, or $69.4 million, for the second quarter of fiscal 2021.

Our effective tax rate for the second quarter of fiscal 2022 was 22.4% compared to 50.1% in the second quarter of fiscal 2021. The higher effective tax rate in the second quarter of fiscal 2021 was due to the partial reversal of the tax benefit recorded in the first quarter of fiscal 2021 based on the improved company performance in the second quarter of fiscal 2021.

Six Months Ended July 31, 2021 (Fiscal 2022) Compared To

Six Months Ended July 31, 2020 (Fiscal 2021)

(amounts in millions)	Six Months Ended
	July 31,
	2021		2020
Net sales	$2,085.1	100.0%	$1,391.7	100.0%
Cost of sales (excluding store impairment)	1,349.2	64.7	1,127.3	81.0
Store impairment	—	—	14.5	1.0
Gross profit	735.9	35.3	249.9	18.0
Selling, general and administrative expenses	496.5	23.8	379.2	27.3
Income (loss) from operations	239.4	11.5	(129.3)	(9.3)
Other loss, net	(2.0)	(0.1)	(0.4)	—
Income (loss) before income taxes	237.4	11.4	(129.7)	(9.3)
Income tax expense (benefit)	56.6	2.7	(25.7)	(1.8)
Net income (loss)	$180.8	8.7%	$(104.0)	(7.5)%

Net sales for the six months ended July 31, 2021 were $2.09 billion, compared to $1.39 billion in the comparable period of fiscal 2021. The $693.4 million increase was attributable to a $627.8 million, or 47.6%, increase in Retail segment net sales and a $58.8 million, or 94.6%, increase in Wholesale segment net sales and an increase in Subscription segment net sales of $6.8 million. Retail segment net sales for the six months ended July 31, 2021 accounted for 93.4% of total net sales compared to 94.8% of total net sales in the six months ended July 31, 2020.

The increase in our Retail segment net sales during the first six months of fiscal 2022 was due to an increase of $579.2 million, or 44.3%, in Retail segment comparable net sales, and an increase of $48.6 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 52.3% at Free People Group, 50.5% at the Anthropologie Group and 34.6% at Urban Outfitters. The increase in Retail segment comparable net sales was driven by triple-digit growth in retail store sales and strong double-digit growth in digital channel sales. Net sales for the six months ended July 31, 2020, were significantly impacted by store closures and reduced store traffic in reopened locations and significant growth in our digital channel. As a result, the relative proportion of sales attributable to store and digital channels changed significantly. Positive comparable store net sales resulted from an increase in store traffic, transactions and average unit selling price, while units per transaction declined. The digital channel net sales increase was driven by an increase in conversion rate, sessions and average order value, while units per transaction decreased. The increase in non-comparable net sales was primarily due to the store closures and lower store productivity as a result of the COVID-19 pandemic at the 48 new Company-owned stores opened and 16 Company-owned stores and restaurants closed since the prior comparable period. The benefit from foreign currency translation in the first half of fiscal 2022 also contributed to the increase in non-comparable net sales.

The increase in Wholesale segment net sales in the first six months of fiscal 2022, as compared to the first six months of fiscal 2021, was primarily due to a $50.7 million, or 85.7%, increase in sales for the Free People Group brand, due to a significant number of the brand’s wholesale partners having had a meaningful portion of their businesses negatively impacted by the COVID-19 pandemic during fiscal 2021. The segment increase was also due to an increase of $8.9 million in Urban Outfitters wholesale sales.

Gross profit percentage for the first six months of fiscal 2022 increased to 35.3% of net sales, from 18.0% of net sales in the comparable period in fiscal 2021. Gross profit increased to $735.9 million for the first six months of fiscal 2022 from $249.9 million in the comparable period in fiscal 2021. The increase in gross profit rate was due to the significant negative impact of COVID-19 related store closures on the Company’s Retail segment and its partners in the Wholesale segment in the prior year period. Additionally, during the prior year period, the Company recorded a $14.5 million store impairment charge and a meaningful increase in inventory obsolescence reserves due to the impact the store closures had on the aging of the Company’s inventory. Finally, all three brands recorded record low first half merchandise markdown rates during the six months ended July 31, 2021, further contributing to the improvement in the current period.

Selling, general and administrative expenses increased by $117.4 million, or 31.0%, to $496.5 million in the first six months of fiscal 2022, compared to the first six months of fiscal 2021. Selling, general and administrative expenses as a percentage of net sales decreased in the first six months of fiscal 2022 to 23.8% of net sales, compared to 27.3% of net sales for the first six months of fiscal 2021. The increase in selling, general and administrative expenses was primarily related to direct selling and digital marketing expenses in the current year to support the increase in net sales, higher incentive-based compensation due to the impacts of COVID-19 on the prior year period and the benefit of COVID-19 related government relief packages recorded in the prior year period. The leverage in selling, general and administrative expenses for the six months ended July 31, 2021, was primarily due to the increase in retail store sales, as net sales for the six months ended July 31, 2020 were significantly impacted by store closures and reduced store traffic in reopened locations.

Income from operations was 11.5% of net sales, or $239.4 million, for the first six months of fiscal 2022 compared to a loss from operations of 9.3% of net sales, or $129.3 million, for the first six months of fiscal 2021.

Our effective tax rate for the first six months of fiscal 2022 was an expense of 23.8% compared to a benefit of 19.8% in the first six months of fiscal 2021.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	July 31,	January 31,	July 31,
	2021	2021	2020
Cash, cash equivalents and marketable securities	$735.0	$694.0	$672.6
Working capital	449.0	317.2	499.8

	Six Months Ended
	July 31,
	2021	2020
Net cash provided by operating activities	$195.2	$115.2
Net cash (used in) provided by investing activities	(123.0)	218.0
Net cash (used in) provided by financing activities	(4.7)	109.2

The increase in working capital as of July 31, 2021 as compared to January 31, 2021 was primarily due to an increase in inventory to support the increase in net sales and the seasonal nature of the Company’s business. The decrease in working capital as of July 31, 2021 as compared to July 31, 2020 was primarily due to higher accrued incentive based compensation due to stronger results in fiscal 2022 as compared to fiscal 2021 and the timing of disbursements.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Additionally, during the first quarter of fiscal 2021, and in response to the COVID-19 pandemic, we borrowed $220.0 million under our Amended Credit Facility to further protect our cash reserves. We subsequently repaid the entire $220.0 million during the second and third quarters of fiscal 2021. Our primary uses of cash have been to fund business operations, purchase inventory, expand our home offices and fulfillment centers and open new stores.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. Store closures and lower store productivity, as a result of the COVID-19 pandemic, resulted in lower cash provided by operating activities during fiscal 2021, which was primarily driven by the net loss incurred in the first six months of fiscal 2021. Although the Company’s stores were closed for a part of the first six months of fiscal 2021, the Company continued to incur various store operational costs for a large portion of its store teams.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of fiscal 2022 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Net liquidations of our marketable securities portfolio in the first six months of fiscal 2021 were primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio in the fourth quarter of fiscal 2021. Cash paid for property and equipment in the first six months of fiscal 2022 and 2021 was $105.6 million and $72.1 million, respectively, which was primarily used to expand our fulfillment center network in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first six months of fiscal 2022 primarily related to repurchases of our common shares from employees to meet minimum statutory withholding requirements. Cash provided from financing activities during the first six months of fiscal 2021 was primarily due to borrowings of $220.0 million under our Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. The borrowings were subsequently repaid in the second and third quarters of fiscal 2021. During the first half of fiscal 2021, the Company also repurchased $7.0 million of shares under our share repurchase programs prior to the known spread of the COVID-19 pandemic.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 During fiscal 2022, we plan to continue construction on a new omni-channel fulfillment center in Kansas City, Kansas, finalize setup of material handling equipment at our new omni-channel fulfillment center in the United Kingdom, open approximately 54 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2022, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2022 to be approximately $285 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2022 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the COVID-19 pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no 000-22754) filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no 000-22754) filed on March 30, 2020.

10.1*	Employment Agreement, dated February 20, 2021, between Urban Outfitters, Inc. and Tricia Smith.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2021, filed with the Securities and Exchange Commission on September 9, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2021	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 9, 2021	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer