Form 10-Q
period 2021-10-31
URBAN OUTFITTERS INC
filed 2021-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2021

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

Common shares, $0.0001 par value—97,883,862 shares outstanding on December 7, 2021.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$236,354	$395,635	$624,945
Marketable securities	188,375	174,695	2
Accounts receivable, net of allowance for doubtful accounts of $1,313, $4,028 and $3,098, respectively	114,208	89,952	87,187
Inventory	627,103	389,618	489,234
Prepaid expenses and other current assets	203,213	173,432	170,193
Total current assets	1,369,253	1,223,332	1,371,561
Property and equipment, net	1,088,287	967,422	930,564
Operating lease right-of-use assets	1,030,776	1,114,762	1,101,495
Marketable securities	269,780	123,662	9,350
Deferred income taxes and other assets	132,510	117,167	117,705
Total Assets	$3,890,606	$3,546,345	$3,530,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,481	$237,386	$349,793
Current portion of operating lease liabilities	240,074	254,703	255,122
Accrued expenses, accrued compensation and other current liabilities	493,446	414,043	341,983
Total current liabilities	1,049,001	906,132	946,898
Non-current portion of operating lease liabilities	986,026	1,074,009	1,069,434
Long-term debt	—	—	—
Deferred rent and other liabilities	108,848	88,846	83,024
Total Liabilities	2,143,875	2,068,987	2,099,356
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 97,863,862, 97,815,985 and 97,786,381 shares issued and outstanding, respectively	10	10	10
Additional paid-in-capital	18,671	19,360	15,669
Retained earnings	1,744,772	1,475,108	1,446,534
Accumulated other comprehensive loss	(16,722)	(17,120)	(30,894)
Total Shareholders’ Equity	1,746,731	1,477,358	1,431,319
Total Liabilities and Shareholders’ Equity	$3,890,606	$3,546,345	$3,530,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Net sales	$1,131,424	$969,607	$3,216,564	$2,361,356
Cost of sales (excluding store impairment)	740,686	646,666	2,089,910	1,774,006
Store impairment	—	—	—	14,528
Gross profit	390,738	322,941	1,126,654	572,822
Selling, general and administrative expenses	274,836	224,433	771,396	603,630
Income (loss) from operations	115,902	98,508	355,258	(30,808)
Other loss, net	(551)	(890)	(2,503)	(1,261)
Income (loss) before income taxes	115,351	97,618	352,755	(32,069)
Income tax expense (benefit)	26,496	20,914	83,091	(4,731)
Net income (loss)	$88,855	$76,704	$269,664	$(27,338)
Net income (loss) per common share:
Basic	$0.90	$0.78	$2.75	$(0.28)
Diluted	$0.89	$0.78	$2.71	$(0.28)
Weighted-average common shares outstanding:
Basic	98,202,399	97,784,661	98,209,796	97,823,948
Diluted	99,415,838	98,583,032	99,447,551	97,823,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Net income (loss)	$88,855	$76,704	$269,664	$(27,338)
Other comprehensive income (loss):
Foreign currency translation	(2,605)	(1,693)	1,423	(2,545)
Change in unrealized gains (losses) on marketable securities, net of tax	(1,029)	2	(1,025)	(345)
Total other comprehensive income (loss)	(3,634)	(1,691)	398	(2,890)
Comprehensive income (loss)	$85,221	$75,013	$270,062	$(30,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2021	98,357,090	$10	$26,581	$1,655,917	$(13,088)	$1,669,420
Comprehensive income	—	—	—	88,855	(3,634)	85,221
Share-based compensation	—	—	7,100	—	—	7,100
Share-based awards	9,998	—	—	—	—	—
Share repurchases	(503,226)	—	(15,010)	—	—	(15,010)
Balances as of October 31, 2021	97,863,862	$10	$18,671	$1,744,772	$(16,722)	$1,746,731

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2020	97,779,586	$10	$9,956	$1,369,830	$(29,203)	$1,350,593
Comprehensive income	—	—	—	76,704	(1,691)	75,013
Share-based compensation	—	—	5,773	—	—	5,773
Share-based awards	10,000	—	—	—	—	—
Share repurchases	(3,205)	—	(60)	—	—	(60)
Balances as of October 31, 2020	97,786,381	$10	$15,669	$1,446,534	$(30,894)	$1,431,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	269,664	398	270,062
Share-based compensation	—	—	19,068	—	—	19,068
Share-based awards	773,634	—	2,815	—	—	2,815
Share repurchases	(725,757)	—	(22,572)	—	—	(22,572)
Balances as of October 31, 2021	97,863,862	$10	$18,671	$1,744,772	$(16,722)	$1,746,731

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive (loss)	—	—	—	(27,338)	(2,890)	(30,228)
Share-based compensation	—	—	17,030	—	—	17,030
Share-based awards	450,508	—	—	—	—	—
Share repurchases	(640,942)	—	(10,838)	—	—	(10,838)
Balances as of October 31, 2020	97,786,381	$10	$15,669	$1,446,534	$(30,894)	$1,431,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$269,664	$(27,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,985	78,308
Non-cash lease expense	144,347	147,198
Benefit for deferred income taxes	(5,086)	(15,293)
Share-based compensation expense	19,068	17,030
Store impairment	—	14,528
Loss on disposition of property and equipment, net	193	706
Changes in assets and liabilities:
Receivables	(24,387)	1,137
Inventory	(238,094)	(79,462)
Prepaid expenses and other assets	(10,087)	(35,403)
Payables, accrued expenses and other liabilities	161,251	235,618
Operating lease liabilities	(172,575)	(122,360)
Net cash provided by operating activities	222,279	214,669
Cash flows from investing activities:
Cash paid for property and equipment	(159,008)	(89,153)
Cash paid for marketable securities	(442,249)	(93,945)
Sales and maturities of marketable securities	237,879	384,999
Net cash (used in) provided by investing activities	(363,378)	201,901
Cash flows from financing activities:
Borrowings under debt	—	220,000
Repayments of debt	—	(220,000)
Proceeds from the exercise of stock options	2,815	—
Share repurchases related to share repurchase program	(14,888)	(7,036)
Share repurchases related to taxes for share-based awards	(7,684)	(3,802)
Net cash used in financing activities	(19,757)	(10,838)
Effect of exchange rate changes on cash and cash equivalents	1,575	(2,626)
(Decrease) increase in cash and cash equivalents	(159,281)	403,106
Cash and cash equivalents at beginning of period	395,635	221,839
Cash and cash equivalents at end of period	$236,354	$624,945
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$81,747	$11,549
Non-cash investing activities—Accrued capital expenditures	$75,206	$54,137

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2022 will end on January 31, 2022.

Historically and for the nine months ended October 31, 2021, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the nine months ended October 31, 2020, however, the Company computed its provision for income taxes under the discrete method which allowed the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. The discrete method was determined to be an appropriate method for estimating the tax provision for the nine months ended October 31, 2020, as it provided a reliable estimate as opposed to changes in estimated "ordinary" income or loss which would have resulted in significant fluctuations when estimating the annual effective tax rate.

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

On April 25, 2020, the Company began reopening stores in select states and countries in accordance with local government guidelines, and as of July 31, 2020, substantially all of the Company’s stores had reopened. Where opening was permitted, the Company followed newly established health protocols, provided personal protective equipment to its employees, and implemented social distancing working practices. Additionally, the Company implemented occupancy limits, reduced operating hours, and instituted new cleaning regimens. As a result, the

Company incurred incremental costs for personal protective equipment and additional payroll and other costs associated with implementing these health protocols in its stores, distribution and fulfillment centers, and corporate offices. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

As a result of the COVID-19 pandemic, certain governments implemented programs (some of which expired in fiscal 2021) to encourage companies to retain and pay employees that were unable to work or were limited in the work they could perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs during the second quarter and through the remainder of fiscal 2021 and recorded the benefit as an offset to selling, general and administrative expenses or to store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

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

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivable, and non-cash charges, primarily store impairment charges. For further discussion of such reserves and non-cash charges for the first nine months of fiscal 2021 and the full year impact on fiscal 2021, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020, filed with the SEC on December 10, 2020, and the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Impact on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first nine months of fiscal 2022 due to reduced store traffic as closures and occupancy restrictions continued primarily in Europe and Canada. During the second quarter of fiscal 2022, all remaining COVID-19 related store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macro-economic conditions have disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory closures and continued port congestions, which have resulted in inventory receipt delays and an increase in inbound freight costs. The Company made a strategic decision to bring certain product categories in earlier in the third quarter of fiscal 2022 in an attempt to minimize the impact of such disruptions on customer demand.

The Company continued to qualify for certain government assistance programs that partially offset related expenses in locations impacted by closures during fiscal 2022. As of the end of the second quarter of fiscal 2022, however, the programs either expired or the Company no longer qualified for such programs in the United States and Canada, and as of the end of the third quarter of fiscal 2022, the Company no longer qualified for the majority of such programs in Europe. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Future Operations

The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. The Company is also experiencing COVID-19 supply chain disruptions resulting in inventory receipt delays. In addition to COVID-19, the Company expects that our operations will continue to be influenced by general economic inflationary conditions, including wage inflation, increased merchandise sourcing costs and higher inbound transportation costs. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card transactions and sales to the Company’s Wholesale segment customers and franchisees. For the nine month period ended October 31, 2021, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, was $89,952 and $114,208, respectively. For the nine month period ended October 31, 2020, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, was $88,288 and $87,187, respectively. During the three month period ended October 31, 2020, the Company reduced the allowance for doubtful accounts by $1,000 due to the collection of certain outstanding receivable balances for Wholesale segment customer accounts, resulting in a net increase in the allowance for doubtful accounts of $2,600 for the nine months ended October 31, 2020. During the remainder of fiscal 2021 and the first quarter of fiscal 2022, the Company continued to reduce the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2021, the opening and closing balances of contract liabilities were $61,986 and $62,476, respectively. For the nine month period ended October 31, 2020, the opening and closing balances of contract liabilities were $52,926 and $49,359, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2021, the Company recognized $25,734 of revenue that was included in the contract liability balance at the beginning of the period. During the nine month period ended October 31, 2020, the Company recognized $23,557 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2021, January 31, 2021 and October 31, 2020 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2021
Short-term Investments:
Corporate bonds	$53,744	$3	$(71)	$53,676
Municipal and pre-refunded municipal bonds	114,818	9	(73)	114,754
Treasury bills	16,849	—	(3)	16,846
Commercial paper	3,099	—	—	3,099
	188,510	12	(147)	188,375
Long-term Investments:
Corporate bonds	174,884	1	(1,125)	$173,760
Municipal and pre-refunded municipal bonds	78,955	8	(362)	78,601
Treasury bills	4,748	—	(7)	4,741
Mutual funds, held in rabbi trust	11,540	542	(1)	12,081
Federal government agencies	350	—	(2)	348
Certificates of deposit	249	—	—	249
	270,726	551	(1,497)	269,780
	$459,236	$563	$(1,644)	$458,155
As of January 31, 2021
Short-term Investments:
Corporate bonds	$38,695	$1	$(48)	$38,648
Municipal and pre-refunded municipal bonds	127,097	11	(53)	127,055
Commercial paper	8,992	—	—	8,992
	174,784	12	(101)	174,695
Long-term Investments:
Corporate bonds	59,890	3	(129)	59,764
Municipal and pre-refunded municipal bonds	53,134	17	(46)	53,105
Mutual funds, held in rabbi trust	10,827	20	(54)	10,793
	123,851	40	(229)	123,662
	$298,635	$52	$(330)	$298,357
As of October 31, 2020
Short-term Investments:
Corporate bonds	$2	$—	$—	$2
	2	—	—	2
Long-term Investments:
Corporate bonds	30	—	—	30
Municipal and pre-refunded municipal bonds	53	1	—	54
Mutual funds, held in rabbi trust	9,393	17	(144)	9,266
	9,476	18	(144)	9,350
	$9,478	$18	$(144)	$9,352

Proceeds from the sales and maturities of available-for-sale securities were $237,879 and $384,999 for the nine months ended October 31, 2021 and 2020, respectively. The Company initially liquidated its marketable securities portfolio in the nine months ended October 31, 2020, primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio by January 31, 2021. The Company included in “Other loss, net,” in the Condensed Consolidated Statements of Operations, a net realized gain of $9 and $13 for the three and nine months ended October 31, 2021, respectively, and a net realized gain of $1 and a net realized loss of $419 for the three and nine months ended October 31, 2020, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other loss, net” of $1,804 and $4,540 for the three and nine months ended October 31, 2021, respectively, and $201 and $818 for the three and nine months ended October 31, 2020, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other loss, net” in the Condensed Consolidated Statements of Operations.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$227,436	$—	$227,436
Municipal and pre-refunded municipal bonds	—	193,355	—	193,355
Treasury bills	21,587	—	—	21,587
Mutual funds, held in rabbi trust	12,081	—	—	12,081
Commercial paper	—	3,099	—	3,099
Federal government agencies	348	—	—	348
Certificates of deposit	—	249	—	249
	$34,016	$424,139	$—	$458,155

	Marketable Securities Fair Value as of
	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$98,412	$—	$98,412
Municipal and pre-refunded municipal bonds	—	180,160	—	180,160
Mutual funds, held in rabbi trust	10,793	—	—	10,793
Commercial paper	—	8,992	—	8,992
	$10,793	$287,564	$—	$298,357

	Marketable Securities Fair Value as of
	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$32	$—	$—	$32
Municipal and pre-refunded municipal bonds	54	—	—	54
Mutual funds, held in rabbi trust	9,266	—	—	9,266
	9,352	—	—	9,352

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2021, January 31, 2021 and October 31, 2020.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2021, January 31, 2021 and October 31, 2020, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. During the three months ended October 31, 2020, impairment charges were zero, however, during the nine months ended October 31, 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value primarily due to the impact of the mandated store closures and anticipated reduced store net sales during the remainder of fiscal 2021 as a result of the COVID-19 pandemic. These assets were written down to their fair value, resulting in impairment charges of $14,528 across 39 retail locations, with a carrying value after impairment of $96,523 related to the right-of-use assets.

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

As of October 31, 2021, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed $220,000 during the first quarter of fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. The Company repaid $100,000 during the three months ended July 31, 2020 and repaid the remaining $120,000 during the three months ended October 31, 2020. As of May 31, 2020, the availability under the Amended Credit Agreement had been reduced to a level that triggered measurement of the Company’s Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio covenant was not met as of May 31, 2020. The Company obtained a waiver effective through September 15, 2020 to cure the technical default. As of October 31, 2021, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,336. Interest expense for the Amended Credit Facility for the nine months ended October 31, 2021 and October 31, 2020, was $783 and $2,455, respectively, which was included in “Other loss, net,” in the Condensed Consolidated Statements of Operations.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $66,903 and $203,405 during the three and nine months ended October 31, 2021, respectively, and $69,048 and $206,241 during the three and nine months ended October 31, 2020, respectively. Total variable lease costs were $28,908 and $77,589 during the three and nine months ended October 31, 2021, respectively, and $19,285 and $70,879 during the three and nine months ended October 31, 2020, respectively. Short-term lease costs and sublease income were not material during the three and nine months ended October 31, 2021 and October 31, 2020.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of October 31, 2021:

Operating
Leases
Fiscal Year
2022 (excluding the nine months ended October 31, 2021)	$91,017
2023	283,850
2024	252,096
2025	214,094
2026	180,827
Thereafter	471,282
Total undiscounted future minimum lease payments	1,493,166
Less imputed interest	(267,066)
Total discounted future minimum lease payments	$1,226,100

As of October 31, 2021, the Company had commitments of approximately $7,916 not included in the amounts above related to six executed but not yet commenced leases.

In response to the COVID-19 pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amounts withheld at October 31, 2021 and 2020 were included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

During the nine months ended October 31, 2021, the Company received rent concessions for a number of stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company in fiscal 2022 and 2021 as either negative variable rent or lease modifications have not had a material impact on the Company’s Condensed Consolidated Financial Statements.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). A Black-Scholes model was used to estimate the fair value of stock options. The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, for the three and nine months ended October 31, 2021 and 2020, was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Stock Options	$—	$—	$—	$471
Performance Stock Units	1,070	799	2,996	1,843
Restricted Stock Units	6,030	4,974	16,072	14,716
Total	$7,100	$5,773	$19,068	$17,030

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2021 was as follows:

	Nine Months Ended
	October 31, 2021
		Weighted-
	Awards	Average Fair
	Granted	Value
Stock Options	—	$—
Performance Stock Units	213,750	$38.15
Restricted Stock Units	1,053,750	$37.39
Total	1,267,500

During the nine months ended October 31, 2021, 100,000 stock options were exercised, 70,001 PSU’s vested and 603,633 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2021 was as follows:

	October 31, 2021
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Stock Options	$—	—
Performance Stock Units	7,741	2.3
Restricted Stock Units	40,066	2.2
Total	$47,807

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Number of common shares repurchased and subsequently retired	500,000	—	500,000	482,003
Total cost	$14,888	$—	$14,888	$7,036
Average cost per share, including commissions	$29.78	$—	$29.78	$14.60

The shares repurchased during the nine months ended October 31, 2020, were prior to the known spread of the COVID-19 pandemic in the United States, which forced the Company to close its stores for an extended period of time. The Company temporarily suspended all share repurchase activity under the programs during fiscal 2021.

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of October 31, 2021, 25,351,954 common shares were remaining under the programs.

During the nine months ended October 31, 2021, the Company acquired and subsequently retired 225,757 common shares at a total cost of $7,684 from employees to meet minimum statutory tax withholding requirements. During the nine months ended October 31, 2020, the Company acquired and subsequently retired 158,939 common shares at a total cost of $3,802 from employees to meet minimum statutory tax withholding requirements.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31, 2021			Nine Months Ended October 31, 2021
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(12,922)	$(166)	$(13,088)	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	(2,605)	(1,038)	(3,643)	1,423	(1,038)	385
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	9	—	13	13
Net current-period other comprehensive income (loss)	(2,605)	(1,029)	(3,634)	1,423	(1,025)	398
Balance at end of period	$(15,527)	$(1,195)	$(16,722)	$(15,527)	$(1,195)	$(16,722)

	Three Months Ended October 31, 2020			Nine Months Ended October 31, 2020
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(29,180)	$(23)	$(29,203)	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	(1,693)	1	(1,692)	(2,545)	74	(2,471)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1	—	(419)	(419)
Net current-period other comprehensive income (loss)	(1,693)	2	(1,691)	(2,545)	(345)	(2,890)
Balance at end of period	$(30,873)	$(21)	$(30,894)	$(30,873)	$(21)	$(30,894)

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

11. Net Income (Loss) per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Basic weighted-average common shares outstanding	98,202,399	97,784,661	98,209,796	97,823,948
Effect of dilutive options, stock appreciation rights, performance stock units and restricted stock units	1,213,439	798,371	1,237,755	—
Diluted weighted-average shares outstanding	99,415,838	98,583,032	99,447,551	97,823,948

For the three months ended October 31, 2021 and 2020, awards to purchase 160,000 common shares ranging in price from $38.09 to $46.42 and 460,000 common shares ranging in price from $23.74 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the nine months ended October 31, 2021, awards to purchase 173,333 common shares ranging in price from $35.85 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive. As a result of the net loss for the nine months ended October 31, 2020, all share-based awards were excluded from the calculation of diluted loss per share and therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2021 and October 31, 2020, were 30,001 and 271,501 performance-based equity awards, respectively, because they did not meet the required performance criteria.

12. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments – “Retail,” “Wholesale” and “Nuuly.”

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

The Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which offers Rent and Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched on July 30, 2019. Nuuly Thrift, which launched on October 12, 2021, is a resale marketplace where users can buy and sell women’s, men’s and kids’ clothes, shoes and accessories from any brands.

The Company evaluates the performance of each segment based on the net sales and pre-tax income from operations (excluding intercompany charges) of the segment. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for the Retail and Wholesale segments are inventory and property and equipment. The principal identifiable assets for the Nuuly segment are rental product and property and equipment.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Net sales
Retail operations	$1,043,905	$895,608	$2,990,413	$2,214,311
Wholesale operations	79,549	71,118	208,112	146,707
Nuuly operations	12,688	6,742	30,447	17,684
Intersegment elimination	(4,718)	(3,861)	(12,408)	(17,346)
Total net sales	$1,131,424	$969,607	$3,216,564	$2,361,356
Income (loss) from operations
Retail operations	$126,615	$101,969	$377,489	$24,873
Wholesale operations	10,098	14,947	33,377	(16,520)
Nuuly operations	(4,900)	(4,004)	(11,800)	(14,579)
Intersegment elimination	850	116	1,195	(378)
Total segment operating income (loss)	132,663	113,028	400,261	(6,604)
General corporate expenses	(16,761)	(14,520)	(45,003)	(24,204)
Total income (loss) from operations	$115,902	$98,508	$355,258	$(30,808)

(1)	General corporate expenses during the nine months ended October 31, 2020 benefitted from the recognition of COVID-19 related government relief packages in the nine months ended October 31, 2020.

	October 31,	January 31,	October 31,
	2021	2021	2020
Inventory
Retail operations	$582,711	$348,797	$450,312
Wholesale operations	44,392	40,821	38,922
Total inventory	$627,103	$389,618	$489,234
Rental product, net (1)
Nuuly operations	$22,203	$11,857	$14,053
Total rental product, net	$22,203	$11,857	$14,053

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,056,282	$938,020	$901,817
Wholesale operations	1,593	2,096	2,212
Nuuly operations	30,412	27,306	26,535
Total property and equipment, net	$1,088,287	$967,422	$930,564

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Net sales
Apparel (1)	$749,789	$622,776	$2,135,503	$1,501,053
Home (2)	192,312	189,527	553,996	455,947
Accessories (3)	132,541	116,417	369,815	276,361
Other (4)	56,782	40,887	157,250	127,995
Total net sales	$1,131,424	$969,607	$3,216,564	$2,361,356

As a percentage of net sales
Apparel (1)	66%	64%	66%	64%
Home (2)	17%	20%	17%	19%
Accessories (3)	12%	12%	12%	12%
Other (4)	5%	4%	5%	5%
Total net sales	100%	100%	100%	100%

(1) Apparel includes intimates and activewear
(2) Home includes home furnishings, electronics, gifts and decorative items
(3) Accessories includes footwear, jewelry and handbags
(4) Other includes beauty, shipping and handling, the Menus & Venues brand and the Nuuly segment

Apparel, Home, and Accessories are sold through both the Retail and Wholesale segments. Revenue recognized from the Other category is primarily attributable to the Retail segment.

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2021	2021	2020
Property and equipment, net
Domestic operations	$894,106	$768,440	$747,273
Foreign operations	194,181	198,982	183,291
Total property and equipment, net	$1,088,287	$967,422	$930,564

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Net Sales
Domestic operations	$974,511	$847,898	$2,799,886	$2,081,151
Foreign operations	156,913	121,709	416,678	280,205
Total net sales	$1,131,424	$969,607	$3,216,564	$2,361,356

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, catalogs and customer contact centers and franchised or third-party operated stores and digital businesses. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear. Our Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which offers Rent and Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched on July 30, 2019. Nuuly Thrift, which launched on October 12, 2021, is a resale marketplace where users can buy and sell women’s, men’s and kids’ clothes, shoes and accessories from any brands.

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

On April 25, 2020, the Company began reopening stores in select states and countries in accordance with local government guidelines, and as of July 31, 2020, substantially all of the Company’s stores had reopened. Where opening was permitted, the Company followed newly established health protocols, provided personal protective equipment to its employees, and implemented social distancing working practices. Additionally, the Company implemented occupancy limits, reduced operating hours, and instituted new cleaning regimens. As a result, the Company incurred incremental costs for personal protective equipment and additional payroll and other costs associated with implementing these health protocols in its stores, distribution and fulfillment centers, and corporate offices. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

As a result of the COVID-19 pandemic, certain governments implemented programs (some of which expired in fiscal 2021) to encourage companies to retain and pay employees that were unable to work or were limited in the work they could perform in light of closures or a significant decline in sales. The Company qualified for certain of these programs during the second quarter and through the remainder of fiscal 2021 and recorded the benefit as an offset to selling, general and administrative expenses or to store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

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

As a result of the COVID-19 pandemic, during fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivable, and non-cash charges, primarily store impairment charges. For further discussion of such reserves and non-cash charges for the first nine months of fiscal 2021 and the full year impact on fiscal 2021, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020, filed with the SEC on December 10, 2020, and the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Impact on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first nine months of fiscal 2022 due to reduced store traffic as closures and occupancy restrictions continued primarily in Europe and Canada. During the second quarter of fiscal 2022, all remaining COVID-19 related store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macro-economic conditions have disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory closures and continued port congestions, which have resulted in inventory receipt delays and an increase in inbound freight costs. The Company made a strategic decision to bring certain product categories in earlier in the third quarter of fiscal 2022 in an attempt to minimize the impact of such disruptions on customer demand.

The Company continued to qualify for certain government assistance programs that partially offset related expenses in locations impacted by closures during fiscal 2022. As of the end of the second quarter of fiscal 2022, however, the programs either expired or the Company no longer qualified for such programs in the United States and Canada, and as of the end of the third quarter of fiscal 2022, the Company no longer qualified for the majority of such programs in Europe. The Company recorded the benefit of the government assistance programs as an offset to selling, general and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact on Future Operations

The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. The Company is also experiencing COVID-19 supply chain disruptions resulting in inventory receipt delays. In addition to COVID-19, the Company expects that our operations will continue to be influenced by general economic inflationary conditions, including wage inflation, increased merchandise sourcing costs and higher inbound transportation costs. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, such as an assortment of products designed internally or in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, sells merchandise through franchisee-owned stores in the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. Urban Outfitters’ North American Retail segment net sales accounted for approximately 28.1% of consolidated net sales for the nine months ended October 31, 2021, compared to approximately 31.7% for the comparable period in fiscal 2021. European and Asian Retail segment net sales accounted for 9.0% of consolidated net sales for the nine months ended October 31, 2021, compared to approximately 8.6% for the comparable period in fiscal 2021.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The product assortment includes women’s casual apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, head pieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores, sells merchandise through a franchisee-owned store in the United Arab Emirates, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 36.6% of consolidated net sales for the nine months ended October 31, 2021, compared to approximately 35.9% for the comparable period in fiscal 2021. European and Asian Retail segment net sales accounted for 1.8% of consolidated net sales for the nine months ended October 31, 2021, compared to approximately 1.7% for the comparable period in fiscal 2021.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores, and partners with third-party digital businesses to offer a limited selection of merchandise, which is available globally. The Free People Group’s North American Retail segment net sales accounted for approximately 16.4% of consolidated net sales for the nine months ended October 31, 2021, compared to approximately 15.0% for the comparable period in fiscal 2021. European and Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2021, and the comparable period in fiscal 2021.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2021, and the comparable period in fiscal 2021.

Net sales from the Retail segment accounted for approximately 93.0% of consolidated net sales for the nine months ended October 31, 2021, compared to 93.8% for the comparable period in fiscal 2021.

Store data for the nine months ended October 31, 2021 was as follows:

	January 31,	Stores	Stores	October 31,
	2021	Opened	Closed	2021
Urban Outfitters
United States	174	11	(2)	183
Canada	17	1	—	18
Europe	56	3	—	59
Urban Outfitters Global Total	247	15	(2)	260
Anthropologie Group
United States	204	6	(3)	207
Canada	11	—	—	11
Europe	22	2	—	24
Anthropologie Group Global Total	237	8	(3)	242
Free People Group
United States (1)	138	22	(1)	159
Canada	6	—	(1)	5
Europe	5	1	—	6
Free People Group Global Total	149	23	(2)	170
Menus & Venues
United States	11	—	(2)	9
Menus & Venues Total	11	—	(2)	9
Total Company-Owned Stores	644	46	(9)	681
Franchisee-Owned Stores (2)	1	2	—	3
Total URBN	645	48	(9)	684
(1)	13 FP Movement stores were opened during the nine months ended October 31, 2021. 15 FP Movement stores were open as of October 31, 2021.
(2)	Franchisee-owned stores are located in the United Arab Emirates.

Selling square footage by brand as of October 31, 2021 and 2020 was as follows:

	October 31,	October 31,
	2021	2020	Change
Selling square footage (in thousands):
Urban Outfitters	2,270	2,227	1.9%
Anthropologie Group	1,838	1,795	2.4%
Free People Group (1)	362	327	10.7%
Total URBN (2)	4,470	4,349	2.8%
(1)	Selling square footage for FP Movement was 18 and 1, as of October 31, 2021 and 2020, respectively.
(2)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2022 are as follows:

	January 31,	Projected	Projected	January 31,
	2021	Openings	Closings	2022
Urban Outfitters	247	17	(4)	260
Anthropologie Group	237	9	(9)	237
Free People Group (1)	149	29	(6)	172
Menus & Venues	11	1	(2)	10
Total Company-Owned Stores	644	56	(21)	679
Franchisee-Owned Stores	1	2	—	3
Total URBN	645	58	(21)	682
(1)	Includes 16 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 6.1% of consolidated net sales for the nine months ended October 31, 2021, compared to 5.5% for the comparable period in fiscal 2021.

Nuuly Segment

Our Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which offers Rent and Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched on July 30, 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party labels and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched on October 12, 2021, is a resale marketplace where users can buy and sell women’s, men’s and kids’ clothes, shoes and accessories from any brands. By selling on Nuuly Thrift, one can transfer their earnings to their bank account or convert them to a gift card with a bonus to be used at any of the Company’s brands. The Company earns a commission based on sales made in the marketplace. Our Nuuly segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2021, and the comparable period in fiscal 2021.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2021. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2021.

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

•

Total net sales increased 14.6% over the third quarter of fiscal 2020 and increased 14.3% over the first nine months of fiscal 2020, reaching the highest net sales in dollars for the respective periods. Both increases were driven by an increase in comparable Retail segment net sales, partially offset by a decline in Wholesale segment net sales.

•

Gross profit rate improved to 34.5% for the third quarter of fiscal 2022 and 35.0% for the first nine months of fiscal 2022, compared to 32.5% for the third quarter of fiscal 2020 and 32.2% for the first nine months of fiscal 2020. The improvement in both periods was primarily driven by the lowest merchandise markdown rates for the respective periods and improved leverage in store occupancy expense due to the increased penetration of the digital channel in Retail segment net sales, partially offset by an increase in delivery and logistics expenses and lower initial merchandise markups resulting from higher inbound transportation expenses.

•

As of October 31, 2021, total inventory increased by $95.5 million, or 18.0%, compared to total inventory as of October 31, 2019, primarily due to the increase in net sales and a strategic decision to bring certain product categories in earlier to protect against ongoing supply chain disruptions and delays.

•

Selling, general and administrative expenses expressed as a percentage of sales decreased to 24.3% for the third quarter of fiscal 2022 and 24.0% for the first nine months of fiscal 2022, compared to 24.9% for the third quarter of fiscal 2020 and 25.3% for the first nine months of fiscal 2020. The leverage was primarily related to disciplined store payroll management and overall expense control, partially offset by deleverage in digital marketing and creative expenses to drive overall customer growth and strong digital sales.

•

Income from operations expressed as a percentage of net sales improved to 10.2% for the third quarter of fiscal 2022 and 11.0% for the first nine months of fiscal 2022, compared to 7.6% for the third quarter of fiscal 2020 and 6.9% for the first nine months of fiscal 2020.

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

Three Months Ended October 31, 2021 (Fiscal 2022) Compared To

Three Months Ended October 31, 2020 (Fiscal 2021)

(amounts in millions)	Three Months Ended
	October 31,
	2021		2020
Net sales	$1,131.4	100.0%	$969.6	100.0%
Cost of sales	740.7	65.5	646.7	66.7
Gross profit	390.7	34.5	322.9	33.3
Selling, general and administrative expenses	274.8	24.3	224.4	23.1
Income from operations	115.9	10.2	98.5	10.2
Other loss, net	(0.5)	(0.0)	(0.9)	(0.1)
Income before income taxes	115.4	10.2	97.6	10.1
Income tax expense	26.5	2.3	20.9	2.2
Net income	$88.9	7.9%	$76.7	7.9%

Net sales for the third quarter of fiscal 2022 were $1,131.4 million, compared to $969.6 million in the third quarter of fiscal 2021. The $161.8 million increase was attributable to a $148.3 million, or 16.6%, increase in Retail segment net sales, a $7.6 million, or 11.3%, increase in Wholesale segment net sales and an increase in Nuuly segment net sales of $5.9 million. Retail segment net sales for the third quarter of fiscal 2022 accounted for 92.3% of total net sales compared to 92.4% of total net sales in the third quarter of fiscal 2021.

The increase in our Retail segment net sales during the third quarter of fiscal 2022 was due to an increase of $124.2 million, or 14.1%, in Retail segment comparable net sales, and an increase of $24.1 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 32.1% at the Free People Group, 19.2% at the Anthropologie Group and 2.3% at Urban Outfitters. Retail segment comparable net sales increased in North America, Europe and Asia. The increase in Retail segment comparable net sales was driven by double-digit growth in retail store sales, partially offset by a low single-digit decline in digital channel sales. Retail segment comparable net sales for the three months ended October 31, 2020 were impacted by lower retail store sales due to reduced store traffic and lower store productivity in reopened store locations and significant growth in our digital channel. As a result, for the three months ended October 31, 2020 the relative proportion of sales attributable to store and digital channels changed significantly. Positive comparable store net sales in the third quarter of fiscal 2022 resulted from an increase in store traffic, transactions and average unit retail price, while units per transaction and conversion rate declined. The digital channel net sales decline was driven by a decrease in sessions, units per transaction and conversion rate, partially offset by an increase in average order value. The increase in non-comparable net sales during the third quarter of fiscal 2022 was primarily due to net new store openings and a recovery from the negative impact of the COVID-19 pandemic in the third quarter of fiscal 2021, which resulted in reduced store traffic and lower store productivity in the 61 new Company-owned stores opened and 15 Company-owned stores and restaurants closed since the prior comparable period. The benefit from foreign currency translation in the third quarter of fiscal 2022 also contributed to the increase in non-comparable net sales.

The increase in Wholesale segment net sales in the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021, was primarily due to a $5.6 million, or 8.8%, increase in sales for the Free People Group, due to a significant number of the brand’s wholesale partners having had their businesses negatively impacted by the COVID-19 pandemic during the third quarter of fiscal 2021. The segment increase was also due to an increase of $1.8 million in Urban Outfitters wholesale sales.

Gross profit percentage for the third quarter of fiscal 2022 increased to 34.5% of net sales, from 33.3% of net sales in the third quarter of fiscal 2021. Gross profit increased to $390.7 million for the third quarter of fiscal 2022 from $322.9 million in the third quarter of fiscal 2021. The increase in gross profit rate was primarily due to record low third quarter merchandise markdown rates in the Retail segment and a leverage in store occupancy expense primarily due to the increase in store net sales in the current year quarter.  All three brands achieved record low third quarter merchandise markdown rates. This was partially offset by lower initial merchandise markups primarily due to higher inbound transportation expenses.

Selling, general and administrative expenses increased by $50.4 million, or 22.5%, to $274.8 million in the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 2022 to 24.3% of net sales, compared to 23.1% of net sales for the third quarter of fiscal 2021. The increase in selling, general and administrative expenses was primarily related to direct selling expenses and digital marketing expenses to support the increase in net sales and higher incentive-based compensation due to the impacts of COVID-19 on the prior year period. The deleverage in selling, general and administrative expenses for the three months ended October 31, 2021, is primarily due to increased direct selling expenses to support the increased penetration of store net sales.

Income from operations was 10.2% of net sales, or $115.9 million, for the third quarter of fiscal 2022 compared to 10.2% of net sales, or $98.5 million, for the third quarter of fiscal 2021. The improvement in gross profit rate was offset by the deleverage in selling, general and administrative expenses.

Our effective tax rate for the third quarter of fiscal 2022 was 23.0% compared to 21.4% in the third quarter of fiscal 2021. The change in effective tax rate for the three months ended October 31, 2021, was primarily driven by the year-to-date operating income compared to operating loss in the prior year period.

Nine Months Ended October 31, 2021 (Fiscal 2022) Compared To

Nine Months Ended October 31, 2020 (Fiscal 2021)

(amounts in millions)	Nine Months Ended
	October 31,
	2021		2020
Net sales	$3,216.6	100.0%	$2,361.4	100.0%
Cost of sales (excluding store impairment)	2,089.9	65.0	1,774.1	75.1
Store impairment	—	—	14.5	0.6
Gross profit	1,126.7	35.0	572.8	24.3
Selling, general and administrative expenses	771.4	24.0	603.6	25.6
Income (loss) from operations	355.3	11.0	(30.8)	(1.3)
Other loss, net	(2.5)	(0.0)	(1.3)	(0.1)
Income (loss) before income taxes	352.8	11.0	(32.1)	(1.4)
Income tax expense (benefit)	83.1	2.6	(4.8)	(0.2)
Net income (loss)	$269.7	8.4%	$(27.3)	(1.2)%

Net sales for the nine months ended October 31, 2021, were $3.22 billion, compared to $2.36 billion in the comparable period of fiscal 2021. The $855.2 million increase was attributable to a $776.1 million, or 35.0%, increase in Retail segment net sales and a $66.3 million, or 51.3%, increase in Wholesale segment net sales and an increase in Nuuly segment net sales of $12.8 million. Retail segment net sales for the nine months ended October 31, 2021, accounted for 93.0% of total net sales compared to 93.8% of total net sales in the nine months ended October 31, 2020.

The increase in our Retail segment net sales during the first nine months of fiscal 2022 was due to an increase of $700.1 million, or 32.1%, in Retail segment comparable net sales, and an increase of $76.0 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 44.5% at Free People Group, 37.8% at the Anthropologie Group and 21.3% at Urban Outfitters. The increase in Retail segment comparable net sales for the nine months ended October 31, 2021 was driven by high double-digit growth in retail store sales and high single-digit growth in digital channel sales. Retail segment comparable net sales for the nine months ended October 31, 2020, were significantly impacted by lower retail store sales due to store closures and reduced store traffic in reopened locations and significant growth in our digital channel. As a result, for the nine months ended October 31, 2020 the relative proportion of sales attributable to store and digital channels changed significantly. Positive comparable store net sales for the nine months ended October 31, 2021 resulted from an increase in store traffic, transactions and average unit retail, while units per transaction and conversion rate declined. The digital channel net sales increase was driven by an increase in average order value, while sessions and units per transaction decreased and conversion rate was flat. The increase in non-comparable net sales for the nine months ended October 31, 2021 was primarily due to store closures and lower store productivity as a result of the COVID-19 pandemic at the 66 new Company-owned stores opened and 19 Company-owned stores and restaurants closed since the prior comparable period. The benefit from foreign currency translation in the first nine months of fiscal 2022 also contributed to the increase in non-comparable net sales.

The increase in Wholesale segment net sales in the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, was primarily due to a $56.3 million, or 45.9%, increase in sales for the Free People Group brand, due to a significant number of the brand’s wholesale partners having had a meaningful portion of their businesses negatively impacted by the COVID-19 pandemic during fiscal 2021. The segment increase was also due to an increase of $10.6 million in Urban Outfitters wholesale sales.

Gross profit percentage for the first nine months of fiscal 2022 increased to 35.0% of net sales, from 24.3% of net sales in the comparable period in fiscal 2021. Gross profit increased to $1,126.7 million for the first nine months of fiscal 2022 from $572.8 million in the comparable period in fiscal 2021. The increase in gross profit rate was due to the significant negative impact of COVID-19 related store closures on the Company’s Retail segment and its partners in the Wholesale segment in the prior year period. Additionally, during the prior year period, the Company recorded a $14.5 million store impairment charge and a meaningful increase in inventory obsolescence reserves due to the impact the store closures had on the aging of the Company’s inventory. Finally, all three brands achieved record low first nine-month period merchandise markdown rates during the nine months ended October 31, 2021, further contributing to the improvement in the current period.

Selling, general and administrative expenses increased by $167.8 million, or 27.8%, to $771.4 million in the first nine months of fiscal 2022, compared to the first nine months of fiscal 2021. Selling, general and administrative expenses as a percentage of net sales decreased in the first nine months of fiscal 2022 to 24.0% of net sales, compared to 25.6% of net sales for the first nine months of fiscal 2021. The increase in selling, general and administrative expenses was primarily related to increased direct selling and digital marketing expenses in the current year to support the increase in net sales, higher incentive-based compensation due to the impacts of COVID-19 on the prior year period and the benefit of COVID-19 related government relief packages recorded in the prior year period. The leverage in selling, general and administrative expenses for the nine months ended October 31, 2021, was primarily due to the increase in retail store sales, as store operations for the nine months ended October 31, 2020, were significantly impacted by store closures and reduced store traffic in reopened locations.

Income from operations was 11.0% of net sales, or $355.3 million, for the first nine months of fiscal 2022 compared to a loss from operations of 1.3% of net sales, or $30.8 million, for the first nine months of fiscal 2021.

Our effective tax rate for the first nine months of fiscal 2022 was an expense of 23.6% compared to a benefit of 14.8% in the first nine months of fiscal 2021.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	October 31,	January 31,	October 31,
	2021	2021	2020
Cash, cash equivalents and marketable securities	$694.5	$694.0	$634.3
Working capital	320.3	317.2	424.7

	Nine Months Ended
	October 31,
	2021	2020
Net cash provided by operating activities	$222.3	$214.7
Net cash (used in) provided by investing activities	(363.4)	201.9
Net cash used in financing activities	(19.8)	(10.8)

The decrease in working capital as of October 31, 2021, as compared to October 31, 2020, was primarily due to higher accrued incentive-based compensation due to stronger results in fiscal 2022 as compared to fiscal 2021 and the timing of disbursements.

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

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. During fiscal 2021, store closures and lower store productivity, as a result of the COVID-19 pandemic, resulted in lower cash provided by operating activities and in the net loss incurred in the first nine months of fiscal 2021. Although the Company’s stores were closed for a part of the first six months of fiscal 2021, the Company continued to incur various store operational costs for a large portion of its store employees. The increased cash from operations during the first nine months of fiscal 2022 was partially offset by the increase in inventory in fiscal 2022 to support the increase in net sales and a strategic decision to bring certain product categories in earlier to protect against ongoing supply chain disruptions and delays.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of fiscal 2022 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Net liquidations of our marketable securities portfolio in the first nine months of fiscal 2021 were primarily to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic and were reinvested in a marketable securities portfolio in the fourth quarter of fiscal 2021. Cash paid for property and equipment in the first nine months of fiscal 2022 and 2021 was $159.0 million and $89.2 million, respectively, which was primarily used to expand our fulfillment center network in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first nine months of fiscal 2022 and 2021 primarily related to repurchases of our shares under our share repurchase programs and from employees to meet minimum statutory withholding requirements. The share repurchases in fiscal 2021 under our share repurchase programs were prior to the known spread of the COVID-19 pandemic. Additionally, during the first nine months of fiscal 2021, we had borrowings of $220.0 million under our Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. The borrowings were subsequently repaid in the second and third quarters of fiscal 2021.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 During fiscal 2022, we finalized setup of material handling equipment at our new omni-channel fulfillment center in the United Kingdom, we are continuing construction on a new omni-channel fulfillment center in Kansas City, Kansas, we plan to open approximately 56 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2022, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2022 to be approximately $285 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2022 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the COVID-19 pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase programs for the quarter ended October 31, 2021 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2021 through August 31, 2021	—	$—	—	25,851,954
September 1, 2021 through September 30, 2021	178,040	$29.88	178,040	25,673,914
October 1, 2021 through October 31, 2021	321,960	$29.72	321,960	25,351,954
Total Fiscal 2022 Third Quarter	500,000		500,000	25,351,954

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended October 31, 2021, the Company acquired and subsequently retired 3,226 common shares from employees to meet minimum statutory tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

(2)

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 shares under a share repurchase program.

Item 5. Other Information

On December 7, 2021, the Board of Directors (the “Board”) of the Company increased the size of the Board from ten to eleven members and, upon the recommendation of the Nominating and Governance Committee, elected Kelly Campbell to serve as a director. Ms. Campbell will immediately begin serving for a term that expires at the 2022 Annual Meeting of Shareholders of the Company. The Board determined that Ms. Campbell is an independent director under the listing standards of the NASDAQ Global Select Market.

In connection with her election and service on the Board, Ms. Campbell will receive the same cash compensation from and after December 7, 2021 as all other non-employee directors of the Company, as disclosed in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2021.

There is no arrangement or understanding between Ms. Campbell and any other persons pursuant to which Ms. Campbell was selected as a director. There are no family relationships between Ms. Campbell and any director or executive officer of the Company and no transactions involving Ms. Campbell that would require disclosure under Item 404(a) of Regulation S-K.

Reference is made to the press release issued by the Company on December 9, 2021 for further information.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2021, filed with the Securities and Exchange Commission on December 10, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2021	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 10, 2021	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer