Form 10-K
period 2022-01-31
URBAN OUTFITTERS INC
filed 2022-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,747,218,191.

The number of shares outstanding of the registrant’s common stock on March 25, 2022 was 95,661,980.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the impacts of public health crises such as the coronavirus (COVID-19) pandemic, overall economic and market conditions (including inflation) and worldwide political events and the resultant impact on consumer spending patterns, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war (including geopolitical instability), terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises, increases in labor costs, increases in raw material costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2022. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle products and services company that operates a portfolio of global consumer brands comprised of the Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters, Nuuly and Menus & Venues brands. We have achieved compounded annual sales growth of approximately 5% over the past five years, with sales of approximately $4.5 billion during the fiscal year ended January 31, 2022. The COVID-19 pandemic had a negative impact on our results for the fiscal year ended January 31, 2021, and continued to impact our operations for the fiscal year ended January 31, 2022. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview–Current Trends for further discussion.

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment includes our store and digital channels and consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. We have over 51 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, through Company-owned stores and franchisee-owned stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers. The Menus & Venues brand includes various casual dining concepts and event venues.

We operate a Wholesale segment under the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear.

Our Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which offers customers with a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s and kids’ clothes, shoes and accessories from any brands.

Milestones in our Company’s growth are as follows:

•	1970: First Urban Outfitters store opened near the University of Pennsylvania campus in Philadelphia, Pennsylvania
•	1976: Incorporated in the Commonwealth of Pennsylvania
•	1984: Free People Wholesale division established

•	1992: First Anthropologie store opened in Wayne, Pennsylvania
•	1993: Initial public offering of URBN shares on NASDAQ
•	1998: First European Urban Outfitters store opened in London; Anthropologie website launched
•	1999: Urban Outfitters website launched
•	2002: First Free People store opened in the Garden State Plaza Mall in Paramus, New Jersey
•	2004: Free People website launched
•	2008: First Terrain garden center opened in Glen Mills, Pennsylvania
•	2009: First European Anthropologie store opened in London
•	2018: Urban Outfitters Wholesale division established; first European Free People store opened in Amsterdam
•	2019: Launch of Nuuly Rent, a subscription rental service
•	2020: First FP Movement store opened in Los Angeles, California
•	2021: Launch of Nuuly Thrift, a peer-to-peer resale marketplace

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2022 ended on January 31, 2022.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and actively engaged with their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Stores average approximately 9,000 square feet of selling space. Our stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2022, we operated 261 Urban Outfitters stores, of which 184 were located in the United States, 18 were located in Canada and 59 were located in Europe, and sold merchandise through franchisee-owned stores in the United Arab Emirates. We plan to open approximately 10 Urban Outfitters stores and close approximately 5 Urban Outfitters stores due to lease expiration, globally, in fiscal 2023. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. We plan for future digital channel growth to come from expansion domestically and internationally. Urban Outfitters’ North American Retail segment net sales accounted for approximately 27.5% of consolidated net sales for fiscal 2022. European and Asian Retail segment net sales accounted for approximately 9.1% of consolidated net sales for fiscal 2022.

Anthropologie Group. The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. In addition, the brand offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores.

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

As of January 31, 2022, we operated 238 Anthropologie Group stores, of which 206 were located in the United States, 11 were located in Canada and 21 were located in Europe, and sold merchandise through a franchisee-owned store in the United Arab Emirates. Stores average approximately 8,000 square feet of selling space. In addition to individual brand stores, we operate expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately 8 Anthropologie Group stores and close approximately 8 Anthropologie Group stores due to lease expiration, globally, in fiscal 2023. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, and offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores. We plan for future digital channel growth to come from expansion domestically and internationally. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 37.4% of consolidated net sales for fiscal 2022. European and Asian Retail segment net sales accounted for approximately 2.0% of consolidated net sales for fiscal 2022.

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

As of January 31, 2022, we operated 173 Free People Group stores, of which 162 were located in the United States, five were located in Canada and six were located in Europe. Of the 173 Free People Group stores open as of January 31, 2022, 20 were FP Movement stores, all located in the United States. We plan to open approximately 28 new Free People Group stores (including 16 FP Movement stores) and close approximately 1 Free People Group store due to lease expiration, globally, in fiscal 2023. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. The Free People Group operates websites and mobile applications in North America, Europe and Asia that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. We plan for future digital channel growth to come from expansion domestically and internationally. The Free People Group’s North American Retail segment net sales accounted for approximately 16.3% for fiscal 2022. European and Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2022.

Menus & Venues. The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. As of January 31, 2022, we operated 10 restaurants, all of which were located in the United States. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for fiscal 2022.

Wholesale Segment

The Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment was established in 1984 with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Urban Outfitters wholesale division, established in 2018, designs and sells the BDG and other own brand apparel collections to select department stores. We display our wholesale products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. During fiscal 2022, the Wholesale segment’s range of young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand were sold through department and specialty stores worldwide, including Nordstrom, Dillard’s, digital businesses and our Retail segment. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in Dallas, New York City, Los Angeles, Chicago and London. Our Wholesale segment net sales accounted for approximately 5.5% of consolidated net sales for fiscal 2022.

Nuuly Segment

Nuuly. Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s and kids’ apparel, shoes and accessories from any brands. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus to be used at any of the Company’s brands. The Company earns a commission based on sales made in the marketplace. Nuuly segment net sales accounted for approximately 1.1% of consolidated net sales for fiscal 2022.

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

Merchandise

Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home products, electronics and beauty. Our Anthropologie brand product offerings include women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. Our Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Our Nuuly brand allows subscribers to select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

The ever-changing mix of products available to our customers allows us to adapt our merchandise to prevailing fashion trends, and together with the inviting atmosphere and experience of our stores, social media and third-party digital platforms, websites and mobile applications encourages our core customers to visit our shopping channels frequently.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media and third-party digital platforms. We refresh this media as frequently as daily to reflect the most cutting edge trends in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are active in social media and third-party digital platforms. We believe that the traditional method of a one-way communication to customers is no longer enough. We believe that by starting a conversation and interacting directly with our customers, most notably via Instagram, Facebook, TikTok, Pinterest and Google and our own mobile applications, we are more effective at understanding and serving their fashion needs.

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

The Anthropologie brand offers AnthroPerks. AnthroPerks is a customer loyalty program that is designed to deliver benefits and experiences to help make our customers’ shopping journey in-store and online easier and more inspirational. Members are given free shipping benefits, birthday discounts, receipt look up, exclusive offers, early access to special collections and invitations to “Anthro Events” experiences.

In February 2021, we began testing a paid loyalty program called UP. In exchange for an annual fee, UP provides membership benefits across our entire portfolio of brands, including a gift card, free standard shipping and free returns on all orders, a discount on orders, early access to products and exclusive events and a discount on the monthly Nuuly subscription fee. We plan to expand our test pilot through fiscal 2023.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label and exclusive merchandise. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns (including global pandemics such as COVID-19), acts of terrorism, natural disasters (including as a result of climate change), port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, the effects of Brexit, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, transportation capacity shortages and delays, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2022, we purchased merchandise from approximately 4,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. We do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We own a 291,000 square foot distribution center in Gap, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. We also lease a 214,500 square foot distribution center located in Reno, Nevada that receives and distributes the remaining half of our retail store merchandise in North America.

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

We lease a 309,000 square foot fulfillment center located in Bristol, Pennsylvania, which is used primarily to conduct our Nuuly Rent operations. The lease commenced in fiscal 2020. In addition, this fulfillment center has been recently used to support increased customer demand in the digital channel.

We own and operate an approximately 400,000 square foot omni-channel fulfillment center in Peterborough, England that supports our European stores, digital and wholesale channels. We began construction on the facility during fiscal 2020 and completed the installation of the remaining material handling equipment and became fully operational during fiscal 2022. We exited our distribution and fulfillment centers in Rushden, England during fiscal 2022 upon completion of the omni-channel fulfillment center in Peterborough, England.

In fiscal 2021, we purchased land in Kansas City, Kansas for the development of an approximately 880,000 square foot omni-channel fulfillment center. Construction of the facility began in fiscal 2021 and is expected to be fully operational during fiscal 2024. The facility will support the growth and expansion of our Retail segment business in North America by providing more efficient and faster inventory processing, as well as faster and more consistent delivery times to our stores and digital customers. To support customer demand until the omni-channel fulfillment center is operational, we signed a short-term lease in fiscal 2022 for an approximately 401,000 square foot fulfillment center located in Kansas City, Missouri.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our digital channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our customer contact centers and fulfillment functions. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. Nuuly Rent uses a custom-built digital platform that helps us manage merchandising functions, customer information and service, financial accounting and fulfillment of customer orders. Nuuly Thrift uses a custom-built digital platform that helps us manage peer-to-peer resale marketplace operational functions, customer information and service and financial accounting. We host digital and business applications across private cloud infrastructure as well as have our own fully redundant data centers, located at the Philadelphia Navy Yard and at our Reno fulfillment center.  All systems are fully redundant and have full disaster recovery plans either within our private cloud or our own data centers.

Competition

Our Retail and Wholesale segments compete with individual and chain fashion specialty brands as well as department stores, both in stores and online, in highly competitive domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile application and catalog presentation, website and mobile application design and functionality, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and the unique store and digital experiences offered by our Retail segment help differentiate us, it also means that our stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Some of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our Anthropologie Group and Free People Group stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors.

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

Our Nuuly Rent business operates in an evolving apparel subscription rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers. Our Nuuly Thrift business operates in a developing apparel and accessories resale market in which our competitors have sellers and products that may have greater appeal to customers.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Bhldn,” “Terrain,” “BDG,” “FP Movement” and “Nuuly.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Human Capital

The Company strives to build a unique creative culture capable of growing strong, customer-centric brands. We seek to foster an inclusive environment where our employees unite to communicate with integrity, respect our planet, our world and each other, build our future through creative entrepreneurship and nurture meaningful connections with customers and each other.

Employees. As of January 31, 2022, we employed approximately 23,000 people, approximately 42% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment, 2% work in the Nuuly segment and the remaining 97% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

Talent Acquisition, Development and Retention. The Company aims to be the leading destination for creative and entrepreneurial talent in the specialty fashion market. Hiring, retaining and developing talented employees is critically important to our operations. Our talent strategy is focused on attracting the best employees, recognizing and rewarding their performance, and continually developing, engaging and retaining them. The future success of our business initiatives relies heavily on our employees. By combining a robust internal pipeline of existing talent through development initiatives and external attraction, we believe we are positioned to drive high levels of performance, engagement and retention. We continue to invest in resources that encourage our employees to be active participants in the navigation of their careers. Through the alignment of functional expertise, training, mentorship and coaching, we believe we have created an environment that allows our employees to excel. We invest in our employees through accessible resources and structured training programs that offer all employees opportunities for development. We create, manage or offer a large collection of courses for employees that cover a range of subjects such as onboarding, diversity and inclusion fundamentals, tactical tools to support completion of job functions, support for compliance, well-being and a respectful workplace, skills and tools to lead with confidence, inspire and connect authentically and courses to build skills and knowledge to support sound judgment and strong decision-making. We deliver training to employees through live in-person and virtual classes, pre-recorded self-led written, audio and video courses and curated on demand courses from third-party platforms such as LinkedIn Learning.

Compensation, Benefits and Wellness. We aim to offer competitive compensation and category leading benefits to our employees. Varying by level, our compensation strategy is built around providing a mix of salary or hourly pay, cash based short-term incentives, and equity based long-term incentives to employees. In addition, we offer a comprehensive suite of health and retirement benefits, including medical, dental and prescription drug coverage, as well as paid parental leave, 401(k) matching contributions and a generous employee discount. Our home office in Philadelphia, Pennsylvania includes a state-of-the-art fitness center, walkable river paths, and spacious dog parks, fostering employee health, wellness, and engagement. Following our experience with remote work during the COVID-19 pandemic, depending on business needs, individual performance, and other factors, we permit employees to work under a “hybrid” mix of in-person and remote work, fully in-office or fully remote positions as necessary to meet business needs while providing employees flexibility to match their own preferences.

Diversity and Inclusion. We are committed to creating and maintaining an inclusive culture that values and respects diversity of all kinds. Women hold key leadership positions throughout the Company, including positions on our Board of Directors and executive team. Our diversity and inclusion commitments focus on building an inclusive community, finding and developing the best talent possible and supporting our local communities. In July 2020, we created a Diversity & Inclusion Committee that is tasked with reporting and recommending actions aligned to those commitments to our executive team. In 2021, based on a recommendation from the Diversity & Inclusion Committee, we worked with employees to create a suite of Employee Resource Groups (“ERGs”). Our ERGs empower employees to share their voices, ideas and passions with the Diversity & Inclusion Committee and the Company community at large. In addition to the ERG’s, the executive team has engaged in the design and implementation of a listening strategy, which includes an all-company engagement survey, expanded new hire touchpoints, and the ability to deploy follow up pulse surveys as needed. We include diversity and inclusion initiatives as bonus goals for members of the executive team to drive progress to our goals. We have offered bias training to our entire field and home office organization and fulfillment center management. We have integrated diversity and inclusion fundamentals training into the onboarding experience for all home office employees, as well as field and fulfillment center salaried new hires and have engaged with various organizations to support our talent acquisition and development efforts in this space. In fiscal 2023, the Diversity & Inclusion Committee will continue partnering with the Company’s executive leadership to support and engage our diverse employees and expand the pool of available diverse talent in the fashion industry.

Human Capital Oversight. The Board of Directors, as well as the Compensation and Leadership Development Committee (the “Compensation Committee”), oversee human capital issues. The Compensation Committee has formal oversight over the Company’s policies and strategies relating to its human capital management including policies, processes and strategies relating to employee recruitment, retention and development, workforce diversity and workplace and employment practices. The Compensation Committee regularly receives reports on talent, succession planning and diversity and inclusion. On a quarterly basis, the Compensation Committee receives a talent dashboard with key metrics including employee survey feedback and turnover information. The Compensation Committee engages periodically on compensation program design for employees at various levels.

Financial Information about Operations

We aggregate our operations into three reportable segments, the Retail segment, the Wholesale segment and the Nuuly segment. See Note 17, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

The continuing impacts of the COVID-19 pandemic are highly unpredictable and volatile and are affecting certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, and our financial performance, among other things.

The pandemic has resulted in widespread and continuing impacts on the global economy and on our employees, customers, suppliers and other people and entities with which we do business. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business and government shutdowns. The pandemic and any preventative or protective actions that governments may implement, or we may take to protect the health and safety of our employees and customers, may result in business disruption, reduced customer traffic and reduced sales in certain merchandise categories, and increased operating expenses.

The pandemic continues to impact the global supply chain, with restrictions and limitations on business activities causing disruption and delay, which have strained certain domestic and international supply chains, and could continue to negatively affect the flow or availability of certain products. Customer demand for certain products has and may continue to fluctuate as the pandemic progresses and customer behaviors change, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, resulting in delays in deliveries and lost sales from being out of stock for certain SKUs.

Failure to appropriately respond, or the perception of an inadequate response to evolving events around the pandemic could cause reputational harm to our brand and subject us to lost sales, as well as claims from employees, customers, suppliers, regulators or other parties. Additionally, a future outbreak of confirmed cases of COVID-19 in our facilities could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations. Some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to claims and increase our costs.

Other factors and uncertainties include, but are not limited to:

•	The severity and duration of the pandemic, including future mutations or related variants of the virus in areas in which we operate;
•	Evolving macroeconomic factors, including general economic uncertainty, inflation, unemployment rates, and recessionary pressures;
•	Changes in labor markets affecting us and our suppliers;
•	Unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•	The pace of recovery when the pandemic subsides;
•	The long-term impact of the pandemic on our business, including consumer behaviors; and
•	Disruption and volatility within the financial and credit markets.

To the extent that COVID-19 continues to adversely affect the U.S. and global economy, our business, results of operations, cash flows, or financial condition, it may also heighten other risk factors included elsewhere within this “Risk Factors” section of our Form 10-K. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Trends for further discussion.

Our reportable segments are sensitive to economic conditions (including inflation), market disruptions and other factors that affect consumer confidence and discretionary spending.

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

Economic conditions, both on a global level and in particular markets, may have significant effects on consumer confidence and discretionary spending that would in turn, affect our business or the retail industry generally. Some of these economic conditions include inflation, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, volatility in credit markets, credit availability, political and economic crises and other macroeconomic factors. These factors may affect consumer purchases and rentals of our merchandise and adversely impact our results of operations and continued growth. The economic conditions may also affect department stores and specialty retail businesses and impact their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

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

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully or if we misjudge the market for products or new product lines, our sales may be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which could decrease our revenues or gross profit margins. Conversely, if we underestimate consumer demand for our merchandise, our manufacturers fail to supply quality products in a timely manner, or we experience transportation capacity constraints and delays, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In addition, we could be at a competitive disadvantage if we are unable to leverage data analytics to obtain timely customer insights to appropriately respond to customer demands.

Compared to our Retail and Nuuly segments, our Wholesale segment is more sensitive to changes in fashion trends because of longer lead times in the manufacturing and sale of its apparel. Our fashion decisions, if unsuccessfully forecasted, constitute a material risk and may have an adverse effect on our financial condition and results of operations.

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

Additionally, the internet and other technologies facilitate competitive entry and comparison shopping in our Retail and Nuuly segments. Our digital channel competes against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites. We offer an omni-channel shopping experience for our customers and use social media and mobile applications as a way to interact with them to enhance their shopping experiences. Omni-channel retailing is constantly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and respond to shifting consumer traffic patterns and digital buying trends. Our inability to adequately respond to these risks and uncertainties or successfully maintain and expand our digital business could have an adverse impact on our results of operations.

In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors. Our Wholesale segment competes with numerous wholesale companies, many of whose products have a wider distribution, based on the quality, fashion and price of its product offerings. Our Nuuly Rent business operates in an evolving apparel subscription rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers. Our Nuuly Thrift business operates in a developing apparel and accessories resale market in which our competitors have sellers and products that may have greater appeal to consumers. New competitors frequently enter, and existing competitors enter or increase their presence in, the markets in which we operate, expand their merchandise offerings, add new sales channels or change their pricing strategies, all of which affect the competitive landscape. In addition, many of our competitors have greater name recognition and greater financial, marketing and other resources than us.

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

•	Changes resulting from the Russian invasion of Ukraine in February 2022 and from the related sanctions imposed by the United States, the European Union and others;
•	Changes resulting from the United States-Mexico-Canada Agreement (USMCA);
•

Significant labor issues, such as strikes or shortage of workers to manage inbound vessels at any of our ports in the United States, which could make it difficult or impossible for us to bring foreign-sourced products into the United States;

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

•

The shortage of transportation capacity (such as the availability of inbound ocean containers and vessels, cargo space for inbound airplanes, and trucks to transport products from ports to our distribution facilities) can result in transportation cost premiums and also delay delivery of merchandise to our distribution facilities leading to an increase in markdowns both of which can adversely affect our gross profit;

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

In the event of war (including the recent invasion of Ukraine by Russia), terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and fulfillment centers and stores, as well as fulfilling catalog, website and mobile application orders.

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

The United Kingdom recently withdrew as a member of the European Union, commonly referred to as “Brexit,” effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, which will result in new tariffs on goods imported to the United Kingdom from the European Union that were manufactured elsewhere, as well as require additional administrative effort to import and export goods, adding friction and cost to transportation. Brexit could also result in similar referendums or votes in other European countries in which we do business. The United Kingdom’s withdrawal could adversely impact consumer and investor confidence, particularly in the United Kingdom, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and investors, exposing us to litigation, fines, penalties or remediation costs and inhibiting our ability to accept debit and credit cards as forms of payment. Further, because many of our corporate and showroom employees are working hybrid office and remote schedules in light of COVID-19, our business may be more vulnerable to cybersecurity breach attempts due to offsite working by employees, increased use of public Wi-Fi and use of office equipment off premises. In addition, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity.

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

We believe that we have benefited substantially from the leadership and experience of our senior executives, including our co-founder, Chairman of the Board and Chief Executive Officer, Richard A. Hayne. The loss of the services of any of our senior executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. In addition, if our senior executives do not fully integrate within the structure of our management team and core business, we may be adversely affected. We do not have an employment agreement with our Chief Executive Officer or most other key personnel. In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our ability to increase revenue and could otherwise harm our business.

Increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations.

Our retail store and distribution and fulfillment center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, we operate in a competitive labor market, in which wage actions by other retailers and companies may require us to increase salary and wage rates, bonuses and other incentives in order to attract and retain talented employees across all of our retail store, distribution and fulfillment center, showroom and home office operations. Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices, which could adversely impact our sales. We are also subject to risks related to other store and distribution and fulfillment center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Damage or disruption to our distribution or fulfillment centers could have material adverse effects on our operations.

We operate seven distribution and fulfillment centers worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. The merchandise purchased for our United States and Canadian retail store operations is managed by our distribution centers in Gap, Pennsylvania; Reno, Nevada; and Kansas City, Missouri. Merchandise purchased for our digital operations is managed by our fulfillment centers in Gap, Pennsylvania; Reno, Nevada; and Indiana, Pennsylvania. Merchandise purchased for our wholesale operations is managed by our fulfillment centers in Gap, Pennsylvania and Peterborough, England. The merchandise purchased for our Europe retail and digital operations is managed by our omni-channel fulfillment center in Peterborough, England. Merchandise purchased for our Nuuly Rent business is managed by our fulfillment center in Bristol, Pennsylvania.  Damage to, or disruption of the operations at, any of these centers due to work stoppages, system failures, accidents, economic conditions, severe weather or natural disasters, including as a result of climate change, demographic and population changes, health epidemics and pandemics (such as COVID-19), as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

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

Our three European home offices were consolidated into one location on the former Truman Brewery Site in London, England during fiscal 2020. The office is approximately 70,000 square feet and houses all of our brand and shared leadership teams as well as a wholesale showroom and photo studio. The term of this lease is set to expire in July 2029, and we have the option to renew for up to an additional 10 years.

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

We lease a 309,000 square foot fulfillment center located in Bristol, Pennsylvania, which is primarily used to conduct our Nuuly Rent operations. The lease commenced in fiscal 2020 and is set to expire in July 2034 with options to renew for up to an additional ten years. In addition, this fulfillment center has been recently used to support increased customer demand in the digital channel.

We own and operate an approximately 400,000 square foot omni-channel fulfillment center in Peterborough, England that supports our European stores, digital and wholesale channels. We began construction on the facility during fiscal 2020 and completed the installation of the remaining material handling equipment and became fully operational during fiscal 2022. We exited our distribution and fulfillment centers in Rushden, England during fiscal 2022 upon completion of the omni-channel fulfillment center in Peterborough, England.

In fiscal 2021, we purchased land in Kansas City, Kansas for the development of an approximately 880,000 square foot omni-channel fulfillment center. Construction of the facility began in fiscal 2021 and is expected to be fully operational during fiscal 2024. The facility will support the growth and expansion of our Retail segment business in North America by providing more efficient and faster inventory processing, as well as faster and more consistent delivery times to our stores and digital customers. To support customer demand until the omni-channel fulfillment center is operational, we signed a lease in fiscal 2022 for an approximately 401,000 square foot fulfillment center located in Kansas City, Missouri. The term of this lease is set to expire in November 2023, and we have options to renew through fiscal 2027.

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

All of our stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for stores open, under lease as of January 31, 2022, by Urban Outfitters, the Anthropologie Group and the Free People Group was approximately 2,264,000, 1,813,000, and 367,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for the Anthropologie Group and 2,000 for the Free People Group. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail locations, as of January 31, 2022:

	Urban Outfitters	Anthropologie Group	Free People Group	Menus & Venues	Total
United States	184	206	162	10	562
Canada	18	11	5	—	34
Europe	59	21	6	—	86
Total Company-Owned Stores	261	238	173	10	682
Franchisee-Owned Stores (1)	2	1	—	—	3
Total URBN	263	239	173	10	685
(1)	Located in the United Arab Emirates.

In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in Dallas, New York City, Los Angeles, Chicago and London that are leased through 2022, 2023, 2024, 2028 and 2029, respectively.

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

Holders of Record

On March 25, 2022, there were 90 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2017 and ending January 31, 2022, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2022
250.00
200.00
150.00
100.00
50.00
0.00
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Urban Outfitters, Inc.
S&P 500 Index - Total Return
Apparel Retail Index

	Base Period Jan-17	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-18	Jan-19	Jan-20	Jan-21	Jan-22
Urban Outfitters, Inc.	$100.00	$128.52	$121.70	$96.46	$103.35	$108.21
S&P 500	$100.00	$126.41	$123.48	$150.26	$176.18	$217.21
S&P 500 Apparel Retail	$100.00	$121.77	$132.71	$143.41	$157.17	$168.91

A summary of the repurchase of our common shares under the Company’s share repurchase programs for the quarter ended January 31, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2021 through November 30, 2021	—	$—	—	25,351,954
December 1, 2021 through December 31, 2021	639,135	$28.55	639,135	24,712,819
January 1, 2022 through January 31, 2022	820,024	$27.60	820,024	23,892,795
Total Fiscal 2022 Fourth Quarter	1,459,159		1,459,159	23,892,795

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended January 31, 2022, the Company acquired and subsequently retired 3,325 common shares from employees to meet payroll tax withholding requirements. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

(2)

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 shares under a share repurchase program.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, catalogs and customer contact centers and franchisee-owned stores. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear. Our Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which offers customers with a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s, and kids’ clothes, shoes and accessories from any brands.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2022 ended on January 31, 2022, our fiscal year 2021 ended on January 31, 2021, and our fiscal year 2020 ended on January 31, 2020.

Current Trends

Impact of the Coronavirus Pandemic on Fiscal 2021

In March 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. Consequently, the Company announced that it temporarily closed all stores, offices and showrooms globally, but began to reopen stores in late April 2020. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

In response to the COVID-19 pandemic, the Company took measures to protect its financial position and increase financial flexibility. During fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivable, and non-cash charges, primarily store impairment charges.

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macro-economic conditions have also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory closures, continued port congestion and shipping delays, which have resulted in inventory receipt delays and an increase in inbound freight costs. The Company made a strategic decision to bring certain product categories in earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on customer demand.

The Company continued to qualify for certain government assistance programs that partially offset related expenses in locations impacted by closures during fiscal 2022. As of the end of the second quarter of fiscal 2022, however, the programs either expired or the Company no longer qualified for such programs in the United States and Canada, and as of the end of the third quarter of fiscal 2022, the Company no longer qualified for the majority of such programs in Europe. The Company recorded the benefit of the government assistance programs as an offset to selling, general, and administrative expenses or store occupancy expenses in cost of sales based on the nature of the related expenses offset by such programs.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Future Operations

The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. The Company is also experiencing COVID-19 supply chain disruptions resulting in inventory receipt delays. Furthermore, the Company expects that our operations will continue to be influenced by general economic conditions resulting from COVID-19, such as labor shortages and the impact of inflation including higher wages, increased merchandise costs and higher inbound transportation costs. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change. Additionally, ongoing global issues may affect our business and the global economy, including the geopolitical impact of Russia’s invasion of Ukraine and any related economic or other sanctions.

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

We monitor Retail segment metrics including customer traffic, conversion rates, average units per transaction at our stores and on our websites and mobile applications and average unit retail price at our stores and average order value on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally and designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the United Arab Emirates. Urban Outfitters’ North American Retail segment net sales accounted for approximately 27.5% of consolidated net sales for fiscal 2022, compared to 31.3% for fiscal 2021. European and Asian Retail segment net sales accounted for approximately 9.1% of consolidated net sales for fiscal 2022, compared to approximately 8.5% for fiscal 2021.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, headpieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 37.4% of consolidated net sales for fiscal 2022, compared to 36.5% for fiscal 2021. European and Asian Retail segment net sales accounted for approximately 2.0% of consolidated net sales for fiscal 2022, compared to approximately 1.7% for fiscal 2021.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. The Free People Group’s North American Retail segment net sales accounted for approximately 16.3% of consolidated net sales for fiscal 2022, compared to approximately 14.6% for fiscal 2021. European and Asian Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2022 and fiscal 2021.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for fiscal 2022 and fiscal 2021.

Net sales from the Retail segment accounted for approximately 93.4%, 93.6% and 91.6% of total consolidated net sales for fiscal 2022, 2021 and 2020, respectively.

Store data for fiscal 2022 was as follows:

	January 31,	Stores	Stores	January 31,
	2021	Opened	Closed	2022
Urban Outfitters
United States	174	13	(3)	184
Canada	17	1	—	18
Europe	56	3	—	59
Urban Outfitters Global Total	247	17	(3)	261
Anthropologie Group
United States	204	7	(5)	206
Canada	11	—	—	11
Europe	22	2	(3)	21
Anthropologie Group Global Total	237	9	(8)	238
Free People Group
United States (1)	138	28	(4)	162
Canada	6	—	(1)	5
Europe	5	1	—	6
Free People Group Global Total	149	29	(5)	173
Menus & Venues
United States	11	1	(2)	10
Menus & Venues Total	11	1	(2)	10
Total Company-Owned Stores	644	56	(18)	682
Franchisee-Owned Stores (2)	1	2	—	3
Total URBN	645	58	(18)	685
(1)	18 FP Movement stores were opened during the year ended January 31, 2022. 20 FP Movement stores were open as of January 31, 2022.
(2)	Franchisee-owned stores are located in the United Arab Emirates.

Selling square footage by brand as of January 31, 2022 and January 31, 2021 was as follows:

	January 31,	January 31,
	2022	2021	Change
Selling square footage (in thousands):
Urban Outfitters	2,264	2,195	3.1%
Anthropologie Group	1,813	1,815	-0.1%
Free People Group (1)	367	331	10.9%
Total URBN (2)	4,444	4,341	2.4%
(1)	Selling square footage for FP Movement was 25 and 2 as of January 31, 2022 and 2021, respectively.
(2)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2023 are as follows:

	January 31,	Projected	Projected	January 31,
	2022	Openings	Closings	2023
Urban Outfitters	261	10	(5)	266
Anthropologie Group	238	8	(8)	238
Free People Group (1)	173	28	(1)	200
Menus & Venues	10	—	—	10
Total Company-Owned Stores	682	46	(14)	714
Franchisee-Owned Stores	3	4	—	7
Total URBN	685	50	(14)	721
(1)	Includes 16 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Net sales from the Wholesale segment accounted for approximately 5.5%, 5.7% and 8.2% of total consolidated net sales for fiscal 2022, 2021 and 2020, respectively.

Nuuly Segment

Our Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s, and kids’ apparel, shoes, and accessories from any brands. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus to be used at any of the Company’s brands. The Company earns a commission based on sales made in the marketplace. Our Nuuly segment net sales accounted for approximately 1.1% of consolidated net sales for fiscal 2022 and less than 1.0% of consolidated net sales for fiscal 2021 and 2020.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. We have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we will recognize merchandise revenue for the Retail segment for our single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs. A Nuuly Rent customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. We recognize merchandise revenue for Nuuly Rent for our single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card, gift card or alternative payment methods. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments. Payment terms in our Wholesale segment vary by customer with the most common being a net 30-day policy.

Menus & Venues: Revenue from restaurant sales and events is recognized upon completion of the service when we satisfy our single performance obligation. Customer deposits may be received in advance for events, which represents a contract liability until we satisfy our performance obligation.

Subscription Fees: Revenue for Nuuly Rent is generated through monthly subscription fees and the purchase of merchandise in a customer’s possession. The monthly subscription rental fee is recognized as revenue on the date the customer is billed. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold. Merchandise sales to Nuuly Rent customers are discussed above under Merchandise.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2022 and 2021, reserves for estimated sales returns totaled $69.8 million and $82.0 million, representing 3.4% and 4.0% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventory to increase over time as we increase our sales. The majority of inventory at January 31, 2022 and 2021 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2022 and 2021 totaled $569.7 million and $389.6 million, representing 15.0% and 11.0% of total assets, respectively.

Rental Product

The cost of our Nuuly segment rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. We make assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Rental product represented less than 1.0% of total assets as of January 31, 2022 and January 31, 2021.

Impairment of Long-lived Assets

We review the carrying values of our definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2021, we recorded impairment charges for 42 retail locations, totaling $15.5 million, with a carrying value after impairment of $101.8 million primarily related to the right-of-use assets. During fiscal 2020, we recorded impairment charges for eight retail locations, totaling $14.6 million, with a carrying value after impairment of $51.9 million primarily related to the right-of-use assets.

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

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2022 and January 31, 2021 totaled $69.9 million and $66.5 million, respectively, representing 1.8% and 1.9% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $30.9 million as of January 31, 2022 and $18.7 million as of January 31, 2021. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

A Black-Scholes model was used to determine the fair value of our stock options granted in the fiscal year ended January 31, 2020. This model uses assumptions including the risk-free rate of interest, expected volatility of our stock price and expected life of the awards. There were no stock options granted in the fiscal years ended January 31, 2022 and 2021. The fair value of the performance-based awards granted during fiscal 2022, 2021 and 2020 equaled the stock price on the date of the grant. We review our assumptions and the valuations provided by independent third-party valuation advisors in order to determine the fair value of share-based compensation awards at the date of grant. The assumptions used in calculating the fair value of these share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. Changes in these assumptions can materially affect the fair value estimate.

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

•

Total net sales increased 14.2% compared to the year ended January 31, 2020, reaching record net sales in dollars. The increase was driven by an increase in comparable Retail segment net sales, partially offset by a decline in Wholesale segment net sales.

•

Gross profit rate improved to 32.8% for the year ended January 31, 2022, compared to 31.1% for the year ended January 31, 2020. The improvement was primarily driven by the lowest merchandise markdown rates for a fiscal year and improved leverage in store occupancy expense due to the increased penetration of the digital channel in Retail segment net sales, partially offset by an increase in delivery and logistics expenses and lower initial merchandise markups resulting from higher inbound transportation expenses. During fiscal 2020, we also recorded impairment charges for eight retail locations, totaling $14.6 million.

•

As of January 31, 2022, total inventory increased by $160.2 million, or 39.1%, compared to total inventory as of January 31, 2020, primarily due to the Company continuing to bring certain product categories in earlier to protect against ongoing supply chain disruptions and delays and increasing inbound shipping costs.

•

Selling, general and administrative expenses expressed as a percentage of net sales decreased to 23.8% for fiscal 2022, compared to 25.0% for fiscal 2020. The leverage was primarily related to disciplined store payroll management and overall expense control and the increased penetration of the digital channel in Retail segment net sales, partially offset by deleverage in digital marketing and creative expenses to drive overall customer growth and the strong digital sales. During the year ended January 31, 2020, the Company recorded a charge of approximately $13.9 million related to goodwill impairment of the Menus & Venues division.

•	Income from operations expressed as a percentage of net sales improved to 9.0% for the year ended January 31, 2022, compared to 5.8% for the year ended January 31, 2020.

The tables below set forth, for the periods indicated, the results of operations and the percentage of our net sales represented by certain statement of operations data. The tables should be read in conjunction with the discussions that follow. As a result of the COVID-19 pandemic, all of our stores were closed for a portion of the first half of fiscal 2021. In addition to lost revenues, we incurred expenses in fiscal 2021 that were not commensurate with the level of sales. As a result, comparisons of expense ratios and year-over-year trends were impacted in a meaningful way.

(amounts in millions)

	Fiscal Year Ended January 31,
	2022	2021	2020
Net sales	$4,548.8	$3,449.7	$3,983.8
Cost of sales (excluding store impairment)	3,054.8	2,572.3	2,729.4
Store impairment (1)	—	15.5	14.6
Gross profit	1,494.0	861.9	1,239.8
Selling, general and administrative expenses	1,085.4	857.9	994.0
Goodwill impairment (2)	—	—	13.9
Income from operations	408.6	4.0	231.9
Interest income	2.3	3.1	10.6
Interest expense	(1.1)	(3.4)	(1.2)
Other expense	(5.2)	(0.2)	(1.6)
Income before income taxes	404.6	3.5	239.7
Income tax expense	94.0	2.3	71.6
Net income	310.6	1.2	168.1

AS A PERCENTAGE OF NET SALES
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment)	67.2	74.6	68.5
Store impairment (1)	—	0.4	0.4
Gross profit	32.8	25.0	31.1
Selling, general and administrative expenses	23.8	24.9	25.0
Goodwill impairment (2)	—	—	0.3
Income from operations	9.0	0.1	5.8
Interest income	0.1	0.1	0.3
Interest expense	(0.0)	(0.1)	(0.0)
Other expense	(0.2)	(0.0)	(0.1)
Income before income taxes	8.9	0.1	6.0
Income tax expense	2.1	0.1	1.8
Net income	6.8%	0.0%	4.2%
Period over Period Change:
Net sales	31.9%	(13.4)%	0.8%
Gross profit	73.3%	-30.5%	-7.9%
Income from operations	n-m*	-98.3%	-39.2%
Net income	n-m*	-99.3%	-43.6%

(1)

During fiscal 2021, we recorded store impairment charges for 42 retail locations, totaling $15.5 million. During fiscal 2020, we recorded store impairment charges for eight retail locations, totaling $14.6 million.

(2)	During fiscal 2020, we recorded a charge of $13.9 million related to goodwill impairment of the Menus & Venues brand.

*     Not meaningful.

Fiscal 2022 Compared to Fiscal 2021

Net sales in fiscal 2022 increased by 31.9% to $4.55 billion, from $3.45 billion in fiscal 2021. The $1.10 billion increase was attributable to a $1.02 billion, or 31.6%, increase in Retail segment net sales, a $55.1 million, or 28.0%, increase in Wholesale segment net sales and an increase in Nuuly segment net sales of $23.4 million. Retail segment net sales for fiscal 2022 accounted for 93.4% of total net sales compared to 93.6% of total net sales during fiscal 2021.

The increase in our Retail segment net sales during fiscal 2022 was due to an increase of $906.6 million, or 28.7%, in Retail segment comparable net sales, and an increase of $113.9 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 42.5% at the Free People Group, 34.5% at the Anthropologie Group and 17.2% at Urban Outfitters. Retail segment comparable net sales increased in North America and Europe. The increase in Retail segment comparable net sales for fiscal 2022 was driven by high double-digit growth in retail store sales and high single-digit growth in digital channel sales. Retail segment comparable net sales for fiscal 2021 were significantly impacted by lower retail store sales due to store closures, reduced store traffic in reopened store locations and significant growth in our digital channel. As a result, for fiscal 2021 the relative proportion of sales attributable to store and digital channels changed significantly. Positive comparable store net sales in fiscal 2022 resulted from an increase in store traffic, transactions and average unit retail price, while units per transaction and conversion rate declined. The digital channel net sales increase was driven by an increase in average order value, while sessions and units per transaction decreased and conversion rate was flat. The increase in non-comparable net sales during fiscal 2022 was primarily due to net new store openings and a recovery from the negative impact of the COVID-19 pandemic in fiscal 2021, which resulted in reduced store traffic and lower store productivity in the 76 new Company-owned stores opened and 28 Company-owned stores and restaurants closed since the prior comparable period. The benefit from foreign currency translation in fiscal 2022 also contributed to the increase in non-comparable net sales.

The increase in Wholesale segment net sales in fiscal 2022 as compared to fiscal 2021 was primarily due to a $46.5 million, or 24.9%, increase in sales for the Free People Group, due to a significant number of the brand’s wholesale partners having had a meaningful portion of their businesses negatively impacted by the COVID-19 pandemic during fiscal 2021. The segment increase was also due to an increase of $9.2 million in Urban Outfitters wholesale sales.

Gross profit percentage for fiscal 2022 increased to 32.8% of net sales, from 25.0% of net sales in fiscal 2021. Gross profit increased to $1,494.0 million for fiscal 2022 from $861.9 million in fiscal 2021. The increase in gross profit rate was due to the significant negative impact of COVID-19 related store closures on the Company’s Retail segment and its partners in the Wholesale segment in the prior year period. Additionally, during the prior year period, the Company recorded a $15.5 million store impairment charge and a meaningful increase in inventory obsolescence reserves due to the impact the store closures had on the aging of the Company’s inventory. Finally, all three brands achieved record low merchandise markdown rates in the Retail segment during fiscal 2022, further contributing to the improvement in the current year.

Total inventory at January 31, 2022 increased by $180.1 million, or 46.2%, to $569.7 million from $389.6 million at January 31, 2021. This increase was driven by the increase in net sales and by the Company continuing to bring certain product categories in earlier to protect against ongoing supply chain disruptions and delays and increasing inbound transportation costs.

Selling, general and administrative expenses increased by $227.5 million, or 26.5%, to $1,085.4 million in fiscal 2022 compared to fiscal 2021. Selling, general and administrative expenses as a percentage of net sales decreased in fiscal 2022 to 23.8% of net sales, compared to 24.9% of net sales for fiscal 2021. The increase in selling, general and administrative expenses was primarily related to increased direct selling and digital marketing expenses in the current year to support the increase in net sales, higher incentive-based compensation due to the impacts of COVID-19 on the prior year period and the benefit of COVID-19 related government relief packages recorded in the prior year period. The leverage in selling, general and administrative expenses in fiscal 2022 is primarily due to the increase in retail store sales, as store operations for fiscal 2021 were significantly impacted by store closures and reduced store traffic in reopened locations.

Income from operations for fiscal 2022 was 9.0% of net sales, or $408.6 million, compared to 0.1% of net sales, or $4.0 million, for fiscal 2021.

Our effective tax rate for fiscal 2022 was 23.2% compared to 64.8% in fiscal 2021. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2021 Compared to Fiscal 2020

Net sales in fiscal 2021 decreased by 13.4% to $3.45 billion, from $3.98 billion in fiscal 2020. The $534.0 million decrease was attributable to a $420.7 million, or 11.5%, decrease in Retail segment net sales and a $129.6 million, or 39.7%, decrease in Wholesale segment net sales, partially offset by a $16.3 million increase in Nuuly segment net sales. Retail segment net sales for fiscal 2021 accounted for 93.6% of total net sales compared to 91.6% of total net sales during fiscal 2020.

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

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	January 31,
	2022	2021	2020
Cash, cash equivalents and marketable securities	$669.6	$694.0	$530.4
Working capital	304.3	317.2	414.6

	Fiscal Year Ended
	January 31,
	2022	2021	2020
Net cash provided by operating activities	$359.3	$285.8	$273.9
Net cash used in investing activities	(487.7)	(101.9)	(186.1)
Net cash used in financing activities	(60.3)	(10.4)	(222.0)

The decrease in working capital at January 31, 2022, as compared to January 31, 2020, was primarily due to the increase in certain accrued expenses, accrued compensation and other current liabilities (such as accrued incentive-based compensation, accrued capital expenditures and other accrued operational expenses) partially offset by the net increase in inventory less accounts payable, both due to the continued growth of the Company’s operations since fiscal 2020.

During the last three years, we have satisfied our cash requirements through our cash flow from operating activities. Additionally, during fiscal 2021, and in response to the COVID-19 pandemic, we had borrowings of $220.0 million under our Amended Credit Facility to protect our cash reserves. We subsequently repaid the entire $220.0 million during fiscal 2021. Our primary uses of cash have been to fund business operations, purchase inventory, expand our home offices and fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The increase in cash flows from operations for fiscal 2022 compared to fiscal 2021 was primarily due to increased net income, partially offset by the net increase in inventory less accounts payable to support the continued growth of the Company’s operations. The increase in cash flows from operations for fiscal 2021 compared to fiscal 2020 was primarily due to an increase in accounts payable and accrued expenses, accrued compensation and other current liabilities due to timing of payments, in addition to decreased inventory levels, partially offset by lower merchandise sales in fiscal 2021 as a result of store closures and lower store productivity caused by the COVID-19 pandemic. Although the Company’s stores were closed for a part of the first six months of fiscal 2021, the Company continued to incur various store operational costs for a large portion of its store employees.

Cash Flows from Investing Activities

Cash used in investing activities in fiscal 2022 and 2021 was primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. The Company initially liquidated its marketable securities portfolio earlier in fiscal 2021 to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio in the fourth quarter of fiscal 2021. Cash paid for property and equipment for fiscal 2022, 2021 and 2020 was $262.4 million, $159.2 million and $217.4 million, respectively, which was primarily used to expand our fulfillment center network in fiscal 2022, 2021, and 2020.

Cash Flows from Financing Activities

Cash used in financing activities in fiscal 2022, 2021 and 2020 was primarily related to $55.8 million, $7.0 million and $217.4 million, respectively, of repurchases of our common shares under our share repurchase programs during each of those years. During fiscal 2021, we also borrowed $220.0 million under our Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. We subsequently repaid the entire $220.0 million during fiscal 2021.

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

The Amended Credit Facility provides for interest on borrowings, at our option, at either (i) adjusted LIBOR, CDOR, SONIA or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Agreement is payable monthly, quarterly or at the end of the interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

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

As of January 31, 2022, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed and subsequently repaid $220.0 million during fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. As of January 31, 2022, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreements. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13.1 million. Interest expense for the Amended Credit Facility for the years ended January 31, 2022, January 31, 2021 and January 31, 2020, was $1.0 million, $2.7 million and $1.0 million, respectively, which was included in “Interest expense,” in the Consolidated Statements of Income.

Capital and Operating Expenditures

During fiscal 2023, we plan to complete construction on a new omni-channel fulfillment center in Kansas City, Kansas (which will be fully operational in fiscal 2024), open approximately 46 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2023, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2023 to be approximately $225 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2023 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the COVID-19 pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 12, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2022:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	More Than One Year
Operating leases (1)	$1,442,628	$297,586	$1,145,042
Purchase commitments (2)	941,847	905,648	36,199
Tax payable (3)	24,166	2,843	21,323
Construction contracts (4)	97,941	61,273	36,668
Total contractual obligations	$2,506,582	$1,267,350	$1,239,232

(1)	Refer to Note 9, “Leases,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)

Represents one-time transition tax payable related to cash taxes payable in future years as a result of the Tax Act. Excluded from the above table are tax contingencies of $22,422 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $22,422 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2022.

(4)	Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2022:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	More Than One Year
Trade letters of credit (1)	$50,564	$50,564	$—
Stand-by letters of credit (2)	13,140	13,140	—
Total commercial commitments	$63,704	$63,704	$—

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2022 and 2021, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2022.

The effectiveness of internal control over financial reporting as of January 31, 2022 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 35 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2022, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2022, and our report dated April 1, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	74	Chairman of the Board and Chief Executive Officer
Melanie Marein-Efron	52	Chief Financial Officer
Francis J. Conforti	46	Co-President and Chief Operating Officer, URBN
Sheila B. Harrington	49	Global Chief Executive Officer, Urban Outfitters Group and Free People Group
Azeez Hayne	45	Chief Administrative Officer and General Counsel, URBN
Margaret A. Hayne Tricia D. Smith	63 50	Co-President and Chief Creative Officer, URBN; Director Global Chief Executive Officer, Anthropologie Group
Edward N. Antoian (1)	66	Director
Kelly Campbell	44	Director
Sukhinder Singh Cassidy (3)	52	Director
Harry S. Cherken, Jr.	72	Director
Elizabeth A. Lambert (2)(3)	58	Director
Amin N. Maredia (2)	49	Director
Wesley McDonald (1)(2)	59	Director
Todd R. Morgenfeld (1)(2)	49	Director
John C. Mulliken (3)	49	Director
Mary C. Egan	54	Nominee for Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation and Leadership Development Committee.
(3)	Member of the Nominating and Governance Committee.

Mr. R. Hayne co-founded Urban Outfitters in 1970. He has been Chairman of the Board of Directors since the Company’s incorporation in 1976 and, until February 2016, also served as the Company’s President. Mr. R. Hayne served as the Company’s principal executive officer until 2007 and again beginning in January 2012. Margaret A. Hayne, Co-President and Chief Creative Officer of the Company, is Mr. R. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer and General Counsel of the Company, is Mr. R. Hayne’s nephew. Mr. R. Hayne’s long tenure leading the Company as Chairman of the Board of Directors, his tenure as principal executive officer and his exceptional leadership skills make him uniquely qualified to serve as a director.

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

Ms. Harrington has served as Chief Executive Officer of the Urban Outfitters Group since January 2021 and as Chief Executive Officer of the Free People Group since October 2020. Prior to that, Ms. Harrington served as President of the Free People Group beginning in August 2016 and Chief Merchandising Officer of the Free People Group from February 2015 to August 2016 and Merchandise and Display Director of the Free People Group from March 2010 to February 2015. Ms. Harrington joined the Free People brand in 2002 to help launch the first store. She was responsible for the merchant product development for the brand across all three channels; stores, digital and wholesale. Ms. Harrington has been instrumental in the launch and development of new businesses such as Intimates, Shoes, Movement, Endless Summer and We the Free, in addition to expansion of the core offering. Over the years she has expanded the buying and planning teams and developed the visual merchandising team. Prior to joining Free People, Ms. Harrington spent time within the merchant organizations of Bloomingdales and The Gap. Ms. Harrington has a BS in Psychology from Queen’s University.

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

Ms. Smith joined the Company in April 2021 as the Global Chief Executive Officer of the Anthropologie Group. Prior to joining the Company, she was the Executive Vice President and Chief Merchandising Officer at Tilly’s from October 2019 through April 2021. Ms. Smith began her career on the sales floor at Nordstrom in Southern California that eventually led her to the role of Executive Vice President & General Merchandise Manager of Women’s, Young Contemporary, Designer, and Specialized Apparel, which she held from October 2016 to September 2019, and was an instrumental leader for a variety of significant merchandise management roles over her 25 year career.

Mr. Antoian is a partner of and Founder of Zeke Capital Advisors, a financial advisory firm. From 1997 until March 2019, Mr. Antoian was a partner and Senior Portfolio Manager at Chartwell Investment Partners. Prior to that, Mr. Antoian worked at Delaware Management Co. as a Senior Portfolio Manager and at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CFA, CPA, financial advisor and portfolio manager. Mr. Antoian serves as a director of a not-for-profit entity and two private companies. As an independent director, Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

Ms. Campbell has served as President of Peacock, NBCUniversal’s streaming service, since November 1, 2021. Prior to joining Peacock, Ms. Campbell served as President of Hulu from February 2020 to October 2021 and as Chief Marketing Officer of Hulu from August 2017 to February 2020. From 2005 to 2017, Ms. Campbell held a variety of roles at Google across the Google Ads and Google Cloud businesses. Ms. Campbell brings a wealth of knowledge and experience about marketing and subscription businesses to the Board of Directors. Ms. Campbell was initially identified by Diversified Search, an outside search firm.

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

Mr. Cherken is Senior Counsel at the law firm of Faegre Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania. He was previously a partner of that firm from November 1984 to January 2020, is a former managing partner of that firm and also served as either Chair or Co-Chair of its Real Estate Group for 18 years. As a real estate lawyer for over 45 years representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. He also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities and academic institutions. In 2021, Mr. Cherken was appointed Honorary Consul for Philadelphia of the Republic of Armenia.

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

Mr. Morgenfeld is the Chief Financial Officer and Head of Business Operations of Pinterest, Inc., a position he has held since 2019. From 2016 to 2019, he served as Chief Financial Officer of Pinterest, Inc. Before joining Pinterest, Mr. Morgenfeld served as Vice President of Finance at Twitter from 2015 to 2016 and Treasurer and Senior Vice President of Corporate Development and Corporate Financial Analytics for Hewlett-Packard Company from 2013 to 2015. Prior to his role at Hewlett-Packard, Mr. Morgenfeld was an investment partner at Silver Lake Partners from 2004 to 2013. Mr. Morgenfeld graduated first in his class from the United States Military Academy and also holds an MBA degree from Stanford University. Mr. Morgenfeld has served as a director of a not-for-profit entity and as chairman of the board and member of the audit committee of a public company. His significant finance and consumer internet experience provides valuable expertise to the Board of Directors.

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

Ms. Egan has been serving as an independent strategy consultant to high growth private equity and venture-capital backed consumer companies since 2018, currently as principal of Egan Advisory Group. In 2013, Ms. Egan founded Gatheredtable, a consumer software as a service company offering customized meal planning, and served as its Chief Executive Officer until Gatheredtable was sold to a strategic buyer in 2018. From 2010 to 2012, Ms. Egan served as head of global strategy and corporate development for Starbucks Corporation and in 2012 led Starbucks’ food category in the Americas.  From 1996 to 2010, Ms. Egan was a management consultant and Managing Director at The Boston Consulting Group, where she partnered with several leading consumer and retail brands to develop and successfully implement aggressive growth strategies. Ms. Egan also serves on the board of directors of American Campus Communities, Inc. and Noodles & Company. Ms. Egan’s decades of experience partnering with management teams to develop and implement consumer-centric strategies for high growth omnichannel consumer brands, as well as working extensively with founders and entrepreneurs, gives her a unique set of skills to contribute to the Board of Directors. The Board of Directors has proposed to include Ms. Egan as a nominee to the Company’s Board of Directors in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders upon recommendation by the Nominating and Governance Committee and initial identification by Diversified Search, an outside search firm.

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

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34). Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

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

10.26+

Employment Agreement, dated February 20, 2021, between Urban Outfitters, Inc. and Tricia D. Smith incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (file no. 000-227545) filed on September 9, 2021.

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

URBAN OUTFITTERS, INC.

April 1, 2022	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 1, 2022

/ S / MELANIE MAREIN-EFRON Melanie Marein-Efron (Principal Financial and Accounting Officer)	Chief Financial Officer	April 1, 2022

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2022
/ S / KELLY CAMPBELL Kelly Campbell / S / SUKHINDER SINGH CASSIDY Sukhinder Singh Cassidy	Director	April 1, 2022
	Director	April 1, 2022

/ S / HARRY S. CHERKEN, JR. Harry S. Cherken Jr.	Director	April 1, 2022

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2022

/ S / ELIZABETH A. LAMBERT Elizabeth A. Lambert	Director	April 1, 2022

/ S / AMIN N. MAREDIA Amin N. Maredia	Director	April 1, 2022

/ S / WESLEY MCDONALD Wesley McDonald	Director	April 1, 2022

/ S / TODD R. MORGENFELD Todd R. Morgenfeld	Director	April 1, 2022

/ S / JOHN C. MULLIKEN John C. Mulliken	Director	April 1, 2022

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in lnternal Control - lntegrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•	We evaluated management’s impairment analysis by:

-	Testing retail location assets for possible indications of impairment, including searching for locations with a current period loss and a history of losses.

-	Evaluating whether the events or changes in circumstances that may have existed were identified by management, consistent with evidence obtained in other areas of the audit.

•	We evaluated management’s ability to accurately estimate cash flow from forecasts of sales and gross profit for retail locations and the reasonableness of the forecasts by comparing them to:

-	Historical sales and gross profit.

-	Internal communications to management and the board of directors.

-	External communications made by management to analysts and investors.

-	External information regarding retail industry growth and trends.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology applied and fair value determined for the lease right-of-use assets by:

-	Testing the methodology applied and measurement inputs of market rent, underlying the determination of the fair value and the mathematical accuracy of the calculation.

-	Developing a range of independent estimates and comparing those to the fair value determined by management.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2022

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$206,575	$395,635
Marketable securities	239,420	174,695
Accounts receivable, net of allowance for doubtful accounts of $1,348 and $4,028, respectively	63,760	89,952
Inventory	569,699	389,618
Prepaid expenses and other current assets	206,293	173,432
Total current assets	1,285,747	1,223,332
Property and equipment, net	1,145,085	967,422
Operating lease right-of-use assets	1,000,255	1,114,762
Marketable securities	223,557	123,662
Deferred income taxes and other assets	136,703	117,167
Total Assets	$3,791,347	$3,546,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,246	$237,386
Current portion of operating lease liabilities	236,315	254,703
Accrued compensation and benefits	89,914	54,796
Accrued expenses and other current liabilities	350,998	359,247
Total current liabilities	981,473	906,132
Non-current portion of operating lease liabilities	951,080	1,074,009
Long-term debt	—	—
Deferred rent and other liabilities	113,054	88,846
Total Liabilities	2,045,607	2,068,987
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 96,431,044 and 97,815,985 shares issued and outstanding, respectively	10	10
Additional paid-in-capital	—	19,360
Retained earnings	1,770,560	1,475,108
Accumulated other comprehensive loss	(24,830)	(17,120)
Total Shareholders’ Equity	1,745,740	1,477,358
Total Liabilities and Shareholders’ Equity	$3,791,347	$3,546,345

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2022	2021	2020
Net sales	$4,548,763	$3,449,749	$3,983,789
Cost of sales (excluding store impairment)	3,054,813	2,572,347	2,729,352
Store impairment	—	15,496	14,611
Gross profit	1,493,950	861,906	1,239,826
Selling, general and administrative expenses	1,085,384	857,934	993,990
Goodwill impairment	—	—	13,911
Income from operations	408,566	3,972	231,925
Interest income	2,343	3,119	10,638
Interest expense	(1,104)	(3,405)	(1,202)
Other expense	(5,174)	(173)	(1,641)
Income before income taxes	404,631	3,513	239,720
Income tax expense	94,015	2,277	71,624
Net income	$310,616	$1,236	$168,096
Net income per common share:
Basic	$3.17	$0.01	$1.68
Diluted	$3.13	$0.01	$1.67
Weighted-average common shares outstanding:
Basic	98,022,583	97,817,651	99,833,011
Diluted	99,268,705	98,522,776	100,588,677

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
Net income	$310,616	$1,236	$168,096
Other comprehensive (loss) income:
Foreign currency translation	(5,254)	11,378	(1,403)
Change in unrealized (losses) gains on marketable securities, net of tax	(2,456)	(494)	502
Total other comprehensive (loss) income	(7,710)	10,884	(901)
Comprehensive income	$302,906	$12,120	$167,195

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2019	105,642,283	$11	$—	$1,516,190	$(27,103)	$1,489,098
Comprehensive income	—	—	—	168,096	(901)	167,195
Share-based compensation	—	—	21,109	—	—	21,109
Share-based awards	588,158	—	974	—	—	974
Share repurchases	(8,253,626)	(1)	(12,606)	(210,414)	—	(223,021)
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive income	—	—	—	1,236	10,884	12,120
Share-based compensation	—	—	20,300	—	—	20,300
Share-based awards	482,508	—	495	—	—	495
Share repurchases	(643,338)	—	(10,912)	—	—	(10,912)
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	310,616	(7,710)	302,906
Share-based compensation	—	—	25,741	—	—	25,741
Share-based awards	803,300	—	3,290	—	—	3,290
Share repurchases	(2,188,241)	—	(48,391)	(15,164)	—	(63,555)
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$310,616	$1,236	$168,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,672	103,771	112,256
Non-cash lease expense	193,032	197,088	190,652
(Benefit) provision for deferred income taxes	(2,695)	(14,270)	1,451
Share-based compensation expense	25,741	20,300	21,109
Goodwill impairment	—	—	13,911
Store impairment	—	15,496	14,611
Loss on disposition of property and equipment, net	1	779	1,643
Changes in assets and liabilities:
Receivables	26,029	(1,223)	(7,825)
Inventory	(181,898)	22,381	(39,101)
Prepaid expenses and other assets	(10,209)	(25,239)	(16,308)
Payables, accrued expenses and other liabilities	124,840	152,905	22,661
Operating lease liabilities	(231,810)	(187,410)	(209,263)
Net cash provided by operating activities	359,319	285,814	273,893
Cash flows from investing activities:
Cash paid for property and equipment	(262,429)	(159,242)	(217,433)
Cash paid for marketable securities	(505,936)	(338,918)	(397,220)
Sales and maturities of marketable securities	280,701	396,260	428,508
Net cash used in investing activities	(487,664)	(101,900)	(186,145)
Cash flows from financing activities:
Borrowings under debt	—	220,000	—
Repayments of debt	—	(220,000)	—
Proceeds from the exercise of share-based awards	3,290	495	974
Share repurchases related to share repurchase program	(55,765)	(7,036)	(217,421)
Share repurchases related to taxes for share-based awards	(7,790)	(3,876)	(5,600)
Net cash used in financing activities	(60,265)	(10,417)	(222,047)
Effect of exchange rate changes on cash and cash equivalents	(450)	299	(2,122)
(Decrease) increase in cash and cash equivalents	(189,060)	173,796	(136,421)
Cash and cash equivalents at beginning of period	395,635	221,839	358,260
Cash and cash equivalents at end of period	$206,575	$395,635	$221,839
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$111,632	$25,572	$74,429
Non-cash investing activities—Accrued capital expenditures	$57,255	$36,926	$10,497

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail, wholesale, subscription and resale business selling to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2022 and 2021, the Company operated 682 and 644 stores, respectively. Stores located in the United States totaled 562 as of January 31, 2022 and 527 as of January 31, 2021. Operations in Europe and Canada included 86 stores and 34 stores as of January 31, 2022, respectively, and 83 stores and 34 stores as of January 31, 2021, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to department and specialty stores worldwide, digital businesses and to the Company’s Retail segment. The Company’s Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s, and kids’ apparel, shoes, and accessories from any brands.

Impact of the Coronavirus Pandemic

Impact of the Coronavirus Pandemic on Fiscal 2021

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. Consequently, the Company announced that it temporarily closed all stores, offices and showrooms globally, but began to reopen stores in late April 2020. The Company’s distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

In response to the COVID-19 pandemic, the Company took measures to protect its financial position and increase financial flexibility. During fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivable, and non-cash charges, primarily store impairment charges.

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macro-economic conditions have also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory closures, continued port congestions and shipping delays, which have resulted in inventory receipt delays and an increase in inbound freight costs. The Company made a strategic decision to bring certain product categories in earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on customer demand.

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

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Future Operations

   The COVID-19 pandemic continues to impact the Company’s operations and related government and private sector responsive actions could continue to affect its business operations. The Company is also experiencing COVID-19 supply chain disruptions resulting in inventory receipt delays. Furthermore, the Company expects that our operations will continue to be influenced by general economic conditions resulting from COVID-19, such as labor shortages and the impact of inflation including higher wages, increased merchandise costs and higher inbound transportation costs. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic, which has had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2022 ended on January 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2022 and 2021, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2022 and January 31, 2021 are classified as available-for-sale and are carried at fair value, which approximates amortized cost. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive income (loss)” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. During the first quarter of fiscal 2021, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment due to the COVID-19 pandemic, and during the remainder of fiscal 2021 and the first quarter of fiscal 2022, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2022, 2021 and 2020 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2022	$4,028	797	(3,477)	$1,348
Year ended January 31, 2021	$880	9,534	(6,386)	$4,028
Year ended January 31, 2020	$1,499	1,684	(2,303)	$880

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The Company assessed the value of its inventory in the Retail and Wholesale segments due to the impacts of the COVID-19 pandemic and recorded an increase in inventory obsolescence reserves during the first quarter of fiscal 2021, and as a result of disciplined inventory control and better than planned product performance, during the remainder of fiscal 2021, the Company decreased a portion of its inventory obsolescence reserves. The majority of inventory at January 31, 2022 and 2021 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Rental Product

The cost of Nuuly Rent rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. The Company makes assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Amortization expense was $8,224 and $6,609 and $3,051 for fiscal 2022, 2021, and 2020, respectively.

Impairment of Long-lived Assets

The Company reviews the carrying values of its definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2021, the Company recorded impairment charges for 42 retail locations, totaling $15,496, with a carrying value after impairment of $101,836 primarily related to the right-of-use assets. The impairment charges in fiscal 2021 were primarily due to the impact of the mandated store closures as a result of the COVID-19 pandemic and lower store productivity once opened. During fiscal 2020, the Company recorded impairment charges for eight retail locations, totaling $14,611 with a carrying value after impairment of $51,900 primarily related to the right-of-use assets. During the Company’s assessment of current and future performance, it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets.

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

During fiscal 2022 and 2021, the Company received rent concessions for a number of our stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company during fiscal 2022 and 2021, as either negative variable rent or lease modifications have not had a material impact on the Company’s Financial Statements.

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and Nuuly customers. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize merchandise revenue for the Retail segment for its single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs. A Nuuly Rent customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. The Company recognize merchandise revenue for Nuuly Rent for its single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card, gift card or alternative payment methods. Uncollectible accounts receivable primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer with the most common being a net 30-day policy.

Menus & Venues: Revenue from restaurant sales and events is recognized upon completion of the service, when the Company satisfies its single performance obligation. Customer deposits may be received in advance for events and that represent a contract liability until the Company satisfies its performance obligation.

Subscription Fees: Revenue for Nuuly Rent is generated through monthly subscription fees and the purchase of merchandise in a customer’s possession. The monthly subscription rental fee is recognized as revenue on the date the customer is billed. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold. Merchandise sales to Nuuly Rent customers are discussed above under Merchandise.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2022, 2021 and 2020, the sales return reserve was $69,817, $82,004 and $51,360, respectively.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $1,306 and $408 as of January 31, 2022, and 2021, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $254,073, $184,465 and $161,879 for fiscal 2022, 2021 and 2020, respectively. In addition, the Company incurred web creative expenses of $59,746, $44,562 and $45,849 for fiscal 2022, 2021 and 2020, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2022, 2021 and 2020, capitalized costs related to internally generated internal-use software were not material.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $22,204 and $16,950 as of January 31, 2022 and January 31, 2021, respectively, and unrealized (losses) gains, net of tax, on marketable securities of ($2,626) and ($170) as of January 31, 2022 and January 31, 2021, respectively. The tax effect of the unrealized (losses) gains on marketable securities recorded in comprehensive loss was ($1,249), ($236) and $202 during fiscal 2022, 2021 and 2020, respectively. Gross realized gains and losses are included in “Interest income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2022, 2021 and 2020 were not material.

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

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company’s Wholesale segment customers and franchisees. For the year ended January 31, 2022, the opening and closing balance of contract receivables, net of allowance for doubtful accounts,

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

was $89,952 and $63,760, respectively. For the year ended January 31, 2021, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $88,288 and $89,952, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Consolidated Balance Sheets. During the first quarter of fiscal 2021, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment due to the COVID-19 pandemic, and during the remainder of fiscal 2021 and the first quarter of fiscal 2022, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2022, the opening and closing balance of contract liabilities was $61,986 and $78,717, respectively. For the year ended January 31, 2021, the opening and closing balance of contract liabilities was $52,926 and $61,986, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Consolidated Balance Sheets. During the year ended January 31, 2022, the Company recognized $30,071 of revenue that was included in the contract liability balance at the beginning of the period. During the year ended January 31, 2021, the Company recognized $27,721 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 17, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2022 and 2021 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2022
Short-term Investments:
Corporate bonds	$85,062	$1	$(200)	$84,863
Municipal and pre-refunded municipal bonds	128,984	1	(273)	128,712
US Treasury securities	14,999	—	(38)	14,961
Commercial paper	10,884	—	—	10,884
	239,929	2	(511)	239,420
Long-term Investments:
Corporate bonds	$148,830	$—	$(2,478)	$146,352
Municipal and pre-refunded municipal bonds	60,533	1	(912)	59,622
US Treasury securities	5,222	—	(46)	5,176
Mutual funds, held in rabbi trust	12,419	—	(606)	11,813
Federal government agencies	350	—	(5)	345
Certificates of deposit	249	—	—	249
	227,603	1	(4,047)	223,557
	$467,532	$3	$(4,558)	$462,977

As of January 31, 2021
Short-term Investments:
Corporate bonds	$38,695	$1	$(48)	$38,648
Municipal and pre-refunded municipal bonds	127,097	11	(53)	127,055
Commercial paper	8,992	—	—	8,992
	174,784	12	(101)	174,695
Long-term Investments:
Corporate bonds	$59,890	$3	$(129)	$59,764
Municipal and pre-refunded municipal bonds	53,134	17	(46)	53,105
Mutual funds, held in rabbi trust	10,827	20	(54)	10,793
	123,851	40	(229)	123,662
	$298,635	$52	$(330)	$298,357

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Proceeds from the sales and maturities of available-for-sale securities were $280,701, $396,260 and $428,508 in fiscal 2022, 2021 and 2020, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized gain of $11 during fiscal 2022, a net realized loss of $419 during fiscal 2021 and a net realized gain of $39 during 2020. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $6,614, $1,574 and $706 for fiscal 2022, 2021 and 2020, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2022 and 2021, respectively.

	January 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$212,861	$(2,661)	$14,110	$(17)	$226,971	$(2,678)
Municipal and pre-refunded municipal bonds	162,081	(1,162)	7,118	(23)	169,199	(1,185)
US Treasury securities	20,137	(84)	—	—	20,137	(84)
Mutual funds, held in rabbi trust	11,813	(606)	—	—	11,813	(606)
Federal government agencies	345	(5)	—	—	345	(5)
Total	$407,237	$(4,518)	$21,228	$(40)	$428,465	$(4,558)

	January 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$91,432	$(177)	$—	$—	$91,432	$(177)
Municipal and pre-refunded municipal bonds	90,308	(99)	—	—	90,308	(99)
Mutual funds, held in rabbi trust	10,793	(54)	—	—	10,793	(54)
Total	$192,533	$(330)	$—	$—	$192,533	$(330)

As of January 31, 2022 and 2021, there were a total of 656 and 184 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$231,215	$—	$231,215
Municipal and pre-funded municipal bonds	—	188,334	—	188,334
US Treasury securities	—	20,137	—	20,137
Mutual funds, held in rabbi trust	11,813	—	—	11,813
Commercial paper	—	10,884	—	10,884
Federal government agencies	—	345	—	345
Certificates of deposit	—	249	—	249
	$11,813	$451,164	$—	$462,977

	Marketable Securities Fair Value as of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$98,412	$—	$98,412
Municipal and pre-refunded municipal bonds	—	180,160	—	180,160
Mutual funds, held in rabbi trust	10,793	—	—	10,793
Commercial paper	—	8,992	—	8,992
	$10,793	$287,564	$—	$298,357

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2022 and January 31, 2021.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2022 and 2021, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase. The fair value of debt approximates its carrying value as it is all variable rate debt.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2021 and 2020, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. The impairment charges in fiscal 2021 were primarily due to the impact of the mandated store closures as a result of the COVID-19 pandemic and lower store productivity once opened. These assets were written down to a fair value resulting in impairment charges of $15,496 and $14,611 in fiscal 2021 and 2020, respectively. During fiscal 2020, the Company evaluated the fair

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

value of the Menus & Venues brand as compared to the carrying value and determined that the goodwill assigned to the reporting unit is impaired in full, resulting in a goodwill impairment charge of $13,911.

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2022	2021
Land	$56,166	$56,400
Buildings	469,188	413,001
Furniture and fixtures	425,021	416,204
Leasehold improvements	856,410	860,963
Other operating equipment	451,285	369,001
Construction-in-progress	269,596	195,661
	2,527,666	2,311,230
Accumulated depreciation	(1,382,581)	(1,343,808)
Total	$1,145,085	$967,422

Depreciation expense for property and equipment in fiscal 2022, 2021 and 2020 was $99,058, $102,197 and $111,550, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2022	2021
Sales return reserves	$69,817	$82,004
Gift cards and merchandise credits	58,147	48,171
Accrued sales and VAT taxes	32,107	19,104
Accrued rents, estimated property taxes and other property expenses	32,316	26,740
Federal, state and foreign income taxes	3,870	3,313
Accrued construction	57,041	38,569
Accrued investments in transit	1,194	52,800
Other current liabilities	96,506	88,546
Total	$350,998	$359,247

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

The Amended Credit Facility provides for interest on borrowings, at the Company’s option, at either (i) adjusted LIBOR, CDOR, SONIA or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Agreement is payable monthly, quarterly or at the end of the interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

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

As of January 31, 2022, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed and subsequently repaid $220,000 during fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. As of January 31, 2022, the Company was in compliance with the terms of the Amended Credit Agreement. The Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,140. Interest expense for the Amended Credit Facility was $1,046, $2,720, and $1,046 for the years ended January 31, 2022, 2021, and 2020, respectively, which was included in “Interest expense,” in the Consolidated Statements of Income.

9. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $268,863, $275,493 and $272,430 during fiscal 2022, 2021 and 2020, respectively. Total variable lease costs were $109,525, $89,833 and $126,492 during fiscal 2022, 2021 and 2020, respectively. Short-term lease costs and sublease income were not material during fiscal 2022, 2021 and 2020.

Other information related to leases was as follows:

Other information	Fiscal Year Ended January 31,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021	2020
Operating cash flows from operating leases	$303,577	$247,539	$295,658
Right-of-use assets obtained in exchange for new operating lease liabilities	112,572	$149,586	$106,131
Weighted-average remaining lease term - operating leases	6.0 years	7.0 years
Weighted-average discount rate - operating leases	5.8%	6.1%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of January 31, 2022:

Fiscal Year	Operating Leases
2023	$297,586
2024	255,091
2025	218,167
2026	183,383
2027	130,596
Thereafter	357,805
Total undiscounted future minimum lease payments	1,442,628
Less imputed interest	(255,233)
Total discounted future minimum lease payments	$1,187,395

As of January 31, 2022, the Company had commitments of approximately $12,589 not included in the amounts above related to seven executed but not yet commenced store leases.

 Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, there are 84 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 84 locations was approximately $9,487 for fiscal 2022.

In response to the COVID-19 pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amounts withheld at January 31, 2022 and January 31, 2021 were included in “Current portion of operating lease liabilities” in the Consolidated Balance Sheets.

During fiscal 2022 and 2021, the Company received rent concessions for a number of our stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company during fiscal 2022 and 2021, as either negative variable rent or lease modifications have not had a material impact on the Company’s Consolidated Financial Statements.

10. Income Taxes

The components of income (loss) before income taxes are as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Domestic	$389,059	$13,103	$233,742
Foreign	15,572	(9,590)	5,978
	$404,631	$3,513	$239,720

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Current:
Federal	$75,533	$11,623	$50,507
State	18,972	894	13,525
Foreign	2,205	4,030	6,141
	$96,710	$16,547	$70,173
Deferred:
Federal	$(4,151)	$(7,801)	$(3,260)
State	498	(3,325)	(772)
Foreign	958	(3,144)	5,483
	(2,695)	(14,270)	1,451
	$94,015	$2,277	$71,624

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2022	2021	2020
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.8	(88.1)	4.2
Foreign taxes	(1.8)	56.9	4.0
Uncertain tax positions	0.1	28.8	0.5
Stock compensation	(0.1)	36.1	0.2
Tax rate changes	0.1	8.5	0.1
Prior year adjustments	0.1	15.7	(0.3)
Federal tax credits	(0.2)	(16.0)	(0.2)
Nondeductible expenses	0.1	8.6	0.2
Tax exempt income	—	(3.4)	—
Other	0.1	(3.3)	0.2
Effective tax rate	23.2%	64.8%	29.9%

The variance in percentages for the components of the effective tax rate for fiscal 2021 as compared to fiscal 2022 and 2020 are primarily due to the ratio of foreign taxable losses to global taxable profits and lower income before income taxes in fiscal 2021.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2022 and 2021 are as follows:

	January 31,
	2022	2021
Deferred tax liabilities:
Prepaid expense	$(3,132)	$(2,191)
Depreciation	(50,674)	(34,476)
Operating lease right-of-use assets	(233,299)	(250,292)
Other temporary differences	(365)	(906)
Gross deferred tax liabilities	(287,470)	(287,865)
Deferred tax assets:
Operating lease liabilities	272,953	296,413
Deferred rent	14,176	6,685
Inventory	19,896	18,279
Accounts receivable	1,252	1,930
Net operating loss carryforwards	20,873	11,359
Tax uncertainties	1,135	1,611
Accrued salaries and benefits	25,249	16,711
Income tax credits	4,714	4,494
Other temporary differences	28,000	15,548
Gross deferred tax assets, before valuation allowances	388,248	373,030
Valuation allowances	(30,852)	(18,689)
Net deferred tax assets	$69,926	$66,476

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2022 and 2021, respectively, $38,718 and $34,037 were attributable to U.S. federal, $19,190 and $19,084 were attributed to state jurisdictions and $12,018 and $13,355 were attributed to foreign jurisdictions.

As of January 31, 2022, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $7,710 that expire from 2022 through 2031 and approximately $65,193 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $31,304 that expire from 2022 through 2042 and approximately $11,218 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $5,925 that expire from 2022 through 2031. As of January 31, 2022, the Company had full and partial valuation allowances for certain foreign and state net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

As of January 31, 2022, approximately $153,700 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. The Company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $430,495. Since such earnings have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act or other U.S. tax requirements on undistributed foreign earnings, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company continues to believe that foreign earnings are indefinitely reinvested excluding earnings that have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act. With respect to outside basis differences in all other non-U.S. subsidiaries, the Company expects that either (i) such basis differences will not reverse in the foreseeable future, or (ii) such basis differences will reverse in a tax-neutral manner.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2022	2021	2020
Balance at the beginning of the period	$22,259	$21,924	$21,406
Increases in tax positions for prior years	28	476	661
Decreases in tax positions for prior years	(3,178)	(51)	(101)
Increases in tax positions for current year	249	41	125
Settlements	—	—	—
Lapse in statute of limitations	(413)	(131)	(167)
Balance at the end of the period	$18,945	$22,259	$21,924

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $21,288 and $23,497 as of January 31, 2022 and 2021, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2022, 2021 and 2020, the Company recognized expense/(benefit) of $630, $950 and $1,038, respectively, related to interest and penalties. The Company accrued $3,440 and $2,810 for the payment of interest and penalties as of January 31, 2022 and 2021, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under audit in certain state and foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2010 to 2021. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $911.

11. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2022, there were 6,862,703 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2022, there were 5,464,830 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2022, 2021 and 2020 was as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Stock Options	$—	$471	$1,737
Performance Stock Units (1)	4,067	181	3,483
Restricted Stock Units	21,674	19,648	15,889
Total	$25,741	$20,300	$21,109

(1)

Includes: (i) the reversal of $1,017 of previously recognized compensation expense in fiscal 2021, related to 87,997 PSU’s that were not projected to vest as the achievement of the related performance target was deemed not probable, of which $364 related to 41,332 PSU’s was subsequently recognized in fiscal 2022 due to the Company’s better than projected performance that resulted in the performance target being achieved; and (ii) the reversal of $803 of previously recognized compensation expense in fiscal 2020, related to 54,356 PSU’s that will not vest as the achievement of the related performance target is not probable.

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2022, 2021 and 2020 was $6,311, $4,899 and $5,230, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2022, 2021 and 2020 was $5,573, $2,528 and $4,425, respectively.

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

There were no stock options granted in the fiscal year ended January 31, 2022 and 2021, as beginning in fiscal 2021, the Company began to grant restricted stock units to non-employee directors instead of stock options. A Black-Scholes model was used to estimate the fair value of stock options granted in the fiscal year ended January 31, 2020. The model uses assumptions including the risk-free rate of interest, expected volatility of the Company’s stock price and expected life of the awards. The Company uses historical data on exercise timing to determine the expected life assumption. The risk-free rate of interest for periods within the contractual life of the award is based on U.S. Government Securities Treasury Constant Maturities over the expected term of the equity instrument. The expected volatility is based on a weighted-average of the implied volatility and the Company’s most recent historical volatility. The following weighted-average assumptions were used in the models to estimate the fair value of stock options at the date of grant:

	Fiscal Year Ended January 31,
	2022	2021	2020
Expected life, in years	—	—	5.3
Risk-free interest rate	—	—	1.9%
Volatility	—	—	37.6%
Dividend rate	—	—	—

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	515,000	$31.45	3.0	$1,249
Granted	—	—
Exercised	(120,000)	27.42
Forfeited or Expired	(40,000)	46.42
Awards outstanding at end of year	355,000	31.12	2.5	$1,126
Awards outstanding fully vested and expected to vest	355,000	31.12	2.5	$1,126
Awards exercisable at end of year	355,000	$31.12	2.5	$1,126

The following table summarizes other information related to stock options during the years ended January 31, 2022, 2021 and 2020:

	Fiscal Year Ended January 31,
	2022	2021	2020
Weighted-average grant date fair value—per share	$—	$—	$8.67
Intrinsic value of awards exercised	$1,156	$187	$307
Net cash proceeds from the exercise of stock options	$3,290	$495	$974

There were no unrecognized compensation costs of stock options granted, but not yet vested, as of January 31, 2022.

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s awarded during fiscal 2022, 2021 and 2020 equaled the stock price on the date of the grant. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to five-year period.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2022:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	270,003	$27.32
Granted	213,750	38.15
Vested	(70,001)	26.54
Forfeited	(29,999)	30.19
Non-vested awards outstanding at end of year	383,753	$33.27

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2022, 2021 and 2020 was $38.15, $25.84 and $30.19, per share, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2022 was $6,671, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. The fair value of the RSU’s awarded during fiscal 2022, 2021 and 2020 equaled the stock price on the date of the grant. RSU’s typically vest over a two to five-year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2022:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	2,109,385	$28.65
Granted	1,075,250	37.30
Vested	(613,299)	29.66
Forfeited	(284,748)	30.41
Non-vested awards outstanding at end of year	2,286,588	$32.37

The weighted-average grant date fair value of RSU’s awarded during the fiscal years ended January 31, 2022, 2021 and 2020 was $37.30, $25.31 and $29.92, per share, respectively. The aggregate grant date fair value of RSU’s vested during the fiscal years ended January 31, 2022, 2021 and 2020 was $29.66, $31.11 and $26.80, respectively. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2022, was $33,444, which is expected to be recognized over a weighted-average period of 2.1 years.

12. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2022	2021
Number of common shares repurchased and subsequently retired	1,959,159	482,003
Total cost	$55,765	$7,036
Average cost per share, including commissions	$28.46	$14.60

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of January 31, 2022, 23,892,795 common shares were remaining under the programs.

Subsequent to January 31, 2022, the Company repurchased and subsequently retired a total of 1,194,699 common shares for approximately $31,802, at an average price of $26.62 per share, including commissions.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2022 and 2021, the Company acquired and subsequently retired 229,082 and 161,335 common shares at a total cost of $7,790 and $3,876, respectively, from employees to meet payroll tax withholding requirements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

13. Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2022 and 2021, respectively:

	Fiscal Year Ended January 31, 2022
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	(5,254)	(2,467)	(7,721)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	11
Net current-period total other comprehensive income (loss)	(5,254)	(2,456)	(7,710)
Ending Balance	$(22,204)	$(2,626)	$(24,830)

	Fiscal Year Ended January 31, 2021
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(28,328)	$324	$(28,004)
Other comprehensive income (loss) before reclassifications	11,378	(75)	11,303
Amounts reclassified from accumulated other comprehensive income (loss)	—	(419)	(419)
Net current-period total other comprehensive income (loss)	11,378	(494)	10,884
Ending Balance	$(16,950)	$(170)	$(17,120)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

14. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2022	2021	2020
Basic weighted-average common shares outstanding	98,022,583	97,817,651	99,833,011
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	1,246,122	705,125	755,666
Diluted weighted-average shares outstanding	99,268,705	98,522,776	100,588,677

For the fiscal years ended January 31, 2022, 2021 and 2020, awards to purchase 165,000 common shares ranging in price from $35.85 to $46.42, awards to purchase 467,500 common shares ranging in price from $18.81 to $46.42 and awards to purchase 406,250 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2022 and 2021, 60,001 and 470,815 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

15. Commitments and Contingencies

Purchase Commitments

As of January 31, 2022, the Company has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are primarily satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $941,847. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2022, the Company had outstanding trade letters of credit of $50,564. As of January 31, 2022, the Company also has commitments related to construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation of $97,941, of which $61,273 is due within one year and $36,668 is due in more than one year. Construction and distribution equipment contracts include $96,626 related to the omni-channel fulfillment center in Kansas City, Kansas.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution.  The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $7,406, $6,677 and $7,094 for fiscal years 2022, 2021 and 2020, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $47, $66 and $56 during fiscal years 2022, 2021 and 2020, respectively. The NQDC obligation was $11,813 and $10,793 as of January 31, 2022 and 2021, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $11,813 and $10,793 as of January 31, 2022 and 2021, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Related Party Transactions

Faegre Drinker Biddle & Reath LLP, a law firm, provided general legal services to the Company. Fees paid to Faegre Drinker Biddle & Reath LLP during fiscal 2022, 2021 and 2020 were $1,027, $1,018 and $495, respectively. Harry S. Cherken, Jr., a director of the Company, is Senior Counsel at Faegre Drinker Biddle & Reath LLP. Amounts due to Faegre Drinker Biddle & Reath LLP as of January 31, 2022 and 2021 were approximately $104 and $67, respectively.

Todd R. Morgenfeld, a director of the Company, is Chief Financial Officer and Head of Business Operations of Pinterest, Inc., which provided digital marketing services to the Company in fiscal 2022 and 2021 and is expected to continue to do so in the future. The amount paid to Pinterest, Inc. for such digital marketing services was financially immaterial to Pinterest, Inc. and is unrelated to Mr. Morgenfeld’s compensation from Pinterest, Inc. Mr. Morgenfeld did not provide and was not involved in the provision of digital marketing services by Pinterest, Inc. to the Company, and he does not intend to provide or be involved in the provision of such services by Pinterest, Inc. in the future. The Board of Directors considered these matters in determining Mr. Morgenfeld’s independence.

17. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments—“Retail,” “Wholesale” and “Nuuly.”

The Company’s Retail segment consists of the Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. The Anthropologie, Bhldn and Terrain brands make up the Anthropologie Group. The Free People and FP Movement brands make up the Free People Group. As of January 31, 2022, there were 261 Urban Outfitters stores, 238 Anthropologie Group stores, 173 Free People Group stores, 10 Menus & Venues restaurants, two Urban Outfitters franchisee-owned stores, and one Anthropologie franchisee-owned store. Each of, Urban Outfitters, the Anthropologie Group and the Free People Group, including their Company-owned and franchisee-owned store and digital channels, and Menus & Venues restaurants, are considered an operating segment. Net sales from the Retail segment accounted for approximately 93.4%, 93.6% and 91.6% of total consolidated net sales for fiscal 2022, 2021 and 2020, respectively.

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

The Company’s Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People Group and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Urban Outfitters wholesale division was established in fiscal 2019. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 5.5%, 5.7% and 8.2% of total consolidated net sales for fiscal 2022, 2021 and 2020, respectively.

The Nuuly segment, formerly known as the Subscription segment, consists of the Nuuly brand, which offers customers with a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s, and kids’ apparel, shoes, and accessories from any brands. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus, to be used at any of the Company’s brands. The Company earns a commission based on sales made in the marketplace. Nuuly segment net sales accounted for approximately 1.1% of consolidated net sales for fiscal 2022 and less than 1.0% of consolidated net sales for fiscal 2021 and 2020, respectively.

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

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2022	2021	2020
Net sales
Retail operations	$4,248,681	$3,228,200	$3,648,938
Wholesale operations	267,576	216,937	340,869
Nuuly operations	47,724	24,336	8,001
Intersegment elimination	(15,218)	(19,724)	(14,019)
Total net sales	$4,548,763	$3,449,749	$3,983,789
Income (loss) from operations
Retail operations	$449,453	$68,384	$256,540
Wholesale operations	32,937	(10,180)	42,315
Nuuly operations	(20,150)	(18,367)	(19,639)
Intersegment elimination	1,643	(494)	257
Total segment operating income	463,883	39,343	279,473
General corporate expenses (1)	(55,317)	(35,371)	(47,548)
Total income from operations	$408,566	$3,972	$231,925

(1)	General corporate expenses during fiscal 2021 benefitted from the recognition of COVID-19 related government relief packages.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Fiscal Year
	2022	2021	2020
Depreciation expense for property and equipment
Retail operations	$94,099	$97,911	$109,622
Wholesale operations	547	545	578
Nuuly operations	4,412	3,741	1,350
Total depreciation expense for property and equipment	$99,058	$102,197	$111,550
Inventory
Retail operations	$507,510	$348,797
Wholesale operations	62,189	40,821
Total inventory	$569,699	$389,618
Rental product, net (1)
Nuuly operations	$32,075	$11,857
Total rental product, net	$32,075	$11,857

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,113,294	$938,020
Wholesale operations	1,458	2,096
Nuuly operations	30,333	27,306
Total property and equipment, net	$1,145,085	$967,422
Cash paid for property and equipment
Retail operations	$254,921	$155,343	$189,904
Wholesale operations	69	390	633
Nuuly operations	7,439	3,509	26,896
Total cash paid for property and equipment	$262,429	$159,242	$217,433

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Fiscal Year
	2022	2021	2020
Net sales
Apparel (1)	2,912,901	2,111,828	2,596,926
Home (2)	852,379	731,237	649,184
Accessories (3)	543,337	411,927	517,219
Other (4)	240,146	194,757	220,460
Total net sales	4,548,763	3,449,749	3,983,789

As a percentage of net sales
Apparel (1)	64%	61%	65%
Home (2)	19%	21%	16%
Accessories (3)	12%	12%	13%
Other (4)	5%	6%	6%
Total net sales	100%	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2022	2021	2020
Net Sales
Domestic operations	$3,950,381	$3,040,778	$3,485,383
Foreign operations	598,382	408,971	498,406
Total net sales	$4,548,763	$3,449,749	$3,983,789
Property and equipment, net
Domestic operations	$965,777	$768,440
Foreign operations	179,308	198,982
Total property and equipment, net	$1,145,085	$967,422