Form 10-Q
period 2022-04-30
URBAN OUTFITTERS INC
filed 2022-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2022

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

Common shares, $0.0001 par value—92,664,695 shares outstanding on June 3, 2022.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$71,640	$206,575	$364,247
Marketable securities	187,563	239,420	164,430
Accounts receivable, net of allowance for doubtful accounts of $1,153, $1,348 and $2,155, respectively	97,058	63,760	85,307
Inventory	629,953	569,699	477,777
Prepaid expenses and other current assets	221,905	206,293	189,268
Total current assets	1,208,119	1,285,747	1,281,029
Property and equipment, net	1,149,772	1,145,085	988,973
Operating lease right-of-use assets	967,639	1,000,255	1,093,037
Marketable securities	179,458	223,557	100,680
Deferred income taxes and other assets	137,322	136,703	115,888
Total Assets	$3,642,310	$3,791,347	$3,579,607
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296,673	$304,246	$251,944
Current portion of operating lease liabilities	227,533	236,315	246,226
Accrued expenses, accrued compensation and other current liabilities	395,949	440,912	393,430
Total current liabilities	920,155	981,473	891,600
Non-current portion of operating lease liabilities	913,380	951,080	1,060,228
Deferred rent and other liabilities	112,854	113,054	93,270
Total Liabilities	1,946,389	2,045,607	2,045,098
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 94,434,621, 96,431,044 and 98,235,127 shares issued and outstanding, respectively	9	10	10
Additional paid-in-capital	—	—	17,585
Retained earnings	1,740,508	1,770,560	1,528,655
Accumulated other comprehensive loss	(44,596)	(24,830)	(11,741)
Total Shareholders’ Equity	1,695,921	1,745,740	1,534,509
Total Liabilities and Shareholders’ Equity	$3,642,310	$3,791,347	$3,579,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2022	2021
Net sales	$1,051,934	$927,415
Cost of sales	728,633	626,764
Gross profit	323,301	300,651
Selling, general and administrative expenses	277,064	227,148
Income from operations	46,237	73,503
Other loss, net	(1,989)	(155)
Income before income taxes	44,248	73,348
Income tax expense	12,715	19,801
Net income	$31,533	$53,547
Net income per common share:
Basic	$0.33	$0.55
Diluted	$0.33	$0.54
Weighted-average common shares outstanding:
Basic	95,479,927	98,108,245
Diluted	96,347,211	99,322,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2022	2021
Net income	$31,533	$53,547
Other comprehensive (loss) income:
Foreign currency translation	(14,389)	5,422
Change in unrealized gains (losses) on marketable securities, net of tax	(5,377)	(43)
Total other comprehensive (loss) income	(19,766)	5,379
Comprehensive income	$11,767	$58,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740
Comprehensive income	—	—	—	31,533	(19,766)	11,767
Share-based compensation	—	—	7,102	—	—	7,102
Share-based awards	669,683	—	—	—	—	—
Share repurchases	(2,666,106)	(1)	(7,102)	(61,585)	—	(68,688)
Balances as of April 30, 2022	94,434,621	$9	$—	$1,740,508	$(44,596)	$1,695,921

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	53,547	5,379	58,926
Share-based compensation	—	—	4,570	—	—	4,570
Share-based awards	637,836	—	1,073	—	—	1,073
Share repurchases	(218,694)	—	(7,418)	—	—	(7,418)
Balances as of April 30, 2021	98,235,127	$10	$17,585	$1,528,655	$(11,741)	$1,534,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net income	$31,533	$53,547
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,702	25,633
Non-cash lease expense	47,980	45,422
Provision for deferred income taxes	7,420	37
Share-based compensation expense	7,102	4,570
Loss on disposition of property and equipment, net	85	121
Changes in assets and liabilities:
Receivables	(34,109)	4,760
Inventory	(64,511)	(87,427)
Prepaid expenses and other assets	(22,913)	(1,355)
Payables, accrued expenses and other liabilities	(15,184)	43,442
Operating lease liabilities	(63,662)	(51,644)
Net cash (used in) provided by operating activities	(79,557)	37,106
Cash flows from investing activities:
Cash paid for property and equipment	(73,723)	(42,589)
Cash paid for marketable securities	(18,703)	(94,889)
Sales and maturities of marketable securities	106,043	73,848
Net cash provided by (used in) investing activities	13,617	(63,630)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,073
Share repurchases related to share repurchase program	(62,052)	—
Share repurchases related to taxes for share-based awards	(6,636)	(7,418)
Net cash used in financing activities	(68,688)	(6,345)
Effect of exchange rate changes on cash and cash equivalents	(307)	1,481
Decrease in cash and cash equivalents	(134,935)	(31,388)
Cash and cash equivalents at beginning of period	206,575	395,635
Cash and cash equivalents at end of period	$71,640	$364,247
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,476	$1,095
Non-cash investing activities—Accrued capital expenditures	$23,914	$40,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the United States Securities and Exchange Commission on April 1, 2022.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2023 will end on January 31, 2023.

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

2. Impact of the Coronavirus Pandemic

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the beginning of fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macro-economic conditions also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to start bringing certain product categories in earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations during the first quarter of fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. The Company continues to experience COVID-19 related supply chain disruptions resulting in inventory receipt delays. Furthermore, the Company expects that our operations will continue to be influenced by general economic conditions resulting from COVID-19, such as labor shortages and the impact of inflation, including higher wages, increased merchandise costs and higher inbound transportation costs. In response, the Company is continuing to bring in certain merchandise earlier and diversify our supply chain. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its effects on the global economy, which have had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change. Additionally, ongoing global issues may affect our business and the global economy, including the geopolitical impact of Russia’s invasion of Ukraine and any related economic or other sanctions.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card, debit card and alternative payment method transactions throughout all segments and sales to the Company’s Wholesale segment customers and franchisees. For the three month period ended April 30, 2022, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $63,760 and $97,058, respectively. For the three month period ended April 30, 2021, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $89,952 and $85,307, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2022, the opening and closing balances of contract liabilities were $78,717 and $71,590, respectively. For the three month period ended April 30, 2021, the opening and closing balances of contract liabilities were $61,986 and $63,970, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2022, the Company recognized $18,340 of revenue that was included in the contract liability balance at the beginning of the period. During the three month period ended April 30, 2021, the Company recognized $14,157 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2022, January 31, 2022 and April 30, 2021 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2022
Short-term Investments:
Corporate bonds	$85,474	$—	$(857)	$84,617
Municipal and pre-refunded municipal bonds	86,134	—	(633)	85,501
US Treasury securities	9,749	—	(93)	9,656
Commercial paper	7,789	—	—	7,789
	189,146	—	(1,583)	187,563
Long-term Investments:
Corporate bonds	117,403	—	(4,904)	112,499
Municipal and pre-refunded municipal bonds	53,928	—	(2,081)	51,847
US Treasury securities	3,226	—	(138)	3,088
Mutual funds, held in rabbi trust	12,393	—	(956)	11,437
Federal government agencies	350	—	(12)	338
Certificates of deposit	249	—	—	249
	187,549	—	(8,091)	179,458
	$376,695	$—	$(9,674)	$367,021
As of January 31, 2022
Short-term Investments:
Corporate bonds	$85,062	$1	$(200)	$84,863
Municipal and pre-refunded municipal bonds	128,984	1	(273)	128,712
US Treasury securities	14,999	—	(38)	14,961
Commercial paper	10,884	—	—	10,884
	239,929	2	(511)	239,420
Long-term Investments:
Corporate bonds	148,830	—	(2,478)	146,352
Municipal and pre-refunded municipal bonds	60,533	1	(912)	59,622
US Treasury securities	5,222	—	(46)	5,176
Mutual funds, held in rabbi trust	12,419	—	(606)	11,813
Federal government agencies	350	—	(5)	345
Certificates of deposit	249	—	—	249
	227,603	1	(4,047)	223,557
	$467,532	$3	$(4,558)	$462,977

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2021
Short-term Investments:
Corporate bonds	$48,500	$1	$(49)	$48,452
Municipal and pre-refunded municipal bonds	106,266	5	(84)	106,187
Commercial paper	9,791	—	—	9,791
	164,557	6	(133)	164,430
Long-term Investments:
Corporate bonds	48,850	2	(111)	48,741
Municipal and pre-refunded municipal bonds	40,085	17	(48)	40,054
Mutual funds, held in rabbi trust	11,448	437	—	11,885
	100,383	456	(159)	100,680
	$264,940	$462	$(292)	$265,110

Proceeds from the sales and maturities of available-for-sale securities were $106,043 and $73,848 for the three months ended April 30, 2022 and 2021, respectively. The Company included in “Other loss, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $112 and $0 for the three months ended April 30, 2022 and 2021, respectively. Amortization of discounts and premiums, net, resulted in a reduction of “Other loss, net” of $1,657 and $1,338 for the three months ended April 30, 2022 and 2021, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other loss, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$197,116	$—	$197,116
Municipal and pre-refunded municipal bonds	—	137,348	—	137,348
US Treasury securities	—	12,744	—	12,744
Mutual funds, held in rabbi trust	11,437	—	—	11,437
Commercial paper	—	7,789	—	7,789
Federal government agencies	—	338	—	338
Certificates of deposit	—	249	—	249
	$11,437	$355,584	$—	$367,021

	Marketable Securities Fair Value as of
	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$231,215	$—	$231,215
Municipal and pre-refunded municipal bonds	—	188,334	—	188,334
US Treasury securities	—	20,137	—	20,137
Mutual funds, held in rabbi trust	11,813	—	—	11,813
Commercial paper	—	10,884	—	10,884
Federal government agencies	—	345	—	345
Certificates of deposit	—	249	—	249
	$11,813	$451,164	$—	$462,977

	Marketable Securities Fair Value as of
	April 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$97,193	$—	$97,193
Municipal and pre-refunded municipal bonds	—	146,241	—	146,241
Mutual funds, held in rabbi trust	11,885	—	—	11,885
Commercial paper	—	9,791	—	9,791
	$11,885	$253,225	$—	$265,110

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2022, January 31, 2022 and April 30, 2021.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2022, January 31, 2022 and April 30, 2021, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

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

As of April 30, 2022, the Company had $0 in borrowings under the Amended Credit Facility. As of April 30, 2022, the Company was in compliance with the terms of the Amended Credit Agreement, and the Company expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $12,456. Interest expense for the Amended Credit Facility was $257 for each of the three months ended April 30, 2022 and 2021, which was included in “Other loss, net” in the Condensed Consolidated Statements of Income.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $63,699 and $68,708 during the three months ended April 30, 2022 and 2021, respectively. Total variable lease costs were $32,572 and $20,502 during the three months ended April 30, 2022 and 2021, respectively. Short-term lease costs and sublease income were not material during the three months ended April 30, 2022 and April 30, 2021.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of April 30, 2022:

Operating
Leases
Fiscal Year
2023 (excluding the three months ended April 30, 2022)	$219,665
2024	261,007
2025	223,963
2026	189,284
2027	136,543
Thereafter	359,236
Total undiscounted future minimum lease payments	1,389,698
Less imputed interest	(248,785)
Total discounted future minimum lease payments	$1,140,913

As of April 30, 2022, the Company had commitments of approximately $25,645 not included in the amounts above related to 12 executed but not yet commenced leases.

In response to the COVID-19 pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amounts withheld at April 30, 2022 and 2021 were included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2022 and 2021, was as follows:

	Three Months Ended
	April 30,
	2022	2021
Performance Stock Units	$1,137	$399
Restricted Stock Units	5,965	4,171
Total	$7,102	$4,570

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2022 was as follows:

	April 30, 2022
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	167,500	$25.38
Restricted Stock Units	945,600	$25.38
Total	1,113,100

During the three months ended April 30, 2022, 80,001 PSU’s vested and 589,682 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2022 was as follows:

	April 30, 2022
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$9,786	2.4
Restricted Stock Units	50,293	2.3
Total	$60,079

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended
	April 30,
	2022	2021
Number of common shares repurchased and subsequently retired	2,422,058	—
Total cost	$62,052	$—
Average cost per share, including commissions	$25.62	$—

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of April 30, 2022, 21,470,737 common shares were remaining under the programs.

Subsequent to April 30, 2022, the Company repurchased and subsequently retired a total of 1,769,926 common shares for approximately $38,052, at an average price of $21.50 per share, including commissions.

During the three months ended April 30, 2022, the Company acquired and subsequently retired 244,048 common shares at a total cost of $6,636 from employees to meet payroll tax withholding requirements on vested awards. During the three months ended April 30, 2021, the Company acquired and subsequently retired 218,694 common shares at a total cost of $7,418 from employees to meet payroll tax withholding requirements on vested awards.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30, 2022
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(14,389)	(5,265)	(19,654)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(112)	(112)
Net current-period other comprehensive income (loss)	(14,389)	(5,377)	(19,766)
Balance at end of period	$(36,593)	$(8,003)	$(44,596)

	Three Months Ended April 30, 2021
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	5,422	(43)	5,379
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	5,422	(43)	5,379
Balance at end of period	$(11,528)	$(213)	$(11,741)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other loss, net” in the Condensed Consolidated Statements of Income.

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended
	April 30,
	2022	2021
Basic weighted-average common shares outstanding	95,479,927	98,108,245
Effect of dilutive options, performance stock units and restricted stock units	867,284	1,213,975
Diluted weighted-average shares outstanding	96,347,211	99,322,220

For the three months ended April 30, 2022 and 2021, awards to purchase 200,000 common shares ranging in price from $28.47 to $46.42 and 200,000 common shares ranging in price from $35.85 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2022 and April 30, 2021, were 197,501 and 161,254 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Nuuly segment consists of the Nuuly brand, which offers customers a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s and kids’ clothes, shoes and accessories.

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

	Three Months Ended
	April 30,
	2022	2021
Net sales
Retail operations	$963,435	$857,486
Wholesale operations	69,071	66,578
Nuuly operations	22,849	7,820
Intersegment elimination	(3,421)	(4,469)
Total net sales	$1,051,934	$927,415
Income (loss) from operations
Retail operations	$55,541	$74,045
Wholesale operations	9,705	14,180
Nuuly operations	(3,751)	(3,282)
Intersegment elimination	413	81
Total segment operating income (loss)	61,908	85,024
General corporate expenses	(15,671)	(11,521)
Total income (loss) from operations	$46,237	$73,503

	April 30,	January 31,	April 30,
	2022	2022	2021
Inventory
Retail operations	$569,845	$507,510	$425,905
Wholesale operations	60,108	62,189	51,872
Total inventory	$629,953	$569,699	$477,777
Rental product, net (1)
Nuuly operations	$42,598	$32,075	$10,239
Total rental product, net	$42,598	$32,075	$10,239

(1) Rental product, net is included in “Deferred income taxes and other assets” in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,117,689	$1,113,294	$958,855
Wholesale operations	1,293	1,458	1,936
Nuuly operations	30,790	30,333	28,182
Total property and equipment, net	$1,149,772	$1,145,085	$988,973

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Three Months Ended
	April 30,
	2022	2021
Net sales
Apparel (1)	$698,487	$607,802
Home (2)	162,810	173,386
Accessories (3)	119,805	101,654
Other (4)	70,832	44,573
Total net sales	$1,051,934	$927,415

As a percentage of net sales
Apparel (1)	66%	65%
Home (2)	16%	19%
Accessories (3)	11%	11%
Other (4)	7%	5%
Total net sales	100%	100%

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2022	2022	2021
Property and equipment, net
Domestic operations	$983,569	$965,777	$789,456
Foreign operations	166,203	179,308	199,517
Total property and equipment, net	$1,149,772	$1,145,085	$988,973

	Three Months Ended
	April 30,
	2022	2021
Net Sales
Domestic operations	$913,564	$826,795
Foreign operations	138,370	100,620
Total net sales	$1,051,934	$927,415

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the impacts of public health crises such as the coronavirus (COVID-19) pandemic, overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom’s withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war (including geopolitical instability), terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises, increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed on April 1, 2022. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear. Our Nuuly segment consists of the Nuuly brand, which offers customers a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where users can buy and sell women’s, men’s and kids’ clothes, shoes and accessories.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2023 will end on January 31, 2023, and our fiscal year 2022 ended on January 31, 2022.

Current Trends

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the beginning of fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macro-economic conditions also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to start bringing certain product categories in earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations during the first quarter of fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. The Company continues to experience COVID-19 related supply chain disruptions resulting in inventory receipt delays. Furthermore, the Company expects that our operations will continue to be influenced by general economic conditions resulting from COVID-19, such as labor shortages and the impact of inflation, including higher wages, increased merchandise costs and higher inbound transportation costs. In response, the Company is continuing to bring in certain merchandise earlier and diversify our supply chain. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its effects on the global economy, which have had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic may change. Additionally, ongoing global issues may affect our business and the global economy, including the geopolitical impact of Russia’s invasion of Ukraine and any related economic or other sanctions.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the United Arab Emirates and Qatar. Urban Outfitters’ North American Retail segment net sales accounted for approximately 24.7% of consolidated net sales for the three months ended April 30, 2022, compared to approximately 29.6% for the comparable period in fiscal 2022. European Retail segment net sales accounted for 8.9% of consolidated net sales for the three months ended April 30, 2022, compared to approximately 7.4% for the comparable period in fiscal 2022.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, head pieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the United Arab Emirates and Qatar. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 38.1% of consolidated net sales for the three months ended April 30, 2022, compared to approximately 36.5% for the comparable period in fiscal 2022. European Retail segment net sales accounted for 1.8% of consolidated net sales for the three months ended April 30, 2022, compared to approximately 1.6% for the comparable period in fiscal 2022.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. The Free People Group’s North American Retail segment net sales accounted for approximately 16.8% of consolidated net sales for the three months ended April 30, 2022, compared to approximately 16.1% for the comparable period in fiscal 2022. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2022, and the comparable period in fiscal 2022.

The Menus & Venues brand focuses on a dining experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2022, and the comparable period in fiscal 2022.

Net sales from the Retail segment accounted for approximately 91.6% of consolidated net sales for the three months ended April 30, 2022, compared to 92.5% for the comparable period in fiscal 2022.

Store data for the three months ended April 30, 2022 was as follows:

	January 31,	Stores	Stores	April 30,
	2022	Opened	Closed	2022
Urban Outfitters
United States	184	2	(1)	185
Canada	18	—	—	18
Europe	59	—	—	59
Urban Outfitters Global Total	261	2	(1)	262
Anthropologie Group
United States	206	—	(1)	205
Canada	11	—	—	11
Europe	21	—	—	21
Anthropologie Group Global Total	238	—	(1)	237
Free People Group
United States (1)	162	1	(1)	162
Canada	5	—	—	5
Europe	6	1	—	7
Free People Group Global Total	173	2	(1)	174
Menus & Venues
United States	10	1	—	11
Menus & Venues Total	10	1	—	11
Total Company-Owned Stores	682	5	(3)	684
Franchisee-Owned Stores (2)	3	3	—	6
Total URBN	685	8	(3)	690
(1)	One FP Movement store was opened during the three months ended April 30, 2022. 21 FP Movement stores were open as of April 30, 2022.
(2)	Franchisee-owned stores are located in the United Arab Emirates and Qatar.

Selling square footage by brand as of April 30, 2022 and 2021 was as follows:

	April 30,	April 30,
	2022	2021	Change
Selling square footage (in thousands):
Urban Outfitters	2,270	2,224	2.1%
Anthropologie Group	1,810	1,816	-0.3%
Free People Group (1)	368	338	8.9%
Total URBN (2)	4,448	4,378	1.6%
(1)	Selling square footage for FP Movement was 27 and 3, as of April 30, 2022 and 2021, respectively.
(2)	Menus & Venues restaurants and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2023 are as follows:

	January 31,	Projected	Projected	January 31,
	2022	Openings	Closings	2023
Urban Outfitters	261	8	(7)	262
Anthropologie Group	238	7	(8)	237
Free People Group (1)	173	22	(1)	194
Menus & Venues	10	1	—	11
Total Company-Owned Stores	682	38	(16)	704
Franchisee-Owned Stores	3	5	—	8
Total URBN	685	43	(16)	712
(1)	Includes 12 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and “iets frans” brand apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 6.2% of consolidated net sales for the three months ended April 30, 2022, compared to 6.7% for the comparable period in fiscal 2022.

Nuuly Segment

Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s and kids’ apparel, shoes and accessories. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus to be used at any of the Company’s brands. The Company earns a commission based on sales made in the marketplace. Our Nuuly segment net sales accounted for approximately 2.2% of consolidated net sales for the three months ended April 30, 2022, compared to less than 1.0% for the comparable period in fiscal 2022.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2022.

Results of Operations

As a Percentage of Net Sales

The table below sets forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The table should be read in conjunction with the discussion that follows.

Three Months Ended April 30, 2022 (Fiscal 2023) Compared To

Three Months Ended April 30, 2021 (Fiscal 2022)

(amounts in millions)	Three Months Ended
	April 30,
	2022		2021
Net sales	$1,051.9	100.0%	$927.4	100.0%
Cost of sales	728.6	69.3	626.7	67.6
Gross profit	323.3	30.7	300.7	32.4
Selling, general and administrative expenses	277.1	26.3	227.2	24.5
Income from operations	46.2	4.4	73.5	7.9
Other loss, net	(2.0)	(0.2)	(0.2)	(0.0)
Income before income taxes	44.2	4.2	73.3	7.9
Income tax expense	12.7	1.2	19.8	2.1
Net income	$31.5	3.0%	$53.5	5.8%

Net sales for the first quarter of fiscal 2023 were $1.05 billion, compared to $927.4 million in the first quarter of fiscal 2022. The $124.5 million increase was attributable to a $106.0 million, or 12.4%, increase in Retail segment net sales, a $3.5 million, or 5.7%, increase in Wholesale segment net sales and an increase in Nuuly segment net sales of $15.0 million. Retail segment net sales for the first quarter of fiscal 2023 accounted for 91.6% of total net sales compared to 92.5% of total net sales in the first quarter of fiscal 2022.

The increase in our Retail segment net sales during the first quarter of fiscal 2023 was due to an increase of $91.1 million, or 10.9%, in Retail segment comparable net sales, and an increase of $14.9 million in non-comparable net sales, including the net impact of store openings and closings since the prior comparable period and the impact of foreign currency translation. Retail segment comparable net sales increased 18.5% at the Anthropologie Group, 14.8% at the Free People Group, and 1.0% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The relative proportion of Retail segment sales attributable to store and digital channels changed significantly due in large part to the temporary store closures and occupancy restrictions in the United States, Europe and Canada in the prior year quarter resulting from the COVID-19 pandemic. With those restrictions lifted in the current year quarter, Retail segment comparable sales increased due to double-digit growth in retail store sales due to higher traffic and transactions as well as an increase in average unit selling price, partially offset by a decrease in units per transaction and a decrease in conversion rate. Higher retail store sales were partially offset by mid single-digit negative digital channel sales due to decreases in sessions, units per transaction and conversion rate, which were only partially offset by an increase in average order value. The increase in non-comparable net sales during the first quarter of fiscal 2023 was primarily due to net new store openings and a recovery from the negative impact of the COVID-19 pandemic in the first quarter of fiscal 2022, which resulted in reduced store traffic and lower store productivity in the 61 new Company-owned stores and restaurants opened and 21 Company-owned stores and restaurants closed since the prior comparable period.

The increase in Wholesale segment net sales in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, was primarily due to a $4.8 million, or 8.5%, increase in sales for the Free People Group, which was primarily driven by an increase in sales to department stores and specialty customers.

Gross profit percentage for the first quarter of fiscal 2023 decreased to 30.7% of net sales, from 32.4% of net sales in the first quarter of fiscal 2022. Gross profit increased to $323.3 million for the first quarter of fiscal 2023 from $300.7 million in the first quarter of fiscal 2022. The decrease in gross profit rate was primarily due to lower initial merchandise markups driven largely by higher inbound transportation expenses and raw materials costs.

Total inventory at April 30, 2022, as compared to April 30, 2021, increased by $152.2 million, or 31.9%, to $630.0 million. Retail segment comparable inventory at cost increased by 35.3% as compared to April 30, 2021. The increase in inventory was driven by three factors: (1) increased product costs driven by higher inbound transportation expenses and raw materials costs; (2) ongoing global supply chain constraints, leading us to extend our lead times and hold more inventory; and (3) lower than expected Urban Outfitters brand sales in the first quarter of fiscal 2023, resulting in increased inventory levels.

Selling, general and administrative expenses increased by $49.9 million, or 22.0%, to $277.1 million in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022. Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of fiscal 2023 to 26.3% of net sales, compared to 24.5% of net sales for the first quarter of fiscal 2022. The increase in rate as a percentage of net sales and increase in selling, general and administrative dollars was primarily related to increased store payroll expenses incurred to support a higher penetration of retail store sales to total net sales.

Income from operations was 4.4% of net sales, or $46.2 million, for the first quarter of fiscal 2023 compared to 7.9% of net sales, or $73.5 million, for the first quarter of fiscal 2022. The decrease in dollars was primarily due to the increase in selling, general and administrative expenses to support the increase in retail store sales. The decrease in rate was primarily due to the lower gross profit rate and deleverage in selling, general and administrative expenses in the quarter.

Our effective tax rate for the first quarter of fiscal 2023 was 28.7% compared to 27.0% in the first quarter of fiscal 2022. The change in effective tax rate for the three months ended April 30, 2022, was primarily driven by the ratio of foreign taxable earnings to global taxable earnings.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	April 30,	January 31,	April 30,
	2022	2022	2021
Cash, cash equivalents and marketable securities	$438.7	$669.6	$629.4
Working capital	288.0	304.3	389.4

	Three Months Ended
	April 30,
	2022	2021
Net cash (used in) provided by operating activities	$(79.6)	$37.1
Net cash provided by (used in) investing activities	13.6	(63.6)
Net cash used in financing activities	(68.7)	(6.3)

The decrease in working capital as of April 30, 2022, as compared to April 30, 2021, was primarily due to the net decrease in cash, cash equivalents and current marketable securities, partially offset by increased inventory levels in the current quarter.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities, and in the first three months of fiscal 2023, additionally through the sale and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory, expand our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. Cash used in operating activities in the first quarter of fiscal 2023 compared to cash provided by operating activities in the first quarter of 2022 was driven by a higher payment of accrued incentive-based compensation in the first quarter of fiscal 2023 as compared to the prior year quarter due to the financial results in the respective preceding fiscal years and the timing of accounts receivable.

Cash Flows from Investing Activities

Cash provided by investing activities in the first quarter of fiscal 2023 primarily related to sales and maturities of marketable securities, partially offset by the purchases of property and equipment and marketable securities. Cash used in investing activities in the first quarter of fiscal 2022 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first quarter of fiscal 2023 and 2022 was $73.7 million and $42.6 million, respectively, which was primarily used to expand our fulfillment center network in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first quarter of fiscal 2023 primarily related to repurchases of our common shares under our share repurchase programs and from employees to meet payroll withholding requirements on vested awards. Cash used in financing activities in the first quarter of fiscal 2022 primarily related to share repurchases of our common shares from employees to meet payroll withholding requirements on vested awards.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 During fiscal 2023, we plan to complete construction on a new omni-channel fulfillment center in Kansas City, Kansas (which we expect to be fully operational in fiscal 2024), open approximately 38 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2023, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2023 to be approximately $225 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2023 capital expenditures are expected to be financed by cash flow from operating activities, existing cash and cash equivalents and sales and maturities of marketable securities. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the COVID-19 pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 31, 2022. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 1, 2022, for our risk factors.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase programs for the quarter ended April 30, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2022 through February 28, 2022	972,698	$26.85	972,698	22,920,097
March 1, 2022 through March 31, 2022	222,001	$25.61	222,001	22,698,096
April 1, 2022 through April 30, 2022	1,227,359	$24.65	1,227,359	21,470,737
Total Fiscal 2023 First Quarter	2,422,058		2,422,058	21,470,737

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended April 30, 2022, the Company acquired and subsequently retired 244,048 common shares from employees to meet payroll tax withholding requirements on vested awards. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2022, filed with the Securities and Exchange Commission on June 9, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2022	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 9, 2022	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer