Form 10-Q
period 2022-07-31
URBAN OUTFITTERS INC
filed 2022-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2022

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

Common shares, $0.0001 par value—92,174,487 shares outstanding on September 5, 2022.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$91,665	$206,575	$464,811
Marketable securities	160,020	239,420	156,982
Accounts receivable, net of allowance for doubtful accounts of $1,201, $1,348 and $1,302, respectively	97,374	63,760	94,402
Inventory	697,474	569,699	483,148
Prepaid expenses and other current assets	220,901	206,293	196,070
Total current assets	1,267,434	1,285,747	1,395,413
Property and equipment, net	1,150,247	1,145,085	1,047,751
Operating lease right-of-use assets	927,685	1,000,255	1,068,919
Marketable securities	152,528	223,557	113,249
Deferred income taxes and other assets	155,538	136,703	117,556
Total Assets	$3,653,432	$3,791,347	$3,742,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347,805	$304,246	$240,245
Current portion of operating lease liabilities	222,430	236,315	243,338
Accrued expenses, accrued compensation and other current liabilities	396,650	440,912	462,782
Total current liabilities	966,885	981,473	946,365
Non-current portion of operating lease liabilities	868,686	951,080	1,030,212
Deferred rent and other liabilities	110,669	113,054	96,891
Total Liabilities	1,946,240	2,045,607	2,073,468
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,173,342, 96,431,044 and 98,357,090 shares issued and outstanding, respectively	9	10	10
Additional paid-in-capital	—	—	26,581
Retained earnings	1,757,368	1,770,560	1,655,917
Accumulated other comprehensive loss	(50,185)	(24,830)	(13,088)
Total Shareholders’ Equity	1,707,192	1,745,740	1,669,420
Total Liabilities and Shareholders’ Equity	$3,653,432	$3,791,347	$3,742,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net sales	$1,183,388	$1,157,725	$2,235,322	$2,085,140
Cost of sales	808,836	722,460	1,537,469	1,349,224
Gross profit	374,552	435,265	697,853	735,916
Selling, general and administrative expenses	288,734	269,412	565,798	496,560
Income from operations	85,818	165,853	132,055	239,356
Other loss, net	(2,262)	(1,797)	(4,251)	(1,952)
Income before income taxes	83,556	164,056	127,804	237,404
Income tax expense	24,083	36,794	36,798	56,595
Net income	$59,473	$127,262	$91,006	$180,809
Net income per common share:
Basic	$0.64	$1.29	$0.97	$1.84
Diluted	$0.64	$1.28	$0.96	$1.82
Weighted-average common shares outstanding:
Basic	93,041,310	98,315,441	94,240,412	98,213,555
Diluted	93,648,214	99,601,292	94,977,505	99,463,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net income	$59,473	$127,262	$91,006	$180,809
Other comprehensive (loss) income:
Foreign currency translation	(6,243)	(1,394)	(20,632)	4,028
Change in unrealized gains (losses) on marketable securities, net of tax	654	47	(4,723)	4
Total other comprehensive (loss) income	(5,589)	(1,347)	(25,355)	4,032
Comprehensive income	$53,884	$125,915	$65,651	$184,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2022	94,434,621	$9	$—	$1,740,508	$(44,596)	$1,695,921
Comprehensive income	—	—	—	59,473	(5,589)	53,884
Share-based compensation	—	—	7,007	—	—	7,007
Share-based awards	54,532	—	376	—	—	376
Share repurchases	(2,315,811)	—	(7,383)	(42,613)	—	(49,996)
Balances as of July 31, 2022	92,173,342	$9	$—	$1,757,368	$(50,185)	$1,707,192

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2021	98,235,127	$10	$17,585	$1,528,655	$(11,741)	$1,534,509
Comprehensive income	—	—	—	127,262	(1,347)	125,915
Share-based compensation	—	—	7,398	—	—	7,398
Share-based awards	125,800	—	1,742	—	—	1,742
Share repurchases	(3,837)	—	(144)	—	—	(144)
Balances as of July 31, 2021	98,357,090	$10	$26,581	$1,655,917	$(13,088)	$1,669,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740
Comprehensive income	—	—	—	91,006	(25,355)	65,651
Share-based compensation	—	—	14,109	—	—	14,109
Share-based awards	724,215	—	376	—	—	376
Share repurchases	(4,981,917)	(1)	(14,485)	(104,198)	—	(118,684)
Balances as of July 31, 2022	92,173,342	$9	$—	$1,757,368	$(50,185)	$1,707,192

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	180,809	4,032	184,841
Share-based compensation	—	—	11,968	—	—	11,968
Share-based awards	763,636	—	2,815	—	—	2,815
Share repurchases	(222,531)	—	(7,562)	—	—	(7,562)
Balances as of July 31, 2021	98,357,090	$10	$26,581	$1,655,917	$(13,088)	$1,669,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income	$91,006	$180,809
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	52,383	51,223
Non-cash lease expense	94,821	95,097
Provision (benefit) for deferred income taxes	6,136	(1,275)
Share-based compensation expense	14,109	11,968
Loss on disposition of property and equipment, net	284	121
Changes in assets and liabilities:
Receivables	(34,607)	(4,349)
Inventory	(134,092)	(93,049)
Prepaid expenses and other assets	(36,593)	4,272
Payables, accrued expenses and other liabilities	37,088	61,586
Operating lease liabilities	(122,198)	(111,210)
Net cash (used in) provided by operating activities	(31,663)	195,193
Cash flows from investing activities:
Cash paid for property and equipment	(105,652)	(105,624)
Cash paid for marketable securities	(22,973)	(165,927)
Sales and maturities of marketable securities	164,314	148,582
Net cash provided by (used in) investing activities	35,689	(122,969)
Cash flows from financing activities:
Proceeds from the exercise of stock options	376	2,815
Share repurchases related to share repurchase program	(112,016)	—
Share repurchases related to taxes for share-based awards	(6,668)	(7,562)
Net cash used in financing activities	(118,308)	(4,747)
Effect of exchange rate changes on cash and cash equivalents	(628)	1,699
(Decrease) increase in cash and cash equivalents	(114,910)	69,176
Cash and cash equivalents at beginning of period	206,575	395,635
Cash and cash equivalents at end of period	$91,665	$464,811
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$21,532	$42,767
Non-cash investing activities—Accrued capital expenditures	$21,960	$60,168

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2. Impact of the Coronavirus Pandemic

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first half of fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macroeconomic conditions also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to start bringing certain product categories in earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations through the second quarter of fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. The Company continues to experience global supply chain disruptions resulting in inventory receipt delays. In response, the Company is continuing to further diversify its supply chain and bring in certain merchandise earlier. Furthermore, the Company expects that its operations will continue to be influenced by recent general economic conditions such as labor shortages and inflation, which have resulted in higher wages, higher inbound transportation and outbound delivery costs, and lower levels of discretionary spending by its customers, particularly customers of the Urban Outfitters brand. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or of existing macroeconomic conditions, which have had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic and macroeconomic trends may change. Additionally, current global issues may affect the Company’s business and the global economy, including the geopolitical impact of Russia’s invasion of Ukraine and any related economic or other sanctions.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card, debit card and alternative payment method transactions throughout all segments and sales to the Company’s Wholesale segment customers and franchisees. For the six month period ended July 31, 2022, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $63,760 and $97,374, respectively. For the six month period ended July 31, 2021, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $89,952 and $94,402, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2022, the opening and closing balances of contract liabilities were $78,717 and $70,369, respectively. For the six month period ended July 31, 2021, the opening and closing balances of contract liabilities were $61,986 and $63,375, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2022, the Company recognized $27,009 of revenue that was included in the contract liability balance at the beginning of the period. During the six month period ended July 31, 2021, the Company recognized $21,325 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2022, January 31, 2022 and July 31, 2021 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2022
Short-term Investments:
Corporate bonds	$76,652	$—	$(1,211)	$75,441
Municipal and pre-refunded municipal bonds	75,518	—	(595)	74,923
US Treasury securities	9,749	—	(93)	9,656
	161,919	—	(1,899)	160,020
Long-term Investments:
Corporate bonds	96,086	—	(4,160)	91,926
Municipal and pre-refunded municipal bonds	47,437	—	(1,858)	45,579
US Treasury securities	3,229	—	(129)	3,100
Mutual funds, held in rabbi trust	12,361	—	(1,025)	11,336
Federal government agencies	350	—	(12)	338
Certificates of deposit	249	—	—	249
	159,712	—	(7,184)	152,528
	$321,631	$—	$(9,083)	$312,548
As of January 31, 2022
Short-term Investments:
Corporate bonds	$85,062	$1	$(200)	$84,863
Municipal and pre-refunded municipal bonds	128,984	1	(273)	128,712
US Treasury securities	14,999	—	(38)	14,961
Commercial paper	10,884	—	—	10,884
	239,929	2	(511)	239,420
Long-term Investments:
Corporate bonds	148,830	—	(2,478)	146,352
Municipal and pre-refunded municipal bonds	60,533	1	(912)	59,622
US Treasury securities	5,222	—	(46)	5,176
Mutual funds, held in rabbi trust	12,419	—	(606)	11,813
Federal government agencies	350	—	(5)	345
Certificates of deposit	249	—	—	249
	227,603	1	(4,047)	223,557
	$467,532	$3	$(4,558)	$462,977

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2021
Short-term Investments:
Corporate bonds	$28,808	$2	$(24)	$28,786
Municipal and pre-refunded municipal bonds	122,173	14	(87)	122,100
Commercial paper	6,096	—	—	6,096
	157,077	16	(111)	156,982
Long-term Investments:
Corporate bonds	61,646	4	(159)	61,491
Municipal and pre-refunded municipal bonds	40,069	34	(56)	40,047
Mutual funds, held in rabbi trust	11,610	143	(42)	11,711
	113,325	181	(257)	113,249
	$270,402	$197	$(368)	$270,231

Proceeds from the sales and maturities of available-for-sale securities were $164,314 and $148,582 for the six months ended July 31, 2022 and 2021, respectively. The Company included in “Other loss, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $222 and $334 for the three and six months ended July 31, 2022, respectively, and a net realized gain of $4 for the three and six months ended July 31, 2021. Amortization of discounts and premiums, net, was $1,225 and $2,882 for the three and six months ended July 31, 2022, respectively, and $1,398 and $2,736 for the three and six months ended July 31, 2021, respectively. Amortization of discounts and premiums, net, is included in “Other loss, net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other loss, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$167,367	$—	$167,367
Municipal and pre-refunded municipal bonds	—	120,502	—	120,502
US Treasury securities	—	12,756	—	12,756
Mutual funds, held in rabbi trust	11,336	—	—	11,336
Federal government agencies	—	338	—	338
Certificates of deposit	—	249	—	249
	$11,336	$301,212	$—	$312,548

	Marketable Securities Fair Value as of
	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$231,215	$—	$231,215
Municipal and pre-refunded municipal bonds	—	188,334	—	188,334
US Treasury securities	—	20,137	—	20,137
Mutual funds, held in rabbi trust	11,813	—	—	11,813
Commercial paper	—	10,884	—	10,884
Federal government agencies	—	345	—	345
Certificates of deposit	—	249	—	249
	$11,813	$451,164	$—	$462,977

	Marketable Securities Fair Value as of
	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$90,277	$—	$90,277
Municipal and pre-refunded municipal bonds	—	162,147	—	162,147
Mutual funds, held in rabbi trust	11,711	—	—	11,711
Commercial paper	—	6,096	—	6,096
	$11,711	$258,520	$—	$270,231

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2022, January 31, 2022 and July 31, 2021.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2022, January 31, 2022 and July 31, 2021, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

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

6. Debt

On June 10, 2022, the Company and certain of its subsidiaries entered into the third amendment (the “Third Amendment”) to the Company’s amended and restated credit agreement dated as of June 29, 2018 (the “Amended Credit Agreement”), amending the Company’s asset-based revolving credit facility with its lenders, including JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and co-book managers along with Wells Fargo Bank, National Association. The Third Amendment extends the maturity date of the senior secured revolving credit facility to June 2027, replaces LIBOR as a reference interest rate for borrowings and amends certain other provisions (the “Amended Credit Facility”).

The Amended Credit Facility provides for loans and letters of credit up to $350,000, subject to a borrowing base that is comprised of the Company’s eligible accounts receivable and inventory and includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150,000. Borrowings under the Amended Credit Facility may be used for working capital and other general corporate purposes.

The Amended Credit Facility provides for interest on borrowings, at the Company’s option, at either (i) adjusted SOFR, CDOR, SONIA or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Facility is payable monthly, quarterly or at the end of the applicable interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

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

As of July 31, 2022, the Company had $0 in borrowings under the Amended Credit Facility. As of July 31, 2022, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $12,168. Interest expense for the Amended Credit Facility was $511 and $520 for the six months ended July 31, 2022 and 2021, respectively, which was included in “Other loss, net” in the Condensed Consolidated Statements of Income.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Operating and variable lease costs during the three and six months ended July 31, 2022 and July 31, 2021 were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Operating lease costs	$62,348	$67,794	$126,047	$136,502
Variable lease costs	33,924	28,179	66,496	48,681
Total lease costs	$96,272	$95,973	$192,543	$185,183

Short-term lease costs and sublease income were not material during the three and six months ended July 31, 2022 and July 31, 2021.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of July 31, 2022:

Operating
Leases
Fiscal Year
2023 (excluding the six months ended July 31, 2022)	$147,276
2024	261,558
2025	224,303
2026	189,684
2027	136,735
Thereafter	361,212
Total undiscounted future minimum lease payments	1,320,768
Less imputed interest	(229,652)
Total discounted future minimum lease payments	$1,091,116

As of July 31, 2022, the Company had commitments of approximately $6,678 not included in the amounts above related to five executed but not yet commenced leases.

In response to the COVID-19 pandemic and mandated store closures, the Company withheld certain minimum lease payments due to landlords. The amounts withheld at July 31, 2022 and 2021 were included in “Current portion of operating lease liabilities” in the Condensed Consolidated Balance Sheets.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2022 and 2021, was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Performance Stock Units	$1,280	$1,527	$2,417	$1,926
Restricted Stock Units	5,727	5,871	11,692	10,042
Total	$7,007	$7,398	$14,109	$11,968

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2022 was as follows:

	Six Months Ended
	July 31, 2022
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	167,500	$25.38
Restricted Stock Units	1,070,500	$24.98
Total	1,238,000

During the six months ended July 31, 2022, 20,000 stock options were exercised, 80,001 PSU’s vested and 624,214 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2022 was as follows:

	July 31, 2022
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$8,505	2.2
Restricted Stock Units	44,263	2.2
Total	$52,768

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Number of common shares repurchased and subsequently retired	2,314,347	—	4,736,405	—
Total cost	$49,964	$—	$112,016	$—
Average cost per share, including commissions	$21.59	$—	$23.65	$—

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of July 31, 2022, 19,156,390 common shares were remaining under the programs.

During the six months ended July 31, 2022, the Company acquired and subsequently retired 245,512 common shares at a total cost of $6,668 from employees to meet payroll tax withholding requirements on vested awards. During the six months ended July 31, 2021, the Company acquired and subsequently retired 222,531 common shares at a total cost of $7,562 from employees to meet payroll tax withholding requirements on vested awards.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31, 2022			Six Months Ended July 31, 2022
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(36,593)	$(8,003)	$(44,596)	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(6,243)	876	(5,367)	(20,632)	(4,389)	(25,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(222)	(222)	—	(334)	(334)
Net current-period other comprehensive income (loss)	(6,243)	654	(5,589)	(20,632)	(4,723)	(25,355)
Balance at end of period	$(42,836)	$(7,349)	$(50,185)	$(42,836)	$(7,349)	$(50,185)

	Three Months Ended July 31, 2021			Six Months Ended July 31, 2021
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(11,528)	$(213)	$(11,741)	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	(1,394)	43	(1,351)	4,028	—	4,028
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	4	—	4	4
Net current-period other comprehensive income (loss)	(1,394)	47	(1,347)	4,028	4	4,032
Balance at end of period	$(12,922)	$(166)	$(13,088)	$(12,922)	$(166)	$(13,088)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Basic weighted-average common shares outstanding	93,041,310	98,315,441	94,240,412	98,213,555
Effect of dilutive options, performance stock units and restricted stock units	606,904	1,285,851	737,093	1,249,913
Diluted weighted-average shares outstanding	93,648,214	99,601,292	94,977,505	99,463,468

For the three months ended July 31, 2022 and 2021, awards to purchase 205,000 common shares ranging in price from $23.74 to $46.42 and 160,000 common shares ranging in price from $38.09 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the six months ended July 31, 2022 and 2021, awards to purchase 202,500 common shares ranging in price from $23.74 to $46.42 and 180,000 common shares ranging in price from $35.85 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2022 and July 31, 2021, were 167,500 and 30,001 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net sales
Retail operations	$1,095,191	$1,089,022	$2,058,626	$1,946,508
Wholesale operations	61,900	61,985	130,971	128,563
Nuuly operations	28,776	9,939	51,625	17,759
Intersegment elimination	(2,479)	(3,221)	(5,900)	(7,690)
Total net sales	$1,183,388	$1,157,725	$2,235,322	$2,085,140
Income from operations
Retail operations	$96,292	$176,829	$151,833	$250,874
Wholesale operations	7,534	9,099	17,239	23,279
Nuuly operations	(2,379)	(3,618)	(6,130)	(6,900)
Intersegment elimination	177	264	590	345
Total segment operating income	101,624	182,574	163,532	267,598
General corporate expenses	(15,806)	(16,721)	(31,477)	(28,242)
Total income from operations	$85,818	$165,853	$132,055	$239,356

	July 31,	January 31,	July 31,
	2022	2022	2021
Inventory
Retail operations	$623,562	$507,510	$438,144
Wholesale operations	73,912	62,189	45,004
Total inventory	$697,474	$569,699	$483,148
Rental product, net (1)
Nuuly operations	$59,236	$32,075	$10,900
Total rental product, net	$59,236	$32,075	$10,900

(1) Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,114,792	$1,113,294	$1,016,644
Wholesale operations	1,174	1,458	1,762
Nuuly operations	34,281	30,333	29,345
Total property and equipment, net	$1,150,247	$1,145,085	$1,047,751

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	July 31,
	2022		2021
Net sales
Apparel	$721,966	66%	$721,570	66%
Home	193,098	18%	188,298	18%
Accessories	133,783	12%	133,408	12%
Other	46,344	4%	45,746	4%
Retail operations	1,095,191	100%	1,089,022	100%
Apparel	54,215	91%	56,342	96%
Accessories	5,011	9%	2,212	4%
Other	195	—	210	—
Wholesale operations	59,421	100%	58,764	100%
Nuuly operations	28,776		9,939
Total net sales	$1,183,388		$1,157,725

	Six Months Ended
	July 31,
	2022		2021
Net sales
Apparel	$1,360,941	66%	$1,269,056	65%
Home	355,908	17%	361,684	19%
Accessories	247,625	12%	233,451	12%
Other	94,152	5%	82,317	4%
Retail operations	2,058,626	100%	1,946,508	100%
Apparel	113,727	91%	116,658	97%
Accessories	10,974	9%	3,823	3%
Other	370	—	392	—
Wholesale operations	125,071	100%	120,873	100%
Nuuly operations	51,625		17,759
Total net sales	$2,235,322		$2,085,140

The Apparel category includes intimates and activewear. The Home category includes home furnishings, electronics, gifts and decorative items. The Accessories category includes footwear, jewelry and handbags. The Other category includes beauty and shipping and handling for the Retail and Wholesale segments, and additionally the Menus & Venues brand for the Retail segment.

The Company historically presented the merchandise categories on a company-wide basis. The Company has updated the presentation of the above tables to include a summary of net sales and percentage of net sales by both merchandise category and by segment. Prior year amounts have been reclassified to conform to the current year presentation.

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2022	2022	2021
Property and equipment, net
Domestic operations	$990,457	$965,777	$844,912
Foreign operations	159,790	179,308	202,839
Total property and equipment, net	$1,150,247	$1,145,085	$1,047,751

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net Sales
Domestic operations	$1,022,318	$998,580	$1,935,882	$1,825,375
Foreign operations	161,070	159,145	299,440	259,765
Total net sales	$1,183,388	$1,157,725	$2,235,322	$2,085,140

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment consists of our Anthropologie, Bhldn, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes. Our Nuuly segment consists of the Nuuly brand, which offers customers a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where users can buy and sell women’s, men’s and kids’ clothes, shoes and accessories.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2023 will end on January 31, 2023, and our fiscal year 2022 ended on January 31, 2022.

Current Trends

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first half of fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macroeconomic conditions also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to start bringing certain product categories in earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations through the second quarter of fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. The Company continues to experience global supply chain disruptions resulting in inventory receipt delays. In response, the Company is continuing to further diversify its supply chain and bring in certain merchandise earlier. Furthermore, the Company expects that its operations will continue to be influenced by recent general economic conditions such as labor shortages and inflation, which have resulted in higher wages, higher inbound transportation and outbound delivery costs, and lower levels of discretionary spending by its customers, particularly customers of the Urban Outfitters brand. The Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or of existing macroeconomic conditions, which have had and may continue to have a material impact on its business. As a result, current financial information may not be necessarily indicative of future operating results and the Company’s plans to address the impact of the COVID-19 pandemic and macroeconomic trends may change. Additionally, current global issues may affect the Company’s business and the global economy, including the geopolitical impact of Russia’s invasion of Ukraine and any related economic or other sanctions.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the United Arab Emirates and Qatar. Urban Outfitters’ North American Retail segment net sales accounted for approximately 24.4% of consolidated net sales for the six months ended July 31, 2022, compared to approximately 28.8% for the comparable period in fiscal 2022. European Retail segment net sales accounted for 9.0% of consolidated net sales for the six months ended July 31, 2022, compared to approximately 8.7% for the comparable period in fiscal 2022.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, head pieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the United Arab Emirates and Qatar. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 38.4% of consolidated net sales for the six months ended July 31, 2022, compared to approximately 36.7% for the comparable period in fiscal 2022. European Retail segment net sales accounted for 1.8% of consolidated net sales for the six months ended July 31, 2022, compared to approximately 1.9% for the comparable period in fiscal 2022.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. The Free People Group’s North American Retail segment net sales accounted for approximately 17.1% of consolidated net sales for the six months ended July 31, 2022, compared to approximately 16.2% for the comparable period in fiscal 2022. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2022, and the comparable period in fiscal 2022.

The Menus & Venues brand focuses on the dining and event experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the six months ended July 31, 2022, and the comparable period in fiscal 2022.

Net sales from the Retail segment accounted for approximately 92.1% of consolidated net sales for the six months ended July 31, 2022, compared to 93.4% for the comparable period in fiscal 2022.

Store data for the six months ended July 31, 2022 was as follows:

	January 31,	Stores	Stores	July 31,
	2022	Opened	Closed	2022
Urban Outfitters
United States	184	2	(2)	184
Canada	18	—	—	18
Europe	59	—	—	59
Urban Outfitters Global Total	261	2	(2)	261
Anthropologie Group
United States	206	1	(1)	206
Canada	11	—	—	11
Europe	21	1	—	22
Anthropologie Group Global Total	238	2	(1)	239
Free People Group
United States (1)	162	8	(1)	169
Canada	5	—	—	5
Europe	6	3	—	9
Free People Group Global Total	173	11	(1)	183
Menus & Venues
United States	10	1	—	11
Menus & Venues Total	10	1	—	11
Total Company-Owned Stores	682	16	(4)	694
Franchisee-Owned Stores (2)	3	3	—	6
Total URBN	685	19	(4)	700
(1)	Six FP Movement stores were opened during the six months ended July 31, 2022. 26 FP Movement stores were open as of July 31, 2022.
(2)	Franchisee-owned stores are located in the United Arab Emirates and Qatar.

Selling square footage by brand as of July 31, 2022 and 2021 was as follows:

	July 31,	July 31,
	2022	2021	Change
Selling square footage (in thousands):
Urban Outfitters	2,263	2,238	1.1%
Anthropologie Group	1,821	1,820	flat
Free People Group (1)	384	352	9.1%
Total URBN (2)	4,468	4,410	1.3%
(1)	Selling square footage for FP Movement was 33 and 12, as of July 31, 2022 and 2021, respectively.
(2)	Menus & Venues locations and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for all three brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2023 are as follows:

	January 31,	Projected	Projected	January 31,
	2022	Openings	Closings	2023
Urban Outfitters	261	8	(7)	262
Anthropologie Group	238	6	(7)	237
Free People Group (1)	173	22	(1)	194
Menus & Venues	10	1	—	11
Total Company-Owned Stores	682	37	(15)	704
Franchisee-Owned Stores	3	5	—	8
Total URBN	685	42	(15)	712
(1)	Includes 12 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and “iets frans” brand apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.6% of consolidated net sales for the six months ended July 31, 2022, compared to 5.8% for the comparable period in fiscal 2022.

Nuuly Segment

Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s and kids’ apparel, shoes and accessories. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus to be used at any of the Company’s brands. The Company earns a commission based on sales made in the marketplace. Our Nuuly segment net sales accounted for approximately 2.3% of consolidated net sales for the six months ended July 31, 2022, compared to less than 1.0% for the comparable period in fiscal 2022.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2022.

Results of Operations

As a Percentage of Net Sales

The table below sets forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The table should be read in conjunction with the discussion that follows.

Three Months Ended July 31, 2022 (Fiscal 2023) Compared To

Three Months Ended July 31, 2021 (Fiscal 2022)

(amounts in millions)	Three Months Ended
	July 31,
	2022		2021
Net sales	$1,183.4	100.0%	$1,157.7	100.0%
Cost of sales	808.8	68.3	722.4	62.4
Gross profit	374.6	31.7	435.3	37.6
Selling, general and administrative expenses	288.8	24.4	269.4	23.3
Income from operations	85.8	7.3	165.9	14.3
Other loss, net	(2.2)	(0.2)	(1.8)	(0.1)
Income before income taxes	83.6	7.1	164.1	14.2
Income tax expense	24.1	2.1	36.8	3.2
Net income	$59.5	5.0%	$127.3	11.0%

Net sales for the second quarter of fiscal 2023 were $1.18 billion, compared to $1.16 billion in the second quarter of fiscal 2022. The $25.7 million increase was attributable to a $6.2 million, or 0.6%, increase in Retail segment net sales, a $0.7 million, or 1.1%, increase in Wholesale segment net sales and an increase in Nuuly segment net sales of $18.8 million. Retail segment net sales for the second quarter of fiscal 2023 accounted for 92.5% of total net sales compared to 94.1% of total net sales in the second quarter of fiscal 2022.

The increase in our Retail segment net sales during the second quarter of fiscal 2023 was due to an increase of $9.6 million, or 0.9%, in Retail segment comparable net sales, partially offset by a decrease of $3.4 million in non-comparable net sales, including the negative impact of foreign currency translation and the positive net impact of store openings and closings since the prior comparable period. Retail segment comparable net sales increased 7.7% at the Free People Group and 7.2% at the Anthropologie Group and decreased 8.9% at Urban Outfitters. Retail segment comparable net sales increased in Europe and were flat in North America. The overall increase in Retail segment comparable net sales was driven by low single-digit positive digital channel sales, while retail store sales were flat. The digital channel net sales increase was driven by increases in sessions and average order value, while units per transaction decreased and conversion rate was flat. Comparable store net sales were flat as higher store traffic and transactions were offset by a decrease in conversion rate, units per transaction and average unit retail price. The decrease in non-comparable net sales during the second quarter of fiscal 2023 was primarily due to the negative impact of foreign currency translation, partially offset by the 60 new Company-owned stores and restaurants opened and 19 Company-owned stores and restaurants closed since the prior comparable period.

The increase in Wholesale segment net sales in the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022, was primarily due to a $1.9 million, or 3.6%, increase in sales for the Free People Group, which was primarily driven by an increase in sales to specialty accounts, partially offset by a decline in Urban Outfitters wholesale sales.

Gross profit percentage for the second quarter of fiscal 2023 decreased to 31.7% of net sales, from 37.6% of net sales in the second quarter of fiscal 2022. Gross profit decreased to $374.6 million in the second quarter of fiscal 2023 from $435.3 million in the second quarter of fiscal 2022. The decrease in gross profit rate and dollars was primarily due to higher markdowns at all three brands as compared to record low markdown rates in the comparable prior year quarter. Lower initial merchandise markups driven largely by higher inbound transportation expenses further contributed to the deleverage. Additionally, higher carrier fuel surcharges resulted in an increase in delivery expense.

Total inventory at July 31, 2022, as compared to July 31, 2021, increased by $214.3 million, or 44.4%, to $697.5 million. Retail segment inventory increased by 42.3% and Wholesale segment inventory increased by 64.2%. The increase in inventory for both segments was driven by higher inbound transportation expenses and planned earlier receipts to protect sales against a volatile supply chain. Additionally, lower than expected Urban Outfitters brand sales in fiscal 2023 resulted in increased inventory levels.

Selling, general and administrative expenses increased by $19.3 million, or 7.2%, in the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022. Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2023 to 24.4% of net sales, compared to 23.3% of net sales for the second quarter of fiscal 2022. The increase in rate as a percentage of net sales and increase in selling, general and administrative dollars was primarily related to increased store payroll expenses incurred due to increased store associate hours to support increased customer traffic as well as higher average wages in order to attract and retain employees.

Income from operations was 7.3% of net sales, or $85.8 million, for the second quarter of fiscal 2023 compared to 14.3% of net sales, or $165.9 million, for the second quarter of fiscal 2022. The decrease in dollars and rate was primarily due to lower gross profit.

Our effective tax rate for the second quarter of fiscal 2023 was 28.8% compared to 22.4% in the second quarter of fiscal 2022. The change in effective tax rate for the three months ended July 31, 2022, was attributable to the ratio of foreign taxable earnings to global taxable earnings, tax rate law changes and the prior year favorable impact of equity activity.

Six Months Ended July 31, 2022 (Fiscal 2023) Compared To

Six Months Ended July 31, 2021 (Fiscal 2022)

(amounts in millions)	Six Months Ended
	July 31,
	2022		2021
Net sales	$2,235.3	100.0%	$2,085.1	100.0%
Cost of sales	1,537.4	68.8	1,349.2	64.7
Gross profit	697.9	31.2	735.9	35.3
Selling, general and administrative expenses	565.8	25.3	496.5	23.8
Income from operations	132.1	5.9	239.4	11.5
Other loss, net	(4.3)	(0.2)	(2.0)	(0.1)
Income before income taxes	127.8	5.7	237.4	11.4
Income tax expense	36.8	1.6	56.6	2.7
Net income	$91.0	4.1%	$180.8	8.7%

Net sales for the six months ended July 31, 2022 were $2.24 billion, compared to $2.09 billion in the comparable period of fiscal 2022. The $150.2 million increase was attributable to a $112.1 million, or 5.8%, increase in Retail segment net sales, a $4.2 million, or 3.5%, increase in Wholesale segment net sales and an increase in Nuuly segment net sales of $33.9 million. Retail segment net sales for the six months ended July 31, 2022 accounted for 92.1% of total net sales compared to 93.4% of total net sales in the six months ended July 31, 2021.

The increase in our Retail segment net sales during the first six months of fiscal 2023 was due to an increase of $100.8 million, or 5.4%, in Retail segment comparable net sales, and an increase of $11.3 million in non-comparable net sales, including the positive net impact of store openings and closings since the prior comparable period and the negative impact of foreign currency translation. Retail segment comparable net sales increased 12.2% at the Anthropologie Group and 10.8% at the Free People Group and decreased 4.5% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The relative proportion of Retail segment sales attributable to store and digital channels changed significantly in the first half of fiscal 2023 compared to fiscal 2022 due in large part to the temporary store closures and occupancy restrictions in the United States, Europe, and Canada in fiscal 2022 resulting from the COVID-19 pandemic. With those restrictions lifted in the current year, Retail segment comparable sales increased due to double-digit growth in retail store sales driven by higher traffic and transactions as well as an increase in average unit selling price, partially offset by a decrease in units per transaction and a decrease in conversion rate. Higher retail store sales were partially offset by low-single digit negative digital channel sales due to decreases in sessions, units per transaction and conversion rate, which were only partially offset by an increase in average order value. The increase in non-comparable net sales during the first half of fiscal 2023 was primarily due to the 72 new Company-owned stores and restaurants opened and 22 Company-owned stores and restaurants closed since the prior comparable period, partially offset by the impact of foreign currency translation.

The increase in Wholesale segment net sales in the first six months of fiscal 2023, as compared to the first six months of fiscal 2022, was primarily due to a $6.8 million, or 6.1%, increase in sales for the Free People Group, which was primarily driven by an increase in sales to department stores and specialty accounts, partially offset by a decline in Urban Outfitters wholesale sales.

Gross profit percentage for the first six months of fiscal 2023 decreased to 31.2% of net sales, from 35.3% of net sales in the comparable period in fiscal 2022. Gross profit decreased to $697.9 million for the first six months of fiscal 2023 from $735.9 million in the comparable period in fiscal 2022. The decrease in gross profit rate and dollars was primarily due to higher markdowns at all three brands and lower initial merchandise markups driven largely by higher inbound transportation expenses.

Selling, general and administrative expenses increased by $69.2 million, or 13.9%, to $565.8 million in the first six months of fiscal 2023, compared to the comparable period in fiscal 2022. Selling, general and administrative expenses as a percentage of net sales increased in the first six months of fiscal 2023 to 25.3% of net sales, compared to 23.8% of net sales for the comparable period in fiscal 2022. The increase in rate as a percentage of net sales and increase in selling, general and administrative dollars was primarily related to the increased penetration of retail store sales in the current year as we incurred higher store payroll expenses to support the retail store sales growth in the six months ended July 31, 2022.

Income from operations was 5.9% of net sales, or $132.1 million, for the first six months of fiscal 2023 compared to 11.5%, or $239.4 million, for the first six months of fiscal 2022. The decrease in dollars was primarily due to the increase in selling, general and administrative expenses and gross margin impact noted above. The decrease in operating income rate was primarily due to lower gross profit rate and deleverage in selling, general and administrative expenses during the first six months of fiscal 2023.

Our effective tax rate for the first six months of fiscal 2023 was 28.8% compared to 23.8% in the first six months of fiscal 2022. The increase in effective tax rate for the six months ended July 31, 2022 was attributable to the ratio of foreign taxable earnings to global taxable earnings, tax rate law changes and the prior year favorable impact of equity activity.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	July 31,	January 31,	July 31,
	2022	2022	2021
Cash, cash equivalents and marketable securities	$404.2	$669.6	$735.0
Working capital	300.5	304.3	449.0

	Six Months Ended
	July 31,
	2022	2021
Net cash (used in) provided by operating activities	$(31.7)	$195.2
Net cash provided by (used in) investing activities	35.7	(123.0)
Net cash used in financing activities	(118.3)	(4.7)

The decrease in working capital as of July 31, 2022, as compared to July 31, 2021, was primarily due to the net decrease in cash, cash equivalents and current marketable securities, partially offset by the increase in inventory.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities, and additionally, in the first six months of fiscal 2023, through the sale and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory, expand our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. Cash used in operating activities in the first six months of fiscal 2023 compared to cash provided by operating activities in the first six months of 2022 was primarily due to lower net income, increased inventory levels, an investment in additional Nuuly rental product to support the growth in the business and the timing of accounts receivable.

Cash Flows from Investing Activities

Cash provided by investing activities in the first six months of fiscal 2023 primarily related to sales and maturities of marketable securities, partially offset by the purchases of property and equipment and marketable securities. Cash used in investing activities in the first six months of fiscal 2022 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first six months of fiscal 2023 and 2022 was $105.7 million and $105.6 million, respectively, which was primarily used to expand our fulfillment center network in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first six months of fiscal 2023 primarily related to repurchases of our common shares under our share repurchase programs and from employees to meet payroll tax withholding requirements on vested awards. Cash used in financing activities in the first six months of fiscal 2022 primarily related to share repurchases of our common shares from employees to meet payroll tax withholding requirements on vested awards.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

 During fiscal 2023, we plan to complete construction on a new omni-channel fulfillment center in Kansas City, Kansas (which we expect to be fully operational in fiscal 2024), open approximately 37 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2023, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2023 to be approximately $225 million, a portion of which will be to support new and expanded fulfillment and distribution centers. All fiscal 2023 capital expenditures are expected to be financed by cash flow from operating activities, existing cash and cash equivalents and sales and maturities of marketable securities. We believe that our new store investments generally have the potential to generate positive cash flow within a year; however, the impact of the COVID-19 pandemic may result in a slightly longer timeframe. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchase of Equity Securities

A summary of the repurchase activity under the Company’s share repurchase programs for the quarter ended July 31, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2022 through May 31, 2022	—	$—	—	21,470,737
June 1, 2022 through June 30, 2022	2,314,347	$21.59	2,314,347	19,156,390
July 1, 2022 through July 31, 2022	—	$—	—	19,156,390
Total Fiscal 2023 Second Quarter	2,314,347		2,314,347	19,156,390

(1)

In addition to the shares repurchased under the share repurchase program, for the quarter ended July 31, 2022, the Company acquired and subsequently retired 1,464 common shares from employees to meet payroll tax withholding requirements on vested awards. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase programs.

(2)

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 shares under a share repurchase program.

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

10.1*

Third Amendment to Credit Agreement dated June 10, 2022, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2022, filed with the Securities and Exchange Commission on September 9, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2022	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 9, 2022	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer