Form 10-Q
period 2022-10-31
URBAN OUTFITTERS INC
filed 2022-12-12
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2022

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

Common shares, $0.0001 par value—92,175,750 shares outstanding on December 6, 2022.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$147,431	$206,575	$236,354
Marketable securities	146,364	239,420	188,375
Accounts receivable, net of allowance for doubtful accounts of $1,265, $1,348 and $1,313, respectively	81,422	63,760	114,208
Inventory	743,579	569,699	627,103
Prepaid expenses and other current assets	226,280	206,293	203,213
Total current assets	1,345,076	1,285,747	1,369,253
Property and equipment, net	1,175,080	1,145,085	1,088,287
Operating lease right-of-use assets	927,092	1,000,255	1,030,776
Marketable securities	95,246	223,557	269,780
Deferred income taxes and other assets	177,622	136,703	132,510
Total Assets	$3,720,116	$3,791,347	$3,890,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326,529	$304,246	$315,481
Current portion of operating lease liabilities	224,378	236,315	240,074
Accrued expenses, accrued compensation and other current liabilities	457,537	440,912	493,446
Total current liabilities	1,008,444	981,473	1,049,001
Non-current portion of operating lease liabilities	861,033	951,080	986,026
Deferred rent and other liabilities	112,248	113,054	108,848
Total Liabilities	1,981,725	2,045,607	2,143,875
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,174,487, 96,431,044 and 97,863,862 shares issued and outstanding, respectively	9	10	10
Additional paid-in-capital	7,850	—	18,671
Retained earnings	1,794,599	1,770,560	1,744,772
Accumulated other comprehensive loss	(64,067)	(24,830)	(16,722)
Total Shareholders’ Equity	1,738,391	1,745,740	1,746,731
Total Liabilities and Shareholders’ Equity	$3,720,116	$3,791,347	$3,890,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Net sales	$1,175,349	$1,131,424	$3,410,671	$3,216,564
Cost of sales (excluding store impairment)	817,348	740,686	2,354,817	2,089,910
Store impairment	958	—	958	—
Gross profit	357,043	390,738	1,054,896	1,126,654
Selling, general and administrative expenses	299,725	274,836	865,523	771,396
Income from operations	57,318	115,902	189,373	355,258
Other loss, net	(5,019)	(551)	(9,270)	(2,503)
Income before income taxes	52,299	115,351	180,103	352,755
Income tax expense	15,068	26,496	51,866	83,091
Net income	$37,231	$88,855	$128,237	$269,664
Net income per common share:
Basic	$0.40	$0.90	$1.37	$2.75
Diluted	$0.40	$0.89	$1.36	$2.71
Weighted-average common shares outstanding:
Basic	92,174,160	98,202,399	93,544,085	98,209,796
Diluted	93,036,066	99,415,838	94,322,783	99,447,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Net income	$37,231	$88,855	$128,237	$269,664
Other comprehensive (loss) income:
Foreign currency translation	(13,451)	(2,605)	(34,083)	1,423
Change in unrealized gains (losses) on marketable securities, net of tax	(431)	(1,029)	(5,154)	(1,025)
Total other comprehensive (loss) income	(13,882)	(3,634)	(39,237)	398
Comprehensive income	$23,349	$85,221	$89,000	$270,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2022	92,173,342	$9	$—	$1,757,368	$(50,185)	$1,707,192
Comprehensive income	—	—	—	37,231	(13,882)	23,349
Share-based compensation	—	—	7,862	—	—	7,862
Share-based awards	1,667	—	—	—	—	—
Share repurchases	(522)	—	(12)	—	—	(12)
Balances as of October 31, 2022	92,174,487	$9	$7,850	$1,794,599	$(64,067)	$1,738,391

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2021	98,357,090	$10	$26,581	$1,655,917	$(13,088)	$1,669,420
Comprehensive income	—	—	—	88,855	(3,634)	85,221
Share-based compensation	—	—	7,100	—	—	7,100
Share-based awards	9,998	—	—	—	—	—
Share repurchases	(503,226)	—	(15,010)	—	—	(15,010)
Balances as of October 31, 2021	97,863,862	$10	$18,671	$1,744,772	$(16,722)	$1,746,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740
Comprehensive income	—	—	—	128,237	(39,237)	89,000
Share-based compensation	—	—	21,971	—	—	21,971
Share-based awards	725,882	—	376	—	—	376
Share repurchases	(4,982,439)	(1)	(14,497)	(104,198)	—	(118,696)
Balances as of October 31, 2022	92,174,487	$9	$7,850	$1,794,599	$(64,067)	$1,738,391

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	269,664	398	270,062
Share-based compensation	—	—	19,068	—	—	19,068
Share-based awards	773,634	—	2,815	—	—	2,815
Share repurchases	(725,757)	—	(22,572)	—	—	(22,572)
Balances as of October 31, 2021	97,863,862	$10	$18,671	$1,744,772	$(16,722)	$1,746,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2022	2021
Cash flows from operating activities:
Net income	$128,237	$269,664
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	77,529	77,985
Non-cash lease expense	143,036	144,347
Provision (benefit) for deferred income taxes	366	(5,086)
Share-based compensation expense	21,971	19,068
Store impairment	958	—
Loss on disposition of property and equipment, net	345	193
Changes in assets and liabilities:
Receivables	(19,235)	(24,387)
Inventory	(184,800)	(238,094)
Prepaid expenses and other assets	(56,699)	(10,087)
Payables, accrued expenses and other liabilities	59,305	161,251
Operating lease liabilities	(177,183)	(172,575)
Net cash (used in) provided by operating activities	(6,170)	222,279
Cash flows from investing activities:
Cash paid for property and equipment	(143,445)	(159,008)
Cash paid for marketable securities	(22,000)	(442,249)
Sales and maturities of marketable securities	230,745	237,879
Net cash provided by (used in) investing activities	65,300	(363,378)
Cash flows from financing activities:
Proceeds from the exercise of stock options	376	2,815
Share repurchases related to share repurchase program	(112,016)	(14,888)
Share repurchases related to taxes for share-based awards	(6,680)	(7,684)
Net cash used in financing activities	(118,320)	(19,757)
Effect of exchange rate changes on cash and cash equivalents	46	1,575
Decrease in cash and cash equivalents	(59,144)	(159,281)
Cash and cash equivalents at beginning of period	206,575	395,635
Cash and cash equivalents at end of period	$147,431	$236,354
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$33,516	$81,747
Non-cash investing activities—Accrued capital expenditures	$41,431	$75,206

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2. Impact of the Coronavirus Pandemic

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first nine months of fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macroeconomic conditions also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to accelerate receipt of certain product categories earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations through the third quarter of fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. In the first half of fiscal 2023, the Company continued to experience global supply chain disruptions resulting in inventory receipt delays and in response, the Company continued to further diversify its supply chain. In the third quarter of fiscal 2023, timing of supply chain deliveries started to improve, resulting in earlier than planned receipts of inventory. The Company expects that its operations will continue to be influenced by economic pressures such as inflation and labor shortages, resulting in higher wage expense and lower levels of discretionary spending by its customers, particularly customers of the Urban Outfitters brand. Additionally, fluctuations in foreign currency rates may impact the Company's operating results. The Company cannot reasonably estimate the duration and severity of existing and future macroeconomic conditions or current global issues that may have a material effect on the Company's business and the global economy. As a result, current financial information may not be necessarily indicative of future operating results.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card, debit card and alternative payment method transactions throughout all segments and sales to the Company’s Wholesale segment customers and franchisees. For the nine month period ended October 31, 2022, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $63,760 and $81,422, respectively. For the nine month period ended October 31, 2021, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $89,952 and $114,208, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2022, the opening and closing balances of contract liabilities were $78,717 and $68,536, respectively. For the nine month period ended October 31, 2021, the opening and closing balances of contract liabilities were $61,986 and $62,476, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2022, the Company recognized $32,299 of revenue that was included in the contract liability balance at the beginning of the period. During the nine month period ended October 31, 2021, the Company recognized $25,734 of revenue that was included in the contract liability balance at the beginning of the period.

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2022, January 31, 2022 and October 31, 2021 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2022
Short-term Investments:
Corporate bonds	$85,788	$—	$(1,626)	$84,162
Municipal and pre-refunded municipal bonds	58,417	—	(910)	57,507
US Treasury securities	4,750	—	(55)	4,695
	148,955	—	(2,591)	146,364
Long-term Investments:
Corporate bonds	61,707	—	(4,472)	57,235
Municipal and pre-refunded municipal bonds	28,803	—	(1,801)	27,002
Mutual funds, held in rabbi trust	12,546	—	(1,786)	10,760
Certificates of deposit	249	—	—	249
	103,305	—	(8,059)	95,246
	$252,260	$—	$(10,650)	$241,610
As of January 31, 2022
Short-term Investments:
Corporate bonds	$85,062	$1	$(200)	$84,863
Municipal and pre-refunded municipal bonds	128,984	1	(273)	128,712
US Treasury securities	14,999	—	(38)	14,961
Commercial paper	10,884	—	—	10,884
	239,929	2	(511)	239,420
Long-term Investments:
Corporate bonds	148,830	—	(2,478)	146,352
Municipal and pre-refunded municipal bonds	60,533	1	(912)	59,622
Mutual funds, held in rabbi trust	12,419	—	(606)	11,813
US Treasury securities	5,222	—	(46)	5,176
Federal government agencies	350	—	(5)	345
Certificates of deposit	249	—	—	249
	227,603	1	(4,047)	223,557
	$467,532	$3	$(4,558)	$462,977

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2021
Short-term Investments:
Corporate bonds	$53,744	$3	$(71)	$53,676
Municipal and pre-refunded municipal bonds	114,818	9	(73)	114,754
US Treasury securities	16,849	—	(3)	16,846
Commercial paper	3,099	—	—	3,099
	188,510	12	(147)	188,375
Long-term Investments:
Corporate bonds	174,884	1	(1,125)	173,760
Municipal and pre-refunded municipal bonds	78,955	8	(362)	78,601
Mutual funds, held in rabbi trust	11,540	542	(1)	12,081
US Treasury securities	4,748	—	(7)	4,741
Federal government agencies	350	—	(2)	348
Certificates of deposit	249	—	—	249
	270,726	551	(1,497)	269,780
	$459,236	$563	$(1,644)	$458,155

Proceeds from the sales and maturities of available-for-sale securities were $230,745 and $237,879 for the nine months ended October 31, 2022 and 2021, respectively. The Company included in “Other loss, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $1,131 and $1,465 for the three and nine months ended October 31, 2022, respectively, and a net realized gain of $9 and $13 for the three and nine months ended October 31, 2021. Amortization of discounts and premiums, net, was $1,037 and $3,919 for the three and nine months ended October 31, 2022, respectively, and $1,804 and $4,540 for the three and nine months ended October 31, 2021, respectively. Amortization of discounts and premiums, net, is included in “Other loss, net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other loss, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,397	$—	$141,397
Municipal and pre-refunded municipal bonds	—	84,509	—	84,509
Mutual funds, held in rabbi trust	10,760	—	—	10,760
US Treasury securities	—	4,695	—	4,695
Certificates of deposit	—	249	—	249
	$10,760	$230,850	$—	$241,610

	Marketable Securities Fair Value as of
	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$231,215	$—	$231,215
Municipal and pre-refunded municipal bonds	—	188,334	—	188,334
Mutual funds, held in rabbi trust	11,813	—	—	11,813
US Treasury securities	—	20,137	—	20,137
Commercial paper	—	10,884	—	10,884
Federal government agencies	—	345	—	345
Certificates of deposit	—	249	—	249
	$11,813	$451,164	$—	$462,977

	Marketable Securities Fair Value as of
	October 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$227,436	$—	$227,436
Municipal and pre-refunded municipal bonds	—	193,355	—	193,355
Mutual funds, held in rabbi trust	12,081	—	—	12,081
US Treasury securities	21,587	—	—	21,587
Commercial paper	—	3,099	—	3,099
Federal government agencies	348	—	—	348
Certificates of deposit	—	249	—	249
	$34,016	$424,139	$—	$458,155

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2022, January 31, 2022 and October 31, 2021.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2022, January 31, 2022 and October 31, 2021, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. During the three months ended October 31, 2022, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying value. These assets were written down to a fair value resulting in impairment charges of $958 across four retail locations, with a carrying value after impairment of $12,988 related to the right-of-use assets.

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

As of October 31, 2022, the Company had $0 in borrowings under the Amended Credit Facility. As of October 31, 2022, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $11,897. Interest expense for the

Amended Credit Facility was $754 and $783 for the nine months ended October 31, 2022 and 2021, respectively, which was included in “Other loss, net” in the Condensed Consolidated Statements of Income.

7. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Operating and variable lease costs during the three and nine months ended October 31, 2022 and October 31, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Operating lease costs	$63,615	$66,903	$189,662	$203,405
Variable lease costs	33,607	28,908	100,103	77,589
Total lease costs	$97,222	$95,811	$289,765	$280,994

Short-term lease costs and sublease income were not material during the three and nine months ended October 31, 2022 and October 31, 2021.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of October 31, 2022:

Operating
Leases
Fiscal Year
2023 (excluding the nine months ended October 31, 2022)	$76,404
2024	272,593
2025	238,771
2026	202,448
2027	148,319
Thereafter	440,004
Total undiscounted future minimum lease payments	1,378,539
Less imputed interest	(293,128)
Total discounted future minimum lease payments	$1,085,411

As of October 31, 2022, the Company had commitments of approximately $42,487 not included in the amounts above related to nine executed but not yet commenced leases.

8. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSU’s”), performance stock units (“PSU’s”) or stock appreciation rights (“SAR’s”). The fair value of PSU’s and RSU’s is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2022 and 2021, was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Performance Stock Units	$1,280	$1,070	$3,697	$2,996
Restricted Stock Units	6,582	6,030	18,274	16,072
Total	$7,862	$7,100	$21,971	$19,068

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2022 was as follows:

	Nine Months Ended
	October 31, 2022
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	167,500	$25.38
Restricted Stock Units	1,105,500	$24.85
Total	1,273,000

During the nine months ended October 31, 2022, 20,000 stock options were exercised, 80,001 PSU’s vested and 625,881 RSU’s vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2022 was as follows:

	October 31, 2022
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$7,225	2.0
Restricted Stock Units	37,700	2.0
Total	$44,925

9. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Number of common shares repurchased and subsequently retired	—	500,000	4,736,405	500,000
Total cost	$—	$14,888	$112,016	$14,888
Average cost per share, including commissions	$—	$29.78	$23.65	$29.78

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of October 31, 2022, 19,156,390 common shares were remaining under the program.

During the nine months ended October 31, 2022, the Company acquired and subsequently retired 246,034 common shares at a total cost of $6,680 from employees to meet payroll tax withholding requirements on vested awards. During the nine months ended October 31, 2021, the Company acquired and subsequently retired 225,757 common shares at a total cost of $7,684 from employees to meet payroll tax withholding requirements on vested awards.

10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended October 31, 2022			Nine Months Ended October 31, 2022
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(42,836)	$(7,349)	$(50,185)	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(13,451)	700	(12,751)	(34,083)	(3,689)	(37,772)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,131)	(1,131)	—	(1,465)	(1,465)
Net current-period other comprehensive income (loss)	(13,451)	(431)	(13,882)	(34,083)	(5,154)	(39,237)
Balance at end of period	$(56,287)	$(7,780)	$(64,067)	$(56,287)	$(7,780)	$(64,067)

	Three Months Ended October 31, 2021			Nine Months Ended October 31, 2021
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(12,922)	$(166)	$(13,088)	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	(2,605)	(1,038)	(3,643)	1,423	(1,038)	385
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	9	—	13	13
Net current-period other comprehensive income (loss)	(2,605)	(1,029)	(3,634)	1,423	(1,025)	398
Balance at end of period	$(15,527)	$(1,195)	$(16,722)	$(15,527)	$(1,195)	$(16,722)

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

11. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Basic weighted-average common shares outstanding	92,174,160	98,202,399	93,544,085	98,209,796
Effect of dilutive options, performance stock units and restricted stock units	861,906	1,213,439	778,698	1,237,755
Diluted weighted-average shares outstanding	93,036,066	99,415,838	94,322,783	99,447,551

For the three months ended October 31, 2022 and 2021, awards to purchase 205,000 common shares ranging in price from $23.74 to $46.42 and 160,000 common shares ranging in price from $38.09 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the nine months ended October 31, 2022 and 2021, awards to purchase 203,333 common shares ranging in price from $23.74 to $46.42 and 173,333 common shares ranging in price from $35.85 to $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2022 and October 31, 2021, were 167,500 and 30,001 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Net sales
Retail operations	$1,067,531	$1,043,905	$3,126,157	$2,990,413
Wholesale operations	80,223	79,549	211,194	208,112
Nuuly operations	35,279	12,688	86,904	30,447
Intersegment elimination	(7,684)	(4,718)	(13,584)	(12,408)
Total net sales	$1,175,349	$1,131,424	$3,410,671	$3,216,564
Income from operations
Retail operations	$64,427	$126,615	$216,260	$377,489
Wholesale operations	12,782	10,098	30,021	33,377
Nuuly operations	(3,228)	(4,900)	(9,358)	(11,800)
Intersegment elimination	547	850	1,137	1,195
Total segment operating income	74,528	132,663	238,060	400,261
General corporate expenses	(17,210)	(16,761)	(48,687)	(45,003)
Total income from operations	$57,318	$115,902	$189,373	$355,258

	October 31,	January 31,	October 31,
	2022	2022	2021
Inventory
Retail operations	$682,005	$507,510	$582,711
Wholesale operations	61,574	62,189	44,392
Total inventory	$743,579	$569,699	$627,103
Rental product, net (1)
Nuuly operations	$76,449	$32,075	$22,203
Total rental product, net	$76,449	$32,075	$22,203

(1)
Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,133,561	$1,113,294	$1,056,282
Wholesale operations	1,073	1,458	1,593
Nuuly operations	40,446	30,333	30,412
Total property and equipment, net	$1,175,080	$1,145,085	$1,088,287

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	October 31,
	2022		2021
Net sales
Apparel	$688,630	64%	$679,692	65%
Home	192,384	18%	192,312	18%
Accessories	135,784	13%	128,065	13%
Other	50,733	5%	43,836	4%
Retail operations	1,067,531	100%	1,043,905	100%
Apparel	65,713	91%	70,097	94%
Accessories	6,603	9%	4,476	6%
Other	223	0%	258	0%
Wholesale operations	72,539	100%	74,831	100%
Nuuly operations	35,279		12,688
Total net sales	$1,175,349		$1,131,424

	Nine Months Ended
	October 31,
	2022		2021
Net sales
Apparel	$2,049,571	66%	$1,948,748	65%
Home	548,292	17%	553,996	19%
Accessories	383,409	12%	361,516	12%
Other	144,885	5%	126,153	4%
Retail operations	3,126,157	100%	2,990,413	100%
Apparel	179,440	91%	186,755	96%
Accessories	17,577	9%	8,299	4%
Other	593	0%	650	0%
Wholesale operations	197,610	100%	195,704	100%
Nuuly operations	86,904		30,447
Total net sales	$3,410,671		$3,216,564

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2022	2022	2021
Property and equipment, net
Domestic operations	$1,024,693	$965,777	$894,106
Foreign operations	150,387	179,308	194,181
Total property and equipment, net	$1,175,080	$1,145,085	$1,088,287

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Net Sales
Domestic operations	$1,023,420	$974,511	$2,959,302	$2,799,886
Foreign operations	151,929	156,913	451,369	416,678
Total net sales	$1,175,349	$1,131,424	$3,410,671	$3,216,564

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

Current Trends

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company’s store operations during the first nine months of fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macroeconomic conditions also disrupted the Company’s global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to accelerate receipt of certain product categories earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations through the third quarter of fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. In the first half of fiscal 2023, the Company continued to experience global supply chain disruptions resulting in inventory receipt delays and in response, the Company continued to further diversify its supply chain. In the third quarter of fiscal 2023, timing of supply chain deliveries started to improve, resulting in earlier than planned receipts of inventory. The Company expects that its operations will continue to be influenced by economic pressures such as inflation and labor shortages, resulting in higher wage expense and lower levels of discretionary spending by its customers, particularly customers of the Urban Outfitters brand. Additionally, fluctuations in foreign currency rates may impact the Company's operating results. The Company cannot reasonably estimate the duration and severity of existing and future macroeconomic conditions or current global issues that may have a material effect on the Company's business and the global economy. As a result, current financial information may not be necessarily indicative of future operating results.

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

Our comparable Retail segment net sales data is equal to the sum of our comparable store and comparable digital channel net sales. A store is considered to be comparable if it has been open at least 12 full months, unless it was materially expanded or remodeled within that year or was not otherwise operating at its full capacity within that year due to store specific closures from events such as damage from fire, flood and natural weather events. The Company did not remove stores that were closed or operating for an extended period of time at a reduced capacity due to the COVID-19 pandemic from the comparable stores net sales calculations. A digital channel is considered to be comparable if it has been operational for at least 12 full months. Sales from stores and digital channels that do not fall within the definition of comparable store or digital channel are considered to be non-comparable. Franchise net sales and the effects of foreign currency translation are also considered non-comparable.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 23.6% of consolidated net sales for the nine months ended October 31, 2022, compared to approximately 28.1% for the comparable period in fiscal 2022. European Retail segment net sales accounted for 8.8% of consolidated net sales for the nine months ended October 31, 2022, compared to approximately 9.0% for the comparable period in fiscal 2022.

The Anthropologie Group consists of the Anthropologie, Bhldn and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The Bhldn brand emphasizes every element that contributes to a wedding. The Bhldn brand offers a curated collection of heirloom quality wedding gowns, bridesmaid frocks, party dresses, assorted jewelry, head pieces, footwear, lingerie and decorations. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. In addition to individual brand stores, the Anthropologie Group operates expanded format stores that include multiple Anthropologie Group brands, which allows for the presentation of an expanded assortment of products in certain categories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 38.8% of consolidated net sales for the nine months ended October 31, 2022, compared to approximately 36.6% for the comparable period in fiscal 2022. European Retail segment net sales accounted for 1.8% of consolidated net sales for the nine months ended October 31, 2022, and the comparable period in fiscal 2022.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. The Free People Group’s North American Retail segment net sales accounted for approximately 17.3% of consolidated net sales for the nine months ended October 31, 2022, compared to approximately 16.4% for the comparable period in fiscal 2022. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2022, and the comparable period in fiscal 2022.

The Menus & Venues brand focuses on the dining and event experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for the nine months ended October 31, 2022, and the comparable period in fiscal 2022.

Net sales from the Retail segment accounted for approximately 91.7% of consolidated net sales for the nine months ended October 31, 2022, compared to 93.0% for the comparable period in fiscal 2022.

Store data for the nine months ended October 31, 2022 was as follows:

	January 31,	Stores	Stores	October 31,
	2022	Opened	Closed	2022
Urban Outfitters
United States	184	3	(2)	185
Canada	18	—	—	18
Europe	59	2	—	61
Urban Outfitters Global Total	261	5	(2)	264
Anthropologie Group
United States	206	3	(1)	208
Canada	11	—	—	11
Europe	21	1	—	22
Anthropologie Group Global Total	238	4	(1)	241
Free People Group
United States (1)	162	9	(1)	170
Canada	5	—	—	5
Europe	6	4	—	10
Free People Group Global Total	173	13	(1)	185
Menus & Venues
United States	10	1	—	11
Menus & Venues Total	10	1	—	11
Total Company-Owned Stores	682	23	(4)	701
Franchisee-Owned Stores (2)	3	3	—	6
Total URBN	685	26	(4)	707
(1)
Seven FP Movement stores were opened during the nine months ended October 31, 2022. Twenty-seven FP Movement stores were open as of October 31, 2022.
(2)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of October 31, 2022 and 2021 was as follows:

	October 31,	October 31,
	2022	2021	Change
Selling square footage (in thousands):
Urban Outfitters	2,282	2,270	0.5%
Anthropologie Group	1,830	1,838	-0.4%
Free People Group (1)	386	362	6.6%
Total URBN (2)	4,498	4,470	0.6%
(1)
Selling square footage for FP Movement was 35 and 18 as of October 31, 2022 and 2021, respectively.
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

Projected openings and closings for fiscal 2023 are as follows:

	January 31,	Projected	Projected	January 31,
	2022	Openings	Closings	2023
Urban Outfitters	261	7	(5)	263
Anthropologie Group	238	6	(5)	239
Free People Group (1)	173	19	(5)	187
Menus & Venues	10	1	—	11
Total Company-Owned Stores	682	33	(15)	700
Franchisee-Owned Stores	3	5	—	8
Total URBN	685	38	(15)	708
(1)
Includes 11 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People Group brand and the BDG and “iets frans” brand apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.8% of consolidated net sales for the nine months ended October 31, 2022, compared to 6.1% for the comparable period in fiscal 2022.

Nuuly Segment

Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell women’s, men’s and kids’ apparel, shoes and accessories. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus to be used at any of the Company’s brands. The Company earns a commission based on sales made in the marketplace. Our Nuuly segment net sales accounted for approximately 2.5% of consolidated net sales for the nine months ended October 31, 2022, compared to less than 1.0% for the comparable period in fiscal 2022.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2022.

Results of Operations

As a Percentage of Net Sales

The table below sets forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The table should be read in conjunction with the discussion that follows.

Three Months Ended October 31, 2022 (Fiscal 2023) Compared To

Three Months Ended October 31, 2021 (Fiscal 2022)

(amounts in millions)	Three Months Ended
	October 31,
	2022		2021
Net sales	$1,175.3	100.0%	$1,131.4	100.0%
Cost of sales (excluding store impairment)	817.3	69.5	740.7	65.5
Store impairment	1.0	0.1	—	—
Gross profit	357.0	30.4	390.7	34.5
Selling, general and administrative expenses	299.7	25.5	274.8	24.3
Income from operations	57.3	4.9	115.9	10.2
Other loss, net	(5.0)	(0.5)	(0.5)	(0.0)
Income before income taxes	52.3	4.4	115.4	10.2
Income tax expense	15.1	1.2	26.5	2.3
Net income	$37.2	3.2%	$88.9	7.9%

Net sales for the third quarter of fiscal 2023 were $1.18 billion, compared to $1.13 billion in the third quarter of fiscal 2022. The $43.9 million increase was attributable to a $23.6 million, or 2.3%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $22.6 million, or 178.1%, partially offset by a $2.3 million, or 3.1%, decrease in Wholesale segment net sales. Retail segment net sales for the third quarter of fiscal 2023 accounted for 90.8% of total net sales compared to 92.3% of total net sales in the third quarter of fiscal 2022.

The increase in our Retail segment net sales during the third quarter of fiscal 2023 was due to an increase of $36.0 million, or 3.6%, in Retail segment comparable net sales, partially offset by a decrease of $12.4 million in non-comparable net sales. Retail segment comparable net sales increased 13.1% at the Anthropologie Group and 8.1% at the Free People Group and decreased 9.1% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by mid-single-digit positive digital channel sales and low single-digit positive retail store sales. The digital channel net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as higher store traffic, transactions and average unit retail price were offset by a decrease in conversion rate and units per transaction. The decrease in non-comparable net sales during the third quarter of fiscal 2023 was primarily due to the negative impact of foreign currency translation of approximately 200 basis points, partially offset by the 51 new Company-owned stores and restaurants opened and 16 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in the third quarter of fiscal 2023, as compared to the third quarter of fiscal 2022, was primarily due to a $2.6 million, or 3.8%, decrease in sales for the Free People Group, partially offset by an increase in Urban Outfitters wholesale sales. The Free People Group wholesale sales decrease was primarily due to a decrease in sales to department stores, partially offset by an increase in sales to specialty accounts. The increase in Nuuly segment net sales was due to a 185% increase in our subscribers during the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022.

Gross profit percentage for the third quarter of fiscal 2023 decreased to 30.4% of net sales, from 34.5% of net sales in the third quarter of fiscal 2022. Gross profit decreased to $357.0 million in the third quarter of fiscal 2023 from $390.7 million in the third quarter of fiscal 2022. The decrease in gross profit rate and dollars was primarily due to higher markdowns at all three brands as compared to record low markdown rates in the comparable prior year quarter, with the Urban Outfitters brand experiencing the largest year-over-year decline primarily due to elevated inventory levels and macroeconomic trends.

Total inventory at October 31, 2022, as compared to October 31, 2021, increased by $116.5 million, or 18.6%, to $743.6 million. Retail segment inventory increased by 17.0% driven by higher costs, earlier than planned receipts due to improved timing of supply chain deliveries and excess inventory of slower selling product in certain categories. Wholesale segment inventory increased by 38.7% due to softness in department store sales.

Selling, general and administrative expenses increased by $24.9 million, or 9.1%, in the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022. Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 2023 to 25.5% of net sales, compared to 24.3% of net sales for the third quarter of fiscal 2022. The increase in rate as a percentage of net sales and increase in selling, general and administrative dollars was primarily related to increased store payroll expenses incurred due to increased store associate hours to support increased customer traffic and higher average wages in order to attract and retain employees, as well as marketing expenses to support increased sales and customer growth.

Income from operations was 4.9% of net sales, or $57.3 million, for the third quarter of fiscal 2023 compared to 10.2% of net sales, or $115.9 million, for the third quarter of fiscal 2022. The decrease in dollars and rate was primarily due to lower gross profit.

Our effective tax rate for the third quarter of fiscal 2023 was 28.8% compared to 23.0% in the third quarter of fiscal 2022. The change in effective tax rate for the three months ended October 31, 2022, was attributable to the ratio of foreign taxable earnings to global taxable earnings, tax rate law changes and the prior year favorable impact of equity activity.

Nine Months Ended October 31, 2022 (Fiscal 2023) Compared To

Nine Months Ended October 31, 2021 (Fiscal 2022)

(amounts in millions)	Nine Months Ended
	October 31,
	2022		2021
Net sales	$3,410.7	100.0%	$3,216.6	100.0%
Cost of sales (excluding store impairment)	2,354.8	69.1	2,089.9	65.0
Store impairment	1.0	0.0	—	—
Gross profit	1,054.9	30.9	1,126.7	35.0
Selling, general and administrative expenses	865.5	25.3	771.4	24.0
Income from operations	189.4	5.6	355.3	11.0
Other loss, net	(9.3)	(0.3)	(2.5)	(0.0)
Income before income taxes	180.1	5.3	352.8	11.0
Income tax expense	51.9	1.5	83.1	2.6
Net income	$128.2	3.8%	$269.7	8.4%

Net sales for the nine months ended October 31, 2022 were $3.41 billion, compared to $3.22 billion in the comparable period of fiscal 2022. The $194.1 million increase was attributable to a $135.7 million, or 4.5%, increase in Retail segment net sales, an increase in Nuuly segment net sales of $56.5 million, or 185.4%, and a $1.9 million, or 1.0%, increase in Wholesale segment net sales. Retail segment net sales for the nine months ended October 31, 2022 accounted for 91.7% of total net sales compared to 93.0% of total net sales in the nine months ended October 31, 2021.

The increase in our Retail segment net sales during the first nine months of fiscal 2023 was due to an increase of $136.6 million, or 4.8%, in Retail segment comparable net sales, partially offset by a decrease of $0.9 million in non-comparable net sales. Retail segment comparable net sales increased 12.5% at the Anthropologie Group and 9.9% at the Free People Group and decreased 6.0% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The relative proportion of Retail segment sales attributable to store and digital channels changed due in large part to the temporary global store closures and occupancy restrictions in the first nine months of the prior year due to the COVID-19 pandemic. With those restrictions lifted in the current year, Retail segment comparable sales increased due to double-digit growth in retail store sales driven by higher traffic and transactions as well as an increase in average unit selling price, partially offset by a decrease in units per transaction and a decrease in conversion rate. Digital channel net sales were flat as an increase in average order value was offset by decreases in sessions, units per transaction and conversion rate. The decrease in non-comparable net sales during the first nine months of fiscal 2023 was primarily due to the negative impact of foreign currency translation of approximately 140 basis points, partially offset by the 79 new Company-owned stores and restaurants opened and 22 Company-owned stores and restaurants closed since the prior comparable period.

The increase in Wholesale segment net sales in the first nine months of fiscal 2023, as compared to the first nine months of fiscal 2022, was primarily due to a $4.1 million, or 2.3%, increase in sales for the Free People Group, which was primarily driven by an increase in sales to specialty accounts, partially offset by a decline in Urban Outfitters wholesale sales. The increase in Nuuly segment net sales was due to a 200% increase in our subscribers during the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022.

Gross profit percentage for the first nine months of fiscal 2023 decreased to 30.9% of net sales, from 35.0% of net sales in the comparable period in fiscal 2022. Gross profit decreased to $1,054.9 million for the first nine months of fiscal 2023 from $1,126.7 million in the comparable period in fiscal 2022. The decrease in gross profit rate and dollars was primarily due to higher markdowns at all three brands as compared to record low markdown rates in the comparable prior year period, as well as lower initial merchandise markups driven largely by higher inbound transportation expenses.

Selling, general and administrative expenses increased by $94.1 million, or 12.2%, to $865.5 million in the first nine months of fiscal 2023, compared to the comparable period in fiscal 2022. Selling, general and administrative expenses as a percentage of net sales increased in the first nine months of fiscal 2023 to 25.3% of net sales, compared to 24.0% of net sales for the comparable period in fiscal 2022. The increase in rate as a percentage of net sales and increase in selling, general and administrative dollars was primarily related to higher store payroll expenses to support retail store sales growth in the nine months ended October 31, 2022, along with increased store associate hours to support increased customer traffic and higher average wages in order to attract and retain employees. Additionally, marketing expenses increased to support sales and customer growth.

Income from operations was 5.6% of net sales, or $189.4 million, for the first nine months of fiscal 2023 compared to 11.0%, or $355.3 million, for the first nine months of fiscal 2022. The decrease in dollars was primarily due to the increase in selling, general and administrative expenses and gross margin impact noted above. The decrease in operating income rate was primarily due to lower gross profit rate and deleverage in selling, general and administrative expenses during the first nine months of fiscal 2023.

Our effective tax rate for the first nine months of fiscal 2023 was 28.8% compared to 23.6% in the first nine months of fiscal 2022. The increase in effective tax rate for the nine months ended October 31, 2022 was attributable to the ratio of foreign taxable earnings to global taxable earnings, tax rate law changes and the prior year favorable impact of equity activity.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	October 31,	January 31,	October 31,
	2022	2022	2021
Cash, cash equivalents and marketable securities	$389.0	$669.6	$694.5
Working capital	336.6	304.3	320.3

	Nine Months Ended
	October 31,
	2022	2021
Net cash (used in) provided by operating activities	$(6.2)	$222.3
Net cash provided by (used in) investing activities	65.3	(363.4)
Net cash used in financing activities	(118.3)	(19.8)

The increase in working capital as of October 31, 2022, as compared to January 31, 2022 and October 31, 2021, was primarily due to the increase in inventory and the timing of disbursements, partially offset by the net decrease in cash, cash equivalents and current marketable securities.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities, and additionally, in the first nine months of fiscal 2023, through the sale and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory, expand our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. Cash used in operating activities in the first nine months of fiscal 2023 compared to cash provided by operating activities in the first nine months of 2022 was primarily due to lower net income, the timing of disbursements and an investment in additional Nuuly rental product to support the growth in the business.

Cash Flows from Investing Activities

Cash provided by investing activities in the first nine months of fiscal 2023 primarily related to sales and maturities of marketable securities, partially offset by the purchases of property and equipment and marketable securities. Cash used in investing activities in the first nine months of fiscal 2022 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first nine months of fiscal 2023 and 2022 was $143.4 million and $159.0 million, respectively, which was primarily used to expand our fulfillment center network and store base in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first nine months of fiscal 2023 and 2022 primarily related to repurchases of our common shares under our share repurchase programs and from employees to meet payroll tax withholding requirements on vested awards.

Credit Facilities

See Note 6, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2023, we plan to substantially complete construction on a new omni-channel fulfillment center in Kansas City, Kansas (which we expect to be fully operational in fiscal 2024), open approximately 33 new Company-owned retail locations, expand or relocate certain existing retail locations, increase capacity at our Nuuly fulfillment center in response to the growth in subscribers, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2023, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2023 to be approximately $225 million, primarily to support new and expanded fulfillment and distribution centers and new store openings. All fiscal 2023 capital expenditures are expected to be financed by cash flow from operating activities, existing cash and cash equivalents and sales and maturities of marketable securities. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2022, filed with the Securities and Exchange Commission on December 12, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 12, 2022	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 12, 2022	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer