Form 10-K
period 2023-01-31
URBAN OUTFITTERS INC
filed 2023-04-03
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,358,089,544.

The number of shares outstanding of the registrant’s common stock on March 27, 2023 was 92,586,524.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, including geopolitical instability and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, the European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises (such as the coronavirus (COVID-19)), labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2023. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle products and services company that operates a portfolio of global consumer brands comprised of the Anthropologie, Free People, FP Movement, Terrain, Urban Outfitters, Nuuly and Menus & Venues brands. We have achieved compounded annual sales growth of approximately 6% over the past five years, with sales of approximately $4.8 billion during the fiscal year ended January 31, 2023. The COVID-19 pandemic had a negative impact on our results for the fiscal year ended January 31, 2021 and continued to impact our operations for the fiscal years ended January 31, 2023 and 2022. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview–Current Trends for further discussion.

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment includes our store and digital channels and consists of our Anthropologie, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. We have over 52 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, through Company-owned stores and franchisee-owned stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers. The Menus & Venues brand includes various casual dining concepts and event venues.

We operate a Wholesale segment under the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear.

Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift and offers customers a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell any brand of women’s, men’s and kids’ apparel, shoes and accessories.

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2023 ended on January 31, 2023.

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

As of January 31, 2023, we operated 263 Urban Outfitters stores, of which 183 were located in the United States, 18 were located in Canada and 62 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. We plan to open approximately 8 Urban Outfitters stores and close approximately 8 Urban Outfitters stores due to lease expiration, globally, in fiscal 2024. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. We plan for future digital channel growth to come from expansion domestically and internationally. Urban Outfitters’ North American Retail segment net sales accounted for approximately 23.0% of consolidated net sales for fiscal 2023. European Retail segment net sales accounted for approximately 8.9% of consolidated net sales for fiscal 2023.

Anthropologie Group. The Anthropologie Group consists of the Anthropologie and Terrain brands.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding dresses, bridesmaid dresses, party dresses, bridal accessories and decor. A catalog is offered in North America that markets select merchandise, most of which is also available in Anthropologie brand stores.

The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Terrain’s product offering includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories.

As of January 31, 2023, we operated 238 Anthropologie Group stores, of which 207 were located in the United States, 10 were located in Canada and 21 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. Stores average approximately 8,000 square feet of selling space. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately 8 Anthropologie Group stores and close approximately 6 Anthropologie Group stores due to lease expiration, globally, in fiscal 2024. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, and offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores. We plan for future digital channel growth to come from expansion domestically and internationally. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 39.6% of consolidated net sales for fiscal 2023. European Retail segment net sales accounted for approximately 1.8% of consolidated net sales for fiscal 2023.

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

As of January 31, 2023, we operated 188 Free People Group stores, of which 174 were located in the United States, 3 were located in Canada and 11 were located in Europe. Of the 188 Free People Group stores open as of January 31, 2023, 31 were FP Movement stores, all located in the United States. We plan to open approximately 17 new Free People Group stores (including 10 FP Movement stores) and close approximately 1 Free People Group store due to lease expiration, globally, in fiscal 2024. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into franchise or joint venture agreements. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. We plan for future digital channel growth to come from expansion domestically and internationally. The Free People Group’s North American Retail segment net sales accounted for approximately 17.5% for fiscal 2023. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2023.

Menus & Venues. The Menus & Venues brand focuses on a dining and event experience that provides excellence in food, beverage and service. As of January 31, 2023, we operated 11 locations, all of which were located in the United States. We plan to open approximately two locations and close approximately one location in fiscal 2024. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for fiscal 2023.

Wholesale Segment

The Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment was established in 1984 with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Urban Outfitters wholesale division designs and sells the BDG and other own brand apparel collections to select department stores. We display our wholesale products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. The Wholesale segment’s range of young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand are sold through department and specialty stores worldwide, including Nordstrom, Dillard’s, digital businesses and our Retail segment. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in Dallas, New York City, Los Angeles, Chicago and London. Our Wholesale segment net sales accounted for approximately 5.2% of consolidated net sales for fiscal 2023.

Nuuly Segment

Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell any brand of women’s, men’s and kids’ apparel, shoes and accessories from any brands. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus to be used at any of the Company’s brands. Nuuly Thrift earns a commission based on sales made in the marketplace. Nuuly segment net sales accounted for approximately 2.7% of consolidated net sales for fiscal 2023.

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

Buying and Design Operations

Maintaining a constant flow of fresh and fashionable merchandise is critically important to our ongoing performance. We maintain our own buying groups that select and develop products to satisfy our target customers and provide us with the appropriate amount and timing of products offered. Our buyers stay in touch with the evolving tastes of their target customers by shopping at major trade markets, attending national and regional trade shows and staying current with mass media influences, including social media, music, video, film, magazines and pop culture.

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

Merchandise

Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home products, electronics and beauty. Our Anthropologie brand product offerings include women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items, beauty and wellness and a wedding collection consisting of wedding dresses, bridesmaid dresses, party dresses, bridal accessories and decor. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Our Nuuly brand allows subscribers to select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

Store Operations

We have organized our retail store operations by brand into geographic areas or districts that each have a district leader. District leaders are responsible for several stores and monitor and supervise individual store leaders. Each store leader is responsible for overseeing the daily operations of one of our stores. In addition to a store leader, the staff of a store can include a combination of some or all of the following positions: a visual merchandising manager, several department managers and full and part-time sales and visual staff.

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

In February 2021, we began testing a paid loyalty program called UP. In exchange for an annual fee, UP provides membership benefits across our entire portfolio of brands, including a gift card, free standard shipping and free returns on all orders, a discount on orders, early access to products and exclusive events and a discount on the monthly Nuuly subscription fee. We plan to continue our test pilot through fiscal 2024.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label and exclusive merchandise. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns (including global pandemics such as COVID-19), acts of terrorism, natural disasters (including as a result of climate change), port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, the effects of Brexit, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, transportation capacity shortages and delays, increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2023, we purchased merchandise from approximately 5,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. We do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We operate seven distribution and fulfillment centers worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. We own a 291,000 square foot distribution center in Gap, Pennsylvania, which receives and distributes approximately half of our retail store merchandise in North America. We lease a 214,500 square foot distribution center located in Reno, Nevada that receives and distributes the remaining half of our retail store merchandise in North America. We own and operate a 1,000,000 square foot fulfillment center in Gap, Pennsylvania, which performs Retail and Wholesale segment fulfillment services, including inventory warehousing, receiving and customer shipping. We own and operate a 463,000 square foot fulfillment center located in Reno, Nevada, that is primarily used to house and distribute merchandise to our western United States digital customers. We own and operate an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, that primarily stores and distributes home products, home furnishings and electronics for the North American Retail segment. We own and operate an approximately 400,000 square foot omni-channel fulfillment center in Peterborough, England that supports our European Retail and Wholesale segments. We began construction on the facility during fiscal 2020 and completed the installation of the remaining material handling equipment and became fully operational during fiscal 2022. Once the Peterborough facility was fully operational, we exited our existing distribution and fulfillment centers in Rushden, England during fiscal 2022. In fiscal 2021, we purchased land in Kansas City, Kansas for the development of an approximately 880,000 square foot omni-channel fulfillment center. Construction of the facility began in fiscal 2021 and is expected to be fully operational during fiscal 2024. The facility will support the growth and expansion of our Retail segment business in North America by providing more efficient and faster inventory processing, as well as faster and more consistent delivery times to our stores and digital customers. To support Retail segment customer demand until the omni-channel fulfillment center is operational, we signed a short-term lease in fiscal 2022 for an approximately 401,000 square foot fulfillment center located in Kansas City, Missouri.

We operate two fulfillment centers in the United States to conduct our Nuuly Rent operations. We lease a 309,000 square foot fulfillment center located in Bristol, Pennsylvania, and we also lease a 227,000 square foot warehouse located in Fairless Hills,

Pennsylvania. We plan to open a 604,000 square foot fulfillment center located in Raymore, Missouri, which will be used to further support our Nuuly Rent operations. The lease will commence in fiscal 2024.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our digital channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our customer contact centers and fulfillment functions. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. Nuuly Rent uses a custom-built digital platform that helps us manage merchandising functions, customer information and service, financial accounting and fulfillment of customer orders. Nuuly Thrift uses a custom-built digital platform that helps us manage peer-to-peer resale marketplace operational functions, customer information and service and financial accounting. We host digital and business applications across cloud infrastructure as well as have our own fully redundant data centers, located at our home offices in the Philadelphia Navy Yard and at our Reno fulfillment center. All systems are fully redundant and have full disaster recovery plans either within our cloud providers or our own data centers.

Competition

Our Retail and Wholesale segments compete with individual and chain fashion specialty brands as well as department stores, both in stores and online, in highly competitive domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores, website, mobile application and catalog presentation, website and mobile application design and functionality, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and the unique store and digital experiences offered by our Retail segment help differentiate us, it also means that our stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Some of our competitors have substantially greater name recognition as well as greater access to financial, marketing and other resources. Our Anthropologie Group and Free People Group stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors.

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

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Bhldn,” “Terrain,” “BDG,” “FP Movement,” “Nuuly” and "URBN." Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Environmental, Social & Governance (ESG)

Impact Report

"Lead With Creativity... to Make an Impact" describes the Company's strategy to apply our creative thinking and entrepreneurial mindset to responsible business practices that benefit our employees, shareholders, customers and the planet. Our work in this area is organized into six ambitions across two pillars—respecting our planet and respecting our people. Each ambition has specific, actionable objectives.

Pillar I - Respect our Planet: The Company strives to operate in a responsible way, consciously choosing our materials and partners. The Company is establishing new and growing existing initiatives designed to support our business and maximize our positive impact on the planet.

•
Invest in Circularity
•
Reduce Waste
•
Utilize Better Materials
•
Increase Cleaner Energy

Pillar II - Respect our People: Our people are at the heart of what we do. We aim to cultivate a creative entrepreneurial spirit in every employee, empower everyone involved in our supply chain, and always put our customer first.

•
Cultivate Community
•
Improve Supply Chain Transparency

The Company maintains an Impact Committee, co-chaired by our Chief Sourcing and Chief Administration Officers and reporting to our Nominating and Governance Committee, to set sustainability policies and goals, provide oversight of those policies and track and report progress toward our goals.

Additional information relating to Lead With Creativity... to Make an Impact can be found in our 2021-2022 Impact Report, covering the period from October 1, 2021 through September 30, 2022, which is available at our website at www.urbn.com/impact. The Company plans to provide an update on key metrics annually and release an Impact Report biannually. The content of our Impact Report is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Legal, Tax, Regulatory and Compliance Risks — Manufacturers and third-party vendors may not comply with our legal and social compliance program requirements, and we may be subject to risks related to environmental, social and governance activities which could adversely affect our reputation," for more information on our environmental, social and governance activities.

Human Capital

The Company is built on self-expression and individuality. We are passionate about celebrating everyone for who they are and the unique perspectives they bring to the table. We value diversity and strive to promote inclusion throughout our entire community.

Employees. As of January 31, 2023, we employed approximately 26,000 people, approximately 47% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment, 4% work in the Nuuly segment and the remaining 95% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

Human Capital Oversight. The Board of Directors, as well as the Compensation and Leadership Development Committee (the “Compensation Committee”), oversee human capital management programs and efforts. The Compensation Committee has formal oversight over the Company’s policies and strategies relating to its human capital management including policies, processes and strategies relating to employee recruitment, retention and development, workforce diversity and workplace and employment practices. The Compensation Committee regularly receives reports on talent, succession planning and diversity and inclusion. On a quarterly basis, the Compensation Committee receives a talent dashboard with key metrics including employee survey feedback and turnover information. The Compensation Committee engages periodically on compensation program design for employees at various levels.

Talent Acquisition, Development and Retention. The Company aims to be the leading destination for creative and entrepreneurial talent in the specialty fashion market. Hiring, retaining and developing talented employees is critically important to our operations and the future success of our business. Our talent strategy is focused on attracting the best employees, recognizing and rewarding their performance, and continually developing, engaging and retaining them. Through our unique culture, competitive compensation and benefits, development, training, coaching and mentorship programs and collaborative recruiting process, we believe we are positioned to attract top talent and drive high levels of performance, engagement and retention. We invest in our employees through accessible resources and structured training programs that offer all employees opportunities for development. We create, manage or offer a large collection of courses for employees that cover a range of subjects such as onboarding, diversity and inclusion fundamentals, tactical tools to support completion of job functions, support for compliance, well-being and a respectful workplace, skills and tools to lead with confidence, inspire and connect authentically and courses to build skills and knowledge to support sound judgment and strong decision-making.

Compensation, Benefits and Wellness. We aim to offer competitive compensation and category leading benefits to our employees. Varying by level, our compensation strategy is built around providing a mix of salary or hourly pay, cash based short-term incentives, and equity based long-term incentives to employees. In addition, we offer a comprehensive suite of health and retirement benefits, including medical, dental and prescription drug coverage, paid parental leave, medical travel, fertility and family building benefits, 401(k) and Non-qualified Deferred Compensation Plan ("NQDC") matching contributions, paid volunteer opportunities and a generous employee discount. Our home office in Philadelphia, Pennsylvania includes a state-of-the-art fitness center, walkable river paths, and spacious dog parks, fostering employee health, wellness, and engagement. Following our experience with remote work during the COVID-19 pandemic, depending on business needs, individual performance, and other factors, we permit employees to work under a “hybrid” mix of in-person and remote work, fully in-office or fully remote positions as necessary to meet business needs while providing employees flexibility to match their own preferences.

Diversity and Inclusion. We are committed to creating and maintaining an inclusive culture that values and respects diversity of all kinds. Women hold key leadership positions throughout the Company, including positions on our Board of Directors and executive team. Our diversity and inclusion commitments focus on building an inclusive community, finding and developing the best talent possible and supporting our local communities. We maintain a Diversity & Inclusion Committee which is tasked with reporting and recommending actions aligned to those commitments to our executive team. In 2021, based on a recommendation from the Diversity & Inclusion Committee, we worked with employees to create a suite of Employee Resource Groups (“ERGs”). Our ERGs empower employees to share their voices, ideas and passions with the Diversity & Inclusion Committee and the Company community at large. In addition to the ERGs, the executive team has engaged in the design and implementation of a listening strategy, which includes an all-company engagement survey. We include diversity and inclusion initiatives as bonus goals for members of the executive team to drive progress towards our goals. We have offered bias training to our entire field and home office organization and fulfillment center management. We have integrated diversity and inclusion fundamentals training into the onboarding experience for all home office employees, as well as field and fulfillment center salaried new hires and have engaged with various organizations to support our talent acquisition and development efforts in this space. In fiscal 2024, the Diversity & Inclusion Committee will continue partnering with the Company’s executive leadership to support and engage our diverse employees and expand the pool of available diverse talent in the fashion industry.

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

Item 1A. Risk Factors

Macroeconomic and Industry Risks

Our reportable segments are sensitive to economic conditions, inflation, market disruptions and other factors that affect consumer confidence and discretionary spending.

Consumer purchases and rentals of discretionary retail items and specialty retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business, financial condition or results of operations.

Economic conditions, both on a global level and in particular markets, may have significant effects on consumer confidence and discretionary spending that would in turn, affect our business or the retail industry generally. Some of these economic conditions include inflation, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, volatility in credit markets, credit availability, political and economic crises and other macroeconomic factors. These factors may affect consumer purchases and rentals of our merchandise and adversely impact our results of operations and continued growth. The impacts of inflation could lead us to increase prices, and if customers respond negatively to such price increases, could adversely impact our sales, gross margin and operating income. The economic conditions may also affect department stores and specialty retail businesses and impact their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

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

Our business depends on effective marketing to drive high customer traffic.

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
•
Impacts of the war between Russia and Ukraine and from the related sanctions imposed by the United States, the European Union, United Kingdom and others;
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

War, terrorism, civil unrest, other violence, or public health crises may negatively impact availability of our merchandise, customer traffic to our stores or otherwise adversely impact our business.

In the event of war (including the war between Russia and Ukraine), terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and fulfillment centers and stores, as well as fulfilling catalog, website and mobile application orders.

Our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks, civil unrest, or health epidemics and pandemics involving public areas could cause people not to visit areas where our stores are located. In addition, other types of violence in malls or in other public areas could lead to lower customer traffic in areas in which we operate stores. If any of these events were to occur, we may be required to suspend operations in some or all of our stores in the impacted areas, which could have a material adverse impact on our business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could have a material adverse impact on our business.

Due to our international operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. As a result, our sales, gross profit and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries. Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our international operations. Certain events, such as the uncertainty as to the on-going hostilities in Ukraine, the ultimate scope and duration of COVID-19, and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts, and our liquidity and operations could be adversely affected if a financial institution holding such funds fails.

We hold a portion of our cash and cash equivalents in deposit accounts at multiple financial institutions. The balance held in these accounts typically exceeds the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000 per depositor and per institution. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of our funds. Any such loss or lack of timely access to these funds could adversely impact our short-term liquidity and operations.

The Coronavirus pandemic has and may continue to materially and adversely affect our business operations globally.

The continuing impacts of the COVID-19 pandemic are highly unpredictable and volatile and are affecting certain of our business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, and our financial performance, among other things. The extent to which the coronavirus pandemic will continue to impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of the coronavirus and its related variants, the efficacy of the vaccine and related vaccination efforts and regulatory actions taken to mitigate the impacts of the coronavirus pandemic.

Since 2020, the COVID-19 pandemic has resulted in widespread and continuing impacts on the global economy and on our employees, customers, suppliers and other people and entities with which we do business. The pandemic has and may continue to impact the global supply chain, which would negatively affect the flow or availability of our products. Further, customer demand for certain products has and may continue to fluctuate as customer behaviors change as a result of the pandemic, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand.

Other effects and future uncertainties include, but are not limited to:

•
Evolving macroeconomic factors, including general economic uncertainty, inflation, unemployment rates, and recessionary pressures;
•
Changes in labor markets affecting us and our suppliers;
•
Any preventative or protective actions that governments may implement, or we may implement to protect the health and safety of our employees and customers;
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

The United Kingdom withdrew as a member of the European Union, commonly referred to as “Brexit,” effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, which resulted in new tariffs on goods imported to the United Kingdom from the European Union that were manufactured elsewhere, and required additional administrative effort to import and export goods, adding friction and cost to transportation. Brexit could also result in similar referenda or votes in other European countries in which we do business. The United Kingdom’s withdrawal could adversely impact consumer and investor confidence, particularly in the United Kingdom, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and investors, exposing us to litigation, fines, penalties or remediation costs and inhibiting our ability to accept debit and credit cards as forms of payment. Further, because many of our corporate and showroom employees are maintaining hybrid office and remote work schedules, our business may be more vulnerable to cybersecurity breach attempts due to offsite working by employees, increased use of public Wi-Fi and use of office equipment off premises. In addition, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity.

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

Increases in labor costs, including wages, and labor shortages could adversely impact our operational results, financial condition and results of operations.

Our retail store and distribution and fulfillment center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, we operate in a competitive labor market, in which wage actions by other retailers and companies may require us to increase salary and wage rates, bonuses and other incentives in order to attract and retain talented employees across all of our retail store, distribution and fulfillment center, showroom and home office operations. Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices, and if customers respond negatively to such price increases, could adversely impact our sales, gross margin and operating income. We are also subject to risks related to other store and distribution and fulfillment center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Damage or disruption to our distribution or fulfillment centers could have material adverse effects on our operations.

We operate seven distribution and fulfillment centers worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. The merchandise purchased for our United States and Canadian Retail segment operations is managed by our distribution centers in Gap, Pennsylvania and Reno, Nevada, our fulfillment centers in Gap, Pennsylvania, Reno, Nevada and Indiana, Pennsylvania, and our Retail segment omni-channel fulfillment center in Kansas City, Missouri. Merchandise purchased for our wholesale operations is managed by our fulfillment centers in Gap, Pennsylvania and Peterborough, England. The merchandise purchased for our Europe retail and digital operations is managed by our omni-channel fulfillment center in Peterborough, England. Merchandise purchased for our Nuuly Rent business is managed by our fulfillment center in Bristol, Pennsylvania and at a facility in Fairless Hills, Pennsylvania. Damage to, or disruption of the operations at, any of these centers due to work stoppages, system failures, accidents, economic conditions, severe weather or natural disasters, including as a result of climate change, demographic and population changes, health epidemics and pandemics (such as COVID-19), as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. Our distribution and fulfillment centers utilize computer-controller and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

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

We maintain an Impact Committee, co-chaired by our Chief Sourcing Officer and Chief Administrative Officer and reporting to our Nominating and Governance Committee, to set sustainability policies and goals, provide oversight of those policies, and track and report progress toward our goals. The Impact Committee also maintains a functional working group, which focuses on three areas: Environmental & Social, Data Privacy & Security, and Governance. The working group is comprised of operational management representatives and is responsible for recommending policies and goals to the Impact Committee, implementing policies established by the Impact Committee, and tracking and reporting to the Impact Committee on progress towards goals falling within the working group’s ambit. These policies and goals and their status are published in the Company's Impact Report. There can be no assurances that our policies, goals or actions will be perceived as adequate. Any failure or perceived failure to achieve our goals or demonstrate progress towards the environmental, social and governance ideals of our customers and investors could harm our reputation and value of our brands, which could adversely affect our business, financial performance, and growth.

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

Item 2. Properties

Home Offices. Since 2006, our North American home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard campus allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. Our North American home offices are approximately 575,000 square feet, and we own or have options to purchase adjacent buildings that would allow for additional expansion if necessary.

Our European home office occupies approximately 70,000 square feet at the former Truman Brewery Site in London, England. The office houses all of our brand and shared leadership teams as well as a wholesale showroom and photo studio. The term of this lease is set to expire in July 2029, and we have the option to renew for up to an additional 10 years.

Distribution. We operate seven distribution and fulfillment centers worldwide to support our Retail and Wholesale segments in the United States, Europe and Canada, including the fulfillment of catalog, website and mobile application orders around the world. We own a 291,000 square foot distribution center in Gap, Pennsylvania that receives and distributes approximately half of our retail store merchandise in North America. We lease a 214,500 square foot distribution center located in Reno, Nevada that receives and distributes the remaining half of our retail store merchandise in North America. The term of this lease is set to expire in June 2027, and we have the option to renew for up to an additional twenty years. We own and operate a 1,000,000 square foot fulfillment center in Gap, Pennsylvania, which performs Retail and Wholesale segment fulfillment services, including inventory warehousing, receiving and customer shipping. We own and operate a 463,000 square foot fulfillment center located in Reno, Nevada, which is primarily used to house and distribute merchandise to our western United States digital customers. We own and operate an approximately 956,000 square foot fulfillment center in Indiana, Pennsylvania, that primarily stores and distributes home products, home furnishings and electronics for the North American Retail segment. We own and operate an approximately 400,000 square foot omni-channel fulfillment center in Peterborough, England that supports our European Retail and Wholesale segments. We began construction on the facility during fiscal 2020 and completed the installation of the remaining material handling equipment and became fully operational during fiscal 2022. Once fully operational, we exited our existing distribution and fulfillment centers in Rushden, England during fiscal 2022. In fiscal 2021, we purchased land in Kansas City, Kansas for the development of an approximately 880,000 square foot omni-channel fulfillment center. Construction of the facility began in fiscal 2021 and is expected to be fully operational during fiscal 2024. The facility will support the growth and expansion of our Retail segment business in North America by providing more efficient and faster inventory processing, as well as faster and more consistent delivery times to our stores and digital customers. To support Retail segment customer demand until the omni-channel fulfillment center is operational, we signed a short-term lease in fiscal 2022 for an approximately 401,000 square foot fulfillment center located in Kansas City, Missouri. The term of this lease is set to expire in November 2023, and we have options to renew through fiscal 2027.

We operate two fulfillment centers in the United States to conduct our Nuuly Rent operations. We lease a 309,000 square foot fulfillment center located in Bristol, Pennsylvania. The lease commenced in fiscal 2020 and is set to expire in July 2034 with options to renew for up to an additional ten years. We also lease a 227,000 square foot warehouse located in Fairless Hills, Pennsylvania. The lease commenced in fiscal 2023. We plan to open a 604,000 square foot fulfillment center located in Raymore, Missouri, which will be used to further support our Nuuly Rent operations. The 15-year lease will commence in fiscal 2024 and includes options to renew for up to an additional ten years.

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

Retail Locations. All of our retail locations are leased, well maintained and in good operating condition. Our retail locations are typically leased for a term of ten years with renewal options for an additional five to ten years. Total estimated selling square feet for locations open, under lease as of January 31, 2023, by Urban Outfitters, the Anthropologie Group and the Free People Group was approximately 2,272,000, 1,812,000, and 392,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for the Anthropologie Group and 2,000 for the Free People Group. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail locations, as of January 31, 2023:

	Urban Outfitters	Anthropologie Group	Free People Group	Menus & Venues	Total
United States	183	207	174	11	575
Canada	18	10	3	—	31
Europe	62	21	11	—	94
Total Company-Owned Stores	263	238	188	11	700
Franchisee-Owned Stores (1)	6	2	—	—	8
Total URBN	269	240	188	11	708

(1)
Located in the Middle East.

Wholesale Showrooms. In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in Dallas, New York City, Los Angeles, Chicago and London that are leased through 2023, 2023, 2024, 2028 and 2029, respectively.

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

Holders of Record

On March 27, 2023, there were 83 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2018 and ending January 31, 2023, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	Base Period Jan-18	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-19	Jan-20	Jan-21	Jan-22	Jan-23
Urban Outfitters, Inc.	$100.00	$94.69	$75.05	$80.41	$84.19	$80.30
S&P 500	$100.00	$97.69	$118.87	$139.37	$171.83	$157.71
S&P 500 Apparel Retail	$100.00	$108.99	$117.78	$129.08	$138.72	$152.98

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment consists of our Anthropologie, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, catalogs and customer contact centers and franchisee-owned stores. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates and activewear. Our Nuuly segment consists of the Nuuly brand, which offers customers with a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell any brand of women’s, men’s, and kids’ apparel, shoes and accessories.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2023 ended on January 31, 2023, our fiscal year 2022 ended on January 31, 2022, and our fiscal year 2021 ended on January 31, 2021.

Current Trends

Impact of the Coronavirus Pandemic on Fiscal 2021

In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic. Consequently, the Company announced that it temporarily closed all stores, offices and showrooms globally, but began to reopen stores in late April 2020. The Company's distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

In response to the COVID-19 pandemic, the Company took measures to protect its financial position and increase financial flexibility. During fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivable and non-cash charges, primarily store impairment charges.

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company's store operations during fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macroeconomic conditions also disrupted the Company's global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to accelerate receipt of certain product categories earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company's operations through fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. In the first half of fiscal 2023, the Company continued to experience global supply chain disruptions resulting in inventory receipt delays and, in response, the Company continued to further diversify its supply chain. Beginning in the third quarter of fiscal 2023, timing of supply chain deliveries started to improve. The Company expects that its operations will continue to be influenced by economic pressures such as inflation and labor shortages, resulting in higher employee wage expense and lower levels of discretionary spending by its customers, particularly customers of the Urban Outfitters brand. Additionally, fluctuations in foreign currency rates may continue to impact the Company's operating results. The Company cannot reasonably estimate the duration and severity of existing and future macroeconomic conditions or current global issues that may have a material effect on the Company's business and the global economy. As a result, current financial information may not be necessarily indicative of future operating results.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 23.0% of consolidated net sales for fiscal 2023, compared to 27.5% for fiscal 2022. European Retail segment net sales accounted for approximately 8.9% of consolidated net sales for fiscal 2023, compared to approximately 9.1% for fiscal 2022.

The Anthropologie Group consists of the Anthropologie and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding dresses, bridesmaid dresses, party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 39.6% of consolidated net sales for fiscal 2023, compared to 37.4% for fiscal 2022. European Retail segment net sales accounted for approximately 1.8% of consolidated net sales for fiscal 2023, compared to approximately 2.0% for fiscal 2022.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. The Free People Group’s North American Retail segment net sales accounted for approximately 17.5% of consolidated net sales for fiscal 2023, compared to approximately 16.3% for fiscal 2022. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2023 and fiscal 2022.

The Menus & Venues brand focuses on a dining and event experience that provides excellence in food, beverage and service. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for fiscal 2023 and fiscal 2022.

Net sales from the Retail segment accounted for approximately 92.1%, 93.4% and 93.6% of total consolidated net sales for fiscal 2023, 2022 and 2021, respectively.

Store data for fiscal 2023 was as follows:

	January 31, 2022	Stores Opened	Stores Closed	January 31, 2023
Urban Outfitters
United States	184	4	(5)	183
Canada	18	—	—	18
Europe	59	3	—	62
Urban Outfitters Global Total	261	7	(5)	263
Anthropologie Group
United States	206	5	(4)	207
Canada	11	—	(1)	10
Europe	21	1	(1)	21
Anthropologie Group Global Total	238	6	(6)	238
Free People Group
United States (1)	162	14	(2)	174
Canada	5	—	(2)	3
Europe	6	5	—	11
Free People Group Global Total	173	19	(4)	188
Menus & Venues
United States	10	1	—	11
Menus & Venues Total	10	1	—	11
Total Company-Owned Stores	682	33	(15)	700
Franchisee-Owned Stores (2)	3	5	—	8
Total URBN	685	38	(15)	708

(1)
Eleven FP Movement stores were opened during the year ended January 31, 2023. Thirty-one FP Movement stores were open as of January 31, 2023.
(2)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of January 31, 2023 and January 31, 2022 was as follows:

	January 31, 2023	January 31, 2022	Change
Selling square footage (in thousands):
Urban Outfitters	2,272	2,264	0.4%
Anthropologie Group	1,812	1,813	(0.1)%
Free People Group (1)	392	367	6.8%
Total URBN (2)	4,476	4,444	0.7%

(1)
Selling square footage for FP Movement was 40 and 25 as of January 31, 2023 and 2022, respectively.
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

Projected openings and closings for fiscal 2024 are as follows:

	January 31, 2023	Projected Openings	Projected Closings	January 31, 2024
Urban Outfitters	263	8	(8)	263
Anthropologie Group	238	8	(6)	240
Free People Group (1)	188	17	(1)	204
Menus & Venues	11	2	(1)	12
Total Company-Owned Stores	700	35	(16)	719
Franchisee-Owned Stores	8	2	—	10
Total URBN	708	37	(16)	729

(1)
Includes 10 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People brand and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Net sales from the Wholesale segment accounted for approximately 5.2%, 5.5% and 5.7% of total consolidated net sales for fiscal 2023, 2022 and 2021, respectively.

Nuuly Segment

Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell any brand of women’s, men’s, and kids’ apparel, shoes, and accessories. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus to be used at any of the Company’s brands. Nuuly Thrift earns a commission based on sales made in the marketplace. Our Nuuly segment net sales accounted for approximately 2.7%, 1.1%, and less than 1.0% of consolidated net sales for fiscal 2023, 2022 and 2021, respectively.

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

Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card, gift card or alternative payment methods. Uncollectible accounts receivable in the Retail and Nuuly segments primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments. Payment terms in our Wholesale segment vary by customer with the most common being a net 30-day policy.

Menus & Venues: Revenue from restaurant sales and events is recognized upon completion of the service when we satisfy our single performance obligation. Customer deposits may be received in advance for events, which represents a contract liability until we satisfy our performance obligation.

Subscription Fees: Revenue for Nuuly Rent is primarily generated through monthly subscription fees. The monthly subscription rental fee is recognized as revenue in the month the customer is billed. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold.

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

Sales Return Reserve

We record a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2023 and 2022, reserves for estimated sales returns totaled $70.1 million and $69.8 million, representing 3.7% and 3.4% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. We expect the amount of our provision and related inventory to increase over time as we increase our sales. The majority of inventory at January 31, 2023 and 2022 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2023 and 2022 totaled $587.5 million and $569.7 million, representing 16.0% and 15.0% of total assets, respectively.

Rental Product

The cost of our Nuuly segment rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. We make assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Rental product is included in "Deferred income taxes and other assets" in the Consolidated Balance Sheets. Rental product as of January 31, 2023 and January 31, 2022 totaled $90.9 million and $32.1 million, representing 2.5% and less than 1.0% of total assets, respectively.

Impairment of Long-lived Assets

We review the carrying values of our definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2023, we recorded impairment charges for 19 retail locations, totaling $6.4 million, with a carrying value after impairment of $49.0 million primarily related to the right-of-use assets. During fiscal 2021, we recorded impairment charges for 42 retail locations, totaling $15.5 million, with a carrying value after impairment of $101.8 million primarily related to the right-of-use assets.

Leases

We have operating leases for stores, distribution and fulfillment centers, corporate offices and equipment that are recognized as right-of-use assets and lease liabilities. We sublease certain properties to third parties. We have elected not to record a lease liability and right-of-use asset for leases with original terms of 12 months or less. We have elected the practical expedient to not separate non-lease components from lease components as it pertains to real estate leases.

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

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2023 and January 31, 2022 totaled $70.9 million and $69.9 million, respectively, representing 1.9% and 1.8% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $33.1 million as of January 31, 2023 and $30.9 million as of January 31, 2022. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

Share-Based Compensation

Accounting for share-based compensation requires measurement of compensation cost for all share-based awards at fair value on the date of grant and recognition of compensation over the service period. The fair value of the performance stock units and restricted stock units granted during fiscal 2023, 2022 and 2021 equaled the stock price on the date of the grant. Additionally, we make certain estimates about the number of awards that will become vested under performance-based incentive plans. We record expense for performance-based awards based on our current expectations of the probable number of awards that will ultimately vest. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods. We elect to account for forfeitures as they occur rather than estimate the expected forfeitures.

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

(amounts in millions)

	Fiscal Year Ended January 31,
	2023	2022	2021
Net sales	$4,795.2	$4,548.8	$3,449.7
Cost of sales (excluding store impairment)	3,361.6	3,054.8	2,572.3
Store impairment (1)	6.4	—	15.5
Gross profit	1,427.2	1,494.0	861.9
Selling, general and administrative expenses	1,200.6	1,085.4	857.9
Income from operations	226.6	408.6	4.0
Interest income	2.0	2.3	3.1
Interest expense	(1.3)	(1.1)	(3.4)
Other expense	(6.0)	(5.2)	(0.2)
Income before income taxes	221.3	404.6	3.5
Income tax expense	61.6	94.0	2.3
Net income	159.7	310.6	1.2

AS A PERCENTAGE OF NET SALES
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment)	70.1	67.2	74.6
Store impairment (1)	0.1	—	0.4
Gross profit	29.8	32.8	25.0
Selling, general and administrative expenses	25.1	23.8	24.9
Income from operations	4.7	9.0	0.1
Interest income	0.0	0.1	0.1
Interest expense	(0.0)	(0.0)	(0.1)
Other expense	(0.1)	(0.2)	(0.0)
Income before income taxes	4.6	8.9	0.1
Income tax expense	1.3	2.1	0.1
Net income	3.3%	6.8%	0.0%
Period over Period Change:
Net sales	5.4%	31.9%	(13.4)%
Gross profit	(4.5)%	73.3%	(30.5)%
Income from operations	(44.5)%	n-m*	(98.3)%
Net income	(48.6)%	n-m*	(99.3)%

(1)
During fiscal 2023, we recorded store impairment charges for 19 retail locations, totaling $6.4 million. During fiscal 2021, we recorded store impairment charges for 42 retail locations, totaling $15.5 million.

* Not meaningful.

Fiscal 2023 Compared to Fiscal 2022

Net sales in fiscal 2023 increased by 5.4% to $4.80 billion, from $4.55 billion in fiscal 2022. The $246 million increase was attributable to a $166.7 million, or 3.9%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $81.9 million, or 171.6%, partially offset by a $2.1 million, or 0.8%, decrease in Wholesale segment net sales. Retail segment net sales for fiscal 2023 accounted for 92.1% of total net sales compared to 93.4% of total net sales during fiscal 2022.

The increase in our Retail segment net sales during fiscal 2023 was due to an increase of $171.4 million, or 4.2%, in Retail segment comparable net sales, partially offset by a decrease of $4.7 million in non-comparable net sales. Retail segment comparable net sales increased 11.5% at the Free People Group, 11.3% at the Anthropologie Group and decreased 7.1% at Urban Outfitters. Retail segment comparable net sales increased in North America and Europe. The relative proportion of Retail segment sales attributable to store and digital channels changed in large part due to the temporary global store closures and occupancy restrictions during the prior year due to the COVID-19 pandemic. With those restrictions lifted in the current year, Retail segment comparable net sales increased due to high single-digit growth in retail store sales driven by higher traffic and transactions as well as an increase in average unit selling price, partially offset by a decrease in units per transaction and a decrease in conversion rate. The increase in digital channel net sales was low single-digit positive as an increase in average order value was offset by decreases in sessions, units per transaction and conversion rate. The decrease in non-comparable net sales during fiscal 2023 was due to the negative impact of foreign currency translation, partially offset by the 89 new Company-owned stores and restaurants opened and 33 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in fiscal 2023 as compared to fiscal 2022 was primarily due to a $3.0 million, or 1.3%, decrease in sales for the Free People Group, which was primarily driven by an decrease in sales to department stores, partially offset by an increase in sales to specialty accounts. Urban Outfitters wholesale sales increased by $0.9 million. The increase in Nuuly segment net sales was due to a 149% increase in our subscribers as of the current fiscal year end compared to the prior fiscal year.

Gross profit percentage for fiscal 2023 decreased to 29.8% of net sales, from 32.8% of net sales in fiscal 2022. Gross profit decreased to $1.43 billion for fiscal 2023 from $1.49 billion in fiscal 2022. The decrease in gross profit rate and dollars was primarily due to higher markdowns by the Urban Outfitters and Free People Group brands in the Retail segment as compared to record low markdown rates in the prior year. Additionally, during fiscal 2023, the Company recorded a $6.4 million store impairment charge.

Total inventory at January 31, 2023 increased by $17.8 million, or 3.1%, to $587.5 million from $569.7 million at January 31, 2022. Total Retail segment inventory increased by 4.4% and Wholesale segment inventory decreased by 7.3%.

Selling, general and administrative expenses increased by $115.2 million, or 10.6%, compared to the prior year’s comparable period, and expressed as a percentage of net sales, deleveraged 118 basis points. The deleverage in selling, general and administrative expenses as a rate to sales and growth in selling, general and administrative expenses in dollars was primarily related to higher store payroll primarily due to increased store associate hours to support increased customer traffic and higher average wages in order to attract and retain employees. Additionally, marketing expenses increased to support sales and customer growth.

Income from operations for fiscal 2023 was 4.7% of net sales, or $226.6 million, compared to 9.0% of net sales, or $408.6 million, for fiscal 2022. The decrease in dollars was primarily due to the increase in selling, general and administrative expenses and the decrease in gross profit margin noted above. The decrease in operating income rate was primarily due to lower gross profit rate and a deleverage in selling, general and administrative expenses during fiscal 2023.

Our effective tax rate for fiscal 2023 was 27.8% compared to 23.2% in fiscal 2022. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

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

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	January 31,
	2023	2022	2021
Cash, cash equivalents and marketable securities	$485.5	$669.6	$694.0
Working capital	347.3	304.3	317.2

	Fiscal Year Ended
	January 31,
	2023	2022	2021
Net cash provided by operating activities	$142.7	$359.3	$285.8
Net cash used in investing activities	(32.0)	(487.7)	(101.9)
Net cash used in financing activities	(118.4)	(60.3)	(10.4)

The increase in working capital at January 31, 2023, as compared to January 31, 2022, was primarily due to the timing of disbursements, partially offset by the net decrease in cash, cash equivalents and current marketable securities. The increase in working capital at January 31, 2023, as compared to January 31, 2021, was primarily due to the increase in inventory and the timing of disbursements, partially offset by the net decrease in cash, cash equivalents and current marketable securities.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities, and additionally, during fiscal 2023, through the sales and maturities of marketable securities. Additionally, during fiscal 2021, in response to the COVID-19 pandemic, we had borrowings of $220.0 million under our Amended Credit Facility to protect our cash reserves. We subsequently repaid the entire $220.0 million during fiscal 2021. Our primary uses of cash have been to fund business operations, purchase inventory, expand our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The decrease in cash flows from operations for fiscal 2023 compared to fiscal 2022 was primarily due to lower net income and an investment in additional Nuuly rental product to support the growth in the business. The increase in cash flows from operations for fiscal 2022 compared to fiscal 2021 was primarily due to increased net income, partially offset by the net increase in inventory less accounts payable to support the continued growth of the Company’s operations. Although the Company’s stores were closed for a part of the first six months of fiscal 2021, the Company continued to incur various store operational costs for a large portion of its store employees.

Cash Flows from Investing Activities

Cash used in investing activities in fiscal 2023 primarily related to the purchases of property and equipment and marketable securities, partially offset by the sales and maturities of marketable securities. Cash used in investing activities in fiscal 2022 and 2021 was primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. The Company initially liquidated its marketable securities portfolio earlier in fiscal 2021 to preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, but reinvested in a marketable securities portfolio in the fourth quarter of fiscal 2021. Cash paid for property and equipment for fiscal 2023, 2022 and 2021 was $199.5 million, $262.4 million and $159.2 million, respectively, which was primarily used to expand our fulfillment center network in all fiscal years.

Cash Flows from Financing Activities

Cash used in financing activities in fiscal 2023, 2022 and 2021 was primarily related to $112.0 million, $55.8 million and $7.0 million, respectively, of repurchases of our common shares under our share repurchase programs during each of those years. During fiscal 2021, we also borrowed $220.0 million under our Amended Credit Facility in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. We subsequently repaid the entire $220.0 million during fiscal 2021.

Credit Facilities

See Note 8, "Debt," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company's debt.

Capital and Operating Expenditures

During fiscal 2024, we plan to complete construction on a new omni-channel fulfillment center in Kansas City, Kansas, open approximately 35 new Company-owned retail locations, expand or relocate certain existing retail locations, increase capacity at our Bristol, Pennsylvania Nuuly fulfillment center and invest in a new Nuuly fulfillment center in Raymore, Missouri in response to the growth in Nuuly subscribers, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2024, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2024 to be approximately $230 million, primarily to support new and expanded fulfillment and distribution centers and new store openings. All fiscal 2024 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 12, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2023:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	More Than One Year
Operating leases (1)	$1,361,892	$292,057	$1,069,835
Purchase commitments (2)	780,098	730,658	49,440
Tax payable (3)	21,323	5,331	15,992
Construction contracts (4)	121,212	121,212	—
Total contractual obligations	$2,284,525	$1,149,258	$1,135,267

(1)
Refer to Note 9, “Leases,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)
Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)
Represents one-time transition tax payable related to cash taxes payable in future years as a result of the Tax Act. Excluded from the above table are tax contingencies of $23,320 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $23,320 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2023.
(4)
Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Subsequent to January 31, 2023, we signed a lease in the amount of $57,311 for a Nuuly fulfillment center in Raymore, Missouri beginning in fiscal 2024 over a 15-year lease term. Refer to Note 9, "Leases," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Additionally, subsequent to January 31, 2023, we committed $100,000 to purchase a membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five year period beginning in fiscal 2024. In exchange for the payments, we expect to realize a comparable amount of tax credits that will reduce our future federal income tax payments. Refer to Note 10, "Income Taxes," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2023:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	More Than One Year
Trade letters of credit (1)	$75,665	$75,665	$—
Stand-by letters of credit (2)	12,433	12,433	—
Total commercial commitments	$88,098	$88,098	$—

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2023 and 2022, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2023.

The effectiveness of internal control over financial reporting as of January 31, 2023 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on page 34 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2023, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2023, and our report dated April 3, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 3, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	75	Chairman of the Board and Chief Executive Officer
Melanie Marein-Efron	53	Chief Financial Officer
Francis J. Conforti	47	Co-President and Chief Operating Officer, URBN
Sheila B. Harrington	50	Global Chief Executive Officer, Urban Outfitters Group and Free People Group
Azeez Hayne	46	Chief Administrative Officer, URBN
Margaret A. Hayne Tricia D. Smith	64 51	Co-President and Chief Creative Officer, URBN; Director Global Chief Executive Officer, Anthropologie Group
Edward N. Antoian (1)	67	Director
Kelly Campbell (2)	45	Director
Harry S. Cherken, Jr.	74	Director
Mary C. Egan (3)	55	Director
Amin N. Maredia (2)(3)	50	Director
Wesley McDonald (1)(2)	60	Director
Todd R. Morgenfeld (1)(2)	50	Director
John C. Mulliken (3)	50	Director

(1)
Member of the Audit Committee.
(2)
Member of the Compensation and Leadership Development Committee.
(3)
Member of the Nominating and Governance Committee.

Mr. R. Hayne co-founded Urban Outfitters in 1970. He has been Chairman of the Board of Directors since the Company’s incorporation in 1976 and, until February 2016, also served as the Company’s President. Mr. R. Hayne served as the Company’s principal executive officer until 2007 and again beginning in January 2012. Margaret A. Hayne, Co-President and Chief Creative Officer of the Company, is Mr. R. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer of the Company, is Mr. R. Hayne’s nephew. Mr. R. Hayne’s long tenure leading the Company as Chairman of the Board of Directors, his tenure as principal executive officer and his exceptional leadership skills make him uniquely qualified to serve as a director.

Ms. Marein-Efron joined the Company in January 2013 as Director of Financial, Planning & Analysis, was subsequently promoted to Executive Director Finance & Corporate Development, and in November 2020 was promoted to Chief Financial Officer. Prior to joining the Company, Ms. Marein-Efron worked at Campbell Soup Company, Godiva Chocolate and General Motors in various senior finance roles. She began her career at Arthur Andersen in 1991 in the financial advisory consulting practice. Ms. Marein-Efron has served on the board of directors of Bloomin' Brands (NASDAQ: BLMN) since August 2022. Ms. Marein-Efron holds a B.S. in Economics and M.B.A in Finance from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

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

Ms. Harrington has served as Chief Executive Officer of the Urban Outfitters Group since January 2021 and as Chief Executive Officer of the Free People Group since October 2020. Prior to that, Ms. Harrington served as President of the Free People Group beginning in August 2016 and Chief Merchandising Officer of the Free People Group from February 2015 to August 2016 and Merchandise Director of the Free People Group from March 2010 to February 2015. Ms. Harrington joined the Free People brand in 2002 to help launch the first store. Prior to joining Free People, Ms. Harrington spent time within the merchant organizations of Bloomingdales and The Gap. Ms. Harrington has a BS in Psychology from Queen’s University.

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

Ms. Hayne joined the Company in August 1982. She is an over 40-year veteran of the retail and wholesale industry. She has served as Co-President of the Company since October 2020 and as Chief Creative Officer of the Company. since November 2013. Ms. Hayne previously served as Chief Executive Officer of Free People from August 2015 until October 2020 and President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer, is Ms. Hayne’s nephew. As an employee of the Company for over 40 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

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

Mr. Cherken retired from the law firm of Faegre Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania on December 31, 2022. Mr. Cherken was a partner of that firm from November 1984 to January 2020 and Senior Counsel from January 2020 to December 2022. Mr. Cherken also formerly served as managing partner of the firm and as either Chair or Co-Chair of its Real Estate Group for 18 years. As a real estate lawyer for over 45 years representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. He also holds a Masters in Liberal Arts degree and serves as a trustee of various not-for-profit entities and academic institutions. In 2021, Mr. Cherken was appointed Honorary Consul for Philadelphia of the Republic of Armenia.

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

Mr. McDonald has been retired since 2017. Previously, he served as Chief Financial Officer of Kohl’s Corporation from 2003 to 2017. Mr. McDonald began his tenure at Kohl’s in 2003 as its Executive Vice President and Chief Financial Officer. Before joining Kohl’s, Mr. McDonald served as Chief Financial Officer and Vice President of Abercrombie & Fitch Co. Earlier in his career, he held several positions of increasing responsibility at Target Corporation. Mr. McDonald currently serves on the Board of Directors of Wingstop Inc., which operates and franchises over 2,000 restaurants worldwide. Mr. McDonald’s experience as a chief financial officer and in other senior executive leadership roles working with publicly traded consumer products companies provides him with a distinctive set of qualifications and skills to serve as a director.

Mr. Morgenfeld is the Chief Financial Officer and Head of Business Operations of Pinterest, Inc., a position he has held since 2019. On February 1, 2023, Mr. Morgenfeld announced his plan to step down from his position at Pinterest, Inc., effective as of July 1,

2023. From 2016 to 2019, he served as Chief Financial Officer of Pinterest, Inc. Before joining Pinterest, Mr. Morgenfeld served as Vice President of Finance at Twitter from 2015 to 2016 and Treasurer and Senior Vice President of Corporate Development and Corporate Financial Analytics for Hewlett-Packard Company from 2013 to 2015. Prior to his role at Hewlett-Packard, Mr. Morgenfeld was an investment partner at Silver Lake Partners from 2004 to 2013. Mr. Morgenfeld graduated first in his class from the United States Military Academy and also holds an MBA degree from Stanford University. Mr. Morgenfeld has served as a director of a not-for-profit entity and as chairman of the board and member of the audit committee of a public company. His significant finance and consumer internet experience provides valuable expertise to the Board of Directors.

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

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34). Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

10.2*

First Amendment to Credit Agreement dated as of August 22, 2019, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto (filed herewith).

10.3*

Second Amendment to Credit Agreement dated as of October 21, 2021, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto (filed herewith).

10.4

Third Amendment to Credit Agreement dated June 10, 2022, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on September 9, 2022.

10.5*

Fourth Amendment to Credit Agreement dated February 10, 2023, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto (filed herewith).

10.6

Amended and Restated U.S. Pledge and Security Agreement, dated June 29, 2018, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., and JPMorgan Chase Bank, N.A., in its capacity as administrative agent is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on September 10, 2018.

Exhibit Number	Description
10.7+

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

10.8+

Urban Outfitters 401(k) Savings Plan (formerly known as The Urban Outfitters, Inc. PROFIT SHARING FUND prior to July 1, 1999) is incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (file no. 033-69378) filed on November 3, 1993. (P)

10.9+	Urban Outfitters 2008 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 2, 2013.

10.10+

Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015.

10.11+	Urban Outfitters Amended 2017 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 1, 2022.

10.12+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

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

10.18+	Form of 2008 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 12, 2011.

10.19+	Form of 2017 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.20+

Form of 2017 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.21+	Form of 2017 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.22+	Form of 2017 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.23+	Form of 2017 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.24

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

10.25+

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

URBAN OUTFITTERS, INC.

April 3, 2023	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 3, 2023

/ S / MELANIE MAREIN-EFRON Melanie Marein-Efron (Principal Financial and Accounting Officer)	Chief Financial Officer	April 3, 2023

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 3, 2023
/ S / KELLY CAMPBELL Kelly Campbell / S / HARRY S. CHERKEN, JR. Harry S. Cherken Jr.	Director	April 3, 2023
	Director	April 3, 2023

/ S / MARY C. EGAN Mary C. Egan	Director	April 3, 2023

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 3, 2023

/ S / AMIN N. MAREDIA Amin N. Maredia	Director	April 3, 2023

/ S / WESLEY MCDONALD Wesley McDonald	Director	April 3, 2023

/ S / TODD R. MORGENFELD Todd R. Morgenfeld	Director	April 3, 2023

/ S / JOHN C. MULLIKEN John C. Mulliken	Director	April 3, 2023

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in lnternal Control - lntegrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

April 3, 2023

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$201,260	$206,575
Marketable securities	181,378	239,420
Accounts receivable, net of allowance for doubtful accounts of $1,496 and $1,348, respectively	70,339	63,760
Inventory	587,510	569,699
Prepaid expenses and other current assets	197,232	206,293
Total current assets	1,237,719	1,285,747
Property and equipment, net	1,187,735	1,145,085
Operating lease right-of-use assets	959,436	1,000,255
Marketable securities	102,844	223,557
Deferred income taxes and other assets	195,178	136,703
Total Assets	$3,682,912	$3,791,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,620	$304,246
Current portion of operating lease liabilities	232,672	236,315
Accrued compensation and benefits	77,505	89,914
Accrued expenses and other current liabilities	322,577	350,998
Total current liabilities	890,374	981,473
Non-current portion of operating lease liabilities	884,696	951,080
Deferred rent and other liabilities	115,159	113,054
Total Liabilities	1,890,229	2,045,607
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,180,709 and 96,431,044 shares issued and outstanding, respectively	9	10
Additional paid-in-capital	15,248	—
Retained earnings	1,826,061	1,770,560
Accumulated other comprehensive loss	(48,635)	(24,830)
Total Shareholders’ Equity	1,792,683	1,745,740
Total Liabilities and Shareholders’ Equity	$3,682,912	$3,791,347

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2023	2022	2021
Net sales	$4,795,244	$4,548,763	$3,449,749
Cost of sales (excluding store impairment)	3,361,611	3,054,813	2,572,347
Store impairment	6,417	—	15,496
Gross profit	1,427,216	1,493,950	861,906
Selling, general and administrative expenses	1,200,593	1,085,384	857,934
Income from operations	226,623	408,566	3,972
Interest income	2,041	2,343	3,119
Interest expense	(1,315)	(1,104)	(3,405)
Other expense	(6,070)	(5,174)	(173)
Income before income taxes	221,279	404,631	3,513
Income tax expense	61,580	94,015	2,277
Net income	$159,699	$310,616	$1,236
Net income per common share:
Basic	$1.71	$3.17	$0.01
Diluted	$1.70	$3.13	$0.01
Weighted-average common shares outstanding:
Basic	93,199,874	98,022,583	97,817,651
Diluted	94,144,062	99,268,705	98,522,776

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
Net income	$159,699	$310,616	$1,236
Other comprehensive (loss) income:
Foreign currency translation	(20,620)	(5,254)	11,378
Change in unrealized (losses) gains on marketable securities, net of tax	(3,185)	(2,456)	(494)
Total other comprehensive (loss) income	(23,805)	(7,710)	10,884
Comprehensive income	$135,894	$302,906	$12,120

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2020	97,976,815	$10	$9,477	$1,473,872	$(28,004)	$1,455,355
Comprehensive income	—	—	—	1,236	10,884	12,120
Share-based compensation	—	—	20,300	—	—	20,300
Share-based awards	482,508	—	495	—	—	495
Share repurchases	(643,338)	—	(10,912)	—	—	(10,912)
Balances as of January 31, 2021	97,815,985	10	19,360	1,475,108	(17,120)	1,477,358
Comprehensive income	—	—	—	310,616	(7,710)	302,906
Share-based compensation	—	—	25,741	—	—	25,741
Share-based awards	803,300	—	3,290	—	—	3,290
Share repurchases	(2,188,241)	—	(48,391)	(15,164)	—	(63,555)
Balances as of January 31, 2022	96,431,044	10	—	1,770,560	(24,830)	1,745,740
Comprehensive income	—	—	—	159,699	(23,805)	135,894
Share-based compensation	—	—	29,449	—	—	29,449
Share-based awards	734,882	—	376	—	—	376
Share repurchases	(4,985,217)	(1)	(14,577)	(104,198)	—	(118,776)
Balances as of January 31, 2023	92,180,709	9	15,248	1,826,061	(48,635)	1,792,683

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$159,699	$310,616	$1,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,339	105,672	103,771
Non-cash lease expense	193,863	193,032	197,088
Benefit for deferred income taxes	(2,577)	(2,695)	(14,270)
Share-based compensation expense	29,449	25,741	20,300
Store impairment	6,417	—	15,496
Loss on disposition of property and equipment, net	982	1	779
Changes in assets and liabilities:
Receivables	(7,103)	26,029	(1,223)
Inventory	(22,286)	(181,898)	22,381
Prepaid expenses and other assets	(31,257)	(10,209)	(25,239)
Payables, accrued expenses and other liabilities	(49,593)	124,840	152,905
Operating lease liabilities	(237,204)	(231,810)	(187,410)
Net cash provided by operating activities	142,729	359,319	285,814
Cash flows from investing activities:
Cash paid for property and equipment	(199,513)	(262,429)	(159,242)
Cash paid for marketable securities	(109,148)	(505,936)	(338,918)
Sales and maturities of marketable securities	276,650	280,701	396,260
Net cash used in investing activities	(32,011)	(487,664)	(101,900)
Cash flows from financing activities:
Borrowings under debt	—	—	220,000
Repayments of debt	—	—	(220,000)
Proceeds from the exercise of share-based awards	376	3,290	495
Share repurchases related to share repurchase program	(112,016)	(55,765)	(7,036)
Share repurchases related to taxes for share-based awards	(6,760)	(7,790)	(3,876)
Net cash used in financing activities	(118,400)	(60,265)	(10,417)
Effect of exchange rate changes on cash and cash equivalents	2,367	(450)	299
(Decrease) increase in cash and cash equivalents	(5,315)	(189,060)	173,796
Cash and cash equivalents at beginning of period	206,575	395,635	221,839
Cash and cash equivalents at end of period	$201,260	$206,575	$395,635
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$50,759	$111,632	$25,572
Non-cash investing activities—Accrued capital expenditures	$17,075	$57,255	$36,926

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail, wholesale, subscription and resale business selling to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2023 and 2022, the Company operated 700 and 682 stores, respectively. Stores located in the United States totaled 575 as of January 31, 2023 and 562 as of January 31, 2022. Operations in Europe and Canada included 94 stores and 31 stores as of January 31, 2023, respectively, and 86 stores and 34 stores as of January 31, 2022, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to department and specialty stores worldwide, digital businesses and to the Company’s Retail segment. The Company’s Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell any brand of women’s, men’s, and kids’ apparel, shoes, and accessories.

Current Trends

Impact of the Coronavirus Pandemic on Fiscal 2021

In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic. Consequently, the Company announced that it temporarily closed all stores, offices and showrooms globally, but began to reopen stores in late April 2020. The Company's distribution and fulfillment centers remained open to support the digital business and the Wholesale segment operations. During the fourth quarter of fiscal 2021, certain store operations were again impacted by an additional round of temporary store closures and occupancy restrictions, primarily in Europe and Canada.

In response to the COVID-19 pandemic, the Company took measures to protect its financial position and increase financial flexibility. During fiscal 2021, the Company recorded certain additional reserves, including inventory obsolescence reserves and an allowance for doubtful accounts for Wholesale segment customer accounts receivable and non-cash charges, primarily store impairment charges.

Impact of the Coronavirus Pandemic on Fiscal 2022

The COVID-19 pandemic continued to negatively impact the Company's store operations during fiscal 2022 with residual impacts on store traffic and store sales resulting from store closures, primarily in Europe and Canada, occupancy restrictions and reduced store hours globally. During the second quarter of fiscal 2022, all remaining COVID-19 government mandated store closures in Europe and Canada expired, although some capacity restrictions continued in certain European and Canadian stores. The COVID-19 pandemic and general unfavorable macroeconomic conditions also disrupted the Company's global supply chain in fiscal 2022, leading to COVID-19 related factory and port closures, continued port congestion and shipping delays, which resulted in inventory receipt delays and an increase in inbound transportation costs. The Company made a strategic decision to accelerate receipt of certain product categories earlier in the third and fourth quarters of fiscal 2022 in an attempt to minimize the impact of such disruptions on the ability to fulfill customer demand.

Impact of the Coronavirus Pandemic and Macroeconomic Uncertainties on Fiscal 2023 and Future Operations

The COVID-19 pandemic and its effects on the global economy continued to impact the Company's operations through fiscal 2023 and related government and private sector responsive actions could continue to affect its business operations. In the first half of fiscal 2023, the Company continued to experience global supply chain disruptions resulting in inventory receipt delays and, in response, the Company continued to further diversify its supply chain. Beginning in the third quarter of fiscal 2023, timing of supply chain deliveries started to improve. The Company expects that its operations will continue to be influenced by economic pressures such as inflation and labor shortages, resulting in higher employee wage expense and lower levels of discretionary spending by its customers, particularly customers of the Urban Outfitters brand. Additionally, fluctuations in foreign currency rates may continue to impact the Company's operating results. The Company cannot reasonably estimate the duration and severity of existing and future macroeconomic conditions or current global issues that may have a material effect on the Company's business and the global economy. As a result, current financial information may not be necessarily indicative of future operating results.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2023 ended on January 31, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2023 and 2022, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2023 and January 31, 2022 are classified as available-for-sale and are carried at fair value. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive (loss) income” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. During the first quarter of fiscal 2021, the Company recorded an increase in allowance for doubtful accounts for Wholesale segment customer accounts receivables as a result of the significant disruption and uncertainty in the wholesale macro environment due to the COVID-19 pandemic, and during the remainder of fiscal 2021 and the first quarter of fiscal 2022, the Company reduced the allowance for doubtful accounts due to the collection of certain outstanding accounts receivables. The activity of the allowance for doubtful accounts for the years ended January 31, 2023, 2022 and 2021 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2023	$1,348	4,071	(3,923)	$1,496
Year ended January 31, 2022	$4,028	797	(3,477)	$1,348
Year ended January 31, 2021	$880	9,534	(6,386)	$4,028

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The Company assessed the value of its inventory in the Retail and Wholesale segments due to the impacts of the COVID-19 pandemic and recorded an increase in inventory obsolescence reserves during the first quarter of fiscal 2021, and as a result of disciplined inventory control and better than planned product performance, during the remainder of fiscal 2021, the Company decreased a portion of its inventory obsolescence reserves. The majority of inventory at January 31, 2023 and 2022 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

Property and Equipment

Property and equipment are stated at cost and primarily consist of store leasehold improvements, furniture and fixtures, buildings and other operating equipment. Depreciation is computed using the straight-line method over the lesser of the lease term or useful life for leasehold improvements, five years for furniture and fixtures, 39 years for buildings and three to 15 years for other operating equipment. Major renovations or improvements that extend the service lives of our assets are capitalized over the lesser of the extension period, life of the improvement, or the remaining term of the lease.

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

Impairment of Long-lived Assets

The Company reviews the carrying values of its definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2023, the Company recorded impairment charges for 19 locations, totaling $6,417, with a carrying value after impairment of $48,970 primarily related to the right-of-use assets. During fiscal 2021, the Company recorded impairment charges for 42 retail locations, totaling $15,496, with a carrying value after impairment of $101,836 primarily related to the right-of-use assets. The impairment charges in fiscal 2021 were primarily due to the impact of the mandated store closures as a result of the COVID-19 pandemic and lower store productivity once opened. During the Company’s assessment of current and future performance, it was determined that these retail locations would not be able to generate sufficient cash flow over the expected remaining lease term to recover the remaining carrying value of the respective retail location assets.

Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment that are recognized as right-of-use assets and lease liabilities. The Company subleases certain properties to third parties. The Company has elected not to record a lease liability and right-of-use asset for leases with original terms of 12 months or less. The Company has elected the practical expedient to not separate non-lease components from lease components as it pertains to real estate leases.

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

During fiscal 2023, 2022 and 2021, the Company received rent concessions for a number of our stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company during fiscal 2023, 2022 and 2021 as either negative variable rent or lease modifications have not had a material impact on the Company’s Financial Statements.

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and Nuuly customers. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize merchandise revenue for the Retail segment for its single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs. A Nuuly Rent customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. The Company recognizes merchandise revenue for Nuuly Rent for its single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Payment for merchandise is tendered primarily by cash, check, credit card, debit card, gift card or alternative payment methods. Uncollectible accounts receivable in the Retail and Nuuly segments primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer with the most common being a net 30-day policy.

Menus & Venues: Revenue from restaurant sales and events is recognized upon completion of the service, when the Company satisfies its single performance obligation. Customer deposits may be received in advance for events and that represent a contract liability until the Company satisfies its performance obligation.

Subscription Fees: Revenue for Nuuly Rent is primarily generated through monthly subscription fees. The monthly subscription rental fee is recognized as revenue in the month the customer is billed. A customer may pause the monthly subscription, at which point the customer will not be billed for future months until the subscription is no longer on hold.

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve liability. As of January 31, 2023, 2022 and 2021, the sales return reserve was $70,147, $69,817 and $82,004, respectively.

Cost of Sales

Cost of sales includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink provisions; store and fulfillment center occupancy costs, including rent and depreciation; delivery expense; inbound and outbound freight; customs related taxes and duties; inventory acquisition and purchasing costs; design costs; warehousing and handling costs; the amortization of rental product; the net unamortized cost of rental product at time of purchase by a customer; and other inventory and rental product acquisition related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes expenses such as direct selling and selling supervisory expenses; marketing and web creative expenses; various corporate expenses such as information technology, finance, loss prevention, talent acquisition, home office and executive management expenses; share-based compensation expense; and other associated general expenses.

Shipping and Handling Revenues and Costs

The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales. The Company’s shipping and handling revenues consist of amounts billed to customers for shipping and handling merchandise. Shipping and handling costs include shipping supplies, related labor costs and third-party shipping costs.

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $1,740 and $1,306 as of January 31, 2023, and 2022, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $279,174, $254,073 and $184,465 for fiscal 2023, 2022 and 2021, respectively. In addition, the Company incurred web creative expenses of $65,474, $59,746 and $44,562 for fiscal 2023, 2022 and 2021, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2023, 2022 and 2021, capitalized costs related to internally generated internal-use software were not material.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $42,824 and $22,204 as of January 31, 2023 and January 31, 2022, respectively, and unrealized losses, net of tax, on marketable securities of $5,811 and $2,626 as of January 31, 2023 and January 31, 2022, respectively. The tax effect of the unrealized gains (losses) on marketable securities recorded in comprehensive income was $1,054, ($1,249) and ($236) during fiscal 2023, 2022 and 2021, respectively. Gross realized gains and losses are included in “Interest income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2023, 2022 and 2021 were not material.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company’s Wholesale segment customers and franchisees. For the year ended January 31, 2023, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $63,760 and $70,339, respectively. For the year ended January 31, 2022, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $89,952 and $63,760, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2023, the opening and closing balance of contract liabilities was $78,717 and $82,867, respectively. For the year ended January 31, 2022, the opening and closing balance of contract liabilities was $61,986 and $78,717, respectively. Contract liabilities are included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. During the year ended January 31, 2023, the Company recognized $36,850 of revenue that was included in the contract liability balance at the beginning of the period. During the year ended January 31, 2022, the Company recognized $30,071 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 17, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2023 and 2022 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2023
Short-term Investments:
Corporate bonds	$83,184	$—	$(947)	$82,237
Municipal and pre-refunded municipal bonds	48,141	—	(688)	47,453
US Treasury securities	23,561	1	(10)	23,552
Commercial paper	21,636	—	—	21,636
Federal government agencies	6,501	—	(1)	6,500
	183,023	1	(1,646)	181,378
Long-term Investments:
Corporate bonds	$62,594	$22	$(3,319)	$59,297
Municipal and pre-refunded municipal bonds	23,437	5	(1,154)	22,288
Federal government agencies	9,021	13	(2)	9,032
Mutual funds, held in rabbi trust	13,402	—	(1,424)	11,978
Certificates of deposit	249	—	—	249
	108,703	40	(5,899)	102,844
	$291,726	$41	$(7,545)	$284,222

As of January 31, 2022
Short-term Investments:
Corporate bonds	$85,062	$1	$(200)	$84,863
Municipal and pre-refunded municipal bonds	128,984	1	(273)	128,712
US Treasury securities	14,999	—	(38)	14,961
Commercial paper	10,884	—	—	10,884
	239,929	2	(511)	239,420
Long-term Investments:
Corporate bonds	$148,830	$—	$(2,478)	$146,352
Municipal and pre-refunded municipal bonds	60,533	1	(912)	59,622
US Treasury securities	5,222	—	(46)	5,176
Federal government agencies	350	—	(5)	345
Mutual funds, held in rabbi trust	12,419	—	(606)	11,813
Certificates of deposit	249	—	—	249
	227,603	1	(4,047)	223,557
	$467,532	$3	$(4,558)	$462,977

Proceeds from the sales and maturities of available-for-sale securities were $276,650, $280,701 and $396,260 in fiscal 2023, 2022 and 2021, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized loss of $1,465 during fiscal 2023, a net realized gain of $11 during fiscal 2022 and a net realized loss of $419 during fiscal 2021. Amortization of discounts and premiums, net, resulted in a reduction of “Interest income” of $4,512, $6,614 and $1,574 for fiscal 2023, 2022 and 2021, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2023 and 2022, respectively.

	January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$23,569	$(51)	$116,136	$(4,215)	$139,705	$(4,266)
Municipal and pre-refunded municipal bonds	2,849	(90)	64,079	(1,752)	66,928	(1,842)
US Treasury securities	14,221	(3)	1,993	(7)	16,214	(10)
Federal government agencies	9,517	(3)	—	—	9,517	(3)
Mutual funds, held in rabbi trust	11,333	(1,424)	—	—	11,333	(1,424)
Total	$61,489	$(1,571)	$182,208	$(5,974)	$243,697	$(7,545)

	January 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$212,861	$(2,661)	$14,110	$(17)	$226,971	$(2,678)
Municipal and pre-refunded municipal bonds	162,081	(1,162)	7,118	(23)	169,199	(1,185)
US Treasury securities	20,137	(84)	—	—	20,137	(84)
Federal government agencies	345	(5)	—	—	345	(5)
Mutual funds, held in rabbi trust	11,813	(606)	—	—	11,813	(606)
Total	$407,237	$(4,518)	$21,228	$(40)	$428,465	$(4,558)

As of January 31, 2023 and 2022, there were a total of 262 and 656 securities with unrealized loss positions within the Company’s portfolio, respectively.
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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,534	$—	$141,534
Municipal and pre-funded municipal bonds	—	69,741	—	69,741
US Treasury securities	—	23,552	—	23,552
Commercial paper	—	21,636	—	21,636
Federal government agencies	—	15,532	—	15,532
Mutual funds, held in rabbi trust	11,978	—	—	11,978
Certificates of deposit	—	249	—	249
	$11,978	$272,244	$—	$284,222

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Marketable Securities Fair Value as of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$231,215	$—	$231,215
Municipal and pre-refunded municipal bonds	—	188,334	—	188,334
US Treasury securities	—	20,137	—	20,137
Commercial paper	—	10,884	—	10,884
Federal government agencies	—	345	—	345
Mutual funds, held in rabbi trust	11,813	—	—	11,813
Certificates of deposit	—	249	—	249
	$11,813	$451,164	$—	$462,977

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2023 and January 31, 2022.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2023 and 2022, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, in the case of goodwill, an annual assessment is performed.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company evaluates goodwill to determine if the carrying value exceeds the fair value of the reporting unit. During fiscal 2023 and 2021, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. The impairment charges in fiscal 2021 were primarily due to the impact of the mandated store closures as a result of the COVID-19 pandemic and lower store productivity once opened. These assets were written down to a fair value resulting in impairment charges of $6,417 and $15,496 in fiscal 2023 and 2021, respectively.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2023	2022
Land	$55,229	$56,166
Buildings	467,703	469,188
Furniture and fixtures	419,712	425,021
Leasehold improvements	846,153	856,410
Other operating equipment	460,531	451,285
Construction-in-progress	358,787	269,596
	2,608,115	2,527,666
Accumulated depreciation	(1,420,380)	(1,382,581)
Total	$1,187,735	$1,145,085

Depreciation expense for property and equipment in fiscal 2023, 2022 and 2021 was $97,827, $99,058 and $102,197, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2023	2022
Sales return reserves	$70,147	$69,817
Gift cards and merchandise credits	65,697	58,147
Accrued sales and VAT taxes	26,979	32,107
Accrued rents, estimated property taxes and other property expenses	38,049	32,316
Federal, state and foreign income taxes	6,878	3,870
Accrued construction	17,102	57,041
Other current liabilities	97,725	97,700
Total	$322,577	$350,998

8. Debt

On June 10, 2022, the Company and certain of its subsidiaries entered into the third amendment (the "Third Amendment") to the Company's amended and restated credit agreement dated as of June 29, 2018 (the "Amended Credit Agreement"), amending the Company's asset-based revolving credit facility with its lenders, including JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and co-book managers along with Wells Fargo Bank, National Association. The Third Amendment extends the maturity date of the senior secured revolving credit facility to June 2027, replaces LIBOR as a reference interest rate for borrowings and amends certain other provisions (the "Amended Credit Facility").

The Amended Credit Facility provides for loans and letters of credit up to $350,000, subject to a borrowing base that is comprised of the Company’s eligible accounts receivable and inventory and includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150,000. Borrowings available under the Amended Credit Facility may be used for working capital and other general corporate purposes.

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

As of January 31, 2023, the Company had $0 in borrowings under the Amended Credit Facility. The Company borrowed and subsequently repaid $220,000 during fiscal 2021 in order to preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 pandemic. As of January 31, 2023, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $12,433. Interest expense for the Amended Credit Facility was $998, $1,046, and $2,720 for the years ended January 31, 2023, 2022, and 2021, respectively, which was included in “Interest expense,” in the Consolidated Statements of Income.

On February 10, 2023, the Company and certain of its subsidiaries entered into a Fourth Amendment to the Credit Agreement to permit the Company to purchase a membership interest in a federal low-income housing tax credit entity. See Note 10, “Income Taxes,” for further discussion of the investment.

9. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $255,682, $268,863 and $275,493 during fiscal 2023, 2022 and 2021, respectively. Total variable lease costs were $136,201, $109,525 and $89,833 during fiscal 2023, 2022 and 2021, respectively. Short-term lease costs and sublease income were not material during fiscal 2023, 2022 and 2021.

Other information related to leases was as follows:

Other information	Fiscal Year Ended January 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022	2021
Operating cash flows from operating leases	$296,619	$303,577	$247,539
Right-of-use assets obtained in exchange for new operating lease liabilities	$189,744	$112,572	$149,586
Weighted-average remaining lease term - operating leases	6.3 years	6.0 years	7.0 years
Weighted-average discount rate - operating leases	5.8%	5.8%	6.1%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of January 31, 2023:

Fiscal Year	Operating Leases
2024	$292,057
2025	250,109
2026	216,575
2027	162,899
2028	125,594
Thereafter	314,658
Total undiscounted future minimum lease payments	1,361,892
Less imputed interest	(244,524)
Total discounted future minimum lease payments	$1,117,368

As of January 31, 2023, the Company had commitments of approximately $26,446 not included in the amounts above related to six executed but not yet commenced store leases. Subsequent to January 31, 2023, the Company signed a lease in the amount of $57,311 for a Nuuly fulfillment center in Raymore, Missouri beginning in fiscal 2024 over a 15-year lease term which is not included in the amounts above.

Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, there are 88 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 88 locations was approximately $13,451 for fiscal 2023.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

During fiscal 2023, 2022 and 2021, the Company received rent concessions for a number of our stores and continue to negotiate for additional rent concessions at various other store locations. To the extent the rent concessions do not result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as negative variable rent. To the extent the rent concessions do result in a substantial increase in total payments in the existing lease, the Company has accounted for such rent concessions as a lease modification. Rent concessions recorded by the Company during fiscal 2023, 2022 and 2021, as either negative variable rent or lease modifications have not had a material impact on the Company’s Consolidated Financial Statements.

10. Income Taxes

The components of income (loss) before income taxes are as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Domestic	$217,894	$389,059	$13,103
Foreign	3,385	15,572	(9,590)
	$221,279	$404,631	$3,513

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Current:
Federal	$49,695	$75,533	$11,623
State	12,950	18,972	894
Foreign	1,512	2,205	4,030
	$64,157	$96,710	$16,547
Deferred:
Federal	$(4,724)	$(4,151)	$(7,801)
State	671	498	(3,325)
Foreign	1,476	958	(3,144)
	(2,577)	(2,695)	(14,270)
	$61,580	$94,015	$2,277

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2023	2022	2021
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.9	3.8	(88.1)
Foreign taxes	0.3	(1.8)	56.9
Uncertain tax positions	0.3	0.1	28.8
Stock compensation	0.4	(0.1)	36.1
Tax rate changes	0.4	0.1	8.5
Prior year adjustments	—	0.1	15.7
Federal tax credits	(0.2)	(0.2)	(16.0)
Nondeductible expenses	1.6	0.1	8.6
Tax exempt income	(0.1)	—	(3.4)
Other	(0.8)	0.1	(3.3)
Effective tax rate	27.8%	23.2%	64.8%

The variance in percentages for the components of the effective tax rate for fiscal 2021 as compared to fiscal 2023 and 2022 are primarily due to the ratio of foreign taxable losses to global taxable profits and lower income before income taxes in fiscal 2021.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2023 and 2022 are as follows:

	January 31,
	2023	2022
Deferred tax liabilities:
Prepaid expense	$(2,727)	$(3,132)
Depreciation	(46,552)	(50,674)
Operating lease right-of-use assets	(224,099)	(233,299)
Other temporary differences	(353)	(365)
Gross deferred tax liabilities	(273,731)	(287,470)
Deferred tax assets:
Operating lease liabilities	260,596	272,953
Deferred rent	15,296	14,176
Inventory	22,967	19,896
Accounts receivable	1,114	1,252
Net operating loss carryforwards	18,369	20,873
Tax uncertainties	1,430	1,135
Accrued salaries and benefits	24,084	25,249
Income tax credits	4,540	4,714
Other temporary differences	29,362	28,000
Gross deferred tax assets, before valuation allowances	377,758	388,248
Valuation allowances	(33,087)	(30,852)
Net deferred tax assets	$70,940	$69,926

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2023 and 2022, respectively, $42,277 and $38,718 were attributable to U.S. federal, $18,458 and $19,190 were attributed to state jurisdictions and $10,205 and $12,018 were attributed to foreign jurisdictions.

As of January 31, 2023, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $10,367 that expire from 2025 through 2031 and approximately $54,875 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $28,536 that expire from 2024 through 2043 and approximately $11,315 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $5,799 that expire from 2027 through 2030. As of January 31, 2023, the Company had full and partial valuation allowances for certain foreign and state net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

As of January 31, 2023, approximately $118,248 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. The Company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $434,565. Since such earnings have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act or other U.S. tax requirements on undistributed foreign earnings, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company continues to believe that foreign earnings are indefinitely reinvested excluding earnings that have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act. With respect to outside basis differences in all other non-U.S. subsidiaries, the Company expects that either (i) such basis differences will not reverse in the foreseeable future, or (ii) such basis differences will reverse in a tax-neutral manner.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2023	2022	2021
Balance at the beginning of the period	$18,945	$22,259	$21,924
Increases in tax positions for prior years	1,055	28	476
Decreases in tax positions for prior years	(974)	(3,178)	(51)
Increases in tax positions for current year	147	249	41
Settlements	(177)	—	—
Lapse in statute of limitations	(262)	(413)	(131)
Balance at the end of the period	$18,734	$18,945	$22,259

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $21,890 and $21,288 as of January 31, 2023 and 2022, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2023, 2022 and 2021, the Company recognized expense of $1,145, $630 and $950, respectively, related to interest and penalties. The Company accrued $4,586 and $3,440 for the payment of interest and penalties as of January 31, 2023 and 2022, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under audit in certain state and foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2010 to 2022. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $414.

On February 10, 2023, the Company committed $100,000 to purchase a membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five year period beginning in fiscal 2024. In exchange for the payments, the Company expects to realize a comparable amount of tax credits that will reduce its future federal income tax payments.

11. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2023, there were 5,829,178 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2023, there were 5,554,830 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2023, 2022 and 2021 was as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Stock Options	$—	$—	$471
Performance Stock Units (1)	4,978	4,067	181
Restricted Stock Units	24,471	21,674	19,648
Total	$29,449	$25,741	$20,300

(1)
Includes: (i) the reversal of $1,017 of previously recognized compensation expense in fiscal 2021, related to 87,997 PSU’s that were not projected to vest as the achievement of the related performance target was deemed not probable, of which $364 related to 41,332 PSU’s was subsequently recognized in fiscal 2022 due to the Company’s better than projected performance that resulted in the performance target being achieved.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2023, 2022 and 2021 was $6,379, $6,311 and $4,899, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2023, 2022 and 2021 was $3,467, $5,573 and $2,528, respectively.

Stock Options

The Company may grant stock options that generally vest over a period of one year. Stock options become exercisable over the vesting period in installments determined by the Company, which can vary depending upon each individual grant. There were no stock options granted in the fiscal years ended January 31, 2023, 2022 and 2021.

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	355,000	$31.12	2.5	$1,126
Granted	—	—
Exercised	(20,000)	18.81
Forfeited or Expired	(90,000)	33.88
Awards outstanding at end of year	245,000	31.11	1.6	$653
Awards outstanding fully vested and expected to vest	245,000	31.11	1.6	$653
Awards exercisable at end of year	245,000	$31.11	1.6	$653

The following table summarizes other information related to stock options during the years ended January 31, 2023, 2022 and 2021:

	Fiscal Year Ended January 31,
	2023	2022	2021
Intrinsic value of awards exercised	$23	$1,156	$187
Net cash proceeds from the exercise of stock options	$376	$3,290	$495

There were no unrecognized compensation costs of stock options granted, but not yet vested, as of January 31, 2023.

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s awarded during fiscal 2023, 2022 and 2021 equaled the stock price on the date of the grant. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to four-year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2023:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	383,753	$33.27
Granted	167,500	25.38
Vested	(80,001)	27.79
Forfeited	—	—
Non-vested awards outstanding at end of year	471,252	$31.40

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2023, 2022 and 2021 was $25.38, $38.15 and $25.84, per share, respectively. The aggregate grant date fair value of PSU's vested during the fiscal years ended

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

January 31, 2023, 2022 and 2021 was $27.79, $26.54 and $28.58, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2023 was $5,945, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. The fair value of the RSU’s awarded during fiscal 2023, 2022 and 2021 equaled the stock price on the date of the grant. RSU’s typically vest over a two to four-year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2023:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	2,286,588	$32.37
Granted	1,121,500	25.01
Vested	(634,881)	30.48
Forfeited	(219,808)	29.27
Non-vested awards outstanding at end of year	2,553,399	$29.82

The weighted-average grant date fair value of RSU’s awarded during the fiscal years ended January 31, 2023, 2022 and 2021 was $25.01, $37.30 and $25.31, per share, respectively. The aggregate grant date fair value of RSU’s vested during the fiscal years ended January 31, 2023, 2022 and 2021 was $30.48, $29.66 and $31.11, respectively. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2023, was $30,436, which is expected to be recognized over a weighted-average period of 1.9 years.

12. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2023	2022
Number of common shares repurchased and subsequently retired	4,736,405	1,959,159
Total cost	$112,016	$55,765
Average cost per share, including commissions	$23.65	$28.46

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all such shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of January 31, 2023, 19,156,390 common shares were remaining under the programs.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2023 and 2022, the Company acquired and subsequently retired 248,812 and 229,082 common shares at a total cost of $6,760 and $7,790, respectively, from employees to meet payroll tax withholding requirements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

13. Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2023 and 2022, respectively:

	Fiscal Year Ended January 31, 2023
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(20,620)	(1,720)	(22,340)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,465)	(1,465)
Net current-period total other comprehensive income (loss)	(20,620)	(3,185)	(23,805)
Ending Balance	$(42,824)	$(5,811)	$(48,635)

	Fiscal Year Ended January 31, 2022
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(16,950)	$(170)	$(17,120)
Other comprehensive income (loss) before reclassifications	(5,254)	(2,467)	$(7,721)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	11
Net current-period total other comprehensive income (loss)	(5,254)	(2,456)	(7,710)
Ending Balance	$(22,204)	$(2,626)	$(24,830)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

14. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2023	2022	2021
Basic weighted-average common shares outstanding	93,199,874	98,022,583	97,817,651
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	944,188	1,246,122	705,125
Diluted weighted-average shares outstanding	94,144,062	99,268,705	98,522,776

For the fiscal years ended January 31, 2023, 2022 and 2021, awards to purchase 182,500 common shares ranging in price from $23.74 to $46.42, awards to purchase 165,000 common shares ranging in price from $35.85 to $46.42 and awards to purchase 467,500 common shares ranging in price from $18.81 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2023 and 2022, 167,500 and 60,001 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

15. Commitments and Contingencies

Purchase Commitments

As of January 31, 2023, the Company has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are primarily satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $780,098. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2023, the Company had

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

outstanding trade letters of credit of $75,665. As of January 31, 2023, the Company also has commitments related to construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation of $121,212, all of which is due within one year. Construction and distribution equipment contracts include $69,641 related to the Nuuly distribution center in Raymore, Missouri and $34,502 related to the omni-channel fulfillment center in Kansas City, Kansas.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $7,890, $7,406 and $6,677 for fiscal years 2023, 2022 and 2021, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $92, $47 and $66 during fiscal years 2023, 2022 and 2021, respectively. The NQDC obligation was $11,978 and $11,813 as of January 31, 2023 and 2022, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $11,978 and $11,813 as of January 31, 2023 and 2022, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Related Party Transactions

Faegre Drinker Biddle & Reath LLP, a law firm, provided general legal services to the Company. Fees paid to Faegre Drinker Biddle & Reath LLP during fiscal 2023, 2022 and 2021 were $1,127, $1,027 and $1,108, respectively. Harry S. Cherken, Jr., a director of the Company, served as Senior Counsel at Faegre Drinker Biddle & Reath LLP until his retirement on December 31, 2022. Amounts due to Faegre Drinker Biddle & Reath LLP as of January 31, 2023 and 2022 were approximately $174 and $104, respectively.

Todd R. Morgenfeld, a director of the Company, is Chief Financial Officer and Head of Business Operations of Pinterest, Inc., which provided digital marketing services to the Company in fiscal 2023, 2022 and 2021 and is expected to continue to do so in the future. The amount paid to Pinterest, Inc. for such digital marketing services was financially immaterial to Pinterest, Inc. and is unrelated to Mr. Morgenfeld’s compensation from Pinterest, Inc. Mr. Morgenfeld did not provide and was not involved in the provision of digital marketing services by Pinterest, Inc. to the Company, and he does not intend to provide or be involved in the provision of such services by Pinterest, Inc. in the future. The Board of Directors considered these matters in determining Mr. Morgenfeld’s independence.

17. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments—“Retail,” “Wholesale” and “Nuuly.”

The Company’s Retail segment consists of the Anthropologie, Free People, FP Movement, Terrain, Urban Outfitters and Menus & Venues brands. The Anthropologie and Terrain brands make up the Anthropologie Group. The Free People and FP Movement brands make up the Free People Group. As of January 31, 2023, there were 263 Urban Outfitters stores, 238 Anthropologie Group stores, 188 Free People Group stores (including 31 FP Movement stores), 11 Menus & Venues locations, 6 Urban Outfitters franchisee-owned stores and 2 Anthropologie franchisee-owned stores. Each of Urban Outfitters, the Anthropologie Group and the Free People Group, including their Company-owned and franchisee-owned store and digital channels, and Menus & Venues locations, are considered an operating segment. Net sales from the Retail segment accounted for approximately 92.1%, 93.4% and 93.6% of total consolidated net sales for fiscal 2023, 2022 and 2021, respectively.

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

The Company’s Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People Group and the BDG and other own brand apparel collections under the Urban Outfitters brand. The Anthropologie brand exited the wholesale business in the third quarter of fiscal 2021. Our Wholesale segment net sales accounted for approximately 5.2%, 5.5% and 5.7% of total consolidated net sales for fiscal 2023, 2022 and 2021, respectively.

The Nuuly segment consists of the Nuuly brand, which offers customers with a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift, which launched in October 2021, is a peer-to-peer resale marketplace where customers can buy and sell any brand of women’s, men’s, and kids’ apparel, shoes, and accessories. Sellers on Nuuly Thrift can transfer their earnings to their bank account or convert them to “Nuuly Cash,” a gift card with a bonus, to be used at any of the Company’s brands. Nuuly Thrift earns a commission based on sales made in the marketplace. Nuuly segment net sales accounted for approximately 2.7%, 1.1%, and less than 1.0% of consolidated net sales for fiscal 2023, 2022 and 2021, respectively.

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

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2023	2022	2021
Net sales
Retail operations	$4,415,358	$4,248,681	$3,228,200
Wholesale operations	268,552	267,576	216,937
Nuuly operations	129,637	47,724	24,336
Intersegment elimination	(18,303)	(15,218)	(19,724)
Total net sales	$4,795,244	$4,548,763	$3,449,749
Income from operations
Retail operations	$275,369	$449,453	$68,384
Wholesale operations	25,793	32,937	(10,180)
Nuuly operations	(13,931)	(20,150)	(18,367)
Intersegment elimination	1,339	1,643	(494)
Total segment operating income	288,570	463,883	39,343
General corporate expenses (1)	(61,947)	(55,317)	(35,371)
Total income from operations	$226,623	$408,566	$3,972

(1)
General corporate expenses during fiscal 2021 benefitted from the recognition of COVID-19 related government relief packages.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Fiscal Year
	2023	2022	2021
Depreciation expense for property and equipment
Retail operations	$91,879	$94,099	$97,911
Wholesale operations	546	547	545
Nuuly operations	5,402	4,412	3,741
Total depreciation expense for property and equipment	$97,827	$99,058	$102,197
Inventory
Retail operations	$529,853	$507,510
Wholesale operations	57,657	62,189
Total inventory	$587,510	$569,699
Rental product, net (1)
Nuuly operations	$90,934	$32,075
Total rental product, net	$90,934	$32,075

(1)
Rental product, net is included in "Deferred income taxes and other assets" in the Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,138,487	$1,113,294
Wholesale operations	990	1,458
Nuuly operations	48,258	30,333
Total property and equipment, net	$1,187,735	$1,145,085
Cash paid for property and equipment
Retail operations	$176,110	$254,921	$155,343
Wholesale operations	76	69	390
Nuuly operations	23,327	7,439	3,509
Total cash paid for property and equipment	$199,513	$262,429	$159,242

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Fiscal Year
	2023		2022		2021
Net sales
Apparel	$2,808,638	63%	$2,671,841	63%	$1,920,256	59%
Home	830,199	19%	852,379	20%	730,703	23%
Accessories	559,524	13%	532,877	12%	407,402	13%
Other	216,997	5%	191,584	5%	169,839	5%
Retail operations	4,415,358	100%	4,248,681	100%	3,228,200	100%
Apparel	229,282	92%	241,060	96%	191,572	98%
Home	—	—	—	—	534	0%
Accessories	20,238	8%	10,460	4%	4,525	2%
Other	729	0%	838	0%	582	0%
Wholesale operations	250,249	100%	252,358	100%	197,213	100%
Nuuly operations	129,637		47,724		24,336
Total net sales	4,795,244		$4,548,763		$3,449,749

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2023	2022	2021
Net Sales
Domestic operations	$4,158,753	$3,950,381	$3,040,778
Foreign operations	636,491	598,382	408,971
Total net sales	$4,795,244	$4,548,763	$3,449,749
Property and equipment, net
Domestic operations	$1,033,926	$965,777
Foreign operations	153,809	179,308
Total property and equipment, net	$1,187,735	$1,145,085