Form 10-Q
period 2023-04-30
URBAN OUTFITTERS INC
filed 2023-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2023

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

Common shares, $0.0001 par value—92,697,835 shares outstanding on June 5, 2023.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$171,655	$201,260	$71,640
Marketable securities	209,777	181,378	187,563
Accounts receivable, net of allowance for doubtful accounts of $1,453, $1,496 and $1,153, respectively	105,589	70,339	97,058
Inventory	590,326	587,510	629,953
Prepaid expenses and other current assets	223,894	197,232	221,905
Total current assets	1,301,241	1,237,719	1,208,119
Property and equipment, net	1,201,506	1,187,735	1,149,772
Operating lease right-of-use assets	921,893	959,436	967,639
Marketable securities	86,156	102,844	179,458
Deferred income taxes and other assets	281,874	195,178	137,322
Total Assets	$3,792,670	$3,682,912	$3,642,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,558	$257,620	$296,673
Current portion of operating lease liabilities	233,085	232,672	227,533
Accrued expenses, accrued compensation and other current liabilities	431,033	400,082	395,949
Total current liabilities	927,676	890,374	920,155
Non-current portion of operating lease liabilities	845,643	884,696	913,380
Deferred rent and other liabilities	168,669	115,159	112,854
Total Liabilities	1,941,988	1,890,229	1,946,389
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,677,835, 92,180,709 and 94,434,621 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	15,133	15,248	—
Retained earnings	1,878,878	1,826,061	1,740,508
Accumulated other comprehensive loss	(43,338)	(48,635)	(44,596)
Total Shareholders’ Equity	1,850,682	1,792,683	1,695,921
Total Liabilities and Shareholders’ Equity	$3,792,670	$3,682,912	$3,642,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2023	2022
Net sales	$1,113,674	$1,051,934
Cost of sales	742,443	728,633
Gross profit	371,231	323,301
Selling, general and administrative expenses	299,848	277,064
Income from operations	71,383	46,237
Other income (loss), net	1,019	(1,989)
Income before income taxes	72,402	44,248
Income tax expense	19,585	12,715
Net income	$52,817	$31,533
Net income per common share:
Basic	$0.57	$0.33
Diluted	$0.56	$0.33
Weighted-average common shares outstanding:
Basic	92,474,688	95,479,927
Diluted	93,821,292	96,347,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2023	2022
Net income	$52,817	$31,533
Other comprehensive income (loss):
Foreign currency translation	3,177	(14,389)
Change in unrealized gains (losses) on marketable securities, net of tax	2,120	(5,377)
Total other comprehensive income (loss)	5,297	(19,766)
Comprehensive income	$58,114	$11,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2023	92,180,709	$9	$15,248	$1,826,061	$(48,635)	$1,792,683
Comprehensive income	—	—	—	52,817	5,297	58,114
Share-based compensation	—	—	7,735	—	—	7,735
Share-based awards	790,388	—	—	—	—	—
Share repurchases	(293,262)	—	(7,850)	—	—	(7,850)
Balances as of April 30, 2023	92,677,835	$9	$15,133	$1,878,878	$(43,338)	$1,850,682

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740
Comprehensive income	—	—	—	31,533	(19,766)	11,767
Share-based compensation	—	—	7,102	—	—	7,102
Share-based awards	669,683	—	—	—	—	—
Share repurchases	(2,666,106)	(1)	(7,102)	(61,585)	—	(68,688)
Balances as of April 30, 2022	94,434,621	$9	$—	$1,740,508	$(44,596)	$1,695,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income	$52,817	$31,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,879	26,702
Non-cash lease expense	50,859	47,980
Provision for deferred income taxes	2,457	7,420
Share-based compensation expense	7,735	7,102
Amortization of tax credit investment	3,976	—
Loss on disposition of property and equipment, net	222	85
Changes in assets and liabilities:
Receivables	(35,030)	(34,109)
Inventory	(1,649)	(64,511)
Prepaid expenses and other assets	(35,045)	(22,913)
Payables, accrued expenses and other liabilities	22,257	(15,184)
Operating lease liabilities	(56,201)	(63,662)
Net cash provided by (used in) operating activities	36,277	(79,557)
Cash flows from investing activities:
Cash paid for property and equipment	(32,904)	(73,723)
Cash paid for marketable securities	(74,101)	(18,703)
Sales and maturities of marketable securities	69,456	106,043
Initial cash payment for tax credit investment	(20,000)	—
Net cash (used in) provided by investing activities	(57,549)	13,617
Cash flows from financing activities:
Share repurchases related to share repurchase program	—	(62,052)
Share repurchases related to taxes for share-based awards	(7,850)	(6,636)
Tax credit investment liability payments	(468)	—
Net cash used in financing activities	(8,318)	(68,688)
Effect of exchange rate changes on cash and cash equivalents	(15)	(307)
Decrease in cash and cash equivalents	(29,605)	(134,935)
Cash and cash equivalents at beginning of period	201,260	206,575
Cash and cash equivalents at end of period	$171,655	$71,640
Supplemental cash flow information:
Cash paid during the year for income taxes	$1,115	$1,476
Non-cash investing activities—Accrued capital expenditures	$19,529	$23,914
Right-of-use assets obtained in exchange for operating lease liabilities	$19,698	$30,558
Non-cash investing activities—Accrued tax credit investment installments	$62,120	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the United States Securities and Exchange Commission on April 3, 2023.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2024 will end on January 31, 2024.

Recent Accounting Pronouncements

The Company has considered all new accounting standards updates issued by the Financial Accounting Standards Board (“FASB”) and has concluded that there are no recent accounting standard updates that will have a material impact on its consolidated financial statements and related disclosures.

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card, debit card and alternative payment method transactions throughout all segments and sales to the Company’s Wholesale segment customers and franchisees. For the three month period ended April 30, 2023, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $70,339 and $105,589, respectively. For the three month period ended April 30, 2022, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $63,760 and $97,058, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2023, the opening and closing balances of contract liabilities were $82,867 and $76,750, respectively. For the three month period ended April 30, 2022, the opening and closing balances of contract liabilities were $78,717 and $71,590, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2023, the Company recognized $17,788 of revenue that was included in the contract liability balance at the beginning of the period. During the three month period ended April 30, 2022, the Company recognized $18,340 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2023, January 31, 2023 and April 30, 2022 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2023
Short-term Investments:
Corporate bonds	$86,052	$1	$(1,214)	$84,839
Municipal and pre-refunded municipal bonds	45,467	—	(547)	44,920
Commercial paper	35,874	—	—	35,874
US Treasury securities	22,903	1	(16)	22,888
Federal government agencies	21,284	—	(28)	21,256
	211,580	2	(1,805)	209,777
Long-term Investments:
Corporate bonds	42,823	17	(2,141)	40,699
Municipal and pre-refunded municipal bonds	19,071	5	(906)	18,170
Federal government agencies	14,340	9	(37)	14,312
Mutual funds, held in rabbi trust	12,656	132	(62)	12,726
Certificates of deposit	249	—	—	249
	89,139	163	(3,146)	86,156
	$300,719	$165	$(4,951)	$295,933
As of January 31, 2023
Short-term Investments:
Corporate bonds	$83,184	$—	$(947)	$82,237
Municipal and pre-refunded municipal bonds	48,141	—	(688)	47,453
Commercial paper	21,636	—	—	21,636
US Treasury securities	23,561	1	(10)	23,552
Federal government agencies	6,501	—	(1)	6,500
	183,023	1	(1,646)	181,378
Long-term Investments:
Corporate bonds	62,594	22	(3,319)	59,297
Municipal and pre-refunded municipal bonds	23,437	5	(1,154)	22,288
Federal government agencies	9,021	13	(2)	9,032
Mutual funds, held in rabbi trust	13,402	—	(1,424)	11,978
Certificates of deposit	249	—	—	249
	108,703	40	(5,899)	102,844
	$291,726	$41	$(7,545)	$284,222

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2022
Short-term Investments:
Corporate bonds	$85,474	$—	$(857)	$84,617
Municipal and pre-refunded municipal bonds	86,134	—	(633)	85,501
Commercial paper	7,789	—	—	7,789
US Treasury securities	9,749	—	(93)	9,656
	189,146	—	(1,583)	187,563
Long-term Investments:
Corporate bonds	117,403	—	(4,904)	112,499
Municipal and pre-refunded municipal bonds	53,928	—	(2,081)	51,847
Federal government agencies	350	—	(12)	338
US Treasury securities	3,226	—	(138)	3,088
Mutual funds, held in rabbi trust	12,393	—	(956)	11,437
Certificates of deposit	249	—	—	249
	187,549	—	(8,091)	179,458
	$376,695	$—	$(9,674)	$367,021

Proceeds from the sales and maturities of available-for-sale securities were $69,456 and $106,043 for the three months ended April 30, 2023 and 2022, respectively. The Company included in “Other income (loss), net,” in the Condensed Consolidated Statements of Income, a net realized gain of $1 and a net realized loss of $112 for the three months ended April 30, 2023 and 2022, respectively. Amortization of discounts and premiums, net, was $278 and $1,657 for the three months ended April 30, 2023 and 2022, respectively. Amortization of discounts and premiums, net, is included in “Other income (loss), net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (loss), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$125,538	$—	$125,538
Municipal and pre-refunded municipal bonds	—	63,090	—	63,090
Commercial paper	—	35,874	—	35,874
Federal government agencies	—	35,568	—	35,568
US Treasury securities	—	22,888	—	22,888
Mutual funds, held in rabbi trust	12,726	—	—	12,726
Certificates of deposit	—	249	—	249
	$12,726	$283,207	$—	$295,933

	Marketable Securities Fair Value as of
	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,534	$—	$141,534
Municipal and pre-refunded municipal bonds	—	69,741	—	69,741
Commercial paper	—	21,636	—	21,636
Federal government agencies	—	15,532	—	15,532
US Treasury securities	—	23,552	—	23,552
Mutual funds, held in rabbi trust	11,978	—	—	11,978
Certificates of deposit	—	249	—	249
	$11,978	$272,244	$—	$284,222

	Marketable Securities Fair Value as of
	April 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$197,116	$—	$197,116
Municipal and pre-refunded municipal bonds	—	137,348	—	137,348
Commercial paper	—	7,789	—	7,789
Federal government agencies		338	—	338
US Treasury securities	—	12,744	—	12,744
Mutual funds, held in rabbi trust	11,437	—	—	11,437
Certificates of deposit	—	249	—	249
	$11,437	$355,584	$—	$367,021

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2023, January 31, 2023 and April 30, 2022.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2023, January 31, 2023 and April 30, 2022, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

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

5. Debt

On February 10, 2023, the Company and certain of its subsidiaries entered into the fourth amendment (the “Fourth Amendment”) to the Company’s amended and restated credit agreement (the “Amended Credit Agreement”), amending the Company’s asset-based revolving credit facility with its lenders, including JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and co-book managers along with Wells Fargo Bank, National Association. The Fourth Amendment permits the Company to purchase an equity membership interest in a federal low-income housing tax credit entity (the "Amended Credit Facility"). See Note 6, "Tax Credit Investment," for further discussion of the investment.

The Amended Credit Facility provides for loans and letters of credit up to $350,000, subject to a borrowing base that is comprised of the Company’s eligible accounts receivable and inventory and includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150,000. Borrowings under the Amended Credit Facility may be used for working capital and other general corporate purposes. The Amended Credit Facility matures in June 2027.

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

As of April 30, 2023, the Company had $0 in borrowings under the Amended Credit Facility. As of April 30, 2023, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,552. Interest expense for the

Amended Credit Facility was $239 and $257 for the three months ended April 30, 2023 and 2022, respectively, which was included in “Other income (loss), net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. During the three months ended April 30, 2023, interest expense related to the accretion of the liability was $2,159 and a net benefit of $1,796 was included in “Income tax expense” in the Condensed Consolidated Statements of Income. The carrying value of the investment is recorded in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Deferred rent and other liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at April 30, 2023:

April 30,
2023
Deferred income taxes and other assets	$78,143
Accrued expenses, accrued compensation and other current liabilities	5,193
Deferred rent and other liabilities	56,459

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2023 and 2022, was as follows:

	Three Months Ended
	April 30,
	2023	2022
Performance Stock Units	$1,320	$1,137
Restricted Stock Units	6,415	5,965
Total	$7,735	$7,102

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2023 was as follows:

	April 30, 2023
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	160,887	$26.96
Restricted Stock Units	891,029	$26.96
Total	1,051,916

During the three months ended April 30, 2023, 131,248 PSUs vested and 659,140 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2023 was as follows:

	April 30, 2023
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$8,962	2.3
Restricted Stock Units	47,705	2.3
Total	$56,667

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended
	April 30,
	2023	2022
Number of common shares repurchased and subsequently retired	—	2,422,058
Total cost	$—	$62,052
Average cost per share, including commissions	$—	$25.62

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of April 30, 2023, 19,156,390 common shares were remaining under the program.

During the three months ended April 30, 2023, the Company acquired and subsequently retired 293,262 common shares at a total cost of $7,850 from employees to meet payroll tax withholding requirements on vested awards. During the three months ended April 30, 2022, the Company acquired and subsequently retired 244,048 common shares at a total cost of $6,636 from employees to meet payroll tax withholding requirements on vested awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30, 2023
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income (loss) before reclassifications	3,177	2,119	5,296
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1
Net current-period other comprehensive income (loss)	3,177	2,120	5,297
Balance at end of period	$(39,647)	$(3,691)	$(43,338)

	Three Months Ended April 30, 2022
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(14,389)	(5,265)	(19,654)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(112)	(112)
Net current-period other comprehensive income (loss)	(14,389)	(5,377)	(19,766)
Balance at end of period	$(36,593)	$(8,003)	$(44,596)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other income (loss), net” in the Condensed Consolidated Statements of Income.

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended
	April 30,
	2023	2022
Basic weighted-average common shares outstanding	92,474,688	95,479,927
Effect of dilutive options, performance stock units and restricted stock units	1,346,604	867,284
Diluted weighted-average shares outstanding	93,821,292	96,347,211

For the three months ended April 30, 2023 and 2022, awards to purchase 120,000 common shares ranging in price from $28.47 to $46.42 and 200,000 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2023 and April 30, 2022, were 272,554 and 197,501 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment consists of the Anthropologie, Free People, FP Movement, Terrain and Urban Outfitters brands. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers.

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

The Company evaluates the performance of each segment based on the net sales and income from operations (excluding intercompany charges) of the segment. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases. Corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for the Retail and Wholesale segments are inventory and property and equipment. The principal identifiable assets for the Nuuly segment are rental product and property and equipment.

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

	Three Months Ended
	April 30,
	2023	2022
Net sales
Retail operations	$1,004,101	$963,435
Wholesale operations	63,415	69,071
Nuuly operations	51,470	22,849
Intersegment elimination	(5,312)	(3,421)
Total net sales	$1,113,674	$1,051,934
Income from operations
Retail operations	$83,230	$55,541
Wholesale operations	6,659	9,705
Nuuly operations	(271)	(3,751)
Intersegment elimination	(346)	413
Total segment operating income	89,272	61,908
General corporate expenses	(17,889)	(15,671)
Total income from operations	$71,383	$46,237

	April 30,	January 31,	April 30,
	2023	2023	2022
Inventory
Retail operations	$543,968	$529,853	$569,845
Wholesale operations	46,358	57,657	60,108
Total inventory	$590,326	$587,510	$629,953
Rental product, net (1)
Nuuly operations	$100,642	$90,934	$42,598
Total rental product, net	$100,642	$90,934	$42,598

(1)
Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,145,834	$1,138,487	$1,117,689
Wholesale operations	888	990	1,293
Nuuly operations	54,784	48,258	30,790
Total property and equipment, net	$1,201,506	$1,187,735	$1,149,772

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	April 30,
	2023		2022
Net sales
Apparel	$685,085	68%	$638,975	66%
Home	150,224	15%	162,810	17%
Accessories	121,711	12%	113,842	12%
Other	47,081	5%	47,808	5%
Retail operations	1,004,101	100%	963,435	100%
Apparel	52,621	91%	59,512	91%
Accessories	5,321	9%	5,963	9%
Other	161	0%	175	0%
Wholesale operations (1)	58,103	100%	65,650	100%
Nuuly operations	51,470		22,849
Total net sales	$1,113,674		$1,051,934

(1)
Net of intersegment elimination.

The Apparel category includes intimates and activewear. The Home category includes home furnishings, electronics, gifts and decorative items. The Accessories category includes footwear, jewelry and handbags. The Other category includes beauty and shipping and handling.

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2023	2023	2022
Property and equipment, net
Domestic operations	$1,045,656	$1,033,926	$983,569
Foreign operations	155,850	153,809	166,203
Total property and equipment, net	$1,201,506	$1,187,735	$1,149,772

	Three Months Ended
	April 30,
	2023	2022
Net Sales
Domestic operations	$979,606	$913,564
Foreign operations	134,068	138,370
Total net sales	$1,113,674	$1,051,934

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom’s withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war including geopolitical instability and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises (such as the coronavirus (COVID-19)), labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed on April 3, 2023. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment consists of our Anthropologie, Free People, FP Movement, Terrain and Urban Outfitters brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. The Wholesale segment consists of our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes. Our Nuuly segment consists of the Nuuly brand, which offers customers a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2024 will end on January 31, 2024, and our fiscal year 2023 ended on January 31, 2023.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 19.2% of consolidated net sales for the three months ended April 30, 2023, compared to approximately 24.7% for the comparable period in fiscal 2023. European Retail segment net sales accounted for 8.0% of consolidated net sales for the three months ended April 30, 2023, compared to approximately 8.9% for the comparable period in fiscal 2023.

The Anthropologie Group consists of the Anthropologie and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 41.0% of consolidated net sales for the three months ended April 30, 2023, compared to approximately 38.1% for the comparable period in fiscal 2023. European Retail segment net sales accounted for 1.5% of consolidated net sales for the three months ended April 30, 2023, compared to approximately 1.8% for the comparable period in fiscal 2023.

The Free People Group consists of the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. The Free People Group’s North American Retail segment net sales accounted for approximately 19.0% of consolidated net sales for the three months ended April 30, 2023, compared to approximately 16.8% for the comparable period in fiscal 2023. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for the three months ended April 30, 2023, and the comparable period in fiscal 2023.

Net sales from the Retail segment accounted for approximately 90.2% of consolidated net sales for the three months ended April 30, 2023, compared to 91.6% for the comparable period in fiscal 2023.

Store data for the three months ended April 30, 2023 was as follows:

	January 31,	Stores	Stores	April 30,
	2023	Opened	Closed	2023
Urban Outfitters
United States	183	—	(2)	181
Canada	18	—	—	18
Europe	62	—	(1)	61
Urban Outfitters Global Total	263	—	(3)	260
Anthropologie Group
United States	207	—	(1)	206
Canada	10	—	—	10
Europe	21	—	—	21
Anthropologie Group Global Total	238	—	(1)	237
Free People Group
United States (1)	174	4	—	178
Canada	3	—	—	3
Europe	11	1	—	12
Free People Group Global Total	188	5	—	193
Menus & Venues (2)
United States	11	—	(1)	10
Menus & Venues Total	11	—	(1)	10
Total Company-Owned Stores	700	5	(5)	700
Franchisee-Owned Stores (3)	8	1	—	9
Total URBN	708	6	(5)	709
(1)
Two FP Movement stores were opened during the three months ended April 30, 2023. 33 FP Movement stores were open as of April 30, 2023.
(2)
The Menus & Venues brand includes various casual restaurants and event venues.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of April 30, 2023 and 2022 was as follows:

	April 30,	April 30,
	2023	2022	Change
Selling square footage (in thousands):
Urban Outfitters	2,249	2,270	-0.9%
Anthropologie Group	1,805	1,810	-0.3%
Free People Group (1)	404	368	9.8%
Total URBN (2)	4,458	4,448	0.2%
(1)
Selling square footage for FP Movement was 44 and 27 as of April 30, 2023 and 2022, respectively.
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

Projected openings and closings for fiscal 2024 are as follows:

	January 31,	Projected	Projected	January 31,
	2023	Openings	Closings	2024
Urban Outfitters	263	7	(12)	258
Anthropologie Group	238	10	(7)	241
Free People Group (1)	188	15	(4)	199
Menus & Venues	11	1	(1)	11
Total Company-Owned Stores	700	33	(24)	709
Franchisee-Owned Stores	8	1	—	9
Total URBN	708	34	(24)	718
(1)
Includes eight FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment consists of the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People Group brand and the BDG and “iets frans” brand apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.2% of consolidated net sales for the three months ended April 30, 2023, compared to 6.2% for the comparable period in fiscal 2023.

Nuuly Segment

Our Nuuly segment consists of the Nuuly brand. Nuuly Rent is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Nuuly segment net sales accounted for approximately 4.6% of consolidated net sales for the three months ended April 30, 2023, compared to approximately 2.2% for the comparable period in fiscal 2023.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on April 3, 2023. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2023.

Results of Operations

As a Percentage of Net Sales

The table below sets forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The table should be read in conjunction with the discussion that follows.

Three Months Ended April 30, 2023 (Fiscal 2024) Compared To

Three Months Ended April 30, 2022 (Fiscal 2023)

(amounts in millions)	Three Months Ended
	April 30,
	2023		2022
Net sales	$1,113.7	100.0%	$1,051.9	100.0%
Cost of sales	742.5	66.7	728.6	69.3
Gross profit	371.2	33.3	323.3	30.7
Selling, general and administrative expenses	299.8	26.9	277.1	26.3
Income from operations	71.4	6.4	46.2	4.4
Other income (loss), net	1.0	0.1	(2.0)	(0.2)
Income before income taxes	72.4	6.5	44.2	4.2
Income tax expense	19.6	1.8	12.7	1.2
Net income	$52.8	4.7%	$31.5	3.0%

Net sales for the first quarter of fiscal 2024 were $1.11 billion, compared to $1.05 billion in the first quarter of fiscal 2023. The $61.7 million increase was attributable to a $40.6 million, or 4.2%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $28.6 million, or 125.3%, partially offset by a $7.5 million, or 11.5%, decrease in Wholesale segment net sales. Retail segment net sales for the first quarter of fiscal 2024 accounted for 90.2% of total net sales compared to 91.6% of total net sales in the first quarter of fiscal 2023.

The increase in our Retail segment net sales during the first quarter of fiscal 2024 was due to an increase of $41.9 million, or 4.5%, in Retail segment comparable net sales, partially offset by a decrease of $1.3 million in non-comparable net sales. Retail segment comparable net sales increased 17.4% at the Free People Group and 13.4% at the Anthropologie Group and decreased 13.1% at Urban Outfitters. Retail segment comparable net sales increased in North America and decreased in Europe. The overall increase in Retail segment comparable net sales was driven by high single-digit positive digital channel sales and low single-digit positive retail store sales. The digital channel net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as higher store traffic and average unit retail price were partially offset by a decrease in conversion rate, units per transaction and transactions. The decrease in non-comparable net sales during the first quarter of fiscal 2024 was primarily due to the negative impact of foreign currency translation, partially offset by the 38 new Company-owned stores and restaurants opened and 20 Company-owned stores and restaurants closed since the prior comparable period.

The decrease in Wholesale segment net sales in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, was due to a $8.9 million, or 14.4%, decrease in sales for the Free People Group, partially offset by a $1.3 million increase in Urban Outfitters wholesale sales. The Free People Group wholesale sales decrease was primarily due to a decrease in sales to department stores and specialty stores. The increase in Nuuly segment net sales was due to a 118% increase in our subscribers as of the current quarter end versus the end of the prior year's comparable quarter.

Gross profit percentage for the first quarter of fiscal 2024 increased to 33.3% of net sales, from 30.7% of net sales in the first quarter of fiscal 2023. Gross profit increased to $371.2 million in the first quarter of fiscal 2024 from $323.3 million in the first quarter of fiscal 2023. The increase in gross profit rate was primarily due to higher initial merchandise markups at all three brands primarily driven by lower inbound transportation costs due in part to the adverse impact COVID-19 had on the global supply chain environment in the prior year period. Gross profit rate also benefitted from lower merchandise markdowns at the Anthropologie Group and Free People Group brands. The increase in gross profit dollars was due to higher net sales and improved gross profit rate.

Total inventory at April 30, 2023, as compared to April 30, 2022, decreased by $39.6 million, or 6.3%, to $590.3 million. Retail segment inventory decreased by 4.5% primarily due to better inventory control supported by a more reliable supply chain. Wholesale segment inventory decreased by 22.9% in line with the reduction in wholesale sales.

Selling, general and administrative expenses increased by $22.8 million, or 8.2%, in the first quarter of fiscal 2024, compared to the first quarter of fiscal 2023. Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of fiscal 2024 to 26.9% of net sales, compared to 26.3% of net sales for the first quarter of fiscal 2023. The deleverage in selling, general and administrative expenses as a rate to sales and the dollar growth in selling, general and administrative expenses were primarily related to higher compensation costs, including higher incentive-based compensation costs due to improved Company performance. The dollar growth in selling, general and administrative expenses was also driven by increased marketing expenses to support increased sales and customer growth.

Income from operations was 6.4% of net sales, or $71.4 million, for the first quarter of fiscal 2024 compared to 4.4% of net sales, or $46.2 million, for the first quarter of fiscal 2023. The increase in operating income rate was primarily due to the higher gross profit rate. The increase in dollars was primarily driven by the increase in net sales and the higher gross profit rate.

Our effective tax rate for the first quarter of fiscal 2024 was 27.1% compared to 28.7% in the first quarter of fiscal 2023. The change in effective tax rate for the three months ended April 30, 2023 was attributable to the ratio of foreign taxable earnings to global taxable earnings and the favorable impact of general business credits in the current year.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	April 30,	January 31,	April 30,
	2023	2023	2022
Cash, cash equivalents and marketable securities	$467.6	$485.5	$438.7
Working capital	373.6	347.3	288.0

	April 30,
	2023	2022
Net cash provided by (used in) operating activities	$36.3	$(79.6)
Net cash (used in) provided by investing activities	(57.5)	13.6
Net cash used in financing activities	(8.3)	(68.7)

The increase in working capital as of April 30, 2023, as compared to January 31, 2023, was primarily due to the timing of accounts receivable. The increase in working capital as of April 30, 2023, as compared to April 30, 2022, was primarily due to the increase in cash, cash equivalents and current marketable securities.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, expand our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The change in cash provided by operating activities in the first three months of fiscal 2024 compared to cash used in operating activities in the first three months of fiscal 2023 was primarily due to lower inventory purchases in the first three months of fiscal 2024, the timing of disbursements and higher net income.

Cash Flows from Investing Activities

Cash used in investing activities in the first three months of fiscal 2024 primarily related to purchases of marketable securities, property and equipment and the initial cash payment for a tax credit investment, partially offset by the sales and maturities of marketable securities. Cash provided by investing activities in the first three months of fiscal 2023 primarily related to the sales and maturities of marketable securities, partially offset by purchases of property and equipment and marketable securities. Cash paid for property and equipment in the first three months of fiscal 2024 and 2023 was $32.9 million and $73.7 million, respectively, which was primarily used to expand our store base and fulfillment center network in fiscal 2024 and our fulfillment center network in fiscal 2023.

Cash Flows from Financing Activities

Cash used in financing activities in the first three months of fiscal 2024 primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested awards. Cash used in financing activities in the first three months of 2023 primarily related to repurchases of our common shares under our share repurchase programs and from employees to meet payroll tax withholding requirements on vested awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2024, we plan to complete construction on a new omni-channel fulfillment center in Kansas City, Kansas, open approximately 33 new Company-owned retail locations, expand or relocate certain existing retail locations, increase capacity at our Bristol, Pennsylvania Nuuly fulfillment center and invest in a new Nuuly fulfillment center in Raymore, Missouri in response to growth in the number of Nuuly subscribers, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2024, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2024 to be approximately $230 million, primarily to support new and expanded fulfillment and distribution centers and new store openings. All fiscal 2024 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors since January 31, 2023. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on April 3, 2023, for our risk factors.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2023, filed with the Securities and Exchange Commission on June 9, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2023	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 9, 2023	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer