Form 10-Q
period 2023-07-31
URBAN OUTFITTERS INC
filed 2023-09-11
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2023

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

Common shares, $0.0001 par value—92,774,395 shares outstanding on September 5, 2023.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$224,744	$201,260	$91,665
Marketable securities	250,832	181,378	160,020
Accounts receivable, net of allowance for doubtful accounts of $1,481, $1,496 and $1,201, respectively	79,118	70,339	97,374
Inventory	586,514	587,510	697,474
Prepaid expenses and other current assets	224,254	197,232	220,901
Total current assets	1,365,462	1,237,719	1,267,434
Property and equipment, net	1,222,343	1,187,735	1,150,247
Operating lease right-of-use assets	961,458	959,436	927,685
Marketable securities	122,356	102,844	152,528
Deferred income taxes and other assets	298,317	195,178	155,538
Total Assets	$3,969,936	$3,682,912	$3,653,432
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270,464	$257,620	$347,805
Current portion of operating lease liabilities	227,669	232,672	222,430
Accrued expenses, accrued compensation and other current liabilities	459,343	400,082	396,650
Total current liabilities	957,476	890,374	966,885
Non-current portion of operating lease liabilities	882,841	884,696	868,686
Deferred rent and other liabilities	162,228	115,159	110,669
Total Liabilities	2,002,545	1,890,229	1,946,240
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,773,249, 92,180,709 and 92,173,342 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	23,214	15,248	—
Retained earnings	1,982,970	1,826,061	1,757,368
Accumulated other comprehensive loss	(38,802)	(48,635)	(50,185)
Total Shareholders’ Equity	1,967,391	1,792,683	1,707,192
Total Liabilities and Shareholders’ Equity	$3,969,936	$3,682,912	$3,653,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net sales	$1,272,195	$1,183,388	$2,385,869	$2,235,322
Cost of sales	816,614	808,836	1,559,057	1,537,469
Gross profit	455,581	374,552	826,812	697,853
Selling, general and administrative expenses	323,483	288,734	623,331	565,798
Income from operations	132,098	85,818	203,481	132,055
Other income (loss), net	3,399	(2,262)	4,418	(4,251)
Income before income taxes	135,497	83,556	207,899	127,804
Income tax expense	31,405	24,083	50,990	36,798
Net income	$104,092	$59,473	$156,909	$91,006
Net income per common share:
Basic	$1.12	$0.64	$1.69	$0.97
Diluted	$1.10	$0.64	$1.67	$0.96
Weighted-average common shares outstanding:
Basic	92,741,888	93,041,310	92,610,499	94,240,412
Diluted	94,228,185	93,648,214	94,026,950	94,977,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net income	$104,092	$59,473	$156,909	$91,006
Other comprehensive income (loss):
Foreign currency translation	4,515	(6,243)	7,692	(20,632)
Change in unrealized gains (losses) on marketable securities, net of tax	21	654	2,141	(4,723)
Total other comprehensive income (loss)	4,536	(5,589)	9,833	(25,355)
Comprehensive income	$108,628	$53,884	$166,742	$65,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2023	92,677,835	$9	$15,133	$1,878,878	$(43,338)	$1,850,682
Comprehensive income	—	—	—	104,092	4,536	108,628
Share-based compensation	—	—	7,821	—	—	7,821
Share-based awards	105,731	—	594	—	—	594
Share repurchases	(10,317)	—	(334)	—	—	(334)
Balances as of July 31, 2023	92,773,249	$9	$23,214	$1,982,970	$(38,802)	$1,967,391

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2022	94,434,621	$9	$—	$1,740,508	$(44,596)	$1,695,921
Comprehensive income	—	—	—	59,473	(5,589)	53,884
Share-based compensation	—	—	7,007	—	—	7,007
Share-based awards	54,532	—	376	—	—	376
Share repurchases	(2,315,811)	—	(7,383)	(42,613)	—	(49,996)
Balances as of July 31, 2022	92,173,342	$9	$—	$1,757,368	$(50,185)	$1,707,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2023	92,180,709	$9	$15,248	$1,826,061	$(48,635)	$1,792,683
Comprehensive income	—	—	—	156,909	9,833	166,742
Share-based compensation	—	—	15,556	—	—	15,556
Share-based awards	896,119	—	594	—	—	594
Share repurchases	(303,579)	—	(8,184)	—	—	(8,184)
Balances as of July 31, 2023	92,773,249	$9	$23,214	$1,982,970	$(38,802)	$1,967,391

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740
Comprehensive income	—	—	—	91,006	(25,355)	65,651
Share-based compensation	—	—	14,109	—	—	14,109
Share-based awards	724,215	—	376	—	—	376
Share repurchases	(4,981,917)	(1)	(14,485)	(104,198)	—	(118,684)
Balances as of July 31, 2022	92,173,342	$9	$—	$1,757,368	$(50,185)	$1,707,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net income	$156,909	$91,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,471	52,383
Non-cash lease expense	101,277	94,821
Provision for deferred income taxes	526	6,136
Share-based compensation expense	15,556	14,109
Amortization of tax credit investment	7,953	—
Loss on disposition of property and equipment, net	146	284
Changes in assets and liabilities:
Receivables	(8,160)	(34,607)
Inventory	3,299	(134,092)
Prepaid expenses and other assets	(48,256)	(36,593)
Payables, accrued expenses and other liabilities	54,573	37,088
Operating lease liabilities	(120,047)	(122,198)
Net cash provided by (used in) operating activities	211,247	(31,663)
Cash flows from investing activities:
Cash paid for property and equipment	(78,517)	(105,652)
Cash paid for marketable securities	(229,446)	(22,973)
Sales and maturities of marketable securities	149,921	164,314
Initial cash payment for tax credit investment	(20,000)	—
Net cash (used in) provided by investing activities	(178,042)	35,689
Cash flows from financing activities:
Proceeds from the exercise of stock options	594	376
Share repurchases related to share repurchase program	—	(112,016)
Share repurchases related to taxes for share-based awards	(8,184)	(6,668)
Tax credit investment liability payments	(1,724)	—
Net cash used in financing activities	(9,314)	(118,308)
Effect of exchange rate changes on cash and cash equivalents	(407)	(628)
Increase (decrease) in cash and cash equivalents	23,484	(114,910)
Cash and cash equivalents at beginning of period	201,260	206,575
Cash and cash equivalents at end of period	$224,744	$91,665
Supplemental cash flow information:
Cash paid during the year for income taxes	$24,801	$21,532
Non-cash investing activities—Accrued capital expenditures	$16,011	$21,960
Right-of-use assets obtained in exchange for operating lease liabilities	$113,184	$45,509
Non-cash investing activities—Accrued tax credit investment installments	$62,120	$—

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card, debit card and alternative payment method transactions throughout all segments and sales to the Company’s Wholesale segment customers and franchisees. For the six month period ended July 31, 2023, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $70,339 and $79,118, respectively. For the six month period ended July 31, 2022, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $63,760 and $97,374, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2023, the opening and closing balances of contract liabilities were $82,867 and $73,065, respectively. For the six month period ended July 31, 2022, the opening and closing balances of contract liabilities were $78,717 and $70,369, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2023, the Company recognized $27,085 of revenue that was included in the contract liability balance at the beginning of the period. During the six month period ended July 31, 2022, the Company recognized $27,009 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2023, January 31, 2023 and July 31, 2022 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2023
Short-term Investments:
Corporate bonds	$96,902	$1	$(1,239)	$95,664
Federal government agencies	47,287	—	(163)	47,124
Municipal and pre-refunded municipal bonds	48,350	—	(670)	47,680
Commercial paper	41,719	—	—	41,719
US Treasury securities	18,661	—	(16)	18,645
	252,919	1	(2,088)	250,832
Long-term Investments:
Corporate bonds	47,835	—	(1,745)	46,090
Federal government agencies	44,914	—	(464)	44,450
Municipal and pre-refunded municipal bonds	13,980	—	(469)	13,511
US Treasury securities	2,969	—	(61)	2,908
Mutual funds, held in rabbi trust	12,941	1,027	(70)	13,898
Certificates of deposit	1,499	—	—	1,499
	124,138	1,027	(2,809)	122,356
	$377,057	$1,028	$(4,897)	$373,188
As of January 31, 2023
Short-term Investments:
Corporate bonds	$83,184	$—	$(947)	$82,237
Federal government agencies	6,501	—	(1)	6,500
Municipal and pre-refunded municipal bonds	48,141	—	(688)	47,453
Commercial paper	21,636	—	—	21,636
US Treasury securities	23,561	1	(10)	23,552
	183,023	1	(1,646)	181,378
Long-term Investments:
Corporate bonds	62,594	22	(3,319)	59,297
Federal government agencies	9,021	13	(2)	9,032
Municipal and pre-refunded municipal bonds	23,437	5	(1,154)	22,288
Mutual funds, held in rabbi trust	13,402	—	(1,424)	11,978
Certificates of deposit	249	—	—	249
	108,703	40	(5,899)	102,844
	$291,726	$41	$(7,545)	$284,222

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2022
Short-term Investments:
Corporate bonds	$76,652	$—	$(1,211)	$75,441
Municipal and pre-refunded municipal bonds	75,518	—	(595)	74,923
US Treasury securities	9,749	—	(93)	9,656
	161,919	—	(1,899)	160,020
Long-term Investments:
Corporate bonds	96,086	—	(4,160)	91,926
Federal government agencies	350	—	(12)	338
Municipal and pre-refunded municipal bonds	47,437	—	(1,858)	45,579
US Treasury securities	3,229	—	(129)	3,100
Mutual funds, held in rabbi trust	12,361	—	(1,025)	11,336
Certificates of deposit	249	—	—	249
	159,712	—	(7,184)	152,528
	$321,631	$—	$(9,083)	$312,548

Proceeds from the sales and maturities of available-for-sale securities were $149,921 and $164,314 for the six months ended July 31, 2023 and 2022, respectively. The Company included in “Other income (loss), net,” in the Condensed Consolidated Statements of Income, a net realized loss of $7 and $6 for the three and six months ended July 31, 2023, respectively, and a net realized loss of $222 and $334 for the three and six months ended July 31, 2022, respectively. Amortization of discounts and premiums, net, was $894 and $1,172 for the three and six months ended July 31, 2023, respectively, and $1,225 and $2,882 for the three and six months ended July 31, 2022, respectively. Amortization of discounts and premiums, net, is included in “Other income (loss), net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (loss), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,754	$—	$141,754
Federal government agencies	—	91,574	—	91,574
Municipal and pre-refunded municipal bonds	—	61,191	—	61,191
Commercial paper	—	41,719	—	41,719
US Treasury securities	—	21,553	—	21,553
Mutual funds, held in rabbi trust	13,898	—	—	13,898
Certificates of deposit	—	1,499	—	1,499
	$13,898	$359,290	$—	$373,188

	Marketable Securities Fair Value as of
	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,534	$—	$141,534
Federal government agencies	—	15,532	—	15,532
Municipal and pre-refunded municipal bonds	—	69,741	—	69,741
Commercial paper	—	21,636	—	21,636
US Treasury securities	—	23,552	—	23,552
Mutual funds, held in rabbi trust	11,978	—	—	11,978
Certificates of deposit	—	249	—	249
	$11,978	$272,244	$—	$284,222

	Marketable Securities Fair Value as of
	July 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$167,367	$—	$167,367
Federal government agencies		338	—	338
Municipal and pre-refunded municipal bonds	—	120,502	—	120,502
US Treasury securities	—	12,756	—	12,756
Mutual funds, held in rabbi trust	11,336	—	—	11,336
Certificates of deposit	—	249	—	249
	$11,336	$301,212	$—	$312,548

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2023, January 31, 2023 and July 31, 2022.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2023, January 31, 2023 and July 31, 2022, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

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

5. Debt

On February 10, 2023, the Company and certain of its subsidiaries entered into the fourth amendment (the “Fourth Amendment”) to the Company’s amended and restated credit agreement (the “Amended Credit Agreement”), amending the Company’s asset-based revolving credit facility with its lenders, including JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and co-book managers along with Wells Fargo Bank, National Association (the "Amended Credit Facility"). The Fourth Amendment permits the Company to purchase an equity membership interest in a federal low-income housing tax credit entity. See Note 6, "Tax Credit Investment," for further discussion of the investment.

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

As of July 31, 2023, the Company had $0 in borrowings under the Amended Credit Facility. As of July 31, 2023, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,637. Interest expense for the

Amended Credit Facility was $483 and $511 for the six months ended July 31, 2023 and 2022, respectively, which was included in “Other income (loss), net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. During the six months ended July 31, 2023, interest expense related to the accretion of the liability was $3,531 and a net benefit of $3,426 was included in “Income tax expense” in the Condensed Consolidated Statements of Income. The carrying value of the investment is recorded in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Deferred rent and other liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at July 31, 2023:

July 31,
2023
Deferred income taxes and other assets	$74,167
Accrued expenses, accrued compensation and other current liabilities	5,308
Deferred rent and other liabilities	55,088

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2023 and 2022, was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Performance Stock Units	$1,231	$1,280	$2,551	$2,417
Restricted Stock Units	6,590	5,727	13,005	11,692
Total	$7,821	$7,007	$15,556	$14,109

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2023 was as follows:

	Six Months Ended
	July 31, 2023
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	160,887	$26.96
Restricted Stock Units	945,887	$27.23
Total	1,106,774

During the six months ended July 31, 2023, 25,000 stock options were exercised, 131,248 PSUs vested and 739,871 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2023 was as follows:

	July 31, 2023
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$7,731	2.1
Restricted Stock Units	42,119	2.1
Total	$49,850

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Number of common shares repurchased and subsequently retired	—	2,314,347	—	4,736,405
Total cost	$—	$49,964	$—	$112,016
Average cost per share, including commissions	$—	$21.59	$—	$23.65

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of July 31, 2023, 19,156,390 common shares were remaining under the program.

During the six months ended July 31, 2023, the Company acquired and subsequently retired 303,579 common shares at a total cost of $8,184 from employees to meet payroll tax withholding requirements on vested share-based awards. During the six months ended July 31, 2022, the Company acquired and subsequently retired 245,512 common shares at a total cost of $6,668 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended July 31, 2023			Six Months Ended July 31, 2023
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(39,647)	$(3,691)	$(43,338)	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income (loss) before reclassifications	4,515	28	4,543	7,692	2,147	9,839
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(7)	—	(6)	(6)
Net current-period other comprehensive income (loss)	4,515	21	4,536	7,692	2,141	9,833
Balance at end of period	$(35,132)	$(3,670)	$(38,802)	$(35,132)	$(3,670)	$(38,802)

	Three Months Ended July 31, 2022			Six Months Ended July 31, 2022
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(36,593)	$(8,003)	$(44,596)	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(6,243)	876	(5,367)	(20,632)	(4,389)	(25,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(222)	(222)	—	(334)	(334)
Net current-period other comprehensive income (loss)	(6,243)	654	(5,589)	(20,632)	(4,723)	(25,355)
Balance at end of period	$(42,836)	$(7,349)	$(50,185)	$(42,836)	$(7,349)	$(50,185)

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

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Basic weighted-average common shares outstanding	92,741,888	93,041,310	92,610,499	94,240,412
Effect of dilutive options, performance stock units and restricted stock units	1,486,297	606,904	1,416,451	737,093
Diluted weighted-average shares outstanding	94,228,185	93,648,214	94,026,950	94,977,505

For the three months ended July 31, 2023 and 2022, awards to purchase 40,000 common shares at a price of $46.42 and 205,000 common shares ranging in price from $23.74 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the six months ended July 31, 2023 and 2022, awards to purchase 80,000 common shares ranging in price from $28.47 to $46.42 and 202,500 common shares ranging in price from $23.74 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2023 and July 31, 2022, were 272,554 and 167,500 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment includes the Anthropologie, Free People, FP Movement, Terrain and Urban Outfitters brands. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers.

The Company’s Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment.

The Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net sales
Retail operations	$1,160,089	$1,095,191	$2,164,190	$2,058,626
Wholesale operations	60,768	61,900	124,183	130,971
Nuuly operations	55,793	28,776	107,263	51,625
Intersegment elimination	(4,455)	(2,479)	(9,767)	(5,900)
Total net sales	$1,272,195	$1,183,388	$2,385,869	$2,235,322
Income from operations
Retail operations	$144,034	$96,292	$227,264	$151,833
Wholesale operations	6,726	7,534	13,385	17,239
Nuuly operations	(2,439)	(2,379)	(2,710)	(6,130)
Intersegment elimination	(66)	177	(412)	590
Total segment operating income	148,255	101,624	237,527	163,532
General corporate expenses	(16,157)	(15,806)	(34,046)	(31,477)
Total income from operations	$132,098	$85,818	$203,481	$132,055

	July 31,	January 31,	July 31,
	2023	2023	2022
Inventory
Retail operations	$535,940	$529,853	$623,562
Wholesale operations	50,574	57,657	73,912
Total inventory	$586,514	$587,510	$697,474
Rental product, net (1)
Nuuly operations	$119,079	$90,934	$59,236
Total rental product, net	$119,079	$90,934	$59,236

(1)
Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,153,705	$1,138,487	$1,114,792
Wholesale operations	881	990	1,174
Nuuly operations	67,757	48,258	34,281
Total property and equipment, net	$1,222,343	$1,187,735	$1,150,247

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	July 31,
	2023		2022
Net sales
Apparel	$797,235	69%	$721,966	66%
Home	169,403	14%	193,098	18%
Accessories	138,928	12%	133,783	12%
Other	54,523	5%	46,344	4%
Retail operations	1,160,089	100%	1,095,191	100%
Apparel	52,436	93%	54,215	91%
Accessories	2,698	5%	5,011	9%
Other	1,179	2%	195	0%
Wholesale operations (1)	56,313	100%	59,421	100%
Nuuly operations	55,793		28,776
Total net sales	$1,272,195		$1,183,388

	Six Months Ended
	July 31,
	2023		2022
Net sales
Apparel	$1,482,320	68%	$1,360,941	66%
Home	319,627	15%	355,908	17%
Accessories	260,639	12%	247,625	12%
Other	101,604	5%	94,152	5%
Retail operations	2,164,190	100%	2,058,626	100%
Apparel	105,057	92%	113,727	91%
Accessories	8,019	7%	10,974	9%
Other	1,340	1%	370	0%
Wholesale operations (1)	114,416	100%	125,071	100%
Nuuly operations	107,263		51,625
Total net sales	$2,385,869		$2,235,322

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2023	2023	2022
Property and equipment, net
Domestic operations	$1,064,868	$1,033,926	$990,457
Foreign operations	157,475	153,809	159,790
Total property and equipment, net	$1,222,343	$1,187,735	$1,150,247

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net Sales
Domestic operations	$1,104,399	$1,022,318	$2,084,005	$1,935,882
Foreign operations	167,796	161,070	301,864	299,440
Total net sales	$1,272,195	$1,183,388	$2,385,869	$2,235,322

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

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment includes our Anthropologie, Free People, FP Movement, Terrain and Urban Outfitters brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. The Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes. Our Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion. Nuuly Rent is a monthly women’s apparel subscription rental service.

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

We monitor Retail segment metrics including customer traffic, conversion rates, average units per transaction at our stores and on our websites and mobile applications. We also monitor average unit selling price and transactions at our stores and average order value on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 18.6% of consolidated net sales for the six months ended July 31, 2023, compared to approximately 24.4% for the comparable period in fiscal 2023. European Retail segment net sales accounted for approximately 8.4% of consolidated net sales for the six months ended July 31, 2023, compared to approximately 9.0% for the comparable period in fiscal 2023.

The Anthropologie Group includes the Anthropologie and Terrain brands. Merchandise at the Anthropologie brand is tailored to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. The Anthropologie Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. The Anthropologie Group’s North American Retail segment net sales accounted for approximately 40.6% of consolidated net sales for the six months ended July 31, 2023, compared to approximately 38.4% for the comparable period in fiscal 2023. European Retail segment net sales accounted for approximately 1.5% of consolidated net sales for the six months ended July 31, 2023, compared to approximately 1.8% for the comparable period in fiscal 2023.

The Free People Group includes the Free People and FP Movement brands. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People Group stores are located in enclosed malls, upscale street locations and specialty centers. The Free People Group operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. The Free People Group also offers catalogs that market select merchandise, most of which is also available in our Free People and FP Movement stores. The Free People Group’s North American Retail segment net sales accounted for approximately 20.0% of consolidated net sales for the six months ended July 31, 2023, compared to approximately 17.1% for the comparable period in fiscal 2023. European Retail segment net sales accounted for approximately 1.0% of consolidated net sales for the six months ended July 31, 2023, compared to less than 1.0% for the comparable period in fiscal 2023.

Net sales from the Retail segment accounted for approximately 90.7% of consolidated net sales for the six months ended July 31, 2023, compared to 92.1% for the comparable period in fiscal 2023.

Store data for the six months ended July 31, 2023 was as follows:

	January 31,	Stores	Stores	July 31,
	2023	Opened	Closed	2023
Urban Outfitters
United States	183	—	(2)	181
Canada	18	1	—	19
Europe	62	3	(1)	64
Urban Outfitters Global Total	263	4	(3)	264
Anthropologie Group
United States	207	2	(3)	206
Canada	10	—	—	10
Europe	21	—	—	21
Anthropologie Group Global Total	238	2	(3)	237
Free People Group
United States (1)	174	8	(1)	181
Canada	3	—	—	3
Europe	11	1	—	12
Free People Group Global Total	188	9	(1)	196
Menus & Venues (2)
United States	11	1	(1)	11
Menus & Venues Total	11	1	(1)	11
Total Company-Owned Stores	700	16	(8)	708
Franchisee-Owned Stores (3)	8	1	—	9
Total URBN	708	17	(8)	717
(1)
Five FP Movement stores were opened during the six months ended July 31, 2023. 36 FP Movement stores were open as of July 31, 2023.
(2)
Menus & Venues includes various casual restaurants and event venues.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of July 31, 2023 and 2022 was as follows:

	July 31,	July 31,
	2023	2022	Change
Selling square footage (in thousands):
Urban Outfitters	2,275	2,263	0.5%
Anthropologie Group	1,806	1,821	-0.8%
Free People Group (1)	407	384	6.0%
Total URBN (2)	4,488	4,468	0.4%
(1)
Selling square footage for FP Movement was 47 and 33 as of July 31, 2023 and 2022, respectively.
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

Projected openings and closings for fiscal 2024 are as follows:

	January 31,	Projected	Projected	January 31,
	2023	Openings	Closings	2024
Urban Outfitters	263	8	(11)	260
Anthropologie Group	238	7	(5)	240
Free People Group (1)	188	12	(4)	196
Menus & Venues	11	1	(1)	11
Total Company-Owned Stores	700	28	(21)	707
Franchisee-Owned Stores	8	1	—	9
Total URBN	708	29	(21)	716
(1)
Includes six FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 4.8% of consolidated net sales for the six months ended July 31, 2023, compared to 5.6% for the comparable period in fiscal 2023.

Nuuly Segment

Our Nuuly segment includes the Nuuly brand. Nuuly Rent is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Nuuly segment net sales accounted for approximately 4.5% of consolidated net sales for the six months ended July 31, 2023, compared to approximately 2.3% for the comparable period in fiscal 2023.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on April 3, 2023. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2023.

Results of Operations

As a Percentage of Net Sales

The table below sets forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The table should be read in conjunction with the discussion that follows.

Three Months Ended July 31, 2023 (Fiscal 2024) Compared To

Three Months Ended July 31, 2022 (Fiscal 2023)

(amounts in millions)	Three Months Ended
	July 31,
	2023		2022
Net sales	$1,272.2	100.0%	$1,183.4	100.0%
Cost of sales	816.6	64.2	808.8	68.3
Gross profit	455.6	35.8	374.6	31.7
Selling, general and administrative expenses	323.5	25.4	288.8	24.4
Income from operations	132.1	10.4	85.8	7.3
Other income (loss), net	3.4	0.3	(2.2)	(0.2)
Income before income taxes	135.5	10.7	83.6	7.1
Income tax expense	31.4	2.5	24.1	2.1
Net income	$104.1	8.2%	$59.5	5.0%

Net sales for the second quarter of fiscal 2024 were $1.27 billion, compared to $1.18 billion in the second quarter of fiscal 2023. The $88.8 million increase was attributable to a $64.9 million, or 5.9%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $27.0 million, or 93.9%, partially offset by a $3.1 million, or 5.2%, decrease in Wholesale segment net sales.

The increase in our Retail segment net sales during the second quarter of fiscal 2024 was due to an increase of $51.9 million, or 4.9%, in Retail segment comparable net sales, and an increase of $13.0 million in non-comparable net sales. Retail segment comparable net sales increased 26.9% at the Free People Group and 10.6% at the Anthropologie Group and decreased 14.1% at Urban Outfitters. Retail segment comparable net sales increased in North America and were flat in Europe. The overall increase in Retail segment comparable net sales was driven by mid-single-digit positive growth in both retail store sales and digital channel sales. Comparable store net sales increased as higher store traffic and average unit retail price were partially offset by decreases in units per transaction, conversion rate and transactions. The digital channel comparable net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. The increase in non-comparable net sales during the second quarter of fiscal 2024 was primarily due to the 44 new Company-owned stores and restaurants opened and 20 Company-owned stores and restaurants closed since the prior comparable period and the positive impact of foreign currency translation.

The decrease in Wholesale segment net sales in the second quarter of fiscal 2024, as compared to the second quarter of fiscal 2023, was due to a $3.6 million, or 6.5%, decrease in sales for the Free People Group, partially offset by a $0.5 million increase in Urban Outfitters wholesale sales. The Free People Group wholesale sales decrease was primarily due to a decrease in sales to department stores. The increase in Nuuly segment net sales was driven by an 85% increase in our subscribers compared to the end of the prior year's comparable quarter.

Gross profit percentage for the second quarter of fiscal 2024 increased to 35.8% of net sales from 31.7% of net sales in the second quarter of fiscal 2023. Gross profit increased to $455.6 million in the second quarter of fiscal 2024 from $374.6 million in the second quarter of fiscal 2023. The increase in gross profit rate was primarily due to higher initial merchandise markups and lower merchandise markdowns at all three Retail segment brands. Higher initial merchandise markups were primarily driven by lower inbound transportation costs as a result of the improved global supply chain environment, which was negatively impacted by COVID-19 in the prior year period. The increase in gross profit dollars was due to the improved gross profit rate and higher net sales.

Total inventory at July 31, 2023, as compared to July 31, 2022, decreased by $111.0 million, or 15.9%, to $586.5 million. Retail segment inventory decreased by 14.1% primarily due to improved inventory control supported by a more reliable supply chain. Wholesale segment inventory decreased by 31.6% due to improved inventory control and a reduction in wholesale sales.

Selling, general and administrative expenses increased by $34.7 million, or 12.0%, in the second quarter of fiscal 2024, compared to the second quarter of fiscal 2023. Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2024 to 25.4% of net sales, compared to 24.4% of net sales for the second quarter of fiscal 2023. The deleverage in selling, general and administrative expenses as a rate to sales was primarily related to higher incentive-based compensation costs due to improved Company performance and increased marketing and creative expenses to support increased sales and customer growth. The dollar growth in selling, general and administrative expenses was primarily related to higher compensation costs, including higher incentive-based compensation costs due to improved Company performance, as well as increased marketing and creative expenses to support increased sales and customer growth.

Income from operations was 10.4% of net sales, or $132.1 million, for the second quarter of fiscal 2024 compared to 7.3% of net sales, or $85.8 million, for the second quarter of fiscal 2023. The increase in operating income was primarily driven by the increase in gross profit. The increase in operating income rate was primarily due to the higher gross profit rate.

Our effective tax rate for the second quarter of fiscal 2024 was 23.2% compared to 28.8% in the second quarter of fiscal 2023. The change in effective tax rate for the three months ended July 31, 2023 was attributable to the ratio of foreign taxable earnings to global taxable earnings and the favorable impact of general business credits in the current year.

Six Months Ended July 31, 2023 (Fiscal 2024) Compared To

Six Months Ended July 31, 2022 (Fiscal 2023)

(amounts in millions)	Six Months Ended
	July 31,
	2023		2022
Net sales	$2,385.9	100.0%	$2,235.3	100.0%
Cost of sales	1,559.1	65.3	1,537.4	68.8
Gross profit	826.8	34.7	697.9	31.2
Selling, general and administrative expenses	623.3	26.2	565.8	25.3
Income from operations	203.5	8.5	132.1	5.9
Other income (loss), net	4.4	0.2	(4.3)	(0.2)
Income before income taxes	207.9	8.7	127.8	5.7
Income tax expense	51.0	2.1	36.8	1.6
Net income	$156.9	6.6%	$91.0	4.1%

Net sales for the six months ended July 31, 2023 were $2.39 billion, compared to $2.24 billion in the comparable period of fiscal 2023. The $150.5 million increase was attributable to a $105.6 million, or 5.1%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $55.6 million, or 107.8%, partially offset by a $10.7 million, or 8.5%, decrease in Wholesale segment net sales.

The increase in our Retail segment net sales during the first six months of fiscal 2024 was due to an increase of $94.3 million, or 4.7%, in Retail segment comparable net sales and an increase of $11.3 million in non-comparable net sales. Retail segment comparable net sales increased 22.5% at the Free People Group and 11.9% at the Anthropologie Group and decreased 13.7% at Urban Outfitters. Retail segment comparable net sales increased in North America and were flat in Europe. The overall increase in Retail segment comparable net sales was driven by mid-single-digit positive growth in both digital channel sales and retail store sales. The digital channel net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic and average unit retail price, which were partially offset by decreases in units per transaction, conversion rate and transactions. The increase in non-comparable net sales during the first half of fiscal 2024 was primarily due to the positive net impact of the 49 new Company-owned stores and restaurants opened and 23 Company-owned stores and restaurants closed since the prior comparable period, partially offset by the negative impact of foreign currency translation.

The decrease in Wholesale segment net sales in the first six months of fiscal 2024, as compared to the first six months of fiscal 2023, was due to a $12.5 million, or 10.7%, decrease in sales for the Free People Group, partially offset by a $1.8 million increase in Urban Outfitters wholesale sales. The Free People Group wholesale sales decrease was primarily due to a decrease in sales to department stores and specialty stores. The increase in Nuuly segment net sales was due to an 85% increase in our subscribers compared to the end of the prior year's comparable period.

Gross profit percentage for the first six months of fiscal 2024 increased to 34.7% of net sales from 31.2% of net sales in the comparable period of fiscal 2023. Gross profit increased to $826.8 million in the first six months of fiscal 2024 from $697.9 million in the comparable period of fiscal 2023. The increase in gross profit rate was primarily due to higher initial merchandise markups at all three Retail segment brands primarily driven by lower inbound transportation costs as a result of the improved global supply chain environment, which was negatively impacted by COVID-19 in the prior year period. Additionally, the gross profit rate benefited from lower merchandise markdowns at the Anthropologie Group and Free People Group brands. The increase in gross profit dollars was due to the improved gross profit rate and higher net sales.

Selling, general and administrative expenses increased by $57.5 million, or 10.2%, in the first six months of fiscal 2024, compared to the comparable period of fiscal 2023. Selling, general and administrative expenses as a percentage of net sales increased in the first six months of fiscal 2024 to 26.2% of net sales, compared to 25.3% of net sales for the comparable period of fiscal 2023. The deleverage in selling, general and administrative expenses as a rate to sales was primarily related to higher incentive-based compensation costs due to improved Company performance and increased marketing and creative expenses to support increased sales and customer growth. The dollar growth in selling, general and administrative expenses was primarily related to higher compensation costs, including higher incentive-based compensation costs due to improved Company performance, as well as increased marketing and creative expenses to support increased sales and customer growth.

Income from operations was 8.5% of net sales, or $203.5 million, for the first six months of fiscal 2024 compared to 5.9% of net sales, or $132.1 million, for the first six months of fiscal 2023. The increase in operating income was primarily driven by the increase in gross profit. The increase in operating income rate was primarily due to the higher gross profit rate.

Our effective tax rate for the first six months of fiscal 2024 was 24.5% compared to 28.8% in the first six months of fiscal 2023. The change in effective tax rate for the six months ended July 31, 2023 was attributable to the ratio of foreign taxable earnings to global taxable earnings and the favorable impact of general business credits in the current year.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	July 31,	January 31,	July 31,
	2023	2023	2022
Cash, cash equivalents and marketable securities	$597.9	$485.5	$404.2
Working capital	408.0	347.3	300.5

	Six Months Ended
	July 31,
	2023	2022
Net cash provided by (used in) operating activities	$211.2	$(31.7)
Net cash (used in) provided by investing activities	(178.0)	35.7
Net cash used in financing activities	(9.3)	(118.3)

The increase in working capital as of July 31, 2023, as compared to January 31, 2023, was primarily due to the increase in cash, cash equivalents and marketable securities, partially offset by the timing of disbursements. The increase in working capital as of July 31, 2023, as compared to July 31, 2022, was primarily due to the increase in cash, cash equivalents and marketable securities, partially offset by the decrease in inventory.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and/or through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, expand and improve our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The change in cash provided by operating activities in the first six months of fiscal 2024 compared to cash used in operating activities in the first six months of fiscal 2023 was primarily due to lower inventory purchases and higher net income in the first six months of fiscal 2024.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of fiscal 2024 primarily related to purchases of marketable securities, property and equipment and the initial cash payment for a tax credit investment, partially offset by the sales and maturities of marketable securities. Cash provided by investing activities in the first six months of fiscal 2023 primarily related to the sales and maturities of marketable securities, partially offset by purchases of property and equipment and marketable securities. Cash paid for property and equipment in the first six months of fiscal 2024 and 2023 was $78.5 million and $105.7 million, respectively, which was primarily used to expand our fulfillment center network and store base in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first six months of fiscal 2024 primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards. Cash used in financing activities in the first six months of fiscal 2023 primarily related to repurchases of our common shares under our share repurchase programs and from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2024, we plan to open approximately 28 new Company-owned retail locations, expand or relocate certain existing retail locations, increase capacity at our Bristol, Pennsylvania Nuuly fulfillment center and invest in a new Nuuly fulfillment center in Raymore, Missouri in response to growth in the number of Nuuly subscribers, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. Additionally, we completed construction on our new omni-channel fulfillment center in Kansas City, Kansas in fiscal 2024. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2024 to be approximately $230 million, primarily to support new and expanded fulfillment and distribution centers and new store openings. All fiscal 2024 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

On July 7, 2023, Harry S. Cherken, Jr., a director of the Company, adopted a Rule 10b5-1 trading arrangement through March 1, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 80,000 shares of the Company's common stock.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2023, filed with the Securities and Exchange Commission on September 11, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 11, 2023	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 11, 2023	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer