Form 10-Q
period 2023-10-31
URBAN OUTFITTERS INC
filed 2023-12-11
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2023

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

Common shares, $0.0001 par value—92,784,344 shares outstanding on December 5, 2023.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$206,237	$201,260	$147,431
Marketable securities	249,176	181,378	146,364
Accounts receivable, net of allowance for doubtful accounts of $1,271, $1,496 and $1,265, respectively	77,399	70,339	81,422
Inventory	721,011	587,510	743,579
Prepaid expenses and other current assets	235,227	197,232	226,280
Total current assets	1,489,050	1,237,719	1,345,076
Property and equipment, net	1,272,652	1,187,735	1,175,080
Operating lease right-of-use assets	933,864	959,436	927,092
Marketable securities	132,939	102,844	95,246
Deferred income taxes and other assets	281,151	195,178	177,622
Total Assets	$4,109,656	$3,682,912	$3,720,116
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319,115	$257,620	$326,529
Current portion of operating lease liabilities	223,781	232,672	224,378
Accrued expenses, accrued compensation and other current liabilities	506,028	400,082	457,537
Total current liabilities	1,048,924	890,374	1,008,444
Non-current portion of operating lease liabilities	857,791	884,696	861,033
Deferred rent and other liabilities	156,383	115,159	112,248
Total Liabilities	2,063,098	1,890,229	1,981,725
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,784,344, 92,180,709 and 92,174,487 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	30,734	15,248	7,850
Retained earnings	2,065,984	1,826,061	1,794,599
Accumulated other comprehensive loss	(50,169)	(48,635)	(64,067)
Total Shareholders’ Equity	2,046,558	1,792,683	1,738,391
Total Liabilities and Shareholders’ Equity	$4,109,656	$3,682,912	$3,720,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Net sales	$1,281,174	$1,175,349	$3,667,043	$3,410,671
Cost of sales (excluding store impairment)	825,375	817,348	2,384,432	2,354,817
Store impairment	1,392	958	1,392	958
Gross profit	454,407	357,043	1,281,219	1,054,896
Selling, general and administrative expenses	345,429	299,725	968,760	865,523
Income from operations	108,978	57,318	312,459	189,373
Other income (loss), net	705	(5,019)	5,123	(9,270)
Income before income taxes	109,683	52,299	317,582	180,103
Income tax expense	26,669	15,068	77,659	51,866
Net income	$83,014	$37,231	$239,923	$128,237
Net income per common share:
Basic	$0.89	$0.40	$2.59	$1.37
Diluted	$0.88	$0.40	$2.55	$1.36
Weighted-average common shares outstanding:
Basic	92,780,736	92,174,160	92,667,878	93,544,085
Diluted	94,448,376	93,036,066	94,168,058	94,322,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Net income	$83,014	$37,231	$239,923	$128,237
Other comprehensive loss:
Foreign currency translation	(11,961)	(13,451)	(4,269)	(34,083)
Change in unrealized gains (losses) on marketable securities, net of tax	594	(431)	2,735	(5,154)
Total other comprehensive loss	(11,367)	(13,882)	(1,534)	(39,237)
Comprehensive income	$71,647	$23,349	$238,389	$89,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2023	92,773,249	$9	$23,214	$1,982,970	$(38,802)	$1,967,391
Comprehensive income	—	—	—	83,014	(11,367)	71,647
Share-based compensation	—	—	7,689	—	—	7,689
Share-based awards	16,165	—	—	—	—	—
Share repurchases	(5,070)	—	(169)	—	—	(169)
Balances as of October 31, 2023	92,784,344	$9	$30,734	$2,065,984	$(50,169)	$2,046,558

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2022	92,173,342	$9	$—	$1,757,368	$(50,185)	$1,707,192
Comprehensive income	—	—	—	37,231	(13,882)	23,349
Share-based compensation	—	—	7,862	—	—	7,862
Share-based awards	1,667	—	—	—	—	—
Share repurchases	(522)	—	(12)	—	—	(12)
Balances as of October 31, 2022	92,174,487	$9	$7,850	$1,794,599	$(64,067)	$1,738,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2023	92,180,709	$9	$15,248	$1,826,061	$(48,635)	$1,792,683
Comprehensive income	—	—	—	239,923	(1,534)	238,389
Share-based compensation	—	—	23,245	—	—	23,245
Share-based awards	912,284	—	594	—	—	594
Share repurchases	(308,649)	—	(8,353)	—	—	(8,353)
Balances as of October 31, 2023	92,784,344	$9	$30,734	$2,065,984	$(50,169)	$2,046,558

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740
Comprehensive income	—	—	—	128,237	(39,237)	89,000
Share-based compensation	—	—	21,971	—	—	21,971
Share-based awards	725,882	—	376	—	—	376
Share repurchases	(4,982,439)	(1)	(14,497)	(104,198)	—	(118,696)
Balances as of October 31, 2022	92,174,487	$9	$7,850	$1,794,599	$(64,067)	$1,738,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2023	2022
Cash flows from operating activities:
Net income	$239,923	$128,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,286	77,529
Non-cash lease expense	151,413	143,036
Provision for deferred income taxes	33,660	366
Share-based compensation expense	23,245	21,971
Amortization of tax credit investment	11,929	—
Store impairment	1,392	958
Loss on disposition of property and equipment, net	146	345
Changes in assets and liabilities:
Receivables	(7,233)	(19,235)
Inventory	(135,216)	(184,800)
Prepaid expenses and other assets	(74,957)	(56,699)
Payables, accrued expenses and other liabilities	138,735	59,305
Operating lease liabilities	(178,084)	(177,183)
Net cash provided by (used in) operating activities	280,239	(6,170)
Cash flows from investing activities:
Cash paid for property and equipment	(151,037)	(143,445)
Cash paid for marketable securities	(335,508)	(22,000)
Sales and maturities of marketable securities	242,847	230,745
Initial cash payment for tax credit investment	(20,000)	—
Net cash (used in) provided by investing activities	(263,698)	65,300
Cash flows from financing activities:
Proceeds from the exercise of stock options	594	376
Share repurchases related to share repurchase program	—	(112,016)
Share repurchases related to taxes for share-based awards	(8,353)	(6,680)
Tax credit investment liability payments	(3,007)	—
Net cash used in financing activities	(10,766)	(118,320)
Effect of exchange rate changes on cash and cash equivalents	(798)	46
Increase (decrease) in cash and cash equivalents	4,977	(59,144)
Cash and cash equivalents at beginning of period	201,260	206,575
Cash and cash equivalents at end of period	$206,237	$147,431
Supplemental cash flow information:
Cash paid during the year for income taxes	$35,576	$33,516
Non-cash investing activities—Accrued capital expenditures	$31,791	$41,431
Right-of-use assets obtained in exchange for operating lease liabilities	$154,426	$105,365
Non-cash investing activities—Accrued tax credit investment installments	$62,120	$—

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2024 will end on January 31, 2024.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued an accounting standards update that introduces additional segment disclosure requirements. The update requires entities to quantitatively disclose significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment as well as an amount for other segment items for each reportable segment and a description of their composition. Entities are also required to disclose how reported measures of segment profit or loss are used in assessing segment performance and deciding how to allocate resources. The update will be effective for the Company in its annual consolidated financial statements for the fiscal year ending January 31, 2025, and interim periods thereafter. The Company expects adoption of this update to result in additional disclosures in the notes to its consolidated financial statements and will be applied retrospectively to all prior periods presented.

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card, debit card and alternative payment method transactions throughout all segments and sales to the Company’s Wholesale segment customers and franchisees. For the nine month period ended October 31, 2023, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $70,339 and $77,399, respectively. For the nine month period ended October 31, 2022, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $63,760 and $81,422, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from customer deposits, customer loyalty programs and the issuance of gift cards. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2023, the opening and closing balances of contract liabilities were $82,867 and $70,763, respectively. For the nine month period ended October 31, 2022, the opening and closing balances of contract liabilities were $78,717 and $68,536, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2023, the Company recognized $32,828 of revenue that was included in the contract liability balance at the beginning of the period. During the nine month period ended October 31, 2022, the Company recognized $32,299 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2023, January 31, 2023 and October 31, 2022 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2023
Short-term Investments:
Corporate bonds	$102,766	$—	$(1,336)	$101,430
Federal government agencies	66,216	—	(233)	65,983
Municipal and pre-refunded municipal bonds	48,115	—	(727)	47,388
Commercial paper	20,976	—	—	20,976
US Treasury securities	13,157	—	(7)	13,150
Certificates of deposit	249	—	—	249
	251,479	—	(2,303)	249,176
Long-term Investments:
Corporate bonds	53,555	4	(1,155)	52,404
Federal government agencies	49,203	—	(388)	48,815
Municipal and pre-refunded municipal bonds	10,224	3	(136)	10,091
US Treasury securities	7,398	1	(71)	7,328
Mutual funds, held in rabbi trust	13,252	147	(348)	13,051
Certificates of deposit	1,250	—	—	1,250
	134,882	155	(2,098)	132,939
	$386,361	$155	$(4,401)	$382,115
As of January 31, 2023
Short-term Investments:
Corporate bonds	$83,184	$—	$(947)	$82,237
Federal government agencies	6,501	—	(1)	6,500
Municipal and pre-refunded municipal bonds	48,141	—	(688)	47,453
Commercial paper	21,636	—	—	21,636
US Treasury securities	23,561	1	(10)	23,552
	183,023	1	(1,646)	181,378
Long-term Investments:
Corporate bonds	62,594	22	(3,319)	59,297
Federal government agencies	9,021	13	(2)	9,032
Municipal and pre-refunded municipal bonds	23,437	5	(1,154)	22,288
Mutual funds, held in rabbi trust	13,402	—	(1,424)	11,978
Certificates of deposit	249	—	—	249
	108,703	40	(5,899)	102,844
	$291,726	$41	$(7,545)	$284,222

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2022
Short-term Investments:
Corporate bonds	$85,788	$—	$(1,626)	$84,162
Municipal and pre-refunded municipal bonds	58,417	—	(910)	57,507
US Treasury securities	4,750	—	(55)	4,695
	148,955	—	(2,591)	146,364
Long-term Investments:
Corporate bonds	61,707	—	(4,472)	57,235
Municipal and pre-refunded municipal bonds	28,803	—	(1,801)	27,002
Mutual funds, held in rabbi trust	12,546	—	(1,786)	10,760
Certificates of deposit	249	—	—	249
	103,305	—	(8,059)	95,246
	$252,260	$—	$(10,650)	$241,610

Proceeds from the sales and maturities of available-for-sale securities were $242,847 and $230,745 for the nine months ended October 31, 2023 and 2022, respectively. The Company included in “Other income (loss), net,” in the Condensed Consolidated Statements of Income, a net realized gain of $2 and a net realized loss of $4 for the three and nine months ended October 31, 2023, respectively, and a net realized loss of $1,131 and $1,465 for the three and nine months ended October 31, 2022, respectively. Amortization of discounts and premiums, net, was a benefit of $1,406 and $2,578 for the three and nine months ended October 31, 2023, respectively, and an expense of $1,037 and $3,919 for the three and nine months ended October 31, 2022, respectively. Amortization of discounts and premiums, net, is included in “Other income (loss), net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income (loss), net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$153,834	$—	$153,834
Federal government agencies	—	114,798	—	114,798
Municipal and pre-refunded municipal bonds	—	57,479	—	57,479
Commercial paper	—	20,976	—	20,976
US Treasury securities	—	20,478	—	20,478
Mutual funds, held in rabbi trust	13,051	—	—	13,051
Certificates of deposit	—	1,499	—	1,499
	$13,051	$369,064	$—	$382,115

	Marketable Securities Fair Value as of
	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,534	$—	$141,534
Federal government agencies	—	15,532	—	15,532
Municipal and pre-refunded municipal bonds	—	69,741	—	69,741
Commercial paper	—	21,636	—	21,636
US Treasury securities	—	23,552	—	23,552
Mutual funds, held in rabbi trust	11,978	—	—	11,978
Certificates of deposit	—	249	—	249
	$11,978	$272,244	$—	$284,222

	Marketable Securities Fair Value as of
	October 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,397	$—	$141,397
Municipal and pre-refunded municipal bonds	—	84,509	—	84,509
US Treasury securities	—	4,695	—	4,695
Mutual funds, held in rabbi trust	10,760	—	—	10,760
Certificates of deposit	—	249	—	249
	$10,760	$230,850	$—	$241,610

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2023, January 31, 2023 and October 31, 2022.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2023, January 31, 2023 and October 31, 2022, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three months ended October 31, 2023 and 2022, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying value and were written down to their fair values. During the three months ended October 31, 2023, the Company recorded impairment charges of $1,392 across five retail locations, with a carrying value after impairment of $5,996 related to the right-of-use assets. During the three months ended October 31, 2022, the Company recorded impairment charges of $958 across four retail locations, with a carrying value after impairment of $12,988 related to the right-of-use assets.

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

As of October 31, 2023, the Company had $0 in borrowings under the Amended Credit Facility. As of October 31, 2023, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,258. Interest expense for the Amended Credit Facility was $727 and $754 for the nine months ended October 31, 2023 and 2022, respectively, which was included in “Other income (loss), net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. During the nine months ended October 31, 2023, interest expense related to the accretion of the liability was $4,875 and a net benefit of $5,050 was included in “Income tax expense” in the Condensed Consolidated Statements of Income. The carrying value of the investment is recorded in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Deferred rent and other liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at October 31, 2023:

October 31,
2023
Deferred income taxes and other assets	$70,190
Accrued expenses, accrued compensation and other current liabilities	7,738
Deferred rent and other liabilities	51,375

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2023 and 2022, was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Performance Stock Units	$1,231	$1,280	$3,782	$3,697
Restricted Stock Units	6,458	6,582	19,463	18,274
Total	$7,689	$7,862	$23,245	$21,971

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2023 was as follows:

	Nine Months Ended
	October 31, 2023
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	160,887	$26.96
Restricted Stock Units	962,116	$27.32
Total	1,123,003

During the nine months ended October 31, 2023, 25,000 stock options were exercised, 131,248 PSUs vested and 756,036 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2023 was as follows:

	October 31, 2023
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$6,500	1.9
Restricted Stock Units	35,618	2.0
Total	$42,118

8. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Number of common shares repurchased and subsequently retired	—	—	—	4,736,405
Total cost	$—	$—	$—	$112,016
Average cost per share, including commissions	$—	$—	$—	$23.65

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of October 31, 2023, 19,156,390 common shares were remaining under the program.

During the nine months ended October 31, 2023, the Company acquired and subsequently retired 308,649 common shares at a total cost of $8,353 from employees to meet payroll tax withholding requirements on vested share-based awards. During the nine months ended October 31, 2022, the Company acquired and subsequently retired 246,034 common shares at a total cost of $6,680 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31, 2023			Nine Months Ended October 31, 2023
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(35,132)	$(3,670)	$(38,802)	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income (loss) before reclassifications	(11,961)	592	(11,369)	(4,269)	2,739	(1,530)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	2	—	(4)	(4)
Net current-period other comprehensive income (loss)	(11,961)	594	(11,367)	(4,269)	2,735	(1,534)
Balance at end of period	$(47,093)	$(3,076)	$(50,169)	$(47,093)	$(3,076)	$(50,169)

	Three Months Ended October 31, 2022			Nine Months Ended October 31, 2022
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(42,836)	$(7,349)	$(50,185)	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(13,451)	700	(12,751)	(34,083)	(3,689)	(37,772)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,131)	(1,131)	—	(1,465)	(1,465)
Net current-period other comprehensive income (loss)	(13,451)	(431)	(13,882)	(34,083)	(5,154)	(39,237)
Balance at end of period	$(56,287)	$(7,780)	$(64,067)	$(56,287)	$(7,780)	$(64,067)

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

10. Net Income per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Basic weighted-average common shares outstanding	92,780,736	92,174,160	92,667,878	93,544,085
Effect of dilutive options, performance stock units and restricted stock units	1,667,640	861,906	1,500,180	778,698
Diluted weighted-average shares outstanding	94,448,376	93,036,066	94,168,058	94,322,783

For the three months ended October 31, 2023 and 2022, awards to purchase 40,000 common shares at a price of $46.42 and 205,000 common shares ranging in price from $23.74 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the nine months ended October 31, 2023 and 2022, awards to purchase 66,667 common shares ranging in price from $28.47 to $46.42 and 203,333 common shares ranging in price from $23.74 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2023 and October 31, 2022, were 272,554 and 167,500 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment includes the Anthropologie, Free People, FP Movement and Urban Outfitters brands. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are fully integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers.

The Company’s Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and the Retail segment.

The Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion through a monthly women’s apparel subscription rental service.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Net sales
Retail operations	$1,145,766	$1,067,531	$3,309,956	$3,126,157
Wholesale operations	74,257	80,223	198,440	211,194
Nuuly operations	65,516	35,279	172,779	86,904
Intersegment elimination	(4,365)	(7,684)	(14,132)	(13,584)
Total net sales	$1,281,174	$1,175,349	$3,667,043	$3,410,671
Income from operations
Retail operations	$111,731	$64,427	$338,995	$216,260
Wholesale operations	14,525	12,782	27,910	30,021
Nuuly operations	280	(3,228)	(2,430)	(9,358)
Intersegment elimination	54	547	(358)	1,137
Total segment operating income	126,590	74,528	364,117	238,060
General corporate expenses	(17,612)	(17,210)	(51,658)	(48,687)
Total income from operations	$108,978	$57,318	$312,459	$189,373

	October 31,	January 31,	October 31,
	2023	2023	2022
Inventory
Retail operations	$679,757	$529,853	$682,005
Wholesale operations	41,254	57,657	61,574
Total inventory	$721,011	$587,510	$743,579
Rental product, net (1)
Nuuly operations	$140,749	$90,934	$76,449
Total rental product, net	$140,749	$90,934	$76,449

(1)
Rental product, net is included in "Deferred income taxes and other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,182,197	$1,138,487	$1,133,561
Wholesale operations	1,694	990	1,073
Nuuly operations	88,761	48,258	40,446
Total property and equipment, net	$1,272,652	$1,187,735	$1,175,080

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	October 31,
	2023		2022
Net sales
Apparel	$771,166	67%	$688,630	64%
Home	173,062	15%	192,384	18%
Accessories	148,338	13%	135,784	13%
Other	53,200	5%	50,733	5%
Retail operations	1,145,766	100%	1,067,531	100%
Apparel	61,324	88%	65,713	91%
Accessories	8,331	12%	6,603	9%
Other	237	0%	223	0%
Wholesale operations (1)	69,892	100%	72,539	100%
Nuuly operations	65,516		35,279
Total net sales	$1,281,174		$1,175,349

	Nine Months Ended
	October 31,
	2023		2022
Net sales
Apparel	$2,253,486	68%	$2,049,571	66%
Home	492,689	15%	548,292	17%
Accessories	408,977	12%	383,409	12%
Other	154,804	5%	144,885	5%
Retail operations	3,309,956	100%	3,126,157	100%
Apparel	166,381	90%	179,440	91%
Accessories	16,350	9%	17,577	9%
Other	1,577	1%	593	0%
Wholesale operations (1)	184,308	100%	197,610	100%
Nuuly operations	172,779		86,904
Total net sales	$3,667,043		$3,410,671

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2023	2023	2022
Property and equipment, net
Domestic operations	$1,123,317	$1,033,926	$1,024,693
Foreign operations	149,335	153,809	150,387
Total property and equipment, net	$1,272,652	$1,187,735	$1,175,080

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Net Sales
Domestic operations	$1,121,033	$1,023,420	$3,205,038	$2,959,302
Foreign operations	160,141	151,929	462,005	451,369
Total net sales	$1,281,174	$1,175,349	$3,667,043	$3,410,671

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom’s withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war including geopolitical instability and impacts of the conflict in the Middle East and the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises (such as the coronavirus (COVID-19)), labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed on April 3, 2023. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. Our Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. Our Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes. Our Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion through a monthly women’s apparel subscription rental service.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2024 will end on January 31, 2024, and our fiscal year 2023 ended on January 31, 2023.

As used in this document, unless otherwise defined, "Anthropologie" refers to our Anthropologie and Terrain brands and "Free People" refers to our Free People and FP Movement brands.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 18.0% of consolidated net sales for the nine months ended October 31, 2023, compared to approximately 23.6% for the comparable period in fiscal 2023. European Retail segment net sales accounted for approximately 8.2% of consolidated net sales for the nine months ended October 31, 2023, compared to approximately 8.8% for the comparable period in fiscal 2023.

The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party branded product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 40.9% of consolidated net sales for the nine months ended October 31, 2023, compared to approximately 38.8% for the comparable period in fiscal 2023. European Retail segment net sales accounted for approximately 1.5% of consolidated net sales for the nine months ended October 31, 2023, compared to approximately 1.8% for the comparable period in fiscal 2023.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 20.0% of consolidated net sales for the nine months ended October 31, 2023, compared to approximately 17.3% for the comparable period in fiscal 2023. European Retail segment net sales accounted for approximately 1.0% of consolidated net sales for the nine months ended October 31, 2023, compared to less than 1.0% for the comparable period in fiscal 2023.

Net sales from the Retail segment accounted for approximately 90.3% of consolidated net sales for the nine months ended October 31, 2023, compared to 91.7% for the comparable period in fiscal 2023.

Store data for the nine months ended October 31, 2023 was as follows:

	January 31,	Stores	Stores	October 31,
	2023	Opened	Closed	2023
Urban Outfitters
United States	183	1	(3)	181
Canada	18	1	—	19
Europe	62	3	(1)	64
Urban Outfitters Global Total	263	5	(4)	264
Anthropologie
United States	207	5	(3)	209
Canada	10	—	(1)	9
Europe	21	—	—	21
Anthropologie Global Total	238	5	(4)	239
Free People
United States (1)	174	9	(1)	182
Canada	3	—	—	3
Europe	11	1	—	12
Free People Global Total	188	10	(1)	197
Menus & Venues (2)
United States	11	1	(1)	11
Menus & Venues Total	11	1	(1)	11
Total Company-Owned Stores	700	21	(10)	711
Franchisee-Owned Stores (3)	8	1	—	9
Total URBN	708	22	(10)	720
(1)
Six FP Movement stores were opened during the nine months ended October 31, 2023. 37 FP Movement stores were open as of October 31, 2023.
(2)
Menus & Venues includes various casual restaurants and event venues.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of October 31, 2023 and 2022 was as follows:

	October 31,	October 31,
	2023	2022	Change
Selling square footage (in thousands):
Urban Outfitters	2,272	2,282	-0.4%
Anthropologie	1,813	1,830	-0.9%
Free People (1)	409	386	6.0%
Total URBN (2)	4,494	4,498	-0.1%
(1)
Selling square footage for FP Movement was 47 and 35 as of October 31, 2023 and 2022, respectively.
(2)
Menus & Venues locations and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for our brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected openings and closings for fiscal 2024 are as follows:

	January 31,	Projected	Projected	January 31,
	2023	Openings	Closings	2024
Urban Outfitters	263	7	(9)	261
Anthropologie	238	7	(8)	237
Free People (1)	188	12	(4)	196
Menus & Venues	11	1	(1)	11
Total Company-Owned Stores	700	27	(22)	705
Franchisee-Owned Stores	8	1	—	9
Total URBN	708	28	(22)	714
(1)
Includes seven projected FP Movement store openings.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.0% of consolidated net sales for the nine months ended October 31, 2023, compared to 5.8% for the comparable period in fiscal 2023.

Nuuly Segment

Our Nuuly segment includes the Nuuly brand, which is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can select rental product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Nuuly segment net sales accounted for approximately 4.7% of consolidated net sales for the nine months ended October 31, 2023, compared to approximately 2.5% for the comparable period in fiscal 2023.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on April 3, 2023. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2023.

Results of Operations

As a Percentage of Net Sales

The table below sets forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The table should be read in conjunction with the discussion that follows.

Three Months Ended October 31, 2023 (Fiscal 2024) Compared To

Three Months Ended October 31, 2022 (Fiscal 2023)

(amounts in millions)	Three Months Ended
	October 31,
	2023		2022
Net sales	$1,281.2	100.0%	$1,175.3	100.0%
Cost of sales (excluding store impairment)	825.4	64.4	817.3	69.5
Store impairment	1.4	0.1	1.0	0.1
Gross profit	454.4	35.5	357.0	30.4
Selling, general and administrative expenses	345.4	27.0	299.7	25.5
Income from operations	109.0	8.5	57.3	4.9
Other income (loss), net	0.7	0.1	(5.0)	(0.5)
Income before income taxes	109.7	8.6	52.3	4.4
Income tax expense	26.7	2.1	15.1	1.2
Net income	$83.0	6.5%	$37.2	3.2%

Net sales for the third quarter of fiscal 2024 were $1.28 billion, compared to $1.18 billion in the third quarter of fiscal 2023. The $105.8 million increase was attributable to a $78.2 million, or 7.3%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $30.2 million, or 85.7%, partially offset by a $2.6 million, or 3.6%, decrease in Wholesale segment net sales.

The increase in our Retail segment net sales during the third quarter of fiscal 2024 was due to an increase of $58.8 million, or 5.6%, in Retail segment comparable net sales, and an increase of $19.4 million in non-comparable net sales. Retail segment comparable net sales increased 22.5% at Free People and 13.2% at Anthropologie and decreased 14.2% at Urban Outfitters. Retail segment comparable net sales increased in North America and decreased in Europe. The overall increase in Retail segment comparable net sales was driven by high single-digit positive growth in digital channel sales and mid single-digit positive growth in retail store sales. The digital channel comparable net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as higher store traffic and average unit retail price were partially offset by decreases in units per transaction, transactions and conversion rate. The increase in non-comparable net sales during the third quarter of fiscal 2024 was primarily due to the impact of the 17 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Nuuly segment net sales was primarily driven by a 68% increase in our number of subscribers compared to the prior year's comparable quarter. The decrease in Wholesale segment net sales in the third quarter of fiscal 2024, as compared to the third quarter of fiscal 2023, was primarily due to a $2.3 million, or 3.5%, decrease in Free People wholesale sales. The Free People wholesale sales decrease was primarily due to a decrease in sales to department stores and closeout account partners.

Gross profit percentage for the third quarter of fiscal 2024 increased to 35.5% of net sales from 30.4% of net sales in the third quarter of fiscal 2023. Gross profit increased to $454.4 million in the third quarter of fiscal 2024 from $357.0 million in the third quarter of fiscal 2023. The increase in gross profit rate was primarily due to higher initial merchandise markups and lower merchandise markdowns in the Retail segment at Anthropologie, Free People and Urban Outfitters. The improvement in initial merchandise markups was primarily driven by lower inbound transportation costs. The increase in gross profit dollars was due to the improved gross profit rate and higher net sales.

Total inventory at October 31, 2023, as compared to October 31, 2022, decreased by $22.6 million, or 3.0%, to $721.0 million. Total Retail segment inventory was flat, while Retail segment comparable inventory increased 1.2%. Wholesale segment inventory decreased by 33.0% due to improved inventory control and a reduction in wholesale sales.

Selling, general and administrative expenses increased by $45.7 million, or 15.2%, in the third quarter of fiscal 2024, compared to the third quarter of fiscal 2023. Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 2024 to 27.0% of net sales, compared to 25.5% of net sales for the third quarter of fiscal 2023. The deleverage in selling, general and administrative expenses as a rate to sales was primarily related to increased marketing and creative expenses to support increased sales and customer growth and higher incentive-based compensation costs due to improved Company performance. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing and creative expenses to support increased sales and customer growth, increased store payroll expenses to support retail store comparable net sales growth and the net growth in retail store count and higher incentive-based compensation costs due to improved Company performance.

Income from operations was 8.5% of net sales, or $109.0 million, for the third quarter of fiscal 2024 compared to 4.9% of net sales, or $57.3 million, for the third quarter of fiscal 2023. The increase in operating income was primarily driven by the increase in gross profit. The increase in operating income rate was primarily due to the higher gross profit rate.

Our effective tax rate for the third quarter of fiscal 2024 was 24.3% compared to 28.8% in the third quarter of fiscal 2023. The change in effective tax rate for the three months ended October 31, 2023 was attributable to the ratio of foreign taxable earnings to global taxable earnings and the favorable impact of general business credits in the current year.

Nine Months Ended October 31, 2023 (Fiscal 2024) Compared To

Nine Months Ended October 31, 2022 (Fiscal 2023)

(amounts in millions)	Nine Months Ended
	October 31,
	2023		2022
Net sales	$3,667.0	100.0%	$3,410.7	100.0%
Cost of sales (excluding store impairment)	2,384.4	65.1	2,354.8	69.1
Store impairment	1.4	0.0	1.0	0.0
Gross profit	1,281.2	34.9	1,054.9	30.9
Selling, general and administrative expenses	968.7	26.4	865.5	25.3
Income from operations	312.5	8.5	189.4	5.6
Other income (loss), net	5.1	0.2	(9.3)	(0.3)
Income before income taxes	317.6	8.7	180.1	5.3
Income tax expense	77.7	2.2	51.9	1.5
Net income	$239.9	6.5%	$128.2	3.8%

Net sales for the nine months ended October 31, 2023 were $3.67 billion, compared to $3.41 billion in the comparable period of fiscal 2023. The $256.4 million increase was attributable to a $183.8 million, or 5.9%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $85.9 million, or 98.8%, partially offset by a $13.3 million, or 6.7%, decrease in Wholesale segment net sales.

The increase in our Retail segment net sales during the first nine months of fiscal 2024 was due to an increase of $151.8 million, or 5.0%, in Retail segment comparable net sales and an increase of $32.0 million in non-comparable net sales. Retail segment comparable net sales increased 22.5% at Free People and 12.4% at Anthropologie and decreased 13.9% at Urban Outfitters. Retail segment comparable net sales increased in North America and decreased in Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in both digital channel sales and retail store sales. The digital channel net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic and average unit retail price, which were partially offset by decreases in units per transaction, conversion rate and transactions. The increase in non-comparable net sales during the first nine months of fiscal 2024 was primarily due to the impact of the 29 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Nuuly segment net sales was primarily driven by a 68% increase in our number of subscribers compared to the prior year's comparable period. The decrease in Wholesale segment net sales in the first nine months of fiscal 2024, as compared to the first nine months of fiscal 2023, was due to a $14.8 million, or 8.1%, decrease in Free People wholesale sales, partially offset by a $1.5 million increase in Urban Outfitters wholesale sales. The Free People wholesale sales decrease was primarily due to a decrease in sales to department stores.

Gross profit percentage for the first nine months of fiscal 2024 increased to 34.9% of net sales from 30.9% of net sales in the comparable period of fiscal 2023. Gross profit increased to $1.28 billion in the first nine months of fiscal 2024 from $1.05 billion in the comparable period of fiscal 2023. The increase in gross profit rate was primarily due to higher initial merchandise markups and lower merchandise markdowns in the Retail segment at Anthropologie, Free People and Urban Outfitters. The improvement in initial merchandise markups was primarily driven by lower inbound transportation costs. The increase in gross profit dollars was due to the improved gross profit rate and higher net sales.

Selling, general and administrative expenses increased by $103.2 million, or 11.9%, in the first nine months of fiscal 2024, compared to the comparable period of fiscal 2023. Selling, general and administrative expenses as a percentage of net sales increased in the first nine months of fiscal 2024 to 26.4% of net sales, compared to 25.3% of net sales for the comparable period of fiscal 2023. The deleverage in selling, general and administrative expenses as a rate to sales was primarily related to increased marketing and creative expenses to support increased sales and customer growth and higher incentive-based compensation costs due to improved Company performance. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing and creative expenses to support increased sales and customer growth, increased store payroll expenses to support retail store comparable net sales growth and the net growth in retail store count and higher incentive-based compensation costs due to improved Company performance.

Income from operations was 8.5% of net sales, or $312.5 million, for the first nine months of fiscal 2024 compared to 5.6% of net sales, or $189.4 million, for the first nine months of fiscal 2023. The increase in operating income was primarily driven by the increase in gross profit. The increase in operating income rate was primarily due to the higher gross profit rate.

Our effective tax rate for the first nine months of fiscal 2024 was 24.5% compared to 28.8% in the first nine months of fiscal 2023. The change in effective tax rate for the nine months ended October 31, 2023 was attributable to the ratio of foreign taxable earnings to global taxable earnings and the favorable impact of general business credits in the current year.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	October 31,	January 31,	October 31,
	2023	2023	2022
Cash, cash equivalents and marketable securities	$588.4	$485.5	$389.0
Working capital	440.1	347.3	336.6

	Nine Months Ended
	October 31,
	2023	2022
Net cash provided by (used in) operating activities	$280.2	$(6.2)
Net cash (used in) provided by investing activities	(263.7)	65.3
Net cash used in financing activities	(10.8)	(118.3)

The increase in working capital as of October 31, 2023, as compared to January 31, 2023, was primarily due to the seasonal increase in inventory and an increase in cash, cash equivalents and marketable securities, partially offset by the timing of disbursements. The increase in working capital as of October 31, 2023, as compared to October 31, 2022, was primarily due to the increase in cash, cash equivalents and marketable securities, partially offset by the timing of disbursements.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and/or through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, expand and improve our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The change in cash provided by operating activities in the first nine months of fiscal 2024 compared to cash used in operating activities in the first nine months of fiscal 2023 was primarily due to higher net income, the timing of disbursements and lower inventory purchases in the first nine months of fiscal 2024.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of fiscal 2024 primarily related to purchases of marketable securities, property and equipment and the initial cash payment for a tax credit investment, partially offset by the sales and maturities of marketable securities. Cash provided by investing activities in the first nine months of fiscal 2023 primarily related to the sales and maturities of marketable securities, partially offset by purchases of property and equipment and marketable securities. Cash paid for property and equipment in the first nine months of fiscal 2024 and 2023 was $151.0 million and $143.4 million, respectively, which was primarily used to expand our fulfillment center network and store base in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first nine months of fiscal 2024 primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards. Cash used in financing activities in the first nine months of fiscal 2023 primarily related to repurchases of our common shares under our share repurchase programs and from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2024, we plan to open approximately 27 new Company-owned retail locations, expand or relocate certain existing retail locations, increase capacity at our Bristol, Pennsylvania Nuuly fulfillment center and invest in a new Nuuly fulfillment center in Raymore, Missouri in response to growth in the number of Nuuly subscribers, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. Additionally, we completed construction on our new omni-channel fulfillment center in Kansas City, Kansas in fiscal 2024. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2024 to be approximately $235 million, primarily to support new and expanded fulfillment and distribution centers and new store openings. All fiscal 2024 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

On October 12, 2023, Harry S. Cherken, Jr., a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 20,000 common shares of the Company from January 12, 2024 through March 1, 2024 that was intended to satisfy the affirmative defense of Rule 10b5-1(c). On October 31, 2023, Mr. Cherken terminated that arrangement and his Rule 10b5-1 trading arrangement adopted on July 7, 2023 with respect to the sale of up to 80,000 common shares of the Company through March 1, 2024.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2023, filed with the Securities and Exchange Commission on December 11, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 11, 2023	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 11, 2023	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer