Form 10-K
period 2024-01-31
URBAN OUTFITTERS INC
filed 2024-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,440,846,710.

The number of shares outstanding of the registrant’s common stock on March 25, 2024 was 93,294,919.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, including geopolitical instability, impacts of the conflict in the Middle East and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises (such as the coronavirus (COVID-19)), labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the unexpected closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2024. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle products and services company that operates a portfolio of global consumer brands including the Anthropologie, Free People, FP Movement, Urban Outfitters, and Nuuly brands. We have achieved compounded annual sales growth of approximately 5% over the past five years, with sales of approximately $5.2 billion during the fiscal year ended January 31, 2024.

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment includes our store and digital channels and includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. We have over 53 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, through Company-owned stores and franchisee-owned stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers.

We operate a Wholesale segment under the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes.

Our Nuuly segment includes Nuuly brand, which offers customers a more sustainable way to explore fashion through a monthly women’s apparel subscription rental service.

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2024 ended on January 31, 2024.

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

Retail Segment

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and actively engaged with their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Stores average approximately 9,000 square feet of selling space. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2024, we operated 262 Urban Outfitters stores, of which 179 were located in the United States, 17 were located in Canada and 66 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. We plan to open approximately 6 Urban Outfitters stores and close approximately 12 Urban Outfitters stores primarily due to lease expiration, globally, in fiscal 2025. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. We plan for future digital channel growth to come from expansion domestically and internationally. Urban Outfitters’ North American Retail segment net sales accounted for approximately 17.7% of consolidated net sales for fiscal 2024. European Retail segment net sales accounted for approximately 8.2% of consolidated net sales for fiscal 2024.

Anthropologie. The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. A catalog is offered in North America that markets select merchandise, most of which is also available in Anthropologie brand stores.

The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Terrain’s product offering includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories.

As of January 31, 2024, we operated 237 Anthropologie stores, of which 209 were located in the United States, 9 were located in Canada and 19 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. Stores average approximately 8,000 square feet of selling space. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately 14 Anthropologie stores and close approximately 6 Anthropologie stores due to lease expiration, globally, in fiscal 2025. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, and offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores. We plan for future digital channel growth to come from expansion domestically and internationally. Anthropologie’s North American Retail segment net sales accounted for approximately 41.7% of consolidated net sales for fiscal 2024. European Retail segment net sales accounted for approximately 1.6% of consolidated net sales for fiscal 2024.

Free People. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women's apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Retail stores average approximately 2,000 square feet of selling space (including FP Movement retail stores which average approximately 1,000 square feet of selling space). Our stores are located in enclosed malls, upscale street locations and specialty centers.

As of January 31, 2024, we operated 198 Free People stores, of which 183 were located in the United States, 3 were located in Canada and 12 were located in Europe. Of the 198 Free People stores open as of January 31, 2024, 38 were FP Movement stores, all located in the United States. We plan to open approximately 38 new Free People stores (including 25 FP Movement stores) and close approximately 3 Free People stores due to lease expiration, globally, in fiscal 2025. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into franchise or joint venture agreements. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. We plan for future digital channel growth to come from expansion domestically and internationally. Free People’s North American Retail segment net sales accounted for approximately 20.1% for fiscal 2024. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2024.

Menus & Venues. The Menus & Venues brand focuses on a dining and event experience that provides excellence in food, beverage and service. As of January 31, 2024, we operated 9 locations, all of which were located in the United States. We do not plan to open or close any locations in fiscal 2025. The Menus & Venues brand net sales accounted for less than 1.0% of consolidated net sales for fiscal 2024.

Wholesale Segment

The Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment was established in 1984 with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Urban Outfitters wholesale division designs and sells the BDG and "iets frans" apparel collections to select department stores. We display our wholesale products in certain department stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. The Wholesale segment’s range of young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and "iets frans" apparel collections under the Urban Outfitters brand are sold through department and specialty stores worldwide, including Nordstrom, Dillard’s, Dick's Sporting Goods, digital businesses and our Retail segment. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in New York City, Los Angeles, London and Dallas. Our Wholesale segment net sales accounted for approximately 4.6% of consolidated net sales for fiscal 2024.

Nuuly Segment

Our Nuuly segment consists of the Nuuly brand, which includes Nuuly Rent and Nuuly Thrift. Nuuly Rent is a monthly women’s apparel subscription rental service that launched in July 2019. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Nuuly Thrift is a peer-to-peer resale marketplace which the Company plans to wind down operations for in fiscal 2025. Nuuly segment net sales accounted for approximately 4.6% of consolidated net sales for fiscal 2024.

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

Our Urban Outfitters, Anthropologie and Free People stores are primarily located in upscale street locations, free-standing locations, enclosed malls and specialty centers. We plan for our store environment and location strategy to remain consistent over the next several years.

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

Merchandise

Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home products, electronics and beauty. Our Anthropologie brand product offerings include women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items, beauty and wellness and a wedding collection consisting of wedding dresses, bridesmaid dresses, party dresses, bridal accessories and decor. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Our Nuuly brand allows subscribers to rent product from a wide selection of the Company’s own brands, third-party market brands and one-of-a-kind vintage pieces. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label and exclusive merchandise. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns (including global pandemics such as COVID-19), acts of terrorism, natural disasters (including as a result of climate change), port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, the effects of Brexit, changes to U.S. or foreign trade policies, including the enactment of tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, transportation capacity shortages and delays (including the impact of the conflict in the Middle East on shipments traveling through the region), increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies could adversely affect our business. During fiscal 2024, we purchased merchandise from approximately 5,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. We do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We operate multiple distribution and fulfillment centers worldwide to support our Retail, Wholesale and Nuuly segments in the United States, Europe and Canada.

Retail Segment

Our Retail segment distribution and fulfillment centers receive and distribute our retail store merchandise and fulfill catalog, website and mobile application orders around the world. The primary Retail segment facilities that support our North America Retail segment operations are:

•
1,000,000 square foot omni-channel fulfillment center we own in Gap, Pennsylvania;
•
291,000 square foot distribution center we own in Gap, Pennsylvania;
•
956,000 square foot fulfillment center we own in Indiana, Pennsylvania;
•
880,000 square foot omni-channel fulfillment center we own in Kansas City, Kansas;
•
463,000 square foot fulfillment center we own in Reno, Nevada; and
•
214,500 square foot distribution center we lease in Reno, Nevada

To support North America Retail segment customer demand until the omni-channel fulfillment center in Kansas City, Kansas was operational, we leased a 401,000 square foot fulfillment center located in Kansas City, Missouri. The lease commenced in fiscal 2022 and expired in fiscal 2024.

Our European Retail segment operations are supported by a 400,000 square foot omni-channel fulfillment center we own in Peterborough, England. The facility became fully operational during fiscal 2022, at which point we exited our existing distribution and fulfillment centers in Rushden, England.

Wholesale Segment

Our Wholesale segment operations are predominantly supported by our omni-channel fulfillment center in Gap, Pennsylvania, with the remainder supported by our omni-channel fulfillment center in Peterborough, England.

Nuuly Segment

Nuuly Rent operations are primarily conducted from a 309,000 square foot fulfillment center we lease in Bristol, Pennsylvania. In fiscal 2024 we entered into a lease for a 604,000 square foot fulfillment center located in Raymore, Missouri, which commenced operations in the first quarter of fiscal 2025.

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

Our Nuuly Rent business operates in an apparel subscription rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain,” “BDG,” “FP Movement,” “Nuuly” and "URBN." Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending registration applications with the U.S. Patent and Trademark Office covering certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

Environmental, Social & Governance (ESG)

Impact Report and Impact Scorecard

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

•
Cultivate Community
•
Improve Supply Chain Transparency

The Company maintains an Impact Committee, co-chaired by our Chief Sourcing and Chief Administrative Officers and reporting to our Board of Directors, to set sustainability policies and goals, provide oversight of those policies and track and report progress toward our goals.

Additional information relating to Lead With Creativity... to Make an Impact can be found in our 2021-2022 Impact Report, covering the period from October 1, 2021 through September 30, 2022, as well as our 2022-2023 Impact Scorecard covering the period from September 1, 2022 through August 30, 2023, which are available at our website at www.urbn.com/impact. The Company plans to provide an update on key metrics annually and release an Impact Report biannually. The content of our Impact Report and Impact Scorecards is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Legal, Tax, Regulatory and Compliance Risks — ‘Manufacturers and third-party vendors may not comply with our legal and social compliance program requirements, which may subject us to risks related to evolving environmental, social and governance regulations and activities that may adversely affect our business’ and ‘If we fail to meet our global environmental and sustainability goals or if such goals do not meet the expectations of our customers or shareholders, our reputation could be adversely affected, which could adversely affect our business, financial performance and growth’," for more information on our environmental, social and governance activities.

Human Capital

The Company is built on self-expression and individuality. We are passionate about celebrating everyone for who they are and the unique perspectives they bring to the table. The creativity, passion and hard work of our people is a key input into our success.

Employees. As of January 31, 2024, we employed approximately 28,000 people, approximately 39% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 1% work in the Wholesale segment, 6% work in the Nuuly segment and the remaining 93% work in our Retail segment. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

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

Inclusion and Belonging. We are committed to creating and maintaining an inclusive culture that values and respects diversity of all kinds. Women hold key leadership positions throughout the Company, including positions on our Board of Directors and executive team. Our diversity and inclusion commitments focus on building an inclusive community, finding and developing the best talent possible and supporting our local communities. The Company has a suite of Employee Resource Groups (“ERGs”) that enable employees to network, find mentors and sponsors and share their ideas and passions with the executive team and the Company community at large. In addition to the ERGs, the executive team has implemented a listening strategy, which includes an all-company engagement survey, onboarding, exit and inclusion and belonging surveys, as well as opportunities for employees to speak directly with executives. We have offered bias training to our entire field and home office organization and fulfillment center management. We have integrated diversity and inclusion fundamentals training into the onboarding experience for all home office employees, as well as field and fulfillment center salaried new hires and have engaged with various organizations to support our talent acquisition and development efforts in this space.

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

Seasonality

Our business is subject to seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory.

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

Economic conditions, both on a global level and in particular markets, may have significant effects on consumer confidence and discretionary spending that would in turn, affect our business or the retail industry generally. Some of these economic conditions include inflation, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, grocery, fuel and energy prices, interest rates, volatility in credit markets, credit availability, political and economic crises and other macroeconomic factors. These factors may affect consumer purchases and rentals of our merchandise and adversely impact our results of operations and continued growth. The impacts of inflation could lead us to increase prices, and if customers respond negatively to such price increases, could adversely impact our sales, gross margin and operating income. The economic conditions may also affect department stores and specialty retail businesses and impact their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

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

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate product offerings. If we are unable to predict or respond to changing styles or trends successfully or if we misjudge the market for products or new product lines, our sales may be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which could decrease our revenues or gross profit margins. Conversely, if we underestimate consumer demand for our merchandise, our manufacturers fail to supply quality products in a timely manner, or we experience transportation capacity constraints and delays, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In addition, we could be at a competitive disadvantage if we are unable to leverage data analytics to obtain timely customer insights to appropriately respond to customer demands.

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

In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors. Our Wholesale segment competes with numerous wholesale companies, many of whose products have a wider distribution, based on the quality, fashion and price of its product offerings. Our Nuuly Rent business operates in an apparel subscription rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers.

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

We have many initiatives in our marketing programs particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) a growing number of U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), may adversely impact our ability to maintain brand relevance and drive increased sales.

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
•
Impacts of the war between Russia and Ukraine, the related sanctions imposed by the United States, the European Union, United Kingdom and others, and the conflict in the Middle East which could result in delays in shipments through the region and additional transportation costs;
•
Changes resulting from the United States-Mexico-Canada Agreement (USMCA);
•
Significant labor issues, such as strikes or shortage of workers to manage inbound vessels at any of our ports in the United States or abroad, which could make it difficult or impossible for us to bring foreign-sourced products into the United States;
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

Our business experiences seasonal fluctuations in net sales and operating income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Any decrease in sales or gross profit during this period, or in the availability of working capital needed in the months preceding this period, could have a more material adverse effect on our business, financial condition and results of operations than in other periods. Seasonal fluctuations also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

War, terrorism, civil unrest, other violence, or public health crises, including pandemics such as COVID-19, may negatively impact availability of our merchandise, customer traffic to our stores or otherwise adversely impact our business.

In the event of war (including the conflict in the Middle East and the war between Russia and Ukraine), terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and fulfillment centers and stores, as well as fulfilling catalog, website and mobile application orders.

Our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks, civil unrest, or health epidemics and pandemics (such as COVID-19) involving public areas could cause people not to visit areas where our stores are located. In addition, other types of violence in malls or in other public areas could lead to lower customer traffic in areas in which we operate stores. If any of these events were to occur, we may be required to suspend operations temporarily or for an extended period of time in some or all of our stores in the impacted areas, which could have a material adverse impact on our business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could have a material adverse impact on our business.

Due to our international operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. As a result, our sales, gross profit and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries. Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our international operations. Certain events, such as the uncertainty as to the on-going hostilities in Ukraine and the Middle East, the COVID-19 pandemic and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop.

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

The United Kingdom withdrew as a member of the European Union, commonly referred to as “Brexit,” effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, which resulted in new tariffs on foreign produced goods imported into the United Kingdom and required additional administrative effort to import and export goods, adding friction and cost to transportation. Brexit could also result in similar referenda or votes in other European countries in which we do business. The United Kingdom’s withdrawal could adversely impact consumer and shareholder confidence, particularly in the United Kingdom, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

Our operations, in particular our digital sales, are subject to numerous risks, including reliance on third-party computer hardware/software, rapid technological change (including the successful utilization of data analytics, artificial intelligence and machine learning), liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the information technology systems that operate our websites, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. The potential issues associated with implementing technology initiatives and the time and resources required in seeking to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term.

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

While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and shareholders, exposing us to litigation, fines, penalties or remediation costs and inhibiting our ability to accept debit and credit cards as forms of payment. Further, because many of our corporate and showroom employees are maintaining hybrid office and remote work schedules, our business may be more vulnerable to cybersecurity breach attempts due to offsite working by employees, increased use of public Wi-Fi and use of office equipment off premises. In addition, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity.

Our efforts to protect customer, employee, vendor and Company information may also be adversely impacted by data security or privacy breaches that occur at our third-party vendors or unrelated third parties whose information technology systems we use directly or indirectly. While we believe we are diligent in selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks and we cannot assure that any future interruptions, shutdowns or unauthorized breaches or disclosures will not occur.

The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements, such as the GDPR and CCPA. With a heightened degree of public awareness and scrutiny regarding information security and privacy, customers have a high expectation that companies will adequately protect their personal information from cyber attack or other security breaches. See Item 1C: Cybersecurity for further discussion.

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

Our retail store and distribution and fulfillment center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, we operate in a competitive labor market, in which wage actions by other retailers and companies may require us to increase salary and wage rates, bonuses and other incentives in order to attract and retain talented employees across all of our retail store, distribution and fulfillment center, showroom and home office operations. Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices, and if customers respond negatively to such price increases, could adversely impact our sales, gross margin and operating income. We are also subject to risks related to other store and distribution and fulfillment center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in our prices to customers, our profitability may decline.

Damage or disruption to our distribution or fulfillment centers could have material adverse effects on our operations.

We operate multiple distribution and fulfillment centers worldwide to support our Retail, Wholesale and Nuuly segments. See Item 1: Business—Company Operations—Distribution for more information on our distribution and fulfillment centers. Damage to, or disruption of the operations at, any of these centers due to work stoppages, system failures, accidents, economic conditions, severe weather or natural disasters, including as a result of climate change, demographic and population changes, health epidemics and pandemics (such as COVID-19), as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. Our distribution and fulfillment centers utilize computer-controller and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

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

Manufacturers and third-party vendors may not comply with our legal and social compliance program requirements, which may subject us to risks related to evolving environmental, social and governance regulations and activities that may adversely affect our business.

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

Various governing bodies and regulators are increasingly focused on Environmental, Social and Governance ("ESG") matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives, including design, sourcing and operations decisions, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including "The Enhancement and Standardization of Climate-Related Disclosures for Investors" issued by the SEC on March 6, 2024, the Corporate Sustainability Reporting Directive ("CSRD") issued by the European Commission on December 22, 2023, and Senate Bill (SB) 253 "Climate Corporate Data Accountability Act" and SB 261 "Greenhouse gases; climate-related financial risk" issued by the State of California on October 7, 2023.

If we fail to meet our global environmental and sustainability goals or if such goals do not meet the expectations of our customers or shareholders, our reputation could be adversely affected, which could adversely affect our business, financial performance and growth.

We maintain an Impact Committee, co-chaired by our Chief Sourcing Officer and Chief Administrative Officer and reporting to our Board of Directors, to set sustainability policies and goals, provide oversight of those policies, and track and report progress toward our goals. The Impact Committee also maintains functional working groups, which focus on three areas: Environmental & Social, Data Privacy & Security, and Governance. The working groups are comprised of operational management representatives and are responsible for recommending policies and goals to the Impact Committee, implementing policies established by the Impact Committee, and tracking and reporting to the Impact Committee on progress towards goals falling within the working groups' ambit. These policies and goals and their status are published in the Company's Impact Report. There can be no assurances that our ESG policies, goals or actions will be perceived as adequate. Any failure or perceived failure to achieve our goals or demonstrate progress towards the environmental, social and governance ideals of our customers and shareholders could harm our reputation and value of our brands, which could adversely affect our business, financial performance and growth.

We may also communicate certain ESG-related initiatives and goals in our SEC filings or in other public disclosures, such as the Company's Impact Report. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals, by our customers and shareholders. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, it could harm our reputation and the value of our brands, which could adversely affect our business, financial performance, growth and stock price.

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

The Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (“Pillar Two"). While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, several countries in which we operate have enacted tax legislation with proposals from the Pillar Two framework with an effective date beginning in fiscal 2025 and certain remaining impacts to be effective beginning in fiscal 2026. We have performed an initial assessment of the potential impact to income taxes as a result of Pillar Two based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. We continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two in the non-US tax jurisdictions in which we operate. Although we are unable to predict when and how additional changes will be enacted into law in countries in which we operate, it is possible that its implementation, including the global minimum corporate tax rate, may have an adverse impact on our effective tax rates.

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

Item 1C. Cybersecurity

Risk Management and Strategy

We are committed to safeguarding the personal information of our customers and potential customers as well as our own sensitive data and information. The full Board of Directors (the "Board") is responsible for the Company's general risk oversight, including cybersecurity and data privacy risks. Members of the Company's senior management also have day-to-day responsibility for risk management and establishing risk management practices. The Board oversees senior management in their risk management capacities, regularly reviewing and analyzing the Company's risk levels and reviewing and analyzing inventory risk each quarter as part of their review of quarterly financial statements. Members of the Company's senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate.

The Audit Committee supports the Board by considering and reviewing the adequacy of the Company’s internal controls with management and the Company’s internal audit department, including the processes for identifying significant cybersecurity/data privacy risks or exposures, and elicits recommendations for the improvements to such procedures where desirable. The Audit Committee periodically reviews the Company’s data security and privacy policies, procedures and risks. Members of management are expected to report matters to the Audit Committee or to the Board as a whole, as appropriate. Management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise.

We maintain a Data Privacy & Security working group that is responsible for setting data security and privacy policies, overseeing those policies, and tracking and reporting on data security and privacy performance. The working group is comprised of our Chief Information Security Officer, Global Data Privacy Officer, Chief Administrative Officer, and General Counsel. The working group reports to the Audit Committee at least annually. In addition, the Company has an Impact Committee that maintains functional working groups that focus on a number of issues, including Data Privacy & Security. The Impact Committee reports to the Board at least annually. The Company's Global Data Privacy Officer also reports to the Audit Committee at least quarterly and provides the Audit Committee with updates regarding the Company's data privacy environment. We also have a Chief Information Security Officer who reports to the Audit Committee at least annually regarding the Company's data security environment.

Our Chief Information Security Officer is certified as a Certified Information Systems Security Professional (CISSP) and has significant experience in monitoring, implementation and management within the disciplines of information and personal data security, disaster recovery, and asset management. He has over 10 years of service in U.S. Army Cyber Operations and within U.S. Army Cyber Command. Our Global Data Privacy Officer has served as our head of Internal Audit for nearly 10 years and has received privacy-related certifications from the International Association of Privacy Professionals (IAPP) including Certified Information Privacy Manager (CIPM) and Certified Information Privacy Professional / Europe (CIPP/e).

We perform an annual training exercise for all employees and hold several cybersecurity awareness campaigns throughout the year. Where deemed appropriate, we engage independent security professionals to evaluate the Company’s security environment. For example, we comply with Payment Card Industry Standards and are audited annually by a third party to confirm compliance with those Standards. In addition, the Company employs third party penetration testers to identify potential security weaknesses for evaluation and remediation. We also partner with government organizations and industry associations to share intelligence and quickly respond to emergent threats.

In order to identify, assess, protect, detect, respond to and recover from cybersecurity threats, we seek to employ multiple industry best practices, processes and controls to minimize the personal information in our possession, including pseudonymization, anonymization, tokenization and encryption. In addition, the Company maintains technical and organizational measures to ensure that personal information is accessible only by authorized personnel. In the event of a data breach, the Company is committed to notifying impacted customers and/or appropriate government entities in accordance with applicable law without unreasonable delay and in all events within the time period specified by applicable law.

The Company plans to use reasonable, cost effective, and secure methods for notifications in the event of a data breach. While we have experienced and may continue to experience certain cybersecurity incidents, we do not believe any such incidents incurred to date have materially affected our Company, results of operations, or financial condition. Additional information about cybersecurity risks we face is discussed in Item 1A — "Risk Factors — Operational Risks — 'If we are unable to safeguard against security breaches with respect to our information technology systems, our business and our reputation may be adversely affected'," which should be read in conjunction with the information above.

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

Distribution. We operate multiple distribution and fulfillment centers worldwide to support our Retail, Wholesale and Nuuly segments in the United States, Europe and Canada.

Retail Segment

Our Retail segment distribution and fulfillment centers receive and distribute our retail store merchandise and fulfill catalog, website and mobile application orders around the world. The primarily Retail segment facilities that support our North America Retail segment operations are:

•
1,000,000 square foot omni-channel fulfillment center we own in Gap, Pennsylvania;
•
291,000 square foot distribution center we own in Gap, Pennsylvania;
•
956,000 square foot fulfillment center we own in Indiana, Pennsylvania;
•
880,000 square foot omni-channel fulfillment center we own in Kansas City, Kansas;
•
463,000 square foot fulfillment center we own in Reno, Nevada; and
•
214,500 square foot distribution center we lease in Reno, Nevada, which is set to expire in June 2027, and we have the option to renew for up to an additional twenty years.

To support North America Retail segment customer demand until the omni-channel fulfillment center in Kansas City, Kansas was operational, we leased a 401,000 square foot fulfillment center located in Kansas City, Missouri. The lease commenced in fiscal 2022 and expired in fiscal 2024.

Our European Retail segment operations are supported by a 400,000 square foot omni-channel fulfillment center we own in Peterborough, England. The facility became fully operational during fiscal 2022, at which point we exited our existing distribution and fulfillment centers in Rushden, England.

Wholesale Segment

Our Wholesale segment operations are predominantly supported by our omni-channel fulfillment center in Gap, Pennsylvania, with the remainder supported by our omni-channel fulfillment center in Peterborough, England.

Nuuly Segment

Nuuly Rent operations are primarily conducted from a 309,000 square foot fulfillment center we lease in Bristol, Pennsylvania, which is set to expire in July 2034 with options to renew for up to an additional ten years. In fiscal 2024 we entered into a lease for a 604,000 square foot fulfillment center located in Raymore, Missouri, which commenced operations in the first quarter of fiscal 2025. The lease is set to expire in fiscal 2039 and includes options to renew for up to an additional ten years.

Improvements in recent years, as described in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, were necessary to adequately support our growth. We believe that our centers are well maintained and in good operating condition.

Retail Locations. All of our retail locations are leased, well maintained and in good operating condition. Our retail locations generally have initial lease terms of five to fifteen years with renewal options for an additional five to ten years. Total estimated selling square feet for locations open, under lease as of January 31, 2024, by Urban Outfitters, Anthropologie and Free People was approximately 2,263,000, 1,810,000, and 411,000, respectively. The average store selling square feet is approximately 9,000 for Urban Outfitters, 8,000 for Anthropologie and 2,000 for Free People (including 1,000 for FP Movement). Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail locations, as of January 31, 2024:

	Urban Outfitters	Anthropologie	Free People	Menus & Venues	Total
United States	179	209	183	9	580
Canada	17	9	3	—	29
Europe	66	19	12	—	97
Total Company-Owned Stores	262	237	198	9	706
Franchisee-Owned Stores (1)	7	2	—	—	9
Total URBN	269	239	198	9	715

(1)
Located in the Middle East.

Wholesale Showrooms. In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in Dallas, Los Angeles, London and New York City that are leased through 2024, 2026, 2029, and 2033, respectively.

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

Holders of Record

On March 25, 2024, there were 79 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2019 and ending January 31, 2024, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2024
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Urban Outfitters, Inc.
S&P 500 Index - Total Return
Apparel Retail Index

	Base Period Jan-19	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-20	Jan-21	Jan-22	Jan-23	Jan-24
Urban Outfitters, Inc.	$100.00	$79.26	$84.92	$88.92	$84.80	$117.65
S&P 500	$100.00	$121.68	$142.67	$175.90	$161.44	$195.05
S&P 500 Apparel Retail	$100.00	$108.07	$118.43	$127.28	$140.37	$170.28

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate under three reportable segments – Retail, Wholesale and Nuuly. Our Retail segment includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs, customer contact centers and franchisee-owned stores. Our Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. Our Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes. Our Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion through a monthly women’s apparel subscription rental service.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2024 ended on January 31, 2024, our fiscal year 2023 ended on January 31, 2023, and our fiscal year 2022 ended on January 31, 2022.

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

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 17.7% of consolidated net sales for fiscal 2024, compared to 23.0% for fiscal 2023. European Retail segment net sales accounted for approximately 8.2% of consolidated net sales for fiscal 2024, compared to approximately 8.9% for fiscal 2023.

The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party branded product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers a catalog in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 41.7% of consolidated net sales for fiscal 2024, compared to 39.6% for fiscal 2023. European Retail segment net sales accounted for approximately 1.6% of consolidated net sales for fiscal 2024, compared to approximately 1.8% for fiscal 2023.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 20.1% of consolidated net sales for fiscal 2024, compared to approximately 17.5% for fiscal 2023. European Retail segment net sales accounted for less than 1.0% of consolidated net sales for fiscal 2024 and fiscal 2023.

Net sales from the Retail segment accounted for approximately 90.8%, 92.1% and 93.4% of total consolidated net sales for fiscal 2024, 2023 and 2022, respectively.

Store data for fiscal 2024 was as follows:

	January 31, 2023	Stores Opened	Stores Closed	January 31, 2024
Urban Outfitters
United States	183	1	(5)	179
Canada	18	1	(2)	17
Europe	62	5	(1)	66
Urban Outfitters Global Total	263	7	(8)	262
Anthropologie
United States	207	7	(5)	209
Canada	10	—	(1)	9
Europe	21	—	(2)	19
Anthropologie Global Total	238	7	(8)	237
Free People
United States (1)	174	10	(1)	183
Canada	3	—	—	3
Europe	11	1	—	12
Free People Global Total	188	11	(1)	198
Menus & Venues (2)
United States	11	1	(3)	9
Menus & Venues Total	11	1	(3)	9
Total Company-Owned Stores	700	26	(20)	706
Franchisee-Owned Stores (3)	8	1	—	9
Total URBN	708	27	(20)	715

(1)
Seven FP Movement stores were opened during the year ended January 31, 2024. Thirty-eight FP Movement stores were open as of January 31, 2024.
(2)
Menus & Venues includes various casual restaurants and event venues.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of January 31, 2024 and January 31, 2023 was as follows:

	January 31, 2024	January 31, 2023	Change
Selling square footage (in thousands):
Urban Outfitters	2,263	2,272	(0.4)%
Anthropologie	1,810	1,812	(0.1)%
Free People (1)	411	392	4.8%
Total URBN (2)	4,484	4,476	0.2%

(1)
Selling square footage for FP Movement was 48 and 40 as of January 31, 2024 and 2023, respectively.
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

Projected openings and closings for fiscal 2025 are as follows:

	January 31, 2024	Projected Openings	Projected Closings	January 31, 2025
Urban Outfitters	262	6	(12)	256
Anthropologie	237	14	(6)	245
Free People (1)	198	38	(3)	233
Menus & Venues	9	—	—	9
Total Company-Owned Stores	706	58	(21)	743
Franchisee-Owned Stores	9	—	—	9
Total URBN	715	58	(21)	752

(1)
Includes 25 FP Movement projected store openings.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Net sales from the Wholesale segment accounted for approximately 4.6%, 5.2% and 5.5% of total consolidated net sales for fiscal 2024, 2023 and 2022, respectively.

Nuuly Segment

Our Nuuly segment includes the Nuuly brand, which is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Nuuly segment net sales accounted for approximately 4.6%, 2.7%, and 1.1% of consolidated net sales for fiscal 2024, 2023 and 2022, respectively.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and Nuuly customers. Revenue is recognized when control of the promised goods is transferred to the customer. We have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we will recognize merchandise revenue for the Retail segment for our single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs. A Nuuly Rent customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. We recognize merchandise revenue for Nuuly Rent for our single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Uncollectible accounts receivable in the Retail and Nuuly segments primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments. Payment terms in our Wholesale segment vary by customer.

Subscription Fees: Revenue for Nuuly Rent is primarily generated through monthly subscription fees. The monthly subscription rental fee is recognized over the monthly period over which the customer's monthly subscription fee pertains. The subscription automatically renews on a monthly basis until cancelled or paused by the customer at which point the customer will not be billed for future months until the subscription is no longer on hold.

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

Sales Return Reserve

We record a sales return reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve. As of January 31, 2024 and 2023, reserves for estimated sales returns totaled $80.5 million and $70.1 million, representing 4.0% and 3.7% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. The majority of inventory at January 31, 2024 and 2023 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2024 and 2023 totaled $550.2 million and $587.5 million, representing 13.4% and 16.0% of total assets, respectively.

Rental Product

The cost of our Nuuly segment rental product is amortized to cost of sales over the subscription period based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. We make assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Rental product is included in "Deferred income taxes and other assets"

in the Consolidated Balance Sheets. Purchases of rental product were $150.7 million, $103.3 million, and $37.3 million for fiscal 2024, 2023 and 2022, respectively. Rental product as of January 31, 2024 and January 31, 2023 totaled $163.1 million and $90.9 million, representing 4.0% and 2.5% of total assets, respectively.

Impairment of Long-lived Assets

We review the carrying values of our definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2024, we recorded impairment charges for 15 retail locations, totaling $3.6 million, with a carrying value after impairment of $41.0 million related to the right-of-use assets. During fiscal 2023, we recorded impairment charges for 19 retail locations, totaling $6.4 million, with a carrying value after impairment of $49.0 million related to the right-of-use assets. Additionally, during fiscal 2024 we recorded an asset impairment charge of $6.4 million related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace which the Company has decided to wind down in fiscal 2025.

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

Store leases generally have initial lease terms that range from 5 to 15 years, some of which contain options to extend the lease for one or two 5-year periods. Payments related to a renewal period are included in the lease liability and right-of-use asset only when we are reasonably certain that we will exercise the option to renew the lease for an extended period of time. Certain leases may contain variable lease payments such as rent based on a percentage of net sales. Variable lease payments may be subject to a breakpoint threshold of fixed rent. Variable lease payments, other than those that depend on an index or a rate, are not included in the measurement of the lease liability. The lease liability is calculated at the present value of certain future payments, discounted using our incremental borrowing rate, which approximates the rate of interest we would pay to borrow an amount equal to the lease payments on a fully collateralized basis over a similar term. Significant judgment is used in determining the incremental borrowing rate related to estimates for credit rating, credit spread and the impact of collateral. We developed incremental borrowing rates at a lease portfolio level. The right-of-use asset is initially equal to the value of the lease liability less any amounts received from the landlord as incentives or tenant improvement allowances.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2024 and January 31, 2023 totaled $46.2 million and $70.9 million, respectively, representing 1.1% and 1.9% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $32.0 million as of January 31, 2024 and $33.1 million as of January 31, 2023. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions.

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

Share-Based Compensation

Accounting for share-based compensation requires measurement of compensation cost for all share-based awards at fair value on the date of grant and recognition of compensation over the service period. The fair value of the performance stock units and restricted stock units granted during fiscal 2024, 2023 and 2022 equaled the stock price on the date of the grant. Additionally, we make certain estimates about the number of awards that will become vested under performance-based incentive plans. We record expense for performance-based awards based on our current expectations of the probable number of awards that will ultimately vest. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods. We elect to account for forfeitures as they occur rather than estimate the expected forfeitures.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, the results of operations and the percentage of our net sales represented by certain statement of operations data. The tables should be read in conjunction with the discussions that follow.

(amounts in millions)

	Fiscal Year Ended January 31,
	2024	2023	2022
Net sales	$5,153.2	$4,795.2	$4,548.8
Cost of sales (excluding store impairment and lease abandonment charges)	3,425.9	3,361.6	3,054.8
Store impairment and lease abandonment charges (1)	11.9	6.4	—
Gross profit	1,715.4	1,427.2	1,494.0
Selling, general and administrative expenses	1,339.2	1,200.6	1,085.4
Asset impairment (2)	6.4	—	—
Income from operations	369.8	226.6	408.6
Interest income	23.6	2.0	2.3
Interest expense	(7.7)	(1.3)	(1.1)
Other expense	(4.1)	(6.0)	(5.2)
Income before income taxes	381.6	221.3	404.6
Income tax expense	93.9	61.6	94.0
Net income	$287.7	$159.7	$310.6

AS A PERCENTAGE OF NET SALES
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	66.5	70.1	67.2
Store impairment and lease abandonment charges (1)	0.2	0.1	—
Gross profit	33.3	29.8	32.8
Selling, general and administrative expenses	26.0	25.1	23.8
Asset impairment (2)	0.1	—	—
Income from operations	7.2	4.7	9.0
Interest income	0.5	0.0	0.1
Interest expense	(0.2)	(0.0)	(0.0)
Other expense	(0.1)	(0.1)	(0.2)
Income before income taxes	7.4	4.6	8.9
Income tax expense	1.8	1.3	2.1
Net income	5.6%	3.3%	6.8%
Period over Period Change:
Net sales	7.5%	5.4%	31.9%
Gross profit	20.2%	(4.5)%	73.3%
Income from operations	63.2%	(44.5)%	n-m*
Net income	80.1%	(48.6)%	n-m*

(1)
During fiscal 2024, we recorded store impairment charges for 15 retail locations and lease abandonment charges for 2 retail locations, totaling $11.9 million. During fiscal 2023, we recorded store impairment charges for 19 retail locations, totaling $6.4 million.
(2)
During fiscal 2024, we recorded a charge of $6.4 million related to the write-off of "Property and equipment, net" of the Nuuly Thrift marketplace which the Company has decided to wind down in fiscal 2025.

* Not meaningful.

Fiscal 2024 Compared to Fiscal 2023

Net sales in fiscal 2024 increased by 7.5% to $5.15 billion, from $4.80 billion in fiscal 2023. The $358.0 million increase was attributable to a $263.4 million, or 6.0%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $106.2 million, or 81.9%, partially offset by a $11.6 million, or 4.6%, decrease in Wholesale segment net sales.

The increase in our Retail segment net sales during fiscal 2024 was due to an increase of $214.7 million, or 5.0%, in Retail segment comparable net sales and an increase of $48.7 million in non-comparable net sales. Retail segment comparable net sales increased 21.4%

at Free People and 12.3% at Anthropologie and decreased 13.8% at Urban Outfitters. Retail segment comparable net sales increased in North America and decreased in Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in both digital channel sales and retail store sales. The digital channel net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic, average unit retail price and an increase in transactions, which were partially offset by decreases in conversion rate and units per transaction. The increase in non-comparable net sales during fiscal 2024 was due to the impact of the 24 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Nuuly segment net sales was primarily driven by an 81.6% increase in average active subscribers in the current year versus the prior year period. The decrease in Wholesale segment net sales in fiscal 2024 as compared to fiscal 2023 was driven by an $11.1 million, or 4.8%, decrease in Free People wholesale sales primarily due to decreases in sales to department stores and closeout account partners.

Gross profit percentage for fiscal 2024 increased to 33.3% of net sales, from 29.8% of net sales in fiscal 2023. Gross profit increased to $1.72 billion for fiscal 2024 from $1.43 billion in fiscal 2023. The increase in gross profit rate was primarily due to higher initial merchandise markups and lower merchandise markdowns in the Retail segment at Anthropologie, Free People and Urban Outfitters. The improvement in initial merchandise markups was primarily driven by lower inbound transportation costs. The increase in gross profit dollars was due to the improved gross profit rate and higher net sales. Additionally, the Company recorded $11.9 million of store impairment and lease abandonment charges during fiscal 2024, and $6.4 million of store impairment charges during fiscal 2023.

Total inventory at January 31, 2024 decreased by $37.3 million, or 6.3%, to $550.2 million from $587.5 million at January 31, 2023. Total Retail segment inventory decreased by 4.6%, with Retail segment comparable inventory decreasing by 1.9%. Wholesale segment inventory decreased by 22.0% due to improved inventory control.

Selling, general and administrative expenses increased by $138.6 million, or 11.5%, compared to the prior year’s comparable period, and expressed as a percentage of net sales, deleveraged 95 basis points. The deleverage in selling, general and administrative expenses as a rate to sales was primarily related to increased marketing and creative expenses to support increased sales and customer growth and higher incentive-based compensation costs due to improved Company performance. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing and creative expenses to support increased sales and customer growth, increased store payroll expenses to support retail store comparable net sales growth and the net growth in retail store count and higher incentive-based compensation costs due to improved Company performance. Additionally, during fiscal 2024, the Company recorded an asset impairment charge of $6.4 million related to the write-off of "Property and equipment, net" of the Nuuly Thrift marketplace which the Company has decided to wind down in fiscal 2025.

Income from operations for fiscal 2024 was 7.2% of net sales, or $369.8 million, compared to 4.7% of net sales, or $226.6 million, for fiscal 2023. The increase in operating income dollars was primarily driven by the increase in gross profit. The increase in operating income rate was primarily due to the higher gross profit rate.

Our effective tax rate for fiscal 2024 was 24.6% compared to 27.8% in fiscal 2023. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2023 Compared to Fiscal 2022

Net sales in fiscal 2023 increased by 5.4% to $4.80 billion, from $4.55 billion in fiscal 2022. The $246.5 million increase was attributable to a $166.7 million, or 3.9%, increase in Retail segment net sales and an increase in Nuuly segment net sales of $81.9 million, or 171.6%, partially offset by a $2.1 million, or 0.8%, decrease in Wholesale segment net sales.

The increase in our Retail segment net sales during fiscal 2023 was due to an increase of $171.4 million, or 4.2%, in Retail segment comparable net sales, partially offset by a decrease of $4.7 million in non-comparable net sales. Retail segment comparable net sales increased 11.5% at Free People and 11.3% at Anthropologie and decreased 7.1% at Urban Outfitters. Retail segment comparable net sales increased in North America and Europe. The relative proportion of Retail segment sales attributable to store and digital channels changed in large part due to the temporary global store closures and occupancy restrictions during fiscal 2022 due to the COVID-19 pandemic. With those restrictions lifted in fiscal 2023, Retail segment comparable net sales increased due to high single-digit growth in retail store sales driven by higher traffic and transactions as well as an increase in average unit selling price, partially offset by a decrease in units per transaction and a decrease in conversion rate. The increase in digital channel net sales was low single-digit positive as an increase in average order value was offset by decreases in sessions, units per transaction and conversion rate. The decrease in non-comparable net sales during fiscal 2023 was due to the negative impact of foreign currency translation, partially offset by the 56 net new Company-owned stores and restaurants opened since the prior comparable period.

The increase in Nuuly segment net sales was primarily driven by a 177.5% increase in average active subscribers in fiscal 2023 versus fiscal 2022. The decrease in Wholesale segment net sales in fiscal 2023 as compared to fiscal 2022 was primarily due to a $3.0 million, or 1.3%, decrease in Free People wholesale sales, which was primarily driven by a decrease in sales to department stores, partially offset by an increase in sales to specialty accounts. Urban Outfitters wholesale sales increased by $0.9 million.

Gross profit percentage for fiscal 2023 decreased to 29.8% of net sales, from 32.8% of net sales in fiscal 2022. Gross profit decreased to $1.43 billion for fiscal 2023 from $1.49 billion in fiscal 2022. The decrease in gross profit rate and dollars was primarily due to higher markdowns by the Urban Outfitters and Free People brands in the Retail segment as compared to record low markdown rates in the prior year. Additionally, during fiscal 2023, the Company recorded a $6.4 million store impairment charge.

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

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	January 31,
	2024	2023	2022
Cash, cash equivalents and marketable securities	$779.2	$485.5	$669.6
Working capital	288.3	347.3	304.3

	Fiscal Year Ended
	January 31,
	2024	2023	2022
Net cash provided by operating activities	$509.4	$142.7	$359.3
Net cash used in investing activities	(521.6)	(32.0)	(487.7)
Net cash used in financing activities	(12.1)	(118.4)	(60.3)

The decrease in working capital at January 31, 2024, as compared to January 31, 2023, and January 31, 2022, was primarily due to the timing of disbursements and the decrease in inventory, partially offset by the net increase in cash, cash equivalents and current marketable securities.

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

Cash Flows from Operating Activities

For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The increase in cash flows from operations for fiscal 2024 compared to fiscal 2023 was primarily due to higher net income, the timing of disbursements and lower inventory purchases in fiscal 2024. The decrease in cash flows from operations for fiscal 2023 compared to fiscal 2022 was primarily due to lower net income and an investment in additional Nuuly rental product to support the growth in the business.

Cash Flows from Investing Activities

For all periods, cash used in investing activities was primarily related to the purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment for fiscal 2024, 2023 and 2022 was $199.6 million, $199.5 million and $262.4 million, respectively, which was primarily used to expand our fulfillment center network in all fiscal years.

Cash Flows from Financing Activities

Cash used in financing activities in fiscal 2024 was primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards. Cash used in financing activities in 2023 and 2022 was primarily related to $112.0 million and $55.8 million, respectively, of repurchases of our common shares under our share repurchase programs during each of those years.

Credit Facilities

See Note 8, "Debt," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company's debt.

Capital and Operating Expenditures

During fiscal 2025, we plan to open approximately 58 new Company-owned retail locations, expand or relocate certain existing retail locations, complete construction on an additional Nuuly fulfillment center in Raymore, Missouri in response to the growth in the number of Nuuly subscribers, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales. During fiscal 2025, we plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2025 to be approximately $210 million, primarily to support new store openings and new and expanded fulfillment and distribution centers. All fiscal 2025 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 12, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2024:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	More Than One Year
Operating leases (1)	$1,319,392	$284,199	$1,035,193
Purchase commitments (2)	782,926	753,436	29,490
Tax payable (3)	15,993	7,108	8,885
Tax credit investment (4)	69,490	15,418	54,072
Construction contracts (5)	18,488	18,488	—
Total contractual obligations	$2,206,289	$1,078,649	$1,127,640

(1)
Refer to Note 9, “Leases,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)
Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)
Represents one-time transition tax payable related to cash taxes payable in future years as a result of the Tax Act. Excluded from the above table are tax contingencies of $24,876 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $24,876 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2024.
(4)
Refer to Note 10, "Income Taxes," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(5)
Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2024:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	More Than One Year
Trade letters of credit (1)	$61,805	$61,805	$—
Stand-by letters of credit (2)	13,566	13,566	—
Total commercial commitments	$75,371	$75,371	$—

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

Seasonality

Our business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, the seasonality also impacts our working capital requirements, particularly with regard to inventory.

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2024 and 2023, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, municipal and pre-refunded municipal bonds rated “BBB” or better, corporate bonds rated “BBB” or better, certificates of deposit and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2024.

The effectiveness of internal control over financial reporting as of January 31, 2024 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included within this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended January 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2024, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2024, and our report dated April 1, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	76	Chairman of the Board and Chief Executive Officer
Melanie Marein-Efron	54	Chief Financial Officer
Francis J. Conforti	48	Co-President and Chief Operating Officer, URBN
Sheila B. Harrington	51	Global Chief Executive Officer, Urban Outfitters and Free People Group
Azeez Hayne	47	Chief Administrative Officer, URBN
Margaret A. Hayne Tricia D. Smith	65 52	Co-President and Chief Creative Officer, URBN; Director Global Chief Executive Officer, Anthropologie Group
Edward N. Antoian (1)	68	Director
Kelly Campbell (2)	46	Director
Harry S. Cherken, Jr.	74	Director
Mary C. Egan (3)	56	Director
Amin N. Maredia (2)(3)	51	Director
Wesley McDonald (1)(2)	61	Director
Todd R. Morgenfeld (1)(2)	52	Director
John C. Mulliken (3)	51	Director

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

Ms. Hayne joined the Company in August 1982. She is an over 40-year veteran of the retail and wholesale industry. She has served as Co-President of the Company since October 2020 and as Chief Creative Officer of the Company since November 2013. Ms. Hayne previously served as Chief Executive Officer of Free People from August 2015 until October 2020 and President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer of the Company, is Ms. Hayne’s nephew. As an employee of the Company for over 40 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

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

Mr. Antoian has served as Principal, Senior Strategic Advisor with Sequoia Financial Group, a financial advisory firm since March 2023. From March 2019 to February 2023, Mr. Antoian was a partner at Zeke Capital Advisors. From 1997 until March 2019, Mr. Antoian was a partner and Senior Portfolio Manager at Chartwell Investment Partners. Prior to that, Mr. Antoian worked at Delaware Management Co. as a Senior Portfolio Manager and at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CFA, CPA, financial advisor and portfolio manager. Mr. Antoian serves as a director of a not-for-profit entity and three private companies. As an independent director, Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

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

Ms. Egan has been advising consumer brand, primarily high growth private equity and venture-capital backed, companies since 2018, currently as principal of Egan Advisory Group. In 2013, Ms. Egan founded Gatheredtable, a consumer software as a service company offering customized meal planning, and served as its Chief Executive Officer until Gatheredtable was sold to a strategic buyer in 2018. From 2010 to 2012, Ms. Egan served as head of global strategy and corporate development for Starbucks Corporation and in 2012 led Starbucks’ food category in the Americas. From 1996 to 2010, Ms. Egan was a management consultant and Managing Director at The Boston Consulting Group, where she partnered with several leading consumer and retail brands to develop and successfully implement aggressive growth strategies. Ms. Egan previously served as a director of American Campus Communities (ACC) from 2018 until the company was purchased by Blackstone in 2022; she presently serves as a director of Noodles & Company (NDLS). Ms. Egan’s decades of experience partnering with management teams to develop and implement consumer-centric strategies for high growth omni-channel consumer brands, as well as working extensively with founders and entrepreneurs, gives her a unique set of skills to contribute to the Board of Directors.

Mr. Maredia is a Co-founder of, and Managing Partner at Meaningful Partners, a consumer fund that invests in purpose-driven and highly consumer relevant growth businesses. Prior to co-founding Meaningful Partners in 2018, Mr. Maredia served as the Chief Executive Officer of Sprouts Farmers Market, Inc (“Sprouts”), the second largest healthy grocer in the United States, from 2015 to 2018 and also served as Chief Financial Officer from 2011 to 2015. Before Sprouts, Mr. Maredia served in key global strategic roles at Burger King Corporation including strategy, global business development and finance. Mr. Maredia attended the Harvard Business School management program and has an undergraduate degree in Accounting from the University of Houston. Mr. Maredia’s in-depth experience in the consumer sector, including high growth omni-channel businesses, as well as his public company experience as Chief Executive Officer, Chief Financial Officer and board member brings valuable expertise to serve as a director.

Mr. McDonald has been retired since 2017. Previously, he served as Chief Financial Officer of Kohl’s Corporation from 2003 to 2017. Before joining Kohl’s, Mr. McDonald served as Chief Financial Officer and Vice President of Abercrombie & Fitch Co. Earlier in his career, he held several positions of increasing responsibility at Target Corporation. Mr. McDonald currently serves as a director of Wingstop Inc., which operates and franchises over 2,000 restaurants worldwide, and he previously served as a director of The Children’s Place, Inc. from 2023 to 2024, an omni-channel clothing retailer with approximately 500 stores. Mr. McDonald’s experience as a chief financial officer and in other senior executive leadership roles working with publicly traded consumer products companies provides him with a distinctive set of qualifications and skills to serve as a director.

Mr. Morgenfeld was most recently the Chief Financial Officer and Head of Business Operations of Pinterest, Inc., a position he held from 2019 to 2023. On February 1, 2023, Mr. Morgenfeld announced his plan to step down from his position at Pinterest, Inc., effective as of July 1, 2023. From 2016 to 2019, he served as Chief Financial Officer of Pinterest, Inc. Before joining Pinterest, Mr. Morgenfeld served as Vice President of Finance at Twitter from 2015 to 2016 and Treasurer and Senior Vice President of Corporate Development and Corporate Financial Analytics for Hewlett-Packard Company from 2013 to 2015. Prior to his role at Hewlett-Packard, Mr. Morgenfeld was an investment partner at Silver Lake Partners from 2004 to 2013. Mr. Morgenfeld graduated first in his class from the United States Military Academy and also holds an MBA degree from Stanford University. Mr. Morgenfeld also serves on the board of directors of AppLovin Corporation, a public company delivering a software platform for mobile application developers to improve the marketing and monetization of their products. His significant finance and consumer internet experience provides valuable expertise to the Board of Directors.

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

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34). Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

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

10.3

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

10.5

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

19.1*	Urban Outfitters, Inc. Insider Trading Policy

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

97.1*	Urban Outfitters, Inc. Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan

P Paper filing

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2024	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 1, 2024

/ S / MELANIE MAREIN-EFRON Melanie Marein-Efron (Principal Financial and Accounting Officer)	Chief Financial Officer	April 1, 2024

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2024
/ S / KELLY CAMPBELL Kelly Campbell / S / HARRY S. CHERKEN, JR. Harry S. Cherken Jr.	Director	April 1, 2024
	Director	April 1, 2024

/ S / MARY C. EGAN Mary C. Egan	Director	April 1, 2024

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2024

/ S / AMIN N. MAREDIA Amin N. Maredia	Director	April 1, 2024

/ S / WESLEY MCDONALD Wesley McDonald	Director	April 1, 2024

/ S / TODD R. MORGENFELD Todd R. Morgenfeld	Director	April 1, 2024

/ S / JOHN C. MULLIKEN John C. Mulliken	Director	April 1, 2024

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in lnternal Control - lntegrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Retail Location Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates retail location assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location assets may not be recoverable. Events that result in an impairment review include plans to close a retail location, a significant decrease in the operating results of the retail location or significant adverse changes in the business climate. When such events or changes in circumstances occur, the Company evaluates its retail location assets for impairment by comparing the undiscounted future cash flows expected to be generated by the location to the location assets’ carrying amount. If the carrying amount of the location assets exceed the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the assets. An impairment charge is recorded if the fair value of the retail location assets is less than the carrying amount. Retail location asset impairment charges of $3.64 million are included in the Company's Store Impairment and Lease Abandonment Charges for the fiscal year ended January 31, 2024.

The Company makes significant assumptions to evaluate retail location assets for possible indications of impairment. When an indication of impairment is identified, management makes significant assumptions to estimate cash flows from forecasts of sales and gross profit for retail locations and, when the carrying amount of the location assets exceed those cash flows, to determine the fair value of the Company’s lease right-of-use assets.

Given the Company’s evaluation of retail location asset impairment requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of retail location assets may not be recoverable, and, when applicable, developed reasonable forecasts of sales and gross profit and fair value estimates for lease right-of-use assets, including the methodology applied and the measurement inputs of market rent, required a high degree of auditor judgment and an increased extent of effort, including the assistance of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of retail location assets may not be recoverable, and, when applicable, developed reasonable forecasts of sales and gross profit and determined fair value estimates for lease right-of-use assets, included the following, among others:

•
We tested the effectiveness of the controls over management’s identification of events or changes in circumstances that indicate that the carrying amounts of retail location assets may not be recoverable, the review of forecasts of sales and gross profit and the review of the methodology and the measurement inputs of market rent, underlying the fair value estimates for lease right-of-use assets.

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

April 1, 2024

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$178,321	$201,260
Marketable securities	286,744	181,378
Accounts receivable, net of allowance for doubtful accounts of $1,465 and $1,496, respectively	67,008	70,339
Inventory	550,242	587,510
Prepaid expenses and other current assets	200,188	197,232
Total current assets	1,282,503	1,237,719
Property and equipment, net	1,286,541	1,187,735
Operating lease right-of-use assets	920,396	959,436
Marketable securities	314,152	102,844
Deferred income taxes and other assets	307,617	195,178
Total Assets	$4,111,209	$3,682,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,342	$257,620
Current portion of operating lease liabilities	226,645	232,672
Accrued compensation and benefits	122,708	77,505
Accrued expenses and other current liabilities	391,510	322,577
Total current liabilities	994,205	890,374
Non-current portion of operating lease liabilities	851,853	884,696
Deferred rent and other liabilities	152,611	115,159
Total Liabilities	1,998,669	1,890,229
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,787,522 and 92,180,709 shares issued and outstanding, respectively	9	9
Additional paid-in-capital	37,943	15,248
Retained earnings	2,113,735	1,826,061
Accumulated other comprehensive loss	(39,147)	(48,635)
Total Shareholders’ Equity	2,112,540	1,792,683
Total Liabilities and Shareholders’ Equity	$4,111,209	$3,682,912

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2024	2023	2022
Net sales	$5,153,237	$4,795,244	$4,548,763
Cost of sales (excluding store impairment and lease abandonment charges)	3,425,958	3,361,611	3,054,813
Store impairment and lease abandonment charges	11,875	6,417	—
Gross profit	1,715,404	1,427,216	1,493,950
Selling, general and administrative expenses	1,339,205	1,200,593	1,085,384
Asset impairment	6,404	—	—
Income from operations	369,795	226,623	408,566
Interest income	23,631	2,041	2,343
Interest expense	(7,662)	(1,315)	(1,104)
Other expense	(4,157)	(6,070)	(5,174)
Income before income taxes	381,607	221,279	404,631
Income tax expense	93,933	61,580	94,015
Net income	$287,674	$159,699	$310,616
Net income per common share:
Basic	$3.10	$1.71	$3.17
Diluted	$3.05	$1.70	$3.13
Weighted-average common shares outstanding:
Basic	92,697,751	93,199,874	98,022,583
Diluted	94,327,785	94,144,062	99,268,705

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
Net income	$287,674	$159,699	$310,616
Other comprehensive income (loss):
Foreign currency translation	4,448	(20,620)	(5,254)
Change in unrealized gains (losses) on marketable securities, net of tax	5,040	(3,185)	(2,456)
Total other comprehensive income (loss)	9,488	(23,805)	(7,710)
Comprehensive income	$297,162	$135,894	$302,906

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2021	97,815,985	$10	$19,360	$1,475,108	$(17,120)	$1,477,358
Comprehensive income	—	—	—	310,616	(7,710)	302,906
Share-based compensation	—	—	25,741	—	—	25,741
Share-based awards	803,300	—	3,290	—	—	3,290
Share repurchases	(2,188,241)	—	(48,391)	(15,164)	—	(63,555)
Balances as of January 31, 2022	96,431,044	10	—	1,770,560	(24,830)	1,745,740
Comprehensive income	—	—	—	159,699	(23,805)	135,894
Share-based compensation	—	—	29,449	—	—	29,449
Share-based awards	734,882	—	376	—	—	376
Share repurchases	(4,985,217)	(1)	(14,577)	(104,198)	—	(118,776)
Balances as of January 31, 2023	92,180,709	9	15,248	1,826,061	(48,635)	1,792,683
Comprehensive income	—	—	—	287,674	9,488	297,162
Share-based compensation	—	—	30,508	—	—	30,508
Share-based awards	916,950	—	594	—	—	594
Share repurchases	(310,137)	—	(8,407)	—	—	(8,407)
Balances as of January 31, 2024	92,787,522	9	37,943	2,113,735	(39,147)	2,112,540

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$287,674	$159,699	$310,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,487	102,339	105,672
Non-cash lease expense	202,265	193,863	193,032
Provision (benefit) for deferred income taxes	24,711	(2,577)	(2,695)
Share-based compensation expense	30,508	29,449	25,741
Amortization of tax credit investment	15,906	—	—
Store impairment and lease abandonment charges	11,875	6,417	—
Asset impairment	6,404	—	—
Loss on disposition of property and equipment, net	309	982	1
Changes in assets and liabilities:
Receivables	3,708	(7,103)	26,029
Inventory	38,785	(22,286)	(181,898)
Prepaid expenses and other assets	(53,532)	(31,257)	(10,209)
Payables, accrued expenses and other liabilities	74,185	(49,593)	124,840
Operating lease liabilities	(235,874)	(237,204)	(231,810)
Net cash provided by operating activities	509,411	142,729	359,319
Cash flows from investing activities:
Cash paid for property and equipment	(199,625)	(199,513)	(262,429)
Cash paid for marketable securities	(649,389)	(109,148)	(505,936)
Sales and maturities of marketable securities	347,366	276,650	280,701
Initial cash payment for tax credit investment	(20,000)	—	—
Net cash used in investing activities	(521,648)	(32,011)	(487,664)
Cash flows from financing activities:
Proceeds from the exercise of share-based awards	594	376	3,290
Share repurchases related to share repurchase program	—	(112,016)	(55,765)
Share repurchases related to taxes for share-based awards	(8,407)	(6,760)	(7,790)
Tax credit investment liability payments	(4,319)	—	—
Net cash used in financing activities	(12,132)	(118,400)	(60,265)
Effect of exchange rate changes on cash and cash equivalents	1,430	2,367	(450)
Decrease in cash and cash equivalents	(22,939)	(5,315)	(189,060)
Cash and cash equivalents at beginning of period	201,260	206,575	395,635
Cash and cash equivalents at end of period	$178,321	$201,260	$206,575
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$55,164	$50,759	$111,632
Non-cash investing activities—Accrued capital expenditures	$27,559	$17,075	$57,255
Non-cash investing activities—Accrued tax credit investment installments	$62,120	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activity of the Company is the operation of a general consumer product retail, wholesale and subscription business selling to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2024 and 2023, the Company operated 706 and 700 stores, respectively. Stores located in the United States totaled 580 as of January 31, 2024 and 575 as of January 31, 2023. Operations in Europe and Canada included 97 stores and 29 stores as of January 31, 2024, respectively, and 94 stores and 31 stores as of January 31, 2023, respectively. In addition, the Company’s Wholesale segment sold and distributed apparel to department and specialty stores worldwide, digital businesses and to the Company’s Retail segment. The Company’s Nuuly segment consists of the Nuuly brand, which is a monthly women’s apparel subscription rental service.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2024 ended on January 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2024 and 2023, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2024 and January 31, 2023 are classified as available-for-sale and are carried at fair value. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive income (loss)” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2024, 2023 and 2022 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2024	$1,496	3,913	(3,944)	$1,465
Year ended January 31, 2023	$1,348	4,071	(3,923)	$1,496
Year ended January 31, 2022	$4,028	797	(3,477)	$1,348

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The majority of inventory at January 31, 2024 and 2023 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Rental Product

The cost of Nuuly Rent rental product is amortized to cost of sales over the subscription period based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Purchases of rental product were $150,668, $103,260, and $37,315 for fiscal 2024, 2023 and 2022, respectively.

Impairment of Long-lived Assets

The Company reviews the carrying values of its definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2024, the Company recorded impairment charges for 15 locations, totaling $3,644, with a carrying value after impairment of $41,046 related to the right-of-use assets. During fiscal 2023, the Company recorded impairment charges for 19 locations, totaling $6,417, with a carrying value after impairment of $48,970 related to the right-of-use assets. Additionally, during

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

fiscal 2024 the Company recorded an asset impairment charge of $6,404 related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace.

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

Store leases generally have initial lease terms that range from 5 to 15 years, some of which contain options to extend the lease for one or two 5-year periods. Payments related to a renewal period are included in the lease liability and right-of-use asset only when the Company is reasonably certain that it will exercise the option to renew the lease for an extended period of time. Certain leases may contain variable lease payments such as rent based on a percentage of net sales. Variable lease payments may be subject to a breakpoint threshold of fixed rent. Variable lease payments, other than those that depend on an index or a rate, are not included in the measurement of the lease liability. The lease liability is calculated at the present value of certain future payments, discounted using the Company’s incremental borrowing rate, which approximates the rate of interest the Company would pay to borrow an amount equal to the lease payments on a fully collateralized basis over a similar term. Significant judgment is used in determining the incremental borrowing rate related to estimates for credit rating, credit spread and the impact of collateral. The Company developed incremental borrowing rates at a lease portfolio level. The right-of-use asset is initially equal to the value of the lease liability less any amounts received from the landlord as incentives or tenant improvement allowances.

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and Nuuly customers. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize merchandise revenue for the Retail segment for its single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs. A Nuuly Rent customer may purchase merchandise in her possession that was included in the order that was delivered as part of the monthly subscription rental service. The Company recognizes merchandise revenue for Nuuly Rent for its single performance obligation when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Retail segment return policies vary by brand, but generally provide for no time limit on returns and the refund to be issued in either the form of original payment or as a gift card. Uncollectible accounts receivable in the Retail and Nuuly segments primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer.

Subscription Fees: Revenue for Nuuly Rent is primarily generated through monthly subscription fees. The monthly subscription rental fee is recognized over the monthly period over which the customer's monthly subscription fee pertains. The subscription automatically renews on a monthly basis until cancelled or paused by the customer at which point the customer will not be billed for future months until the subscription is no longer on hold.

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

Sales Return Reserve

The Company records a sales return reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve. As of January 31, 2024, 2023 and 2022, the sales return reserve was $80,512, $70,147 and $69,817, respectively.

Cost of Sales

Cost of sales includes the following: the cost of merchandise; merchandise markdowns; obsolescence and shrink provisions; store and fulfillment center occupancy costs, including rent, depreciation, common area maintenance costs and real estate taxes; delivery expense; inbound and outbound freight; customs related taxes and duties; inventory acquisition and purchasing costs; design costs; warehousing and handling costs; the amortization of rental product; the net unamortized cost of rental product at time of purchase by a customer; and other inventory and rental product acquisition related costs.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $1,384 and $1,740 as of January 31, 2024, and 2023, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $322,252, $279,174 and $254,073 for fiscal 2024, 2023 and 2022, respectively. In addition, the Company incurred web creative expenses of $79,684, $65,474 and $59,746 for fiscal 2024, 2023 and 2022, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2024, 2023 and 2022, capitalized costs related to internally generated internal-use software were not material.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains or losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $38,376 and $42,824 as of January 31, 2024 and January 31, 2023, respectively, and unrealized losses, net of tax, on marketable securities of $771 and $5,811 as of January 31, 2024 and January 31, 2023, respectively. The tax effect of the unrealized gains (losses) on marketable securities recorded in comprehensive income was $49, $1,054 and ($1,249) during fiscal 2024, 2023 and 2022, respectively. Gross realized gains and losses are included in “Interest income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2024, 2023 and 2022 were not material.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing in high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issuer or issue, as well as providing limitations on investment duration. The Company’s investment policy requires that its cash, cash equivalents and marketable securities are invested in corporate and municipal bonds rated “BBB” or better, commercial paper and federally insured or guaranteed investment vehicles such as certificates of deposit, United States treasury bills and federal government agencies. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company regularly evaluates the financial condition of its Wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which includes amendments that further enhance income tax disclosures. The update requires disaggregated information about an entity's effective tax rate reconciliation and income taxes paid by jurisdiction, among other changes. The update will be effective for the Company in its annual consolidated financial statements for the fiscal year ending January 31, 2026, with early adoption permitted, and can be applied prospectively or retrospectively. The Company is currently assessing this update and the additional disclosures that will be required within the notes to its consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In November 2023, the FASB issued an accounting standards update that introduces additional segment disclosure requirements. The update requires entities to quantitatively disclose significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment as well as an amount for other segment items for each reportable segment and a description of their composition. Entities are also required to disclose how reported measures of segment profit or loss are used in assessing segment performance and deciding how to allocate resources. The update will be effective for the Company in its annual consolidated financial statements for the fiscal year ending January 31, 2025, and interim periods thereafter. The Company is currently assessing this update and expects adoption of this update to result in additional disclosures in the notes to its consolidated financial statements. The update will be applied retrospectively to all prior periods presented.

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company’s Wholesale segment customers and franchisees. For the year ended January 31, 2024, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $70,339 and $67,008, respectively. For the year ended January 31, 2023, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $63,760 and $70,339, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, customer deposits, Nuuly Rent deferred subscription fee revenue and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2024, the opening and closing balance of contract liabilities was $82,867 and $91,408, respectively. For the year ended January 31, 2023, the opening and closing balance of contract liabilities was $78,717 and $82,867, respectively. Contract liabilities are included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. During the year ended January 31, 2024, the Company recognized $37,751 of revenue that was included in the contract liability balance at the beginning of the period. During the year ended January 31, 2023, the Company recognized $36,850 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 17, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2024 and 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2024
Short-term Investments:
Corporate bonds	$123,418	$27	$(883)	$122,562
Federal government agencies	68,730	35	(94)	68,671
Municipal and pre-refunded municipal bonds	47,915	9	(414)	47,510
US Treasury securities	27,231	—	(36)	27,195
Certificates of deposit	10,249	—	—	10,249
Commercial paper	10,557	—	—	10,557
	288,100	71	(1,427)	286,744
Long-term Investments:
Corporate bonds	$147,924	$441	$(388)	$147,977
Federal government agencies	65,698	138	(94)	65,742
Municipal and pre-refunded municipal bonds	39,243	160	(35)	39,368
US Treasury securities	34,604	169	(26)	34,747
Certificates of deposit	11,250	—	—	11,250
Mutual funds, held in rabbi trust	13,817	1,344	(93)	15,068
	312,536	2,252	(636)	314,152
	$600,636	$2,323	$(2,063)	$600,896

As of January 31, 2023
Short-term Investments:
Corporate bonds	$83,184	$—	$(947)	$82,237
Federal government agencies	6,501	—	(1)	6,500
Municipal and pre-refunded municipal bonds	48,141	—	(688)	47,453
US Treasury securities	23,561	1	(10)	23,552
Commercial paper	21,636	—	—	21,636
	183,023	1	(1,646)	181,378
Long-term Investments:
Corporate bonds	$62,594	$22	$(3,319)	$59,297
Federal government agencies	9,021	13	(2)	9,032
Municipal and pre-refunded municipal bonds	23,437	5	(1,154)	22,288
Certificates of deposit	249	—	—	249
Mutual funds, held in rabbi trust	13,402	—	(1,424)	11,978
	108,703	40	(5,899)	102,844
	$291,726	$41	$(7,545)	$284,222

Proceeds from the sales and maturities of available-for-sale securities were $347,366, $276,650 and $280,701 in fiscal 2024, 2023 and 2022, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized loss of $4 during fiscal 2024, a net realized loss of $1,465 during fiscal 2023 and a net realized gain of $11 during fiscal 2022. Amortization of discounts and premiums, net, resulted in a benefit included in "Interest income" of $4,338 in fiscal 2024 and a reduction included in “Interest income” of $4,512 and $6,614 for fiscal 2023 and 2022, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2024 and 2023, respectively.

	January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$104,563	$(168)	$53,680	$(1,103)	$158,243	$(1,271)
Federal government agencies	74,516	(188)	—	—	74,516	(188)
Municipal and pre-refunded municipal bonds	24,070	(48)	21,613	(401)	45,683	(449)
US Treasury securities	35,135	(62)	—	—	35,135	(62)
Mutual funds, held in rabbi trust	1,059	(93)	—	—	1,059	(93)
Total	$239,343	$(559)	$75,293	$(1,504)	$314,636	$(2,063)

	January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$23,569	$(51)	$116,136	$(4,215)	$139,705	$(4,266)
Federal government agencies	9,517	(3)	—	—	9,517	(3)
Municipal and pre-refunded municipal bonds	2,849	(90)	64,079	(1,752)	66,928	(1,842)
US Treasury securities	14,221	(3)	1,993	(7)	16,214	(10)
Mutual funds, held in rabbi trust	11,333	(1,424)	—	—	11,333	(1,424)
Total	$61,489	$(1,571)	$182,208	$(5,974)	$243,697	$(7,545)

As of January 31, 2024 and 2023, there were a total of 267 and 262 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$270,539	$—	$270,539
Federal government agencies	—	134,413	—	134,413
Municipal and pre-refunded municipal bonds	—	86,878	—	86,878
US Treasury securities	—	61,942	—	61,942
Certificates of deposit	—	21,499	—	21,499
Mutual funds, held in rabbi trust	15,068	—	—	15,068
Commercial paper	—	10,557	—	10,557
	$15,068	$585,828	$—	$600,896

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Marketable Securities Fair Value as of January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,534	$—	$141,534
Federal government agencies	—	15,532	—	15,532
Municipal and pre-refunded municipal bonds	—	69,741	—	69,741
US Treasury securities	—	23,552	—	23,552
Certificates of deposit	—	249	—	249
Mutual funds, held in rabbi trust	11,978	—	—	11,978
Commercial paper	—	21,636	—	21,636
	$11,978	$272,244	$—	$284,222

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2024 and January 31, 2023.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2024 and 2023, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2024 and 2023, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. These assets were written down to their fair values resulting in impairment charges of $3,644 and $6,417 in fiscal 2024 and 2023, respectively. Additionally, during fiscal 2024 the Company recorded an asset impairment charge of $6,404 related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2024	2023
Land	$55,536	$55,229
Buildings	633,850	467,703
Furniture and fixtures	430,688	419,712
Leasehold improvements	874,643	846,153
Other operating equipment	674,258	460,531
Construction-in-progress	96,157	358,787
	2,765,132	2,608,115
Accumulated depreciation	(1,478,591)	(1,420,380)
Total	$1,286,541	$1,187,735

Depreciation expense for property and equipment in fiscal 2024, 2023 and 2022 was $106,825, $97,827 and $99,058, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2024	2023
Sales return reserves	$80,512	$70,147
Gift cards and merchandise credits	69,187	65,697
Accrued sales and VAT taxes	26,796	26,979
Accrued rents, estimated property taxes and other property expenses	36,619	38,049
Federal, state and foreign income taxes	9,815	6,878
Accrued construction	27,598	17,102
Current portion of low-income housing tax credit liability	10,507	—
Other current liabilities	130,476	97,725
Total	$391,510	$322,577

8. Debt

On February 10, 2023, the Company and certain of its subsidiaries entered into the fourth amendment (the "Fourth Amendment") to the Company's amended and restated credit agreement (the "Amended Credit Agreement"), amending the Company's asset-based revolving credit facility with its lenders, including JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and co-book managers along with Wells Fargo Bank, National Association (the "Amended Credit Facility"). The Fourth Amendment permits the Company to purchase an equity membership interest in a federal low-income housing tax credit entity. See Note 10, "Income Taxes," for further discussion of the investment.

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

As of January 31, 2024, the Company had $0 in borrowings under the Amended Credit Facility. As of January 31, 2024, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $13,566. Interest expense for the Amended Credit Facility was $971, $998, and $1,046 for the years ended January 31, 2024, 2023, and 2022, respectively, which was included in “Interest expense,” in the Consolidated Statements of Income.

9. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $264,091, $255,682 and $268,863 during fiscal 2024, 2023 and 2022, respectively. Total variable lease costs were $139,275, $136,201 and $109,525 during fiscal 2024, 2023 and 2022, respectively. Short-term lease costs and sublease income were not material during fiscal 2024, 2023 and 2022.

Other information related to leases was as follows:

Other information	Fiscal Year Ended January 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023	2022
Operating cash flows from operating leases	$299,351	$296,619	$303,577
Right-of-use assets obtained in exchange for new operating lease liabilities	$206,397	$189,744	$112,572
Weighted-average remaining lease term - operating leases	6.4 years	6.3 years	6.0 years
Weighted-average discount rate - operating leases	6.0%	5.8%	5.8%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of January 31, 2024:

Fiscal Year	Operating Leases
2025	$284,199
2026	248,442
2027	195,617
2028	156,531
2029	120,965
Thereafter	313,538
Total undiscounted future minimum lease payments	1,319,292
Less imputed interest	(240,794)
Total discounted future minimum lease payments	$1,078,498

As of January 31, 2024, the Company had commitments of approximately $84,659 not included in the amounts above related to 15 executed but not yet commenced store leases.

Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, there are 86 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 86 locations was approximately $13,609 for fiscal 2024.

During fiscal 2024, the Company committed to cease operations for two store locations but the lease has not been terminated, resulting in the right-of-use assets to be abandoned. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. During fiscal 2024, the Company recorded lease abandonment charges for two retail locations, totaling $8,231, with a remaining carrying value of $3,786 related to the right-of-use asset for one store location which will be expensed in the first quarter of fiscal 2025.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

10. Income Taxes

The components of income (loss) before income taxes are as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Domestic	$378,265	$217,894	$389,059
Foreign	3,342	3,385	15,572
	$381,607	$221,279	$404,631

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Current:
Federal	$46,714	$49,695	$75,533
State	19,422	12,950	18,972
Foreign	3,086	1,512	2,205
	$69,222	$64,157	$96,710
Deferred:
Federal	$24,141	$(4,724)	$(4,151)
State	(1,152)	671	498
Foreign	1,722	1,476	958
	24,711	(2,577)	(2,695)
	$93,933	$61,580	$94,015

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2024	2023	2022
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.8	4.9	3.8
Foreign taxes	(0.2)	0.3	(1.8)
Nondeductible expenses	0.8	1.6	0.1
General business credits	(1.4)	—	—
Other	0.6	—	0.1
Effective tax rate	24.6%	27.8%	23.2%

The variance in percentages for the components of the effective tax rate are primarily due to the ratio of foreign taxable losses to global taxable profits and the favorable impact of general business credits in fiscal 2024.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2024 and 2023 are as follows:

	January 31,
	2024	2023
Deferred tax liabilities:
Prepaid expense	$(2,776)	$(2,727)
Depreciation	(80,196)	(46,552)
Operating lease right-of-use assets	(216,635)	(224,099)
Other temporary differences	(262)	(353)
Gross deferred tax liabilities	(299,869)	(273,731)
Deferred tax assets:
Operating lease liabilities	253,762	260,596
Deferred rent	13,721	15,296
Inventory	25,297	22,967
Accounts receivable	1,034	1,114
Net operating loss carryforwards	14,376	18,369
Tax uncertainties	1,811	1,430
Accrued salaries and benefits	31,534	24,084
Income tax credits	3,738	4,540
Other temporary differences	32,731	29,362
Gross deferred tax assets, before valuation allowances	378,004	377,758
Valuation allowances	(31,959)	(33,087)
Net deferred tax assets	$46,176	$70,940

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2024 and 2023, respectively, $18,421 and $42,277 were attributable to U.S. federal, $19,637 and $18,458 were attributed to state jurisdictions and $8,118 and $10,205 were attributed to foreign jurisdictions.

As of January 31, 2024, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $50,700 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $23,767 that expire from 2024 through 2044 and approximately $12,482 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $5,137 that expire from 2027 through 2029. As of January 31, 2024, the Company had full and partial valuation allowances for certain foreign and state net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

As of January 31, 2024, approximately $114,365 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. The Company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $406,470. Since such earnings have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act or other U.S. tax requirements on undistributed foreign earnings, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company continues to believe that foreign earnings are indefinitely reinvested excluding earnings that have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act. With respect to outside basis differences in all other non-U.S. subsidiaries, the Company expects that either (i) such basis differences will not reverse in the foreseeable future, or (ii) such basis differences will reverse in a tax-neutral manner.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2024	2023	2022
Balance at the beginning of the period	$18,734	$18,945	$22,259
Increases in tax positions for prior years	54	1,055	28
Decreases in tax positions for prior years	(26)	(974)	(3,178)
Increases in tax positions for current year	332	147	249
Settlements	(117)	(177)	—
Lapse in statute of limitations	(315)	(262)	(413)
Balance at the end of the period	$18,662	$18,734	$18,945

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $23,066 and $21,890 as of January 31, 2024 and 2023, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2024, 2023 and 2022, the Company recognized expense of $1,629, $1,145 and $630, respectively, related to interest and penalties. The Company accrued $6,214 and $4,586 for the payment of interest and penalties as of January 31, 2024 and 2023, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under audit in certain state and foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2010 to 2022. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $17,623.

Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. During the year ended January 31, 2024, interest expense related to the accretion of the liability was $6,190 and a net benefit of $6,669 was included in "Income tax expense" in the Consolidated Statements of Income. The carrying value of the investment is recorded in "Deferred income taxes and other assets" in the Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses and other current liabilities" and "Deferred rent and other liabilities" in the Consolidated Balance Sheets. The following table summarizes the balances related to the investment at January 31, 2024:

January 31,
2024
Deferred income taxes and other assets	$66,214
Accrued expenses and other current liabilities	10,507
Deferred rent and other liabilities	47,293

11. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2024, there were 4,850,674 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2024, there were

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

5,594,830 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2024, 2023 and 2022 was as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Performance Stock Units	5,013	4,978	4,067
Restricted Stock Units	25,495	24,471	21,674
Total	$30,508	$29,449	$25,741

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2024, 2023 and 2022 was $3,086, $6,379 and $6,311, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2024, 2023 and 2022 was $1,763, $3,467 and $5,573, respectively.

Stock Options

The Company may grant stock options that generally vest over a period of one year. Stock options become exercisable over the vesting period in installments determined by the Company, which can vary depending upon each individual grant. There were no stock options granted in the fiscal years ended January 31, 2024, 2023 and 2022.

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	245,000	$31.11	1.6	$653
Granted	—	—
Exercised	(25,000)	23.74
Forfeited or Expired	(80,000)	37.45
Awards outstanding at end of year	140,000	28.81	1.5	$1,623
Awards outstanding fully vested and expected to vest	140,000	28.81	1.5	$1,623
Awards exercisable at end of year	140,000	$28.81	1.5	$1,623

The following table summarizes other information related to stock options during the years ended January 31, 2024, 2023 and 2022:

	Fiscal Year Ended January 31,
	2024	2023	2022
Intrinsic value of awards exercised	$129	$23	$1,156
Net cash proceeds from the exercise of stock options	$594	$376	$3,290

There were no unrecognized compensation costs of stock options granted, but not yet vested, as of January 31, 2024.

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s awarded during fiscal 2024, 2023 and 2022 equaled the stock price on the date of the grant. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to four-year period.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2024:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	471,252	$31.40
Granted	160,887	26.96
Vested	(131,248)	33.01
Forfeited	—	—
Non-vested awards outstanding at end of year	500,891	$29.55

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2024, 2023 and 2022 was $26.96, $25.38 and $38.15, per share, respectively. The aggregate grant date fair value of PSU's vested during the fiscal years ended January 31, 2024, 2023 and 2022 was $33.01, $27.79 and $26.54, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2024 was $5,269, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. The fair value of the RSU’s awarded during fiscal 2024, 2023 and 2022 equaled the stock price on the date of the grant. RSU’s typically vest over a two to four-year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2024:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	2,553,399	$29.82
Granted	971,135	27.42
Vested	(760,702)	31.11
Forfeited	(93,852)	29.21
Non-vested awards outstanding at end of year	2,669,980	$28.58

The weighted-average grant date fair value of RSU’s awarded during the fiscal years ended January 31, 2024, 2023 and 2022 was $27.42, $25.01 and $37.30, per share, respectively. The aggregate grant date fair value of RSU’s vested during the fiscal years ended January 31, 2024, 2023 and 2022 was $31.11, $30.48 and $29.66, respectively. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2024, was $28,769, which is expected to be recognized over a weighted-average period of 1.9 years.

12. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2024	2023
Number of common shares repurchased and subsequently retired	—	4,736,405
Total cost	$—	$112,016
Average cost per share, including commissions	$—	$23.65

On August 22, 2017, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program; all such shares were repurchased and the authorization was completed by the end of June 2022. On June 4, 2019, the Company’s Board of Directors authorized the repurchase of an additional 20,000,000 common shares under a share repurchase program. As of January 31, 2024, 19,156,390 common shares were remaining under the programs.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2024 and 2023, the Company acquired and subsequently retired 310,137 and 248,812 common shares at a total cost of $8,407 and $6,760, respectively, from employees to meet payroll tax withholding requirements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

13. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2024 and 2023, respectively:

	Fiscal Year Ended January 31, 2024
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income (loss) before reclassifications	4,448	5,044	9,492
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	(4)
Net current-period total other comprehensive income (loss)	4,448	5,040	9,488
Ending Balance	$(38,376)	$(771)	$(39,147)

	Fiscal Year Ended January 31, 2023
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(22,204)	$(2,626)	$(24,830)
Other comprehensive income (loss) before reclassifications	(20,620)	(1,720)	$(22,340)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,465)	(1,465)
Net current-period total other comprehensive income (loss)	(20,620)	(3,185)	(23,805)
Ending Balance	$(42,824)	$(5,811)	$(48,635)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Interest income” in the Consolidated Statements of Income.

14. Net Income Per Common Share

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income per common share:

	Fiscal Year Ended January 31,
	2024	2023	2022
Basic weighted-average common shares outstanding	92,697,751	93,199,874	98,022,583
Effect of dilutive options, stock appreciation rights, restricted stock units and performance stock units	1,630,034	944,188	1,246,122
Diluted weighted-average shares outstanding	94,327,785	94,144,062	99,268,705

For the fiscal years ended January 31, 2024, 2023 and 2022, awards to purchase 60,000 common shares ranging in price from $28.47 to $46.42, awards to purchase 182,500 common shares ranging in price from $23.74 to $46.42 and awards to purchase 165,000 common shares ranging in price from $35.85 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2024 and 2023, 272,554 and 167,500 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

15. Commitments and Contingencies

Purchase Commitments

As of January 31, 2024, the Company has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are primarily satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $782,926. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2024, the Company had

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

outstanding trade letters of credit of $61,805. As of January 31, 2024, the Company also has commitments related to construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation of $18,488, all of which is due within one year. Construction and distribution equipment contracts include $14,269 related to the Nuuly fulfillment center in Raymore, Missouri.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $8,688, $7,890 and $7,406 for fiscal years 2024, 2023 and 2022, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $123, $92 and $47 during fiscal years 2024, 2023 and 2022, respectively. The NQDC obligation was $15,068 and $11,978 as of January 31, 2024 and 2023, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $15,068 and $11,978 as of January 31, 2024 and 2023, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, served as Senior Counsel at the law firm of Faegre Drinker Biddle & Reath LLP until his retirement on December 31, 2022. Faegre Drinker Biddle & Reath LLP provided general legal services to the Company in fiscal 2023 and 2022. Fees paid to Faegre Drinker Biddle & Reath LLP during fiscal 2023 and 2022 were $1,127 and $1,027, respectively. Amounts due to Faegre Drinker Biddle & Reath LLP as of January 31, 2023 were approximately $174.

Todd R. Morgenfeld, a director of the Company, was Chief Financial Officer and Head of Business Operations of Pinterest, Inc. until July 1, 2023. Pinterest, Inc. provided digital marketing services to the Company in fiscal 2024, 2023 and 2022 and is expected to continue to do so in the future. The amount paid to Pinterest, Inc. for such digital marketing services was financially immaterial to Pinterest, Inc. and is unrelated to Mr. Morgenfeld’s compensation from Pinterest, Inc. Mr. Morgenfeld did not provide and was not involved in the provision of digital marketing services by Pinterest, Inc. to the Company. The Board of Directors considered these matters in determining Mr. Morgenfeld’s independence.

John C. Mulliken, a director of the Company, serves on the board of Bombas which supplied apparel to the Company in fiscal 2024, 2023 and 2022 and is expected to do so in the future. The amount paid to Bombas was financially immaterial to Bombas and is unrelated to Mr. Mulliken's compensation as director of Bombas. Mr. Mulliken was not involved in the sourcing of Bombas as a supplier to the Company and he does not intend to be involved in the Company's procurement of its products in the future. The Board of Directors considered these matters in determining Mr. Mulliken's independence.

17. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments—“Retail,” “Wholesale” and “Nuuly.”

The Company’s Retail segment includes Anthropologie (which includes the Anthropologie and Terrain brands), Free People (which includes the Free People and FP Movement brands), Urban Outfitters and Menus & Venues. As of January 31, 2024, there were 262 Urban Outfitters stores, 237 Anthropologie stores, 198 Free People stores (including 38 FP Movement stores), 9 Menus & Venues locations, 7 Urban Outfitters franchisee-owned stores and 2 Anthropologie franchisee-owned stores. Each of Urban Outfitters, Anthropologie and Free People, including their Company-owned and franchisee-owned store and digital channels, and Menus & Venues

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

locations, are considered an operating segment. Net sales from the Retail segment accounted for approximately 90.8%, 92.1% and 93.4% of total consolidated net sales for fiscal 2024, 2023 and 2022, respectively.

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

The Company's Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Net sales from the Wholesale segment accounted for approximately 4.6%, 5.2% and 5.5% of total consolidated net sales for fiscal 2024, 2023 and 2022, respectively.

The Company's Nuuly segment includes the Nuuly brand, which is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Nuuly segment net sales accounted for approximately 4.6%, 2.7%, and 1.1% of consolidated net sales for fiscal 2024, 2023 and 2022, respectively.

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

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

	Fiscal Year
	2024	2023	2022
Net sales
Retail operations	$4,678,698	$4,415,358	$4,248,681
Wholesale operations	254,614	268,552	267,576
Nuuly operations	235,859	129,637	47,724
Intersegment elimination	(15,934)	(18,303)	(15,218)
Total net sales	$5,153,237	$4,795,244	$4,548,763
Income from operations
Retail operations	$422,012	$275,369	$449,453
Wholesale operations	31,719	25,793	32,937
Nuuly operations	(17,084)	(13,931)	(20,150)
Intersegment elimination	(322)	1,339	1,643
Total segment operating income	436,325	288,570	463,883
General corporate expenses	(66,530)	(61,947)	(55,317)
Total income from operations	$369,795	$226,623	$408,566

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Fiscal Year
	2024	2023	2022
Depreciation expense for property and equipment
Retail operations	$99,780	$91,879	$94,099
Wholesale operations	329	546	547
Nuuly operations	6,716	5,402	4,412
Total depreciation expense for property and equipment	$106,825	$97,827	$99,058
Inventory
Retail operations	$505,271	$529,853
Wholesale operations	44,971	57,657
Total inventory	$550,242	$587,510
Rental product, net (1)
Nuuly operations	$163,119	$90,934
Total rental product, net	$163,119	$90,934

(1)
Rental product, net is included in "Deferred income taxes and other assets" in the Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,182,084	$1,138,487
Wholesale operations	2,355	990
Nuuly operations	102,102	48,258
Total property and equipment, net	$1,286,541	$1,187,735
Cash paid for property and equipment
Retail operations	$131,254	$176,110	$254,921
Wholesale operations	1,407	76	69
Nuuly operations	66,964	23,327	7,439
Total cash paid for property and equipment	$199,625	$199,513	$262,429

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Fiscal Year
	2024		2023		2022
Net sales
Apparel	$3,079,496	66%	$2,808,638	63%	$2,671,841	63%
Home	763,713	16%	830,199	19%	852,379	20%
Accessories	603,495	13%	559,524	13%	532,877	12%
Other	231,994	5%	216,997	5%	191,584	5%
Retail operations	4,678,698	100%	4,415,358	100%	4,248,681	100%
Apparel	219,231	92%	229,282	92%	241,060	96%
Accessories	17,671	7%	20,238	8%	10,460	4%
Other	1,778	1%	729	0%	838	0%
Wholesale operations	238,680	100%	250,249	100%	252,358	100%
Nuuly operations	235,859		129,637		47,724
Total net sales	5,153,237		4,795,244		$4,548,763

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2024	2023	2022
Net Sales
Domestic operations	$4,506,805	$4,158,753	$3,950,381
Foreign operations	646,432	636,491	598,382
Total net sales	$5,153,237	$4,795,244	$4,548,763
Property and equipment, net
Domestic operations	$1,130,332	$1,033,926
Foreign operations	156,209	153,809
Total property and equipment, net	$1,286,541	$1,187,735