Form 10-Q
period 2024-04-30
URBAN OUTFITTERS INC
filed 2024-06-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2024

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

Common shares, $0.0001 par value—93,399,211 shares outstanding on June 4, 2024.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$173,995	$178,321	$171,655
Marketable securities	312,558	286,744	209,777
Accounts receivable, net of allowance for doubtful accounts of $933, $1,465 and $1,453, respectively	88,297	67,008	105,589
Inventory	578,990	550,242	590,326
Prepaid expenses and other current assets	219,886	200,188	223,894
Total current assets	1,373,726	1,282,503	1,301,241
Property and equipment, net	1,304,548	1,286,541	1,201,506
Operating lease right-of-use assets	910,965	920,396	921,893
Marketable securities	287,178	314,152	86,156
Other assets	312,285	307,617	281,874
Total Assets	$4,188,702	$4,111,209	$3,792,670
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,443	$253,342	$263,558
Current portion of operating lease liabilities	224,100	226,645	233,085
Accrued expenses, accrued compensation and other current liabilities	488,681	514,218	431,033
Total current liabilities	1,034,224	994,205	927,676
Non-current portion of operating lease liabilities	849,917	851,853	845,643
Other non-current liabilities	142,227	152,611	168,669
Total Liabilities	2,026,368	1,998,669	1,941,988
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 93,379,211, 92,787,522 and 92,677,835 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	31,572	37,943	15,133
Retained earnings	2,175,500	2,113,735	1,878,878
Accumulated other comprehensive loss	(44,747)	(39,147)	(43,338)
Total Shareholders’ Equity	2,162,334	2,112,540	1,850,682
Total Liabilities and Shareholders’ Equity	$4,188,702	$4,111,209	$3,792,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2024	2023
Net sales	$1,200,732	$1,113,674
Cost of sales (excluding store impairment and lease abandonment charges)	787,746	742,443
Store impairment and lease abandonment charges	4,601	—
Gross profit	408,385	371,231
Selling, general and administrative expenses	333,761	299,848
Income from operations	74,624	71,383
Other income, net	6,246	1,019
Income before income taxes	80,870	72,402
Income tax expense	19,105	19,585
Net income	$61,765	$52,817
Net income per common share:
Basic	$0.66	$0.57
Diluted	$0.65	$0.56
Weighted-average common shares outstanding:
Basic	93,124,568	92,474,688
Diluted	95,000,706	93,821,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2024	2023
Net income	$61,765	$52,817
Other comprehensive (loss) income:
Foreign currency translation	(3,298)	3,177
Change in unrealized (losses) gains on marketable securities, net of tax	(2,302)	2,120
Total other comprehensive (loss) income	(5,600)	5,297
Comprehensive income	$56,165	$58,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2024	92,787,522	$9	$37,943	$2,113,735	$(39,147)	$2,112,540
Comprehensive income	—	—	—	61,765	(5,600)	56,165
Share-based compensation	—	—	7,599	—	—	7,599
Share-based awards	934,534	—	475	—	—	475
Share repurchases	(342,845)	—	(14,445)	—	—	(14,445)
Balances as of April 30, 2024	93,379,211	$9	$31,572	$2,175,500	$(44,747)	$2,162,334

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2023	92,180,709	$9	$15,248	$1,826,061	$(48,635)	$1,792,683
Comprehensive income	—	—	—	52,817	5,297	58,114
Share-based compensation	—	—	7,735	—	—	7,735
Share-based awards	790,388	—	—	—	—	—
Share repurchases	(293,262)	—	(7,850)	—	—	(7,850)
Balances as of April 30, 2023	92,677,835	$9	$15,133	$1,878,878	$(43,338)	$1,850,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2024	2023
Cash flows from operating activities:
Net income	$61,765	$52,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,761	23,879
Non-cash lease expense	51,470	50,859
Provision for deferred income taxes	12,735	2,457
Share-based compensation expense	7,599	7,735
Amortization of tax credit investment	4,380	3,976
Store impairment and lease abandonment charges	4,601	—
Loss on disposition of property and equipment, net	135	222
Changes in assets and liabilities:
Receivables	(21,512)	(35,030)
Inventory	(29,818)	(1,649)
Prepaid expenses and other assets	(37,542)	(35,045)
Payables, accrued expenses and other liabilities	36,663	22,257
Operating lease liabilities	(59,686)	(56,201)
Net cash provided by operating activities	58,551	36,277
Cash flows from investing activities:
Cash paid for property and equipment	(41,091)	(32,904)
Cash paid for marketable securities	(95,799)	(74,101)
Sales and maturities of marketable securities	91,081	69,456
Initial cash payment for tax credit investment	—	(20,000)
Net cash used in investing activities	(45,809)	(57,549)
Cash flows from financing activities:
Proceeds from the exercise of stock options	475	—
Share repurchases related to taxes for share-based awards	(14,445)	(7,850)
Tax credit investment liability payments	(1,341)	(468)
Net cash used in financing activities	(15,311)	(8,318)
Effect of exchange rate changes on cash and cash equivalents	(1,757)	(15)
Decrease in cash and cash equivalents	(4,326)	(29,605)
Cash and cash equivalents at beginning of period	178,321	201,260
Cash and cash equivalents at end of period	$173,995	$171,655
Supplemental cash flow information:
Cash paid during the year for income taxes	$2,983	$1,115
Non-cash investing activities—Accrued capital expenditures	$37,391	$19,529
Right-of-use assets obtained in exchange for operating lease liabilities	$60,868	$19,698
Non-cash investing activities—Accrued tax credit investment installments	$—	$62,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the United States Securities and Exchange Commission on April 1, 2024.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2025 will end on January 31, 2025.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which includes amendments that further enhance income tax disclosures. The update requires disaggregated information about an entity's effective tax rate reconciliation and income taxes paid by jurisdiction, among other changes. The update will be effective for the Company in its annual consolidated financial statements for the fiscal year ending January 31, 2026, and can be applied prospectively or retrospectively. The Company is currently assessing this update and the additional disclosures that will be required within the notes to its consolidated financial statements.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the three month period ended April 30, 2024, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $67,008 and $88,297, respectively. For the three month period ended April 30, 2023, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $70,339 and $105,589, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, customer deposits, Nuuly Rent deferred subscription fee revenue and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2024, the opening and closing balances of contract liabilities were $91,408 and $89,127, respectively. For the three month period ended April 30, 2023, the opening and closing balances of contract liabilities were $82,867 and $76,750, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2024, the Company recognized $28,172 of revenue that was included in the contract liability balance at the beginning of the period. During the three month period ended April 30, 2023, the Company recognized $17,788 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2024, January 31, 2023 and April 30, 2023 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2024
Short-term Investments:
Corporate bonds	$145,891	$3	$(1,000)	$144,894
Federal government agencies	76,515	—	(204)	76,311
Municipal and pre-refunded municipal bonds	49,515	4	(204)	49,315
US Treasury securities	28,925	—	(127)	28,798
Certificates of deposit	10,249	—	—	10,249
Commercial paper	2,991	—	—	2,991
	314,086	7	(1,535)	312,558
Long-term Investments:
Corporate bonds	119,907	19	(1,116)	118,810
Federal government agencies	53,486	—	(502)	52,984
Municipal and pre-refunded municipal bonds	38,785	9	(286)	38,508
US Treasury securities	49,943	—	(677)	49,266
Certificates of deposit	11,250	—	—	11,250
Mutual funds, held in rabbi trust	15,950	443	(33)	16,360
	289,321	471	(2,614)	287,178
	$603,407	$478	$(4,149)	$599,736
As of January 31, 2024
Short-term Investments:
Corporate bonds	$123,418	$27	$(883)	$122,562
Federal government agencies	68,730	35	(94)	68,671
Municipal and pre-refunded municipal bonds	47,915	9	(414)	47,510
US Treasury securities	27,231	—	(36)	27,195
Certificates of deposit	10,249	—	—	10,249
Commercial paper	10,557	—	—	10,557
	288,100	71	(1,427)	286,744
Long-term Investments:
Corporate bonds	147,924	441	(388)	147,977
Federal government agencies	65,698	138	(94)	65,742
Municipal and pre-refunded municipal bonds	39,243	160	(35)	39,368
US Treasury securities	34,604	169	(26)	34,747
Certificates of deposit	11,250	—	—	11,250
Mutual funds, held in rabbi trust	13,817	1,344	(93)	15,068
	312,536	2,252	(636)	314,152
	$600,636	$2,323	$(2,063)	$600,896

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2023
Short-term Investments:
Corporate bonds	$86,052	$1	$(1,214)	$84,839
Federal government agencies	21,284	—	(28)	21,256
Municipal and pre-refunded municipal bonds	45,467	—	(547)	44,920
US Treasury securities	22,903	1	(16)	22,888
Commercial paper	35,874	—	—	35,874
	211,580	2	(1,805)	209,777
Long-term Investments:
Corporate bonds	42,823	17	(2,141)	40,699
Federal government agencies	14,340	9	(37)	14,312
Municipal and pre-refunded municipal bonds	19,071	5	(906)	18,170
Certificates of deposit	249	—	—	249
Mutual funds, held in rabbi trust	12,656	132	(62)	12,726
	89,139	163	(3,146)	86,156
	$300,719	$165	$(4,951)	$295,933

Proceeds from the sales and maturities of available-for-sale securities were $91,081 and $69,456 for the three months ended April 30, 2024 and 2023, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $23 and a net realized gain of $1 for the three months ended April 30, 2024 and 2023, respectively. Amortization of discounts and premiums, net, resulted in a benefit of $2,155 and $278 for the three months ended April 30, 2024 and 2023, respectively. Amortization of discounts and premiums, net, is included in “Other income, net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$263,704	$—	$263,704
Federal government agencies	—	129,295	—	129,295
Municipal and pre-refunded municipal bonds	—	87,823	—	87,823
US Treasury securities	—	78,064	—	78,064
Certificates of deposit	—	21,499	—	21,499
Mutual funds, held in rabbi trust	16,360	—	—	16,360
Commercial paper	—	2,991	—	2,991
	$16,360	$583,376	$—	$599,736

	Marketable Securities Fair Value as of
	January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$270,539	$—	$270,539
Federal government agencies	—	134,413	—	134,413
Municipal and pre-refunded municipal bonds	—	86,878	—	86,878
US Treasury securities	—	61,942	—	61,942
Certificates of deposit	—	21,499	—	21,499
Mutual funds, held in rabbi trust	15,068	—	—	15,068
Commercial paper	—	10,557	—	10,557
	$15,068	$585,828	$—	$600,896

	Marketable Securities Fair Value as of
	April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$125,538	$—	$125,538
Federal government agencies	—	35,568	—	35,568
Municipal and pre-refunded municipal bonds	—	63,090	—	63,090
US Treasury securities	—	22,888	—	22,888
Certificates of deposit	—	249	—	249
Mutual funds, held in rabbi trust	12,726	—	—	12,726
Commercial paper	—	35,874	—	35,874
	$12,726	$283,207	$—	$295,933

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2024, January 31, 2024 and April 30, 2023.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2024, January 31, 2024 and April 30, 2023, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three months ended April 30, 2024, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying values and were written down to their fair values. During the three months ended April 30, 2024, the Company recorded impairment charges of $815 for one retail location, with a carrying value after impairment of $1,500 related to the right-of-use asset. Additionally, during the fourth quarter of fiscal 2024, the Company committed to a cease-use date of February 29, 2024 at one retail location for which the lease is not terminated, resulting in lease abandonment charges of $3,786 during the three months ended April 30, 2024.

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

As of April 30, 2024, the Company had $0 in borrowings under the Amended Credit Facility. As of April 30, 2024, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $14,011. Interest expense for the Amended Credit Facility was $240 and $239 for the three months ended April 30, 2024 and 2023, respectively, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. During the three months ended April 30, 2024 and 2023, interest expense related to the accretion of the liability was $1,286 and $2,159, respectively, which was included in "Other income, net" in the Condensed Consolidated Statements of Income. Included in "Income tax expense" in the Condensed Consolidated Statements of Income for the three months ended April 30, 2024 and 2023 was amortization of the investment of $4,380 and $3,976, respectively, and income tax credits and other income tax benefits of $6,128 and $5,772, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at April 30, 2024, January 31, 2024 and April 30, 2023:

	April 30,	January 31,	April 30,
	2024	2024	2023
Other assets	$61,834	$66,214	$78,143
Accrued expenses, accrued compensation and other current liabilities	13,337	10,507	5,193
Other non-current liabilities	43,122	47,293	56,459

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2024 and 2023, was as follows:

	Three Months Ended
	April 30,
	2024	2023
Performance Stock Units	$1,237	$1,320
Restricted Stock Units	6,362	6,415
Total	$7,599	$7,735

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2024 was as follows:

	April 30, 2024
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	107,345	$41.92
Restricted Stock Units	625,615	$41.92
Total	732,960

During the three months ended April 30, 2024, 40,000 stock options were exercised, 157,082 PSUs vested and 746,435 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2024 was as follows:

	April 30, 2024
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$8,533	2.3
Restricted Stock Units	48,067	2.3
Total	$56,600

8. Shareholders’ Equity

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. During the three months ended April 30, 2024 and 2023, the Company did not repurchase any common shares. As of April 30, 2024, 19,156,390 common shares were remaining under the program.

During the three months ended April 30, 2024, the Company acquired and subsequently retired 342,845 common shares at a total cost of $14,445 from employees to meet payroll tax withholding requirements on vested share-based awards. During the three months ended April 30, 2023, the Company acquired and subsequently retired 293,262 common shares at a total cost of $7,850 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30, 2024
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(38,376)	$(771)	$(39,147)
Other comprehensive income (loss) before reclassifications	(3,298)	(2,279)	(5,577)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(23)	(23)
Net current-period other comprehensive income (loss)	(3,298)	(2,302)	(5,600)
Balance at end of period	$(41,674)	$(3,073)	$(44,747)

	Three Months Ended April 30, 2023
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income (loss) before reclassifications	3,177	2,119	5,296
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1
Net current-period other comprehensive income (loss)	3,177	2,120	5,297
Balance at end of period	$(39,647)	$(3,691)	$(43,338)

All unrealized gains and losses on available-for-sale securities reclassified from accumulated other comprehensive loss were recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

10. Net Income per Common Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company's stock options, performance stock units and restricted stock units. The following is a reconciliation of the weighted-average common shares outstanding and calculation of basic and diluted net income per common share:

	Three Months Ended
	April 30,
	2024	2023
Net income	$61,765	$52,817

Basic weighted-average common shares outstanding	93,124,568	92,474,688
Effect of dilutive options, performance stock units and restricted stock units	1,876,138	1,346,604
Diluted weighted-average shares outstanding	95,000,706	93,821,292

Net income per common share:
Basic	$0.66	$0.57
Diluted	$0.65	$0.56

For the three months ended April 30, 2024 and 2023, awards to purchase 40,000 common shares at a price of $46.42 and 120,000 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2024 and April 30, 2023, were 270,441 and 272,554 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment includes Anthropologie (which includes the Anthropologie and Terrain brands), Free People (which includes the Free People and FP Movement brands), Urban Outfitters and Menus & Venues. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All

Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers.

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

	Three Months Ended
	April 30,
	2024	2023
Net sales
Retail operations	$1,062,685	$1,004,101
Wholesale operations	63,252	63,415
Nuuly operations	77,942	51,470
Intersegment elimination	(3,147)	(5,312)
Total net sales	$1,200,732	$1,113,674
Income from operations
Retail operations	$87,887	$83,230
Wholesale operations	11,308	6,659
Nuuly operations	(1,226)	(271)
Intersegment elimination	(52)	(346)
Total segment operating income	97,917	89,272
General corporate expenses	(23,293)	(17,889)
Total income from operations	$74,624	$71,383

	April 30,	January 31,	April 30,
	2024	2024	2023
Inventory
Retail operations	$531,653	$505,271	$543,968
Wholesale operations	47,337	44,971	46,358
Total inventory	$578,990	$550,242	$590,326
Rental product, net (1)
Nuuly operations	$184,311	$163,119	$100,642
Total rental product, net	$184,311	$163,119	$100,642

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,179,050	$1,182,084	$1,145,834
Wholesale operations	2,413	2,355	888
Nuuly operations	123,085	102,102	54,784
Total property and equipment, net	$1,304,548	$1,286,541	$1,201,506

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	April 30,
	2024		2023
Net sales
Apparel	$742,955	70%	$685,085	68%
Home	142,099	13%	150,224	15%
Accessories	129,264	12%	121,711	12%
Other	48,367	5%	47,081	5%
Retail operations	1,062,685	100%	1,004,101	100%
Apparel	56,541	94%	52,621	91%
Accessories	3,348	6%	5,321	9%
Other	216	0%	161	0%
Wholesale operations (1)	60,105	100%	58,103	100%
Nuuly operations	77,942		51,470
Total net sales	$1,200,732		$1,113,674

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2024	2024	2023
Property and equipment, net
Domestic operations	$1,153,245	$1,130,332	$1,045,656
Foreign operations	151,303	156,209	155,850
Total property and equipment, net	$1,304,548	$1,286,541	$1,201,506

	Three Months Ended
	April 30,
	2024	2023
Net Sales
Domestic operations	$1,058,923	$979,606
Foreign operations	141,809	134,068
Total net sales	$1,200,732	$1,113,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, including geopolitical instability, impacts of the conflict in the Middle East and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises (such as the coronavirus (COVID-19)), labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs, border adjustment taxes or increases in duties or quotas), the unexpected closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed on April 1, 2024. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2025 will end on January 31, 2025, and our fiscal year 2024 ended on January 31, 2024.

As used in this document, unless otherwise defined, "Anthropologie" refers to our Anthropologie and Terrain brands and "Free People" refers to our Free People and FP Movement brands.

Retail Segment

Our Retail segment omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. We manage and analyze our performance based on a single Retail segment omni-channel rather than separate channels and believe that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

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

We monitor Retail segment metrics including customer traffic, conversion rates and average units per transaction at our stores and on our websites and mobile applications. We also monitor average unit selling price and transactions at our stores and average order value on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns, circulation of our catalogs and an overall growth in brand recognition.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.8% of consolidated net sales for the three months ended April 30, 2024, compared to approximately 19.2% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 7.3% of consolidated net sales for the three months ended April 30, 2024, compared to approximately 8.0% for the comparable period in fiscal 2024.

The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party branded product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 42.3% of consolidated net sales for the three months ended April 30, 2024, compared to approximately 41.0% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 1.5% of consolidated net sales for both the three months ended April 30, 2024, and the comparable period in fiscal 2024.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 20.9% of consolidated net sales for the three months ended April 30, 2024, compared to approximately 19.0% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 1.0% of consolidated net sales for the three months ended April 30, 2024, compared to less than 1.0% for the comparable period in fiscal 2024.

Net sales from the Retail segment accounted for approximately 88.5% of consolidated net sales for the three months ended April 30, 2024, compared to 90.2% for the comparable period in fiscal 2024.

Store data for the three months ended April 30, 2024 was as follows:

	January 31,	Stores	Stores	April 30,
	2024	Opened	Closed	2024
Urban Outfitters
United States	179	2	(2)	179
Canada	17	—	—	17
Europe	66	2	—	68
Urban Outfitters Global Total	262	4	(2)	264

Anthropologie
United States	209	2	(1)	210
Canada	9	—	—	9
Europe	19	—	—	19
Anthropologie Global Total	237	2	(1)	238

Free People Brand
United States	145	1	(1)	145
Canada	3	—	—	3
Europe	12	—	—	12
Free People Brand Global Total	160	1	(1)	160
FP Movement Brand
United States	38	1	—	39
FP Movement Brand Global Total	38	1	—	39
Free People
United States	183	2	(1)	184
Canada	3	—	—	3
Europe	12	—	—	12
Free People Global Total	198	2	(1)	199

Menus & Venues (1)
United States	9	—	—	9
Menus & Venues Total	9	—	—	9

Total Company-Owned Stores	706	8	(4)	710
Franchisee-Owned Stores (2)	9	—	—	9
Total URBN	715	8	(4)	719

(1)
Menus & Venues includes various casual restaurants and event venues.
(2)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of April 30, 2024 and 2023 was as follows:

	April 30,	April 30,
	2024	2023	Change
Selling square footage (in thousands):
Urban Outfitters	2,260	2,249	0.5%
Anthropologie	1,808	1,805	0.2%
Free People Brand	363	360	0.8%
FP Movement Brand	50	44	13.6%
Total URBN (1)	4,481	4,458	0.5%

(1)
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

Projected store openings and closings for fiscal 2025 are as follows:

	January 31,	Projected	Projected	January 31,
	2024	Openings	Closings	2025
Urban Outfitters	262	6	(12)	256
Anthropologie	237	13	(6)	244
Free People Brand	160	13	(3)	170
FP Movement Brand	38	25	—	63
Menus & Venues	9	—	—	9
Total Company-Owned Stores	706	57	(21)	742
Franchisee-Owned Stores	9	—	—	9
Total URBN	715	57	(21)	751

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.0% of consolidated net sales for the three months ended April 30, 2024, compared to 5.2% for the comparable period in fiscal 2024.

Nuuly Segment

Our Nuuly segment includes the Nuuly brand, which is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase the rented product. Our Nuuly segment net sales accounted for approximately 6.5% of consolidated net sales for the three months ended April 30, 2024, compared to approximately 4.6% for the comparable period in fiscal 2024.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2024. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2024.

Results of Operations

As a Percentage of Net Sales

The table below sets forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The table should be read in conjunction with the discussion that follows.

Three Months Ended April 30, 2024 (Fiscal 2025) Compared To

Three Months Ended April 30, 2023 (Fiscal 2024)

(amounts in millions)	Three Months Ended
	April 30,
	2024		2023
Net sales	$1,200.7	100.0%	$1,113.7	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	787.7	65.6	742.5	66.7
Store impairment and lease abandonment charges	4.6	0.4	—	—
Gross profit	408.4	34.0	371.2	33.3
Selling, general and administrative expenses	333.8	27.8	299.8	26.9
Income from operations	74.6	6.2	71.4	6.4
Other income, net	6.3	0.5	1.0	0.1
Income before income taxes	80.9	6.7	72.4	6.5
Income tax expense	19.1	1.6	19.6	1.8
Net income	$61.8	5.1%	$52.8	4.7%

Net sales for the first quarter of fiscal 2025 were $1.20 billion, compared to $1.11 billion in the first quarter of fiscal 2024. The $87.1 million increase was attributable to a $58.6 million, or 5.8%, increase in Retail segment net sales, a $26.5 million, or 51.4%, increase in Nuuly segment net sales and a $2.0 million, or 3.4%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first quarter of fiscal 2025 was due to an increase of $44.9 million, or 4.6%, in Retail segment comparable net sales, and an increase of $13.7 million in non-comparable net sales. Retail segment comparable net sales increased 17.1% at Free People and 10.4% at Anthropologie and decreased 13.7% at Urban Outfitters. Retail segment comparable net sales increased in North America and decreased in Europe. The overall increase in Retail segment comparable net sales was driven by high single-digit positive growth in digital channel net sales and low single-digit positive growth in retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions, while average order value, conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic, transactions and conversion rate, which were partially offset by decreases in average unit retail and units per transaction. The increase in non-comparable net sales during the first quarter of fiscal 2025 was primarily due to the impact of the 10 net new

Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Nuuly segment net sales was primarily driven by a 44.8% increase in the average number of active subscribers in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. The increase in Wholesale segment net sales in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was primarily due to a $3.3 million, or 6.3%, increase in Free People wholesale net sales, partially offset by a $1.3 million decrease in Urban Outfitters wholesale net sales. The increase in Free People wholesale net sales was due to an increase in net sales to department stores and specialty customers.

Gross profit percentage for the first quarter of fiscal 2025 increased to 34.0% of net sales from 33.3% of net sales in the first quarter of fiscal 2024. Gross profit increased to $408.4 million in the first quarter of fiscal 2025 from $371.2 million in the first quarter of fiscal 2024. The increase in gross profit rate was primarily due to higher initial merchandise markups for all brands, primarily driven by Company initiatives, and was partially offset by higher merchandise markdowns, primarily at the Urban Outfitters brand, and a deleverage in logistics expenses. The deleverage in logistics expenses was primarily driven by the increase in the percentage of total Company net sales represented by Nuuly segment net sales, as well as transition and start-up expenses related to the additional Nuuly fulfillment facility that opened during the first quarter of fiscal 2025. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate. Additionally, the Company recorded store impairment and lease abandonment charges of $4.6 million, or 38 basis points, during the first quarter of fiscal 2025.

Total inventory at April 30, 2024, as compared to April 30, 2023, decreased by $11.3 million, or 1.9%, to $579.0 million. Total Retail segment inventory decreased by 2.3%, while Retail segment comparable inventory decreased by 4.7%. Wholesale segment inventory increased by 2.1%.

Selling, general and administrative expenses increased by $33.9 million, or 11.3%, in the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024. Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of fiscal 2025 to 27.8% of net sales, compared to 26.9% of net sales for the first quarter of fiscal 2024. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to the Urban Outfitters brand being unable to reduce expenses at the same rate as net sales. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support double-digit customer traffic growth and increased net sales at the Free People, FP Movement, Anthropologie and Nuuly brands and increased store payroll expenses to support the retail store net sales comparable sales growth.

Income from operations was 6.2% of net sales, or $74.6 million, for the first quarter of fiscal 2025 compared to 6.4% of net sales, or $71.4 million, for the first quarter of fiscal 2024. The increase in operating income dollars was primarily driven by the improved gross profit. The decrease in operating income rate was primarily due to the store impairment and lease abandonment charges of $4.6 million, or 38 basis points, during the first quarter of fiscal 2025.

Our effective tax rate for the first quarter of fiscal 2025 was 23.6% compared to 27.1% in the first quarter of fiscal 2024. The decrease in the effective tax rate for the three months ended April 30, 2024 was primarily due to the favorable impact of equity activity in the current year quarter.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	April 30,	January 31,	April 30,
	2024	2024	2023
Cash, cash equivalents and marketable securities	$773.7	$779.2	$467.6
Working capital	339.5	288.3	373.6

	April 30,
	2024	2023
Net cash provided by operating activities	$58.6	$36.3
Net cash used in by investing activities	(45.8)	(57.5)
Net cash used in financing activities	(15.3)	(8.3)

The increase in working capital as of April 30, 2024, as compared to January 31, 2024, was primarily due to an increase in cash, cash equivalents and marketable securities and the timing of receivables and disbursements. The decrease in working capital as of April 30, 2024, as compared to April 30, 2023, was primarily due to the timing of disbursements, partially offset by the increase in cash, cash equivalents and marketable securities.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, expand and improve our fulfillment centers and open new stores.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The increase in cash provided by operating activities in the first three months of fiscal 2025 compared to the first three months of fiscal 2024 was primarily due to higher net income and non-cash operating activity.

Cash Flows from Investing Activities

Cash used in investing activities in the first three months of fiscal 2025 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash used in investing activities in the first three months of fiscal 2024 primarily related to purchases of marketable securities, property and equipment and the initial cash payment for a tax credit investment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first three months of fiscal 2025 and 2024 was $41.1 million and $32.9 million, respectively, which was primarily used to expand our fulfillment center network and store base in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first three months of fiscal 2025 and fiscal 2024 primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2025, we plan to open approximately 57 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase common shares. Additionally, in the first quarter of fiscal 2025, we opened a new Nuuly fulfillment center in Raymore, Missouri in response to the growth in the number of Nuuly subscribers. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2025 to be approximately $210 million, primarily to support new store openings and new and expanded fulfillment and distribution centers. All fiscal 2025 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors since January 31, 2024. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on April 1, 2024, for our risk factors.

Item 5. Other Information

On April 10, 2024, Harry S. Cherken, Jr., a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 80,000 common shares of the Company from July 12, 2024 through September 12, 2024 that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2024, filed with the Securities and Exchange Commission on June 10, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 10, 2024	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 10, 2024	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer