Form 10-Q
period 2024-07-31
URBAN OUTFITTERS INC
filed 2024-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2024

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

Common shares, $0.0001 par value—92,260,283 shares outstanding on September 3, 2024.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$209,129	$178,321	$224,744
Marketable securities	352,360	286,744	250,832
Accounts receivable, net of allowance for doubtful accounts of $1,429, $1,465 and $1,481, respectively	78,749	67,008	79,118
Inventory	604,667	550,242	586,514
Prepaid expenses and other current assets	228,966	200,188	224,254
Total current assets	1,473,871	1,282,503	1,365,462
Property and equipment, net	1,314,923	1,286,541	1,222,343
Operating lease right-of-use assets	941,404	920,396	961,458
Marketable securities	209,469	314,152	122,356
Other assets	319,156	307,617	298,317
Total Assets	$4,258,823	$4,111,209	$3,969,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,351	$253,342	$270,464
Current portion of operating lease liabilities	227,987	226,645	227,669
Accrued expenses, accrued compensation and other current liabilities	483,080	514,218	459,343
Total current liabilities	1,010,418	994,205	957,476
Non-current portion of operating lease liabilities	875,174	851,853	882,841
Other non-current liabilities	131,798	152,611	162,228
Total Liabilities	2,017,390	1,998,669	2,002,545
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,260,283, 92,787,522 and 92,773,249 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	—	37,943	23,214
Retained earnings	2,279,856	2,113,735	1,982,970
Accumulated other comprehensive loss	(38,432)	(39,147)	(38,802)
Total Shareholders’ Equity	2,241,433	2,112,540	1,967,391
Total Liabilities and Shareholders’ Equity	$4,258,823	$4,111,209	$3,969,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net sales	$1,351,959	$1,272,195	$2,552,691	$2,385,869
Cost of sales (excluding store impairment and lease abandonment charges)	858,674	816,614	1,646,420	1,559,057
Store impairment and lease abandonment charges	—	—	4,601	—
Gross profit	493,285	455,581	901,670	826,812
Selling, general and administrative expenses	348,150	323,483	681,911	623,331
Income from operations	145,135	132,098	219,759	203,481
Other income, net	7,429	3,399	13,675	4,418
Income before income taxes	152,564	135,497	233,434	207,899
Income tax expense	35,079	31,405	54,184	50,990
Net income	$117,485	$104,092	$179,250	$156,909
Net income per common share:
Basic	$1.26	$1.12	$1.93	$1.69
Diluted	$1.24	$1.10	$1.89	$1.67
Weighted-average common shares outstanding:
Basic	93,071,401	92,741,888	93,097,694	92,610,499
Diluted	94,684,003	94,228,185	94,842,065	94,026,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net income	$117,485	$104,092	$179,250	$156,909
Other comprehensive income:
Foreign currency translation	3,760	4,515	462	7,692
Change in unrealized gains on marketable securities, net of tax	2,555	21	253	2,141
Total other comprehensive income	6,315	4,536	715	9,833
Comprehensive income	$123,800	$108,628	$179,965	$166,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2024	93,379,211	$9	$31,572	$2,175,500	$(44,747)	$2,162,334
Comprehensive income	—	—	—	117,485	6,315	123,800
Share-based compensation	—	—	7,957	—	—	7,957
Share-based awards	93,666	—	376	—	—	376
Share repurchases, inclusive of excise tax	(1,212,594)	—	(39,905)	(13,129)	—	(53,034)
Balances as of July 31, 2024	92,260,283	$9	$—	$2,279,856	$(38,432)	$2,241,433

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2023	92,677,835	$9	$15,133	$1,878,878	$(43,338)	$1,850,682
Comprehensive income	—	—	—	104,092	4,536	108,628
Share-based compensation	—	—	7,821	—	—	7,821
Share-based awards	105,731	—	594	—	—	594
Share repurchases	(10,317)	—	(334)	—	—	(334)
Balances as of July 31, 2023	92,773,249	$9	$23,214	$1,982,970	$(38,802)	$1,967,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2024	92,787,522	$9	$37,943	$2,113,735	$(39,147)	$2,112,540
Comprehensive income	—	—	—	179,250	715	179,965
Share-based compensation	—	—	15,556	—	—	15,556
Share-based awards	1,028,200	—	851	—	—	851
Share repurchases, inclusive of excise tax	(1,555,439)	—	(54,350)	(13,129)	—	(67,479)
Balances as of July 31, 2024	92,260,283	$9	$—	$2,279,856	$(38,432)	$2,241,433

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2023	92,180,709	$9	$15,248	$1,826,061	$(48,635)	$1,792,683
Comprehensive income	—	—	—	156,909	9,833	166,742
Share-based compensation	—	—	15,556	—	—	15,556
Share-based awards	896,119	—	594	—	—	594
Share repurchases	(303,579)	—	(8,184)	—	—	(8,184)
Balances as of July 31, 2023	92,773,249	$9	$23,214	$1,982,970	$(38,802)	$1,967,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2024	2023
Cash flows from operating activities:
Net income	$179,250	$156,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,552	47,471
Non-cash lease expense	103,146	101,277
Provision for deferred income taxes	9,208	526
Share-based compensation expense	15,556	15,556
Amortization of tax credit investment	8,760	7,953
Store impairment and lease abandonment charges	4,601	—
Loss on disposition of property and equipment, net	420	146
Changes in assets and liabilities:
Receivables	(11,606)	(8,160)
Inventory	(54,050)	3,299
Prepaid expenses and other assets	(48,318)	(48,256)
Payables, accrued expenses and other liabilities	16,858	54,573
Operating lease liabilities	(116,563)	(120,047)
Net cash provided by operating activities	163,814	211,247
Cash flows from investing activities:
Cash paid for property and equipment	(98,854)	(78,517)
Cash paid for marketable securities	(166,428)	(229,446)
Sales and maturities of marketable securities	204,145	149,921
Initial cash payment for tax credit investment	—	(20,000)
Net cash used in investing activities	(61,137)	(178,042)
Cash flows from financing activities:
Proceeds from the exercise of stock options	851	594
Share repurchases related to share repurchase program	(52,262)	—
Share repurchases related to taxes for share-based awards	(14,977)	(8,184)
Tax credit investment liability payments	(2,713)	(1,724)
Net cash used in financing activities	(69,101)	(9,314)
Effect of exchange rate changes on cash and cash equivalents	(2,768)	(407)
Increase in cash and cash equivalents	30,808	23,484
Cash and cash equivalents at beginning of period	178,321	201,260
Cash and cash equivalents at end of period	$209,129	$224,744
Supplemental cash flow information:
Cash paid during the year for income taxes	$39,763	$24,801
Non-cash investing activities—Accrued capital expenditures	$17,641	$16,011
Right-of-use assets obtained in exchange for operating lease liabilities	$148,099	$113,184
Non-cash investing activities—Accrued tax credit investment installments	$—	$62,120

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the six month period ended July 31, 2024, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $67,008 and $78,749, respectively. For the six month period ended July 31, 2023, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $70,339 and $79,118, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, customer deposits, Nuuly Rent deferred subscription fee revenue and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2024, the opening and closing balances of contract liabilities were $91,408 and $86,160, respectively. For the six month period ended July 31, 2023, the opening and closing balances of contract liabilities were $82,867 and $73,065, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2024, the Company recognized $37,981 of revenue that was included in the contract liability balance at the beginning of the period. During the six month period ended July 31, 2023, the Company recognized $27,085 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2024, January 31, 2024 and July 31, 2023 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2024
Short-term Investments:
Corporate bonds	$179,538	$26	$(567)	$178,997
Federal government agencies	73,850	7	(115)	73,742
US Treasury securities	29,150	—	(59)	29,091
Municipal and pre-refunded municipal bonds	47,174	17	(65)	47,126
Certificates of deposit	20,499	—	—	20,499
Commercial paper	2,905	—	—	2,905
	353,116	50	(806)	352,360
Long-term Investments:
Corporate bonds	79,873	147	(87)	79,933
Federal government agencies	35,635	7	(105)	35,537
US Treasury securities	49,951	200	(45)	50,106
Municipal and pre-refunded municipal bonds	25,250	19	(69)	25,200
Certificates of deposit	1,000	—	—	1,000
Mutual funds, held in rabbi trust	16,011	1,682	—	17,693
	207,720	2,055	(306)	209,469
	$560,836	$2,105	$(1,112)	$561,829
As of January 31, 2024
Short-term Investments:
Corporate bonds	$123,418	$27	$(883)	$122,562
Federal government agencies	68,730	35	(94)	68,671
US Treasury securities	27,231	—	(36)	27,195
Municipal and pre-refunded municipal bonds	47,915	9	(414)	47,510
Certificates of deposit	10,249	—	—	10,249
Commercial paper	10,557	—	—	10,557
	288,100	71	(1,427)	286,744
Long-term Investments:
Corporate bonds	147,924	441	(388)	147,977
Federal government agencies	65,698	138	(94)	65,742
US Treasury securities	34,604	169	(26)	34,747
Municipal and pre-refunded municipal bonds	39,243	160	(35)	39,368
Certificates of deposit	11,250	—	—	11,250
Mutual funds, held in rabbi trust	13,817	1,344	(93)	15,068
	312,536	2,252	(636)	314,152
	$600,636	$2,323	$(2,063)	$600,896

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2023
Short-term Investments:
Corporate bonds	$96,902	$1	$(1,239)	$95,664
Federal government agencies	47,287	—	(163)	47,124
US Treasury securities	18,661	—	(16)	18,645
Municipal and pre-refunded municipal bonds	48,350	—	(670)	47,680
Commercial paper	41,719	—	—	41,719
	252,919	1	(2,088)	250,832
Long-term Investments:
Corporate bonds	47,835	—	(1,745)	46,090
Federal government agencies	44,914	—	(464)	44,450
US Treasury securities	2,969	—	(61)	2,908
Municipal and pre-refunded municipal bonds	13,980	—	(469)	13,511
Certificates of deposit	1,499	—	—	1,499
Mutual funds, held in rabbi trust	12,941	1,027	(70)	13,898
	124,138	1,027	(2,809)	122,356
	$377,057	$1,028	$(4,897)	$373,188

Proceeds from the sales and maturities of available-for-sale securities were $204,145 and $149,921 for the six months ended July 31, 2024 and 2023, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $56 and $79 for the three and six months ended July 31, 2024, respectively, and a net realized loss of $7 and $6 for the three and six months ended July 31, 2023, respectively. Amortization of discounts and premiums, net, resulted in a benefit of $2,066 and $4,221 for the three and six months ended July 31, 2024, respectively, and a benefit of $894 and $1,172 for the three and six months ended July 31, 2023, respectively. Amortization of discounts and premiums, net, is included in “Other income, net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$258,930	$—	$258,930
Federal government agencies	—	109,279	—	109,279
US Treasury securities	—	79,197	—	79,197
Municipal and pre-refunded municipal bonds	—	72,326	—	72,326
Certificates of deposit	—	21,499	—	21,499
Mutual funds, held in rabbi trust	17,693	—	—	17,693
Commercial paper	—	2,905	—	2,905
	$17,693	$544,136	$—	$561,829

	Marketable Securities Fair Value as of
	January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$270,539	$—	$270,539
Federal government agencies	—	134,413	—	134,413
US Treasury securities	—	61,942	—	61,942
Municipal and pre-refunded municipal bonds	—	86,878	—	86,878
Certificates of deposit	—	21,499	—	21,499
Mutual funds, held in rabbi trust	15,068	—	—	15,068
Commercial paper	—	10,557	—	10,557
	$15,068	$585,828	$—	$600,896

	Marketable Securities Fair Value as of
	July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$141,754	$—	$141,754
Federal government agencies	—	91,574	—	91,574
US Treasury securities	—	21,553	—	21,553
Municipal and pre-refunded municipal bonds	—	61,191	—	61,191
Certificates of deposit	—	1,499	—	1,499
Mutual funds, held in rabbi trust	13,898	—	—	13,898
Commercial paper	—	41,719	—	41,719
	$13,898	$359,290	$—	$373,188

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2024, January 31, 2024 and July 31, 2023.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2024, January 31, 2024 and July 31, 2023, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three months ended April 30, 2024, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying values and were written down to their fair values. During the three months ended April 30, 2024, the Company recorded impairment charges of $815 for one retail location, with a carrying value after impairment of $1,500 related to the right-of-use asset. Additionally, during the fourth quarter of fiscal 2024, the Company committed to a cease-use date of February 29, 2024 at one retail location for which the lease was not terminated, resulting in lease abandonment charges of $3,786 during the three months ended April 30, 2024. During the three months ended July 31, 2024, and six months ended July 31, 2023, impairment charges were zero.

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

As of July 31, 2024, the Company had $0 in borrowings under the Amended Credit Facility. As of July 31, 2024, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $9,001. Interest expense for the Amended Credit Facility was $485 and $483 for the six months ended July 31, 2024 and 2023, respectively, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. The Company included in "Other income, net" in the Condensed Consolidated Statements of Income, interest expense related to the accretion of the liability of $1,256 and $2,542 for the three and six months ended July 31, 2024, respectively, and $1,372 and $3,531 for the three and six months ended July 31, 2023, respectively. Included in "Income tax expense" in the Condensed Consolidated Statements of Income was amortization of the investment of $4,380 and $8,760 for the three and six months ended July 31, 2024, respectively, and $3,977 and $7,953 for the three and six months ended July 31, 2023, respectively. Also included in "Income tax expense" in the Condensed Consolidated Statements of Income were income tax credits and other income tax benefits of $6,122 and $12,250 for the three and six months ended July 31, 2024, respectively, and $5,607 and $11,379 for the three and six months ended July 31, 2023, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at July 31, 2024, January 31, 2024 and July 31, 2023:

	July 31,	January 31,	July 31,
	2024	2024	2023
Other assets	$57,454	$66,214	$74,167
Accrued expenses, accrued compensation and other current liabilities	16,231	10,507	5,308
Other non-current liabilities	38,857	47,293	55,088

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2024 and 2023, was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Performance Stock Units	$1,186	$1,231	$2,423	$2,551
Restricted Stock Units	6,771	6,590	13,133	13,005
Total	$7,957	$7,821	$15,556	$15,556

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2024 was as follows:

	Six Months Ended
	July 31, 2024
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	107,345	$41.92
Restricted Stock Units	696,123	$41.84
Total	803,468

During the six months ended July 31, 2024, 60,000 stock options were exercised, 157,082 PSUs vested and 820,101 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2024 was as follows:

	July 31, 2024
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$7,346	2.1
Restricted Stock Units	43,498	2.2
Total	$50,844

8. Shareholders’ Equity

Share repurchase activity under the Company's share repurchase program was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Number of common shares repurchased and subsequently retired	1,200,000	—	1,200,000	—
Total cost(1)	$52,262	$—	$52,262	$—
Average cost per share, including commissions	$43.55	$—	$43.55	$—
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the three and six months ended July 31, 2024 excludes excise tax incurred of $240.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of July 31, 2024, 17,956,390 common shares were remaining under the program.

During the six months ended July 31, 2024, the Company acquired and subsequently retired 355,439 common shares at a total cost of $14,977 from employees to meet payroll tax withholding requirements on vested share-based awards. During the six months ended July 31, 2023, the Company acquired and subsequently retired 303,579 common shares at a total cost of $8,184 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31, 2024			Six Months Ended July 31, 2024
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(41,674)	$(3,073)	$(44,747)	$(38,376)	$(771)	$(39,147)
Other comprehensive income before reclassifications	3,760	2,611	6,371	462	332	794
Amounts reclassified from accumulated other comprehensive loss	—	(56)	(56)	—	(79)	(79)
Net current-period other comprehensive income	3,760	2,555	6,315	462	253	715
Balance at end of period	$(37,914)	$(518)	$(38,432)	$(37,914)	$(518)	$(38,432)

	Three Months Ended July 31, 2023			Six Months Ended July 31, 2023
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(39,647)	$(3,691)	$(43,338)	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income before reclassifications	4,515	28	4,543	7,692	2,147	9,839
Amounts reclassified from accumulated other comprehensive loss	—	(7)	(7)	—	(6)	(6)
Net current-period other comprehensive income	4,515	21	4,536	7,692	2,141	9,833
Balance at end of period	$(35,132)	$(3,670)	$(38,802)	$(35,132)	$(3,670)	$(38,802)

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net income	$117,485	$104,092	$179,250	$156,909

Basic weighted-average common shares outstanding	93,071,401	92,741,888	93,097,694	92,610,499
Effect of dilutive options, performance stock units and restricted stock units	1,612,602	1,486,297	1,744,371	1,416,451
Diluted weighted-average shares outstanding	94,684,003	94,228,185	94,842,065	94,026,950

Net income per common share:
Basic	$1.26	$1.12	$1.93	$1.69
Diluted	$1.24	$1.10	$1.89	$1.67

For both the three months ended July 31, 2024 and 2023, awards to purchase 40,000 common shares at a price of $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the six months ended July 31, 2024 and 2023, awards to purchase 40,000 common shares at a price of $46.42 and 80,000 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2024 and July 31, 2023, were 270,441 and 272,554 performance-based equity awards, respectively, because they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Segment Reporting

The Company offers lifestyle-oriented general merchandise and consumer products and services through a portfolio of global consumer brands. The Company operates three reportable segments – “Retail,” “Nuuly” and “Wholesale.”

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net sales
Retail operations	$1,196,456	$1,160,089	$2,259,141	$2,164,190
Nuuly operations	90,696	55,793	168,638	107,263
Wholesale operations	66,769	60,768	130,021	124,183
Intersegment elimination	(1,962)	(4,455)	(5,109)	(9,767)
Total net sales	$1,351,959	$1,272,195	$2,552,691	$2,385,869
Income from operations
Retail operations	$139,199	$144,034	$227,086	$227,264
Nuuly operations	5,320	(2,439)	4,094	(2,710)
Wholesale operations	13,444	6,726	24,752	13,385
Intersegment elimination	(6)	(66)	(58)	(412)
Total segment operating income	157,957	148,255	255,874	237,527
General corporate expenses	(12,822)	(16,157)	(36,115)	(34,046)
Total income from operations	$145,135	$132,098	$219,759	$203,481

	July 31,	January 31,	July 31,
	2024	2024	2023
Inventory
Retail operations	$552,345	$505,271	$535,940
Wholesale operations	52,322	44,971	50,574
Total inventory	$604,667	$550,242	$586,514
Rental product, net (1)
Nuuly operations	$193,115	$163,119	$119,079
Total rental product, net	$193,115	$163,119	$119,079

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,185,279	$1,182,084	$1,153,705
Nuuly operations	126,544	102,102	67,757
Wholesale operations	3,100	2,355	881
Total property and equipment, net	$1,314,923	$1,286,541	$1,222,343

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	July 31,
	2024		2023
Net sales
Apparel	$832,428	70%	$797,235	69%
Home	162,258	14%	169,403	14%
Accessories	148,845	12%	138,928	12%
Other	52,925	4%	54,523	5%
Retail operations	1,196,456	100%	1,160,089	100%
Nuuly operations	90,696		55,793
Apparel	60,502	94%	52,436	93%
Accessories	4,042	6%	2,698	5%
Other	263	0%	1,179	2%
Wholesale operations (1)	64,807	100%	56,313	100%
Total net sales	$1,351,959		$1,272,195

	Six Months Ended
	July 31,
	2024		2023
Net sales
Apparel	$1,575,383	70%	$1,482,320	68%
Home	304,357	13%	319,627	15%
Accessories	278,109	12%	260,639	12%
Other	101,292	5%	101,604	5%
Retail operations	2,259,141	100%	2,164,190	100%
Nuuly operations	168,638		107,263
Apparel	117,043	94%	105,057	92%
Accessories	7,390	6%	8,019	7%
Other	479	0%	1,340	1%
Wholesale operations (1)	124,912	100%	114,416	100%
Total net sales	$2,552,691		$2,385,869

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2024	2024	2023
Property and equipment, net
Domestic operations	$1,162,995	$1,130,332	$1,064,868
Foreign operations	151,928	156,209	157,475
Total property and equipment, net	$1,314,923	$1,286,541	$1,222,343

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net Sales
Domestic operations	$1,175,450	$1,104,399	$2,234,373	$2,084,005
Foreign operations	176,509	167,796	318,318	301,864
Total net sales	$1,351,959	$1,272,195	$2,552,691	$2,385,869

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

Overview

We operate under three reportable segments – Retail, Nuuly and Wholesale. Our Retail segment includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. Our Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion through a monthly women’s apparel subscription rental service. Our Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes. Our Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment.

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

The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party branded product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 41.3% of consolidated net sales for the six months ended July 31, 2024, compared to approximately 40.6% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 1.6% of consolidated net sales for the six months ended July 31, 2024, compared to approximately 1.5% for the comparable period in fiscal 2024.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 21.1% of consolidated net sales for the six months ended July 31, 2024, compared to approximately 20.0% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 1.1% of consolidated net sales for the six months ended July 31, 2024, compared to approximately 1.0% for the comparable period in fiscal 2024.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.9% of consolidated net sales for the six months ended July 31, 2024, compared to approximately 18.6% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 7.8% of consolidated net sales for the six months ended July 31, 2024, compared to approximately 8.4% for the comparable period in fiscal 2024.

Net sales from the Retail segment accounted for approximately 88.5% of consolidated net sales for the six months ended July 31, 2024, compared to 90.7% for the comparable period in fiscal 2024.

Store data for the six months ended July 31, 2024 was as follows:

	January 31,	Stores	Stores	July 31,
	2024	Opened	Closed	2024
Urban Outfitters
North America	196	2	(4)	194
Europe	66	3	—	69
Urban Outfitters Global Total	262	5	(4)	263

Anthropologie
North America	218	5	(1)	222
Europe	19	—	(2)	17
Anthropologie Global Total	237	5	(3)	239

Free People
Free People Brand
North America	148	2	(2)	148
Europe	12	—	—	12
Free People Brand Global Total	160	2	(2)	160
FP Movement Brand (1)	38	7	—	45
Free People Global Total	198	9	(2)	205

Menus & Venues (2)	9	—	—	9

Total Company-Owned Stores	706	19	(9)	716
Franchisee-Owned Stores (3)	9	—	—	9
Total URBN	715	19	(9)	725

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of July 31, 2024 and 2023 was as follows:

	July 31,	July 31,
	2024	2023	Change
Selling square footage (in thousands):
Urban Outfitters	2,249	2,275	-1.1%
Anthropologie	1,812	1,806	0.3%
Free People Brand	365	360	1.4%
FP Movement Brand	63	47	34.0%
Total URBN (1)	4,489	4,488	flat

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

Projected store openings and closings for fiscal 2025 are as follows:

	January 31,	Projected	Projected	January 31,
	2024	Openings	Closings	2025
Urban Outfitters	262	7	(12)	257
Anthropologie	237	13	(11)	239
Free People Brand	160	12	(2)	170
FP Movement Brand	38	25	—	63
Menus & Venues	9	—	—	9
Total Company-Owned Stores	706	57	(25)	738
Franchisee-Owned Stores	9	—	—	9
Total URBN	715	57	(25)	747

Nuuly Segment

Our Nuuly segment includes the Nuuly brand, which is a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Our Nuuly segment net sales accounted for approximately 6.6% of consolidated net sales for the six months ended July 31, 2024, compared to approximately 4.5% for the comparable period in fiscal 2024.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 4.9% of consolidated net sales for the six months ended July 31, 2024, compared to 4.8% for the comparable period in fiscal 2024.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2024. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2024.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The tables should be read in conjunction with the discussion that follows.

Three Months Ended July 31, 2024 (Fiscal 2025) Compared To

Three Months Ended July 31, 2023 (Fiscal 2024)

(amounts in millions)	Three Months Ended
	July 31,
	2024		2023
Net sales	$1,352.0	100.0%	$1,272.2	100.0%
Cost of sales	858.7	63.5	816.6	64.2
Gross profit	493.3	36.5	455.6	35.8
Selling, general and administrative expenses	348.2	25.8	323.5	25.4
Income from operations	145.1	10.7	132.1	10.4
Other income, net	7.5	0.6	3.4	0.3
Income before income taxes	152.6	11.3	135.5	10.7
Income tax expense	35.1	2.6	31.4	2.5
Net income	$117.5	8.7%	$104.1	8.2%

Net sales for the second quarter of fiscal 2025 were $1.35 billion, compared to $1.27 billion in the second quarter of fiscal 2024. The $79.8 million increase was attributable to a $36.4 million, or 3.1%, increase in Retail segment net sales, a $34.9 million, or 62.6%, increase in Nuuly segment net sales and an $8.5 million, or 15.1%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the second quarter of fiscal 2025 was due to an increase of $23.1 million, or 2.0%, in Retail segment comparable net sales, and an increase of $13.3 million in non-comparable net sales. Retail segment comparable net sales increased 7.1% at Free People and 6.7% at Anthropologie and decreased 9.3% at Urban Outfitters. Retail segment comparable net sales increased in North America and decreased in Europe. The overall increase in Retail segment comparable net sales was driven by low single-digit positive growth in both digital channel net sales and retail store net sales. The digital channel comparable net sales increase was driven by an increase in sessions, while average order value, conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic and transactions, while average unit retail and units per transaction decreased. The increase in non-comparable net sales during the second quarter of fiscal 2025 was primarily due to the impact of the 16 net new Company-owned stores and restaurants opened since the prior comparable period.

The increase in Nuuly segment net sales was primarily driven by a 55.0% increase in the average number of active subscribers in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024. The increase in Wholesale segment net sales in the second quarter of fiscal 2025 was driven by a $9.1 million, or 17.5%, increase in Free People wholesale net sales due to an increase in net sales to department stores and specialty customers, partially offset by a $0.6 million decrease in Urban Outfitters wholesale net sales.

Gross profit percentage for the second quarter of fiscal 2025 increased to 36.5% of net sales from 35.8% of net sales in the second quarter of fiscal 2024. Gross profit increased to $493.3 million in the second quarter of fiscal 2025 from $455.6 million in the second quarter of fiscal 2024. The increase in gross profit rate was primarily due to higher initial merchandise markups for all segments primarily driven by Company cross-functional initiatives, partially offset by higher Retail segment merchandise markdowns, primarily at the Urban Outfitters brand. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Total inventory at July 31, 2024, as compared to July 31, 2023, increased by $18.2 million, or 3.1%, to $604.7 million. Total Retail segment inventory increased by 3.1%, while Retail segment comparable inventory decreased by 1.3%. Wholesale segment inventory increased by 3.5%.

Selling, general and administrative expenses increased by $24.7 million, or 7.6%, in the second quarter of fiscal 2025, compared to the second quarter of fiscal 2024. Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2025 to 25.8% of net sales, compared to 25.4% of net sales for the second quarter of fiscal 2024. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to the inability of the Urban Outfitters brand to reduce expenses at the same rate as net sales. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer traffic growth and increased net sales in the Retail and Nuuly segments, and increased store payroll expenses to support the Retail segment stores comparable net sales growth.

Income from operations was 10.7% of net sales, or $145.1 million, for the second quarter of fiscal 2025 compared to 10.4% of net sales, or $132.1 million, for the second quarter of fiscal 2024. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily driven by the improved gross profit rate.

Our effective tax rate for the second quarter of fiscal 2025 was 23.0% compared to 23.2% in the second quarter of fiscal 2024. The decrease in the effective tax rate for the three months ended July 31, 2024 was primarily due to the favorable impact of equity vestings in the current year quarter.

Six Months Ended July 31, 2024 (Fiscal 2025) Compared To

Six Months Ended July 31, 2023 (Fiscal 2024)

(amounts in millions)	Six Months Ended
	July 31,
	2024		2023
Net sales	$2,552.7	100.0%	$2,385.9	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	1,646.4	64.5	1,559.1	65.3
Store impairment and lease abandonment charges	4.6	0.2	—	—
Gross profit	901.7	35.3	826.8	34.7
Selling, general and administrative expenses	681.9	26.7	623.3	26.2
Income from operations	219.8	8.6	203.5	8.5
Other income, net	13.6	0.5	4.4	0.2
Income before income taxes	233.4	9.1	207.9	8.7
Income tax expense	54.1	2.1	51.0	2.1
Net income	$179.3	7.0%	$156.9	6.6%

Net sales for the six months ended July 31, 2024 were $2.55 billion, compared to $2.39 billion in the comparable period of fiscal 2024. The $166.8 million increase was attributable to a $94.9 million, or 4.4%, increase in Retail segment net sales, a $61.4 million, or 57.2%, increase in Nuuly segment net sales and a $10.5 million, or 9.2%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first six months of fiscal 2025 was due to an increase of $67.4 million, or 3.2%, in Retail segment comparable net sales, and an increase of $27.5 million in non-comparable net sales. Retail segment comparable net sales increased 11.5% at Free People and 8.4% at Anthropologie and decreased 11.4% at Urban Outfitters. Retail segment comparable net sales increased in North America and decreased in Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in digital channel net sales and low single-digit positive growth in retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions, while average order value, conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic, transactions and conversion rate, which were partially offset by decreases in average unit retail and units per transaction. The increase in non-comparable net sales during the first half of fiscal 2025 was primarily due to the impact of the 16 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Nuuly segment net sales was primarily driven by a 50.0% increase in the average number of active subscribers in the first six months of fiscal 2025 as compared to the comparable period of fiscal 2024. The increase in Wholesale segment net sales in the first six months of fiscal 2025 was driven by a $12.4 million, or 11.9%, increase in Free People wholesale net sales due to an increase in net sales to department stores and specialty customers, partially offset by a $1.9 million decrease in Urban Outfitters wholesale net sales.

Gross profit percentage for the first six months of fiscal 2025 increased to 35.3% of net sales from 34.7% of net sales in the comparable period of fiscal 2024. Gross profit increased to $901.7 million in the first six months of fiscal 2025 from $826.8 million in the comparable period of fiscal 2024. The increase in gross profit rate was primarily due to higher initial merchandise markups for all segments primarily driven by Company cross-functional initiatives, partially offset by higher Retail segment merchandise markdowns, primarily at the Urban Outfitters brand, and a deleverage in logistics expenses. The deleverage in logistics expenses was primarily driven by the increased penetration of Nuuly segment net sales to total Company net sales, as well as transition and start-up expenses related to the additional Nuuly fulfillment facility that opened during the three months ended April 30, 2024. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Selling, general and administrative expenses increased by $58.6 million, or 9.4%, in the first six months of fiscal 2025, compared to the comparable period of fiscal 2024. Selling, general and administrative expenses as a percentage of net sales increased in the first six months of fiscal 2025 to 26.7% of net sales, compared to 26.2% of net sales for the comparable period of fiscal 2024. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to the inability of the Urban Outfitters brand to reduce expenses at the same rate as net sales. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer traffic growth and increased net sales in the Retail and Nuuly segments, and increased store payroll expenses to support the Retail segment stores comparable net sales growth.

Income from operations was 8.6% of net sales, or $219.8 million, for the first six months of fiscal 2025 compared to 8.5% of net sales, or $203.5 million, for the comparable period of fiscal 2024. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily driven by the improved gross profit rate.

Our effective tax rate for the first six months of fiscal 2025 was 23.2% compared to 24.5% in the first six months of fiscal 2024. The decrease in the effective tax rate for the six months ended July 31, 2024 was primarily due to the favorable impact of equity vestings in the current year.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	July 31,	January 31,	July 31,
	2024	2024	2023
Cash, cash equivalents and marketable securities	$771.0	$779.2	$597.9
Working capital	463.5	288.3	408.0

	Six Months Ended
	July 31,
	2024	2023
Net cash provided by operating activities	$163.8	$211.2
Net cash used in investing activities	(61.1)	(178.0)
Net cash used in financing activities	(69.1)	(9.3)

The increase in working capital as of July 31, 2024, as compared to January 31, 2024, was primarily due to an increase in cash, cash equivalents and current marketable securities and an increase in inventory. The increase in working capital as of July 31, 2024, as compared to July 31, 2023, was primarily due to an increase in cash, cash equivalents and current marketable securities, partially offset by the timing of disbursements.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, expand and improve our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The decrease in cash provided by operating activities in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 was primarily due to higher inventory purchases in the first six months of fiscal 2025 and the timing of disbursements.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of fiscal 2025 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash used in investing activities in the first six months of fiscal 2024 primarily related to purchases of marketable securities, property and equipment and the initial cash payment for a tax credit investment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first six months of fiscal 2025 and 2024 was $98.9 million and $78.5 million, respectively, which was primarily used to expand our fulfillment center network and store base in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first six months of fiscal 2025 primarily related to repurchases of our common shares under our share repurchase program and from employees to meet payroll tax withholding requirements on vested share-based awards. Cash used in financing activities in the first six months of fiscal 2024 primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2025, we plan to open approximately 57 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and repurchase our common shares. Additionally, in the first quarter of fiscal 2025, we opened a new Nuuly fulfillment center in Raymore, Missouri in response to the growth in the number of Nuuly subscribers. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2025 will be approximately $210 million, primarily to support new store openings and new and expanded fulfillment and distribution centers. All fiscal 2025 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the Company's share repurchase program, excluding excise tax, for the quarter ended July 31, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2024 through May 31, 2024	—	$—	—	19,156,390
June 1, 2024 through June 30, 2024	300,000	$43.86	300,000	18,856,390
July 1, 2024 through July 31, 2024	900,000	$43.45	900,000	17,956,390
Total Fiscal 2025 Second Quarter	1,200,000		1,200,000	17,956,390
(1)
In addition to the shares repurchased under the share repurchase program, for the quarter ended July 31, 2024, the Company acquired and subsequently retired 12,594 common shares from employees to meet payroll tax withholding requirements on vested share-based awards. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase program.
(2)
On June 4, 2019, the Company's Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program.

Item 5. Other Information

During the three months ended July 31, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2024, filed with the Securities and Exchange Commission on September 9, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2024	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 9, 2024	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer