Form 10-Q
period 2024-10-31
URBAN OUTFITTERS INC
filed 2024-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2024

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

Common shares, $0.0001 par value—92,277,114 shares outstanding on December 4, 2024.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$182,516	$178,321	$206,237
Marketable securities	340,445	286,744	249,176
Accounts receivable, net of allowance for doubtful accounts of $1,423, $1,465 and $1,271, respectively	96,977	67,008	77,399
Inventory	793,324	550,242	721,011
Prepaid expenses and other current assets	224,070	200,188	235,227
Total current assets	1,637,332	1,282,503	1,489,050
Property and equipment, net	1,324,545	1,286,541	1,272,652
Operating lease right-of-use assets	947,150	920,396	933,864
Marketable securities	240,237	314,152	132,939
Other assets	336,519	307,617	281,151
Total Assets	$4,485,783	$4,111,209	$4,109,656
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,187	$253,342	$319,115
Current portion of operating lease liabilities	228,443	226,645	223,781
Accrued expenses, accrued compensation and other current liabilities	533,915	514,218	506,028
Total current liabilities	1,125,545	994,205	1,048,924
Non-current portion of operating lease liabilities	879,362	851,853	857,791
Other non-current liabilities	127,953	152,611	156,383
Total Liabilities	2,132,860	1,998,669	2,063,098
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,275,849, 92,787,522 and 92,784,344 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	7,529	37,943	30,734
Retained earnings	2,382,767	2,113,735	2,065,984
Accumulated other comprehensive loss	(37,382)	(39,147)	(50,169)
Total Shareholders’ Equity	2,352,923	2,112,540	2,046,558
Total Liabilities and Shareholders’ Equity	$4,485,783	$4,111,209	$4,109,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net sales	$1,361,855	$1,281,174	$3,914,546	$3,667,043
Cost of sales (excluding store impairment and lease abandonment charges)	864,536	825,375	2,510,956	2,384,432
Store impairment and lease abandonment charges	—	1,392	4,601	1,392
Gross profit	497,319	454,407	1,398,989	1,281,219
Selling, general and administrative expenses	368,628	345,429	1,050,539	968,760
Income from operations	128,691	108,978	348,450	312,459
Other income, net	7,141	705	20,816	5,123
Income before income taxes	135,832	109,683	369,266	317,582
Income tax expense	32,921	26,669	87,105	77,659
Net income	$102,911	$83,014	$282,161	$239,923
Net income per common share:
Basic	$1.12	$0.89	$3.04	$2.59
Diluted	$1.10	$0.88	$2.99	$2.55
Weighted-average common shares outstanding:
Basic	92,270,583	92,780,736	92,819,987	92,667,878
Diluted	93,857,850	94,448,376	94,511,989	94,168,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net income	$102,911	$83,014	$282,161	$239,923
Other comprehensive income (loss):
Foreign currency translation	671	(11,961)	1,133	(4,269)
Change in unrealized gains on marketable securities, net of tax	379	594	632	2,735
Total other comprehensive income (loss)	1,050	(11,367)	1,765	(1,534)
Comprehensive income	$103,961	$71,647	$283,926	$238,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2024	92,260,283	$9	$—	$2,279,856	$(38,432)	$2,241,433
Comprehensive income	—	—	—	102,911	1,050	103,961
Share-based compensation	—	—	7,810	—	—	7,810
Share-based awards	23,496	—	—	—	—	—
Share repurchases, inclusive of excise tax	(7,930)	—	(281)	—	—	(281)
Balances as of October 31, 2024	92,275,849	$9	$7,529	$2,382,767	$(37,382)	$2,352,923

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2023	92,773,249	$9	$23,214	$1,982,970	$(38,802)	$1,967,391
Comprehensive income	—	—	—	83,014	(11,367)	71,647
Share-based compensation	—	—	7,689	—	—	7,689
Share-based awards	16,165	—	—	—	—	—
Share repurchases	(5,070)	—	(169)	—	—	(169)
Balances as of October 31, 2023	92,784,344	$9	$30,734	$2,065,984	$(50,169)	$2,046,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2024	92,787,522	$9	$37,943	$2,113,735	$(39,147)	$2,112,540
Comprehensive income	—	—	—	282,161	1,765	283,926
Share-based compensation	—	—	23,366	—	—	23,366
Share-based awards	1,051,696	—	851	—	—	851
Share repurchases, inclusive of excise tax	(1,563,369)	—	(54,631)	(13,129)	—	(67,760)
Balances as of October 31, 2024	92,275,849	$9	$7,529	$2,382,767	$(37,382)	$2,352,923

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2023	92,180,709	$9	$15,248	$1,826,061	$(48,635)	$1,792,683
Comprehensive income	—	—	—	239,923	(1,534)	238,389
Share-based compensation	—	—	23,245	—	—	23,245
Share-based awards	912,284	—	594	—	—	594
Share repurchases	(308,649)	—	(8,353)	—	—	(8,353)
Balances as of October 31, 2023	92,784,344	$9	$30,734	$2,065,984	$(50,169)	$2,046,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2024	2023
Cash flows from operating activities:
Net income	$282,161	$239,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,031	75,286
Non-cash lease expense	162,466	151,413
Provision for deferred income taxes	3,335	33,660
Share-based compensation expense	23,366	23,245
Amortization of tax credit investment	12,872	11,929
Store impairment and lease abandonment charges	4,601	1,392
Loss on disposition of property and equipment, net	1,553	146
Changes in assets and liabilities:
Receivables	(29,682)	(7,233)
Inventory	(242,190)	(135,216)
Prepaid expenses and other assets	(52,548)	(74,957)
Payables, accrued expenses and other liabilities	113,773	138,735
Operating lease liabilities	(183,376)	(178,084)
Net cash provided by operating activities	182,362	280,239
Cash flows from investing activities:
Cash paid for property and equipment	(144,052)	(151,037)
Cash paid for marketable securities	(267,276)	(335,508)
Sales and maturities of marketable securities	309,178	242,847
Initial cash payment for tax credit investment	—	(20,000)
Net cash used in investing activities	(102,150)	(263,698)
Cash flows from financing activities:
Proceeds from the exercise of stock options	851	594
Share repurchases related to share repurchase program	(52,262)	—
Share repurchases related to taxes for share-based awards	(15,264)	(8,353)
Tax credit investment liability payments	(6,220)	(3,007)
Net cash used in financing activities	(72,895)	(10,766)
Effect of exchange rate changes on cash and cash equivalents	(3,122)	(798)
Increase in cash and cash equivalents	4,195	4,977
Cash and cash equivalents at beginning of period	178,321	201,260
Cash and cash equivalents at end of period	$182,516	$206,237
Supplemental cash flow information:
Cash paid during the year for income taxes	$75,926	$35,576
Non-cash investing activities—Accrued capital expenditures	$13,550	$31,791
Right-of-use assets obtained in exchange for operating lease liabilities	$220,005	$154,426
Non-cash investing activities—Accrued tax credit investment installments	$—	$62,120

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2025 will end on January 31, 2025.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which requires disaggregated disclosure of certain costs and expenses including purchases of inventory, employee compensation, depreciation, amortization and other costs within relevant income statement captions. The update will be effective for the Company in its annual consolidated financial statements for the fiscal year ending January 31, 2028, and interim periods thereafter. The Company is currently assessing this update and the additional disclosures that will be required within the notes to its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures. The update requires disaggregated information about an entity's effective tax rate reconciliation and income taxes paid by jurisdiction, among other changes. The update will be effective for the Company in its annual consolidated financial statements for the fiscal year ending January 31, 2026, and can be applied prospectively or retrospectively. The Company is currently assessing this update and the additional disclosures that will be required within the notes to its consolidated financial statements.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the nine month period ended October 31, 2024, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $67,008 and $96,977, respectively. For the nine month period ended October 31, 2023, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $70,339 and $77,399, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, customer deposits, Nuuly Rent deferred subscription fee revenue and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2024, the opening and closing balances of contract liabilities were $91,408 and $87,517, respectively. For the nine month period ended October 31, 2023, the opening and closing balances of contract liabilities were $82,867 and $70,763, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2024, the Company recognized $43,646 of revenue that was included in the contract liability balance at the beginning of the period. During the nine month period ended October 31, 2023, the Company recognized $32,828 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2024, January 31, 2024 and October 31, 2023 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2024
Short-term Investments:
Corporate bonds	$178,736	$151	$(187)	$178,700
Federal government agencies	72,598	71	(20)	72,649
Municipal and pre-refunded municipal bonds	64,129	70	(33)	64,166
US Treasury securities	1,491	—	(3)	1,488
Certificates of deposit	20,499	—	—	20,499
Commercial paper	2,943	—	—	2,943
	340,396	292	(243)	340,445
Long-term Investments:
Corporate bonds	110,302	266	(398)	110,170
Federal government agencies	35,098	16	(285)	34,829
Municipal and pre-refunded municipal bonds	16,778	30	(12)	16,796
US Treasury securities	59,507	197	(51)	59,653
Certificates of deposit	1,000	—	—	1,000
Mutual funds, held in rabbi trust	15,756	2,035	(2)	17,789
	238,441	2,544	(748)	240,237
	$578,837	$2,836	$(991)	$580,682

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of January 31, 2024
Short-term Investments:
Corporate bonds	$123,418	$27	$(883)	$122,562
Federal government agencies	68,730	35	(94)	68,671
Municipal and pre-refunded municipal bonds	47,915	9	(414)	47,510
US Treasury securities	27,231	—	(36)	27,195
Certificates of deposit	10,249	—	—	10,249
Commercial paper	10,557	—	—	10,557
	288,100	71	(1,427)	286,744
Long-term Investments:
Corporate bonds	147,924	441	(388)	147,977
Federal government agencies	65,698	138	(94)	65,742
Municipal and pre-refunded municipal bonds	39,243	160	(35)	39,368
US Treasury securities	34,604	169	(26)	34,747
Certificates of deposit	11,250	—	—	11,250
Mutual funds, held in rabbi trust	13,817	1,344	(93)	15,068
	312,536	2,252	(636)	314,152
	$600,636	$2,323	$(2,063)	$600,896

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2023
Short-term Investments:
Corporate bonds	$102,766	$—	$(1,336)	$101,430
Federal government agencies	66,216	—	(233)	65,983
Municipal and pre-refunded municipal bonds	48,115	—	(727)	47,388
US Treasury securities	13,157	—	(7)	13,150
Certificates of deposit	249	—	—	249
Commercial paper	20,976	—	—	20,976
	251,479	—	(2,303)	249,176
Long-term Investments:
Corporate bonds	53,555	4	(1,155)	52,404
Federal government agencies	49,203	—	(388)	48,815
Municipal and pre-refunded municipal bonds	10,224	3	(136)	10,091
US Treasury securities	7,398	1	(71)	7,328
Certificates of deposit	1,250	—	—	1,250
Mutual funds, held in rabbi trust	13,252	147	(348)	13,051
	134,882	155	(2,098)	132,939
	$386,361	$155	$(4,401)	$382,115

Proceeds from the sales and maturities of available-for-sale securities were $309,178 and $242,847 for the nine months ended October 31, 2024 and 2023, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $17 and $96 for the three and nine months ended October 31, 2024, respectively, and a net realized gain of $2 and a net realized loss of $4 for the three and nine months ended October 31, 2023, respectively. Amortization of discounts and premiums, net, resulted in a benefit of $1,832 and $6,053 for the three and nine months ended October 31, 2024, respectively, and a benefit of $1,406 and $2,578 for the three and nine months ended October 31, 2023, respectively. Amortization of discounts and premiums, net, is included in “Other income, net” in the Condensed Consolidated Statements of Income. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$288,870	$—	$288,870
Federal government agencies	—	107,478	—	107,478
Municipal and pre-refunded municipal bonds	—	80,962	—	80,962
US Treasury securities	—	61,141	—	61,141
Certificates of deposit	—	21,499	—	21,499
Mutual funds, held in rabbi trust	17,789	—	—	17,789
Commercial paper	—	2,943	—	2,943
	$17,789	$562,893	$—	$580,682

	Marketable Securities Fair Value as of
	January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$270,539	$—	$270,539
Federal government agencies	—	134,413	—	134,413
Municipal and pre-refunded municipal bonds	—	86,878	—	86,878
US Treasury securities	—	61,942	—	61,942
Certificates of deposit	—	21,499	—	21,499
Mutual funds, held in rabbi trust	15,068	—	—	15,068
Commercial paper	—	10,557	—	10,557
	$15,068	$585,828	$—	$600,896

	Marketable Securities Fair Value as of
	October 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$153,834	$—	$153,834
Federal government agencies	—	114,798	—	114,798
Municipal and pre-refunded municipal bonds	—	57,479	—	57,479
US Treasury securities	—	20,478	—	20,478
Certificates of deposit	—	1,499	—	1,499
Mutual funds, held in rabbi trust	13,051	—	—	13,051
Commercial paper	—	20,976	—	20,976
	$13,051	$369,064	$—	$382,115

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2024, January 31, 2024 and October 31, 2023.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2024, January 31, 2024 and October 31, 2023, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

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

During the nine months ended October 31, 2024 and 2023, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying values and were written down to their fair values. During the three months ended October 31, 2024, impairment charges were zero. During the nine months ended October 31, 2024, the Company recorded impairment charges of $815 for one retail location, with a carrying value after impairment of $1,500 related to the right-of-use asset. Additionally, during the fourth quarter of fiscal 2024, the Company committed to a cease-use date of February 29, 2024 at one retail location for which the lease was not terminated, resulting in lease abandonment charges of $3,786 during the nine months ended October 31, 2024. During the three and nine months ended October 31, 2023, the Company recorded impairment charges of $1,392 across five retail locations, with a carrying value after impairment of $5,996 related to the right-of-use assets.

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

As of October 31, 2024, the Company had $0 in borrowings under the Amended Credit Facility. As of October 31, 2024, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $9,668. Interest expense for the Amended Credit Facility was $731 and $727 for the nine months ended October 31, 2024 and 2023, respectively, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. The Company included in "Other income, net" in the Condensed Consolidated Statements of Income, interest expense related to the accretion of the liability of $1,221 and $3,763 for the three and nine months ended October 31, 2024, respectively, and $1,344 and $4,875 for the three and nine months ended October 31, 2023, respectively. Included in "Income tax expense" in the Condensed Consolidated Statements of Income was amortization of the investment of $4,112 and $12,872 for the three and nine months ended October 31, 2024, respectively, and $3,976 and $11,929 for the three and nine months ended October 31, 2023, respectively. Also included in "Income tax expense" in the Condensed Consolidated Statements of Income were income tax credits and other income tax benefits of $6,012 and $18,262 for the three and nine months ended October 31, 2024, respectively, and $5,600 and $16,979 for the three and nine months ended October 31, 2023, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at October 31, 2024, January 31, 2024 and October 31, 2023:

	October 31,	January 31,	October 31,
	2024	2024	2023
Other assets	$53,136	$66,214	$70,190
Accrued expenses, accrued compensation and other current liabilities	16,878	10,507	7,738
Other non-current liabilities	34,497	47,293	51,375

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2024 and 2023, was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Performance Stock Units	$1,186	$1,231	$3,609	$3,782
Restricted Stock Units	6,624	6,458	19,757	19,463
Total	$7,810	$7,689	$23,366	$23,245

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2024 was as follows:

	Nine Months Ended
	October 31, 2024
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	107,345	$41.92
Restricted Stock Units	701,745	$41.79
Total	809,090

During the nine months ended October 31, 2024, 60,000 stock options were exercised, 157,082 PSUs vested and 843,597 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2024 was as follows:

	October 31, 2024
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$6,160	2.0
Restricted Stock Units	36,207	2.0
Total	$42,367

8. Shareholders’ Equity

Share repurchase activity under the Company's share repurchase program was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Number of common shares repurchased and subsequently retired	—	—	1,200,000	—
Total cost(1)	$—	$—	$52,262	$—
Average cost per share, including commissions	$—	$—	$43.55	$—
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the three and nine months ended October 31, 2024 excludes excise tax incurred of $234.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of October 31, 2024, 17,956,390 common shares were remaining under the program.

During the nine months ended October 31, 2024, the Company acquired and subsequently retired 363,369 common shares at a total cost of $15,264 from employees to meet payroll tax withholding requirements on vested share-based awards. During the nine months ended October 31, 2023, the Company acquired and subsequently retired 308,649 common shares at a total cost of $8,353 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31, 2024			Nine Months Ended October 31, 2024
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(37,914)	$(518)	$(38,432)	$(38,376)	$(771)	$(39,147)
Other comprehensive income before reclassifications	671	396	1,067	1,133	728	1,861
Amounts reclassified from accumulated other comprehensive loss	—	(17)	(17)	—	(96)	(96)
Net current-period other comprehensive income	671	379	1,050	1,133	632	1,765
Balance at end of period	$(37,243)	$(139)	$(37,382)	$(37,243)	$(139)	$(37,382)

	Three Months Ended October 31, 2023			Nine Months Ended October 31, 2023
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(35,132)	$(3,670)	$(38,802)	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income before reclassifications	(11,961)	592	(11,369)	(4,269)	2,739	(1,530)
Amounts reclassified from accumulated other comprehensive loss	—	2	2	—	(4)	(4)
Net current-period other comprehensive income	(11,961)	594	(11,367)	(4,269)	2,735	(1,534)
Balance at end of period	$(47,093)	$(3,076)	$(50,169)	$(47,093)	$(3,076)	$(50,169)

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net income	$102,911	$83,014	$282,161	$239,923

Basic weighted-average common shares outstanding	92,270,583	92,780,736	92,819,987	92,667,878
Effect of dilutive options, performance stock units and restricted stock units	1,587,267	1,667,640	1,692,002	1,500,180
Diluted weighted-average shares outstanding	93,857,850	94,448,376	94,511,989	94,168,058

Net income per common share:
Basic	$1.12	$0.89	$3.04	$2.59
Diluted	$1.10	$0.88	$2.99	$2.55

For both the three months ended October 31, 2024 and 2023, awards to purchase 40,000 common shares at a price of $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

For the nine months ended October 31, 2024 and 2023, awards to purchase 40,000 common shares at a price of $46.42 and 66,667 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2024 and October 31, 2023, were 270,441 and 272,554 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net sales
Retail operations	$1,182,557	$1,145,766	$3,441,698	$3,309,956
Nuuly operations	97,232	65,516	265,870	172,779
Wholesale operations	85,496	74,257	215,517	198,440
Intersegment elimination	(3,430)	(4,365)	(8,539)	(14,132)
Total net sales	$1,361,855	$1,281,174	$3,914,546	$3,667,043
Income from operations
Retail operations	$119,071	$111,731	$346,157	$338,995
Nuuly operations	4,051	280	8,145	(2,430)
Wholesale operations	20,235	14,525	44,987	27,910
Intersegment elimination	153	54	95	(358)
Total segment operating income	143,510	126,590	399,384	364,117
General corporate expenses	(14,819)	(17,612)	(50,934)	(51,658)
Total income from operations	$128,691	$108,978	$348,450	$312,459

	October 31,	January 31,	October 31,
	2024	2024	2023
Inventory
Retail operations	$734,930	$505,271	$679,757
Wholesale operations	58,394	44,971	41,254
Total inventory	$793,324	$550,242	$721,011
Rental product, net (1)
Nuuly operations	$210,315	$163,119	$140,749
Total rental product, net	$210,315	$163,119	$140,749

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,191,499	$1,182,084	$1,182,197
Nuuly operations	129,902	102,102	88,761
Wholesale operations	3,144	2,355	1,694
Total property and equipment, net	$1,324,545	$1,286,541	$1,272,652

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	October 31,
	2024		2023
Net sales
Apparel	$797,709	67%	$771,166	67%
Home	169,001	14%	173,062	15%
Accessories	161,851	14%	148,338	13%
Other	53,996	5%	53,200	5%
Retail operations	1,182,557	100%	1,145,766	100%
Nuuly operations	97,232		65,516
Apparel	76,072	93%	61,324	88%
Accessories	5,656	7%	8,331	12%
Other	338	0%	237	0%
Wholesale operations (1)	82,066	100%	69,892	100%
Total net sales	$1,361,855		$1,281,174

	Nine Months Ended
	October 31,
	2024		2023
Net sales
Apparel	$2,373,092	69%	$2,253,486	68%
Home	473,358	13%	492,689	15%
Accessories	439,960	13%	408,977	12%
Other	155,288	5%	154,804	5%
Retail operations	3,441,698	100%	3,309,956	100%
Nuuly operations	265,870		172,779
Apparel	193,115	93%	166,381	90%
Accessories	13,046	6%	16,350	9%
Other	817	1%	1,577	1%
Wholesale operations (1)	206,978	100%	184,308	100%
Total net sales	$3,914,546		$3,667,043

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2024	2024	2023
Property and equipment, net
Domestic operations	$1,175,015	$1,130,332	$1,123,317
Foreign operations	149,530	156,209	149,335
Total property and equipment, net	$1,324,545	$1,286,541	$1,272,652

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net Sales
Domestic operations	$1,191,418	$1,121,033	$3,425,791	$3,205,038
Foreign operations	170,437	160,141	488,755	462,005
Total net sales	$1,361,855	$1,281,174	$3,914,546	$3,667,043

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

Overview

We operate under three reportable segments – Retail, Nuuly and Wholesale. Our Retail segment includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Our Retail segment consumer products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. Our Nuuly segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service. Our Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes. Our Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment.

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

The Anthropologie brand tailors its merchandise to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party branded product assortment includes women’s apparel, accessories, intimates, shoes, home furnishings, a diverse array of gifts and decorative items and beauty and wellness. The brand also has a wedding collection consisting of wedding, bridesmaid and party dresses, bridal accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 41.4% of consolidated net sales for the nine months ended October 31, 2024, compared to approximately 40.9% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 1.6% of consolidated net sales for the nine months ended October 31, 2024, compared to approximately 1.5% for the comparable period in fiscal 2024.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands’ wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 20.8% of consolidated net sales for the nine months ended October 31, 2024, compared to approximately 20.0% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 1.1% of consolidated net sales for the nine months ended October 31, 2024, compared to approximately 1.0% for the comparable period in fiscal 2024.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.4% of consolidated net sales for the nine months ended October 31, 2024, compared to approximately 18.0% for the comparable period in fiscal 2024. European Retail segment net sales accounted for approximately 7.9% of consolidated net sales for the nine months ended October 31, 2024, compared to approximately 8.2% for the comparable period in fiscal 2024.

Net sales from the Retail segment accounted for approximately 87.9% of consolidated net sales for the nine months ended October 31, 2024, compared to 90.3% for the comparable period in fiscal 2024.

Store data for the nine months ended October 31, 2024 was as follows:

	January 31,	Stores	Stores	October 31,
	2024	Opened	Closed	2024
Urban Outfitters
North America	196	3	(5)	194
Europe	66	4	—	70
Urban Outfitters Global Total	262	7	(5)	264

Anthropologie
North America	218	9	(2)	225
Europe	19	—	(2)	17
Anthropologie Global Total	237	9	(4)	242

Free People
Free People Brand
North America	148	8	(2)	154
Europe	12	—	—	12
Free People Brand Global Total	160	8	(2)	166
FP Movement Brand (1)	38	12	—	50
Free People Global Total	198	20	(2)	216

Menus & Venues (2)	9	—	—	9

Total Company-Owned Stores	706	36	(11)	731
Franchisee-Owned Stores (3)	9	—	—	9
Total URBN	715	36	(11)	740

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of October 31, 2024 and 2023 was as follows:

	October 31,	October 31,
	2024	2023	Change
Selling square footage (in thousands):
Urban Outfitters	2,253	2,272	-0.8%
Anthropologie	1,826	1,813	0.7%
Free People Brand	378	362	4.4%
FP Movement Brand	71	47	51.1%
Total URBN (1)	4,528	4,494	0.8%

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

Projected store openings and closings for fiscal 2025 are as follows:

	January 31,	Projected	Projected	January 31,
	2024	Openings	Closings	2025
Urban Outfitters	262	7	(15)	254
Anthropologie	237	13	(10)	240
Free People Brand	160	13	(6)	167
FP Movement Brand	38	25	—	63
Menus & Venues	9	—	—	9
Total Company-Owned Stores	706	58	(31)	733
Franchisee-Owned Stores	9	—	—	9
Total URBN	715	58	(31)	742

Nuuly Segment

Our Nuuly segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Our Nuuly segment net sales accounted for approximately 6.8% of consolidated net sales for the nine months ended October 31, 2024, compared to approximately 4.7% for the comparable period in fiscal 2024.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.3% of consolidated net sales for the nine months ended October 31, 2024, compared to 5.0% for the comparable period in fiscal 2024.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2024. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2024.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The tables should be read in conjunction with the discussion that follows.

Three Months Ended October 31, 2024 (Fiscal 2025) Compared To

Three Months Ended October 31, 2023 (Fiscal 2024)

(amounts in millions)	Three Months Ended
	October 31,
	2024		2023
Net sales	$1,361.9	100.0%	$1,281.2	100.0%
Cost of sales (excluding store impairment)	864.6	63.5	825.4	64.4
Store impairment	—	—	1.4	0.1
Gross profit	497.3	36.5	454.4	35.5
Selling, general and administrative expenses	368.6	27.1	345.4	27.0
Income from operations	128.7	9.4	109.0	8.5
Other income, net	7.1	0.6	0.7	0.1
Income before income taxes	135.8	10.0	109.7	8.6
Income tax expense	32.9	2.4	26.7	2.1
Net income	$102.9	7.6%	$83.0	6.5%

Net sales for the third quarter of fiscal 2025 were $1.36 billion, compared to $1.28 billion in the third quarter of fiscal 2024. The $80.7 million increase was attributable to a $36.8 million, or 3.2%, increase in Retail segment net sales, a $31.7 million, or 48.4%, increase in Nuuly segment net sales and a $12.2 million, or 17.4%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the third quarter of fiscal 2025 was due to an increase of $19.4 million in non-comparable net sales and an increase of $17.4 million, or 1.5%, in Retail segment comparable net sales. Retail segment comparable net sales increased 5.8% at Anthropologie and 5.3% at Free People and decreased 8.9% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by low single-digit positive growth in both digital channel net sales and retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions and units per transaction, while average order value decreased. Comparable store net sales increased as a result of higher store traffic and transactions, while conversion rate and units per transaction decreased. The increase in non-comparable net sales during the third quarter of fiscal 2025 was primarily due to the impact of the 23 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Nuuly segment net sales was primarily driven by a 51.2% increase in the average number of active subscribers in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. The increase in Wholesale segment net sales in the third quarter of fiscal 2025 was driven by a $13.1 million, or 20.3%, increase in Free People wholesale net sales due to an increase in net sales to specialty customers and department stores, partially offset by a $0.9 million decrease in Urban Outfitters wholesale net sales.

Gross profit percentage for the third quarter of fiscal 2025 increased to 36.5% of net sales from 35.5% of net sales in the third quarter of fiscal 2024. Gross profit increased to $497.3 million in the third quarter of fiscal 2025 from $454.4 million in the third quarter of fiscal 2024. The increase in gross profit rate was primarily due to higher initial merchandise markups for all segments primarily driven by Company cross-functional initiatives. Retail segment merchandise markdowns also improved, driven by lower merchandise markdowns at Urban Outfitters, which were partially offset by an increase at Free People. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Total inventory at October 31, 2024, as compared to October 31, 2023, increased by $72.3 million, or 10.0%, to $793.3 million. Total Retail segment inventory increased by 8.1% due to a Retail segment comparable inventory increase of 3.7% and planned early receipts of holiday merchandise. Wholesale segment inventory increased by 41.6% due to the timing of receipts and to support increased net sales.

Selling, general and administrative expenses increased by $23.2 million, or 6.7%, in the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024. Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 2025 to 27.1% of net sales, compared to 27.0% of net sales for the third quarter of fiscal 2024. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to increased marketing expenses to support growth in our customer base and increased net sales in the Retail and Nuuly segments. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support growth in our customer base and increased net sales in the Retail and Nuuly segments, as well as increased store payroll expenses to support the Retail segment stores comparable net sales growth.

Income from operations was 9.4% of net sales, or $128.7 million, for the third quarter of fiscal 2025 compared to 8.5% of net sales, or $109.0 million, for the third quarter of fiscal 2024. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily driven by the improved gross profit rate.

Our effective tax rate for the third quarter of fiscal 2025 was 24.2% compared to 24.3% in the third quarter of fiscal 2024. The decrease in the effective tax rate for the three months ended October 31, 2024 was primarily due to the favorable impact of equity awards that vested in the current year quarter.

Nine Months Ended October 31, 2024 (Fiscal 2025) Compared To

Nine Months Ended October 31, 2023 (Fiscal 2024)

(amounts in millions)	Nine Months Ended
	October 31,
	2024		2023
Net sales	$3,914.5	100.0%	$3,667.0	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	2,510.9	64.2	2,384.4	65.1
Store impairment and lease abandonment charges	4.6	0.1	1.4	0.0
Gross profit	1,399.0	35.7	1,281.2	34.9
Selling, general and administrative expenses	1,050.5	26.8	968.7	26.4
Income from operations	348.5	8.9	312.5	8.5
Other income, net	20.8	0.5	5.1	0.2
Income before income taxes	369.3	9.4	317.6	8.7
Income tax expense	87.1	2.2	77.7	2.2
Net income	$282.2	7.2%	$239.9	6.5%

Net sales for the nine months ended October 31, 2024 were $3.91 billion, compared to $3.67 billion in the comparable period of fiscal 2024. The $247.5 million increase was attributable to a $131.7 million, or 4.0%, increase in Retail segment net sales, a $93.1 million, or 53.9%, increase in Nuuly segment net sales and a $22.7 million, or 12.3%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first nine months of fiscal 2025 was due to an increase of $83.9 million, or 2.6%, in Retail segment comparable net sales, and an increase of $47.8 million in non-comparable net sales. Retail segment comparable net sales increased 9.3% at Free People and 7.5% at Anthropologie and decreased 10.6% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in digital channel net sales and low single-digit positive growth in retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions, while average order value and conversion rate decreased. Comparable store net sales increased as a result of higher store traffic and transactions, which were partially offset by a decrease in units per transaction. The increase in non-comparable net sales during the first nine months of fiscal 2025 was primarily due to the impact of the 31 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Nuuly segment net sales was primarily driven by a 50.4% increase in the average number of active subscribers in the first nine months of fiscal 2025 as compared to the comparable period of fiscal 2024. The increase in Wholesale segment net sales in the first nine months of fiscal 2025 was driven by a $25.4 million, or 15.1%, increase in Free People wholesale net sales due to an increase in net sales to specialty customers and department stores, partially offset by a $2.7 million decrease in Urban Outfitters wholesale net sales.

Gross profit percentage for the first nine months of fiscal 2025 increased to 35.7% of net sales from 34.9% of net sales in the comparable period of fiscal 2024. Gross profit increased to $1.40 billion in the first nine months of fiscal 2025 from $1.28 billion in the comparable period of fiscal 2024. The increase in gross profit rate was primarily due to higher initial merchandise markups for all segments primarily driven by Company cross-functional initiatives. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Selling, general and administrative expenses increased by $81.8 million, or 8.4%, in the first nine months of fiscal 2025, compared to the comparable period of fiscal 2024. Selling, general and administrative expenses as a percentage of net sales increased in the first nine months of fiscal 2025 to 26.8% of net sales, compared to 26.4% of net sales for the comparable period of fiscal 2024. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to increased marketing expenses to support growth in our customer base and increased sales in the Retail and Nuuly segments. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support growth in our customer base and increased net sales in the Retail and Nuuly segments, as well as increased store payroll expenses to support the Retail segment stores comparable net sales growth.

Income from operations was 8.9% of net sales, or $348.5 million, for the first nine months of fiscal 2025 compared to 8.5% of net sales, or $312.5 million, for the comparable period of fiscal 2024. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily driven by the improved gross profit rate.

Our effective tax rate for the first nine months of fiscal 2025 was 23.6% compared to 24.5% in the first nine months of fiscal 2024. The decrease in the effective tax rate for the nine months ended October 31, 2024 was primarily due to the favorable impact of equity awards that vested in the current year.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in the conjunction with the discussion that follows:

(amounts in millions)
	October 31,	January 31,	October 31,
	2024	2024	2023
Cash, cash equivalents and marketable securities	$763.2	$779.2	$588.4
Working capital	511.8	288.3	440.1

	Nine Months Ended
	October 31,
	2024	2023
Net cash provided by operating activities	$182.4	$280.2
Net cash used in investing activities	(102.2)	(263.7)
Net cash used in financing activities	(72.9)	(10.8)

The increase in working capital as of October 31, 2024, as compared to January 31, 2024, was primarily due to the seasonal increase in inventory and an increase in cash, cash equivalents and current marketable securities, partially offset by the timing of disbursements. The increase in working capital as of October 31, 2024, as compared to October 31, 2023, was primarily due to an increase in inventory and an increase in cash, cash equivalents and current marketable securities, partially offset by the timing of disbursements.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, expand and improve our fulfillment centers, open new stores and repurchase our common shares.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The decrease in cash provided by operating activities in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 was primarily due to higher inventory purchases in the first nine months of fiscal 2025 due in part to planned early receipts of holiday merchandise for the Retail segment and timing of receipts for the Wholesale segment.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of fiscal 2025 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash used in investing activities in the first nine months of fiscal 2024 primarily related to purchases of marketable securities, property and equipment and the initial cash payment for a tax credit investment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first nine months of fiscal 2025 and 2024 was $144.1 million and $151.0 million, respectively, which was primarily used to expand our fulfillment center network and store base in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first nine months of fiscal 2025 primarily related to repurchases of our common shares under our share repurchase program and from employees to meet payroll tax withholding requirements on vested share-based awards. Cash used in financing activities in the first nine months of fiscal 2024 primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2025, we plan to open approximately 58 new Company-owned retail locations, expand or relocate certain existing retail locations, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and repurchase our common shares. Additionally, in the first quarter of fiscal 2025, we opened a new Nuuly fulfillment center in Raymore, Missouri in response to the growth in the number of Nuuly subscribers. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2025 will be approximately $210 million, primarily to support new store openings and new and expanded fulfillment and distribution centers. All fiscal 2025 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

On October 10, 2024, Harry S. Cherken, Jr., a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 70,000 common shares of the Company from January 9, 2025 through March 3, 2025, that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2024, filed with the Securities and Exchange Commission on December 10, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2024	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 10, 2024	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer