Form 10-K
period 2025-01-31
URBAN OUTFITTERS INC
filed 2025-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-22754

URBAN OUTFITTERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2003332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5000 South Broad Street, Philadelphia, PA	19112-1495
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 454-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.0001 per share	URBN	NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $3,070,003,884.

The number of shares outstanding of the registrant’s common stock on March 25, 2025 was 92,660,800.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, including geopolitical instability, impacts of the conflict in the Middle East and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises (such as the coronavirus (COVID-19)), labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, our effective utilization of technological advancements, including in artificial intelligence, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs such as retaliatory tariffs), border adjustment taxes or increases in duties or quotas), the unexpected closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2025. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle products and services company that operates a portfolio of global consumer brands primarily including the Anthropologie, Free People, FP Movement, Urban Outfitters and Nuuly brands. We have achieved compounded annual sales growth of approximately 7% over the past five years, with sales of approximately $5.6 billion during the fiscal year ended January 31, 2025.

We operate under three reportable segments – Retail, Subscription and Wholesale. Our Retail segment includes our store and digital channels and primarily includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. We have over 54 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, through Company-owned stores and franchisee-owned stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers.

Our Subscription segment, formerly known as the Nuuly segment, includes the Nuuly brand, which primarily offers customers a more sustainable way to explore fashion through a monthly women’s apparel subscription rental service.

We operate a Wholesale segment under the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women's contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and "iets frans" apparel collections under the Urban Outfitters brand.

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
•
2008: First Terrain garden center opened in Glen Mills, Pennsylvania
•
2009: First European Anthropologie store opened in London
•
2018: First European Free People store opened in Amsterdam; Urban Outfitters Wholesale division established
•
2019: Launch of the Nuuly brand
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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2025 ended on January 31, 2025.

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

Retail Segment

Anthropologie. The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. Catalogs are offered in North America that market select merchandise, most of which is also available in Anthropologie brand stores.

The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Terrain’s product offering includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories.

As of January 31, 2025, we operated 239 Anthropologie stores, of which 222 were located in North America and 17 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. Stores average approximately 7,500 square feet of selling space. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately 15 Anthropologie stores and close approximately 2 Anthropologie stores due to lease expiration, globally, in fiscal 2026. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, and offers catalogs in North America that market select merchandise, most of which is also available in Anthropologie brand stores. We plan for future digital channel growth to come from expansion domestically and internationally. Anthropologie’s North American Retail segment net sales accounted for approximately 42.1% of consolidated net sales for fiscal 2025. European Retail segment net sales accounted for approximately 1.6% of consolidated net sales for fiscal 2025.

Free People. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women's apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People brand retail stores average approximately 2,300 square feet of selling space.

The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. FP Movement brand retail stores average approximately 1,500 square feet of selling space.

As of January 31, 2025, we operated 230 Free People stores, of which 219 were located in North America and 11 were located in Europe. Of the 230 Free People stores open as of January 31, 2025, 63 were FP Movement brand stores, all located in the United States. Our stores are located in enclosed malls, upscale street locations and specialty centers. We plan to open approximately 36 new Free People stores (including 20 FP Movement brand stores) and close approximately 4 Free People stores due to lease expiration, globally, in fiscal 2026. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into franchise or joint venture agreements. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands' wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. We plan for future digital channel growth to come from expansion domestically and internationally. Free People’s North American Retail segment net sales accounted for approximately 20.7% for fiscal 2025. European Retail segment net sales accounted for approximately 1.0% of consolidated net sales for fiscal 2025.

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and actively engaged with their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Stores average approximately 8,500 square feet of selling space. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2025, we operated 255 Urban Outfitters stores, of which 187 were located in North America and 68 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. As part of repositioning the brand, we plan to open approximately 7 Urban Outfitters stores and close approximately 13 Urban Outfitters stores primarily due to lease expiration, globally, in fiscal 2026. We plan for future store openings to be domestic and international, which may include opening stores in new and existing markets or entering into additional franchise or joint venture agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. We plan for future digital channel growth to come from expansion domestically and internationally. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.3% of consolidated net sales for fiscal 2025. European Retail segment net sales accounted for approximately 7.9% of consolidated net sales for fiscal 2025.

Menus & Venues. Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. As of January 31, 2025, we operated 9 locations, all of which were located in the United States. We do not plan to open or close any locations in fiscal 2026. Menus & Venues net sales accounted for less than 1.0% of consolidated net sales for fiscal 2025.

Subscription Segment

Our Subscription segment, formerly known as the Nuuly segment, includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Subscription segment net sales accounted for approximately 6.8% of consolidated net sales for fiscal 2025.

Wholesale Segment

The Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment was established with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of young women’s casual wear that could be effectively sold in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Wholesale segment’s range of young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and "iets frans" apparel collections under the Urban Outfitters brand are sold through department and specialty stores worldwide, including Nordstrom, Dillard’s, Dick's Sporting Goods, digital businesses and our Retail segment. We display our wholesale products in certain department and specialty stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. We monitor the styles and products that are popular with our wholesale customers to give us insight into current fashion trends, helping us to better serve our retail customers. Wholesale sales and showroom facilities are located in Dallas, Los Angeles, London and New York City. Our Wholesale segment net sales accounted for approximately 5.0% of consolidated net sales for fiscal 2025.

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

Merchandise

Our Anthropologie brand product offerings include women’s apparel, accessories, intimates, shoes, furniture, home decor, beauty and wellness and a bridal collection consisting of wedding dresses, bridesmaid dresses, party dresses, accessories and decor. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. Our Nuuly brand allows subscribers to rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers almost daily.

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

An essential requirement for the success of our stores is our ability to attract, train and retain talented, highly motivated store leaders, visual merchandising managers and other key employees. In addition to management training programs for both newly hired and existing employees, we have a number of retention programs that offer qualitative and quantitative performance-based incentives to district leaders and store leaders.

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications, catalogs, email campaigns and social media and third-party digital platforms. We refresh this media as frequently as daily to reflect the most cutting edge trends in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel operations. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are active in social media and third-party digital platforms. We believe that by starting a conversation and interacting directly with our customers, most notably via Instagram, TikTok, Pinterest, Facebook and Google and our own mobile applications, we are more effective at understanding and serving their fashion needs.

Customer Loyalty Programs

Loyalty programs offer customers access to member-only benefits and rewards, which promotes brand loyalty. The Urban Outfitters brand offers UO Rewards, a customer loyalty program designed to create authentic, lasting relationships with customers by rewarding devoted members with reward coupons, giveaways, early access to products and sales and exclusive offers. Members can earn and accumulate points based on purchase activity and engaging with the brand through social media. Upon reaching the specified point threshold, members are issued a reward coupon which can be redeemed for both in-store and online purchases.

The Anthropologie brand offers AnthroPerks. AnthroPerks is a customer loyalty program that is designed to deliver benefits and experiences to help make our customers’ shopping journey in-store and online easier and more inspirational. Members are given birthday discounts, receipt-free returns, special promotions, early access to new arrivals and invitations to members-only events.

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label and exclusive merchandise. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, the following could adversely affect our business: any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns (including global pandemics such as COVID-19), acts of terrorism, natural disasters (including as a result of climate change), port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, the effects of Brexit, changes to U.S. or foreign trade policies, including the enactment of tariffs such as retaliatory tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, transportation capacity shortages and delays (including the impact of the conflict in the Middle East on shipments traveling through the region), increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies. During fiscal 2025, we purchased merchandise from approximately 4,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. We do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We operate multiple distribution and fulfillment centers worldwide to support our Retail, Subscription and Wholesale segments in North America and Europe.

Retail Segment

Our Retail segment distribution and fulfillment centers receive and distribute our retail store merchandise and fulfill catalog, website and mobile application orders around the world. The primary Retail segment facilities that support our North America Retail segment operations are as follows:

•
1,000,000 square foot omni-channel fulfillment center we own in Gap, Pennsylvania;
•
291,000 square foot distribution center we own in Gap, Pennsylvania;
•
956,000 square foot omni-channel fulfillment center we own in Indiana, Pennsylvania;
•
880,000 square foot omni-channel fulfillment center we own in Kansas City, Kansas;
•
463,000 square foot fulfillment center we own in Reno, Nevada; and
•
214,500 square foot distribution center we lease in Reno, Nevada.

Our European Retail segment operations are supported by a 400,000 square foot omni-channel fulfillment center we own in Peterborough, England.

Additionally, in fiscal 2025, we began utilizing a third-party logistics provider in the Netherlands to receive and distribute merchandise.

Subscription Segment

Our Subscription segment operations are supported by the following facilities which fulfill subscription rental orders for the Nuuly brand:

•
604,000 square foot fulfillment center we lease in Raymore, Missouri, which commenced operations in the first quarter of fiscal 2025. We also lease 421,000 square feet of adjacent space within this facility through the end of fiscal 2026; and
•
309,000 square foot fulfillment center we lease in Bristol, Pennsylvania.

Wholesale Segment

Our Wholesale segment operations are predominantly supported by our omni-channel fulfillment centers in Gap, Pennsylvania and Peterborough, England.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. Our Retail segment utilizes point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our digital channel, which includes our websites, mobile applications and catalogs, maintains separate software systems that manage the merchandise and customer information for our customer contact centers and fulfillment functions. Our Subscription segment uses a custom-built digital platform that helps us manage merchandising functions, customer information and service, financial accounting and fulfillment of customer orders. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. We have also invested in data science, advanced analytics and marketing technologies to enhance customer insights, optimize inventory decisions and improve digital engagement. We host digital and business applications across cloud infrastructure as well as have our own fully redundant data centers, located at our home offices in the Philadelphia Navy Yard and at our Reno fulfillment center. All systems are fully redundant and have full disaster recovery plans either within our cloud providers or our own data centers.

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

Our Subscription segment primarily operates in an apparel rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers.

Our Wholesale segment competes with numerous wholesale companies on the basis of quality, price, performance and fashion of our merchandise offerings. Many of our Wholesale segment competitors have a wider product distribution network. In addition, certain of our wholesale competitors have greater name recognition and greater financial, marketing and other resources than us.

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Urban Outfitters,” “Anthropologie,” “Free People,” “Terrain,” “BDG,” “FP Movement,” “Nuuly” and "URBN." Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending applications with the U.S. Patent and Trademark Office to register certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

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

Pillar I - Respect our Planet: The Company strives to operate in a responsible way, consciously choosing our materials and partners. The Company has several initiatives within this pillar.

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

Additional information relating to Lead With Creativity... to Make an Impact can be found in our 2023-2024 Impact Report, covering the period from September 1, 2023 through August 30, 2024, which is available at our website at www.urbn.com/impact. The Company provides an update on key metrics annually and releases an Impact Report biannually. The content of our Impact Report and Impact Scorecards is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Legal, Tax, Regulatory and Compliance Risks — ‘Manufacturers and third-party vendors may not comply with our legal and social compliance program requirements, which may subject us to risks related to evolving environmental, social and governance regulations and activities that may adversely affect our business’ and ‘If we fail to meet our global environmental and sustainability goals or if such goals do not meet the expectations of our customers or shareholders, our reputation could be adversely affected, which could adversely affect our business, financial performance and growth’," for more information on our environmental, social and governance activities.

Human Capital

The Company is built on self-expression and individuality. We are passionate about celebrating everyone for who they are and the unique perspectives they bring to the table. The creativity, passion and hard work of our people is a key input into our success.

Employees. As of January 31, 2025, we employed approximately 29,000 people, approximately 39% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 85% work in our Retail segment, 7% work in our Subscription segment, 1% work in our Wholesale segment and the remaining 7% are corporate employees. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

Human Capital Oversight. The Board of Directors, as well as the Compensation and Leadership Development Committee (the “Compensation Committee”), oversee human capital management programs and efforts. The Compensation Committee has formal oversight over the Company’s policies and strategies relating to its human capital management including policies, processes and strategies relating to employee recruitment, retention and development, workforce diversity and workplace and employment practices. The Compensation Committee regularly receives reports on talent, succession planning, employee engagement and inclusion and belonging. On a quarterly basis, the Compensation Committee receives a talent dashboard with key metrics including turnover and vacancy information, talent development efforts and initiatives, and employee feedback and sentiment information. The Compensation Committee engages periodically on compensation program design for employees at various levels.

Talent Acquisition, Development and Retention. The Company aims to be the leading destination for creative and entrepreneurial talent in the specialty fashion market. Hiring, retaining and developing talented employees is critically important to our operations and the future success of our business. Our talent strategy is focused on attracting the best employees, recognizing and rewarding their performance, and continually developing, engaging and retaining them. Through our unique culture, competitive compensation and benefits, development, training, coaching and mentorship programs and a collaborative recruiting process, we believe we are positioned to attract top talent and drive high levels of performance, engagement and retention. We invest in our employees through accessible resources and structured training programs that offer all employees opportunities for development. We create, manage or offer a large collection of courses for employees that cover a range of subjects such as onboarding, well-being, respectful workplace and inclusion and belonging fundamentals, compliance support, tactical tools to support completion of job functions, skills and tools to lead with confidence, inspire and connect authentically and courses to build skills and knowledge to support sound judgment and strong decision-making.

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

Inclusion and Belonging. We are committed to creating and maintaining an inclusive culture that values and respects diversity of all kinds. Women hold key leadership positions throughout the Company, including positions on our Board of Directors and executive team. Our inclusion and belonging commitments focus on building an inclusive community, finding and developing the best talent possible and supporting our local communities. The Company has a suite of Employee Resource Groups (“ERGs”) built around supporting our corporate values. ERGs provide professional development opportunities, enable employees to network, find mentors and sponsors, and help build community at our home office. In addition, the executive team has implemented a listening strategy, which includes an all-company engagement survey, onboarding, exit and inclusion and belonging surveys, as well as opportunities for employees to speak directly with executives. We have required anti-discrimination/anti-harassment training for all of our field, home office and fulfillment center managers. We have integrated inclusion and belonging fundamentals training into the onboarding experience for all home office employees, as well as field and fulfillment center salaried new hires and have engaged with various organizations to support our talent acquisition and development efforts in this space.

Financial Information about Operations

We aggregate our operations into three reportable segments, the Retail segment, the Subscription segment and the Wholesale segment. See Note 17, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors. Our Wholesale segment competes with numerous wholesale companies, many of whose products have a wider distribution, based on the quality, fashion and price of its product offerings. Our Nuuly subscription business primarily operates in an apparel subscription rental market in which our competitors offer varying types of subscription rental models and products that may have greater appeal to consumers.

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
•
New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties, tariffs or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries;
•
Changes to U.S. and foreign trade policies, including the enactment of tariffs (such as reciprocal tariffs), border adjustment taxes, changes resulting from Brexit or increases in duties or quotas applicable to the products we sell that could increase the cost and reduce the supply of products available to us;
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

Due to our international operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. As a result, our sales, gross profit and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries. Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our international operations. Certain events, such as the uncertainty as to the on-going hostilities in Ukraine and the Middle East and uncertainty with respect to trade policies, tariffs (such as retaliatory or reciprocal tariffs) and government regulations affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop.

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

The retail environment is rapidly evolving with customer shopping preferences continuing to change. We have made significant investments in capital spending and labor to develop our omni-channel strategy pursuant to which all available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications, catalogs and customer contact centers. As omni-channel retailing continues to grow and evolve, our customers increasingly interact with our brands through smartphones, tablets and a variety of media, and expect seamless integration across all touchpoints. Our success depends on our ability to introduce innovative means of engaging our customers and our ability to respond to shifting consumer traffic patterns and digital buying trends. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and omni-channel initiatives, or that we will realize a return on our significant investments, and failure to adequately respond to these risks and uncertainties or to successfully maintain and expand our digital business may have an adverse impact on our results of operations.

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

Our current growth strategy includes plans to continue to open new stores, expand our digital marketing and grow our wholesale customer base and retail and digital presence internationally over the next several years. As we seek to expand internationally, we face competition from more established international competitors. In addition, international stores and digital operations have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ internationally, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with those we anticipate. Additionally, our ability to conduct business internationally may be adversely impacted by political, economic, and public health risks, as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

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

The United Kingdom's withdrawal as a member of the European Union, commonly referred to as “Brexit,” resulted in new tariffs on foreign produced goods imported into the United Kingdom and required additional administrative effort to import and export goods, adding friction and cost to transportation. Other countries in which we do business may adopt similar provisions. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and shareholders, exposing us to litigation, fines, penalties or remediation costs and inhibiting our ability to accept debit and credit cards as forms of payment. Further, because many of our corporate and showroom employees maintain hybrid office and remote work schedules, our business may be more vulnerable to cybersecurity breach attempts due to offsite working by employees, increased use of public Wi-Fi and use of office equipment off premises.

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

The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements, such as the GDPR and CCPA. With a heightened degree of public awareness and scrutiny regarding information security and privacy, customers have a high expectation that companies will adequately protect their personal information from cyber-attack or other security breaches. See Item 1C: Cybersecurity for further discussion.

If we fail to effectively utilize technological advancements, including in artificial intelligence, our business and financial performance could be negatively impacted.

Our industry is highly competitive and is undergoing rapid changes due to technological advancements in areas such as artificial intelligence (AI), data analytics and machine learning. Our future success depends in part on our ability to effectively utilize these technological advancements. Our competitors may outpace us in incorporating AI into their business and engagement with customers, which could adversely affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs and may expose us to additional risks. Personal data within any dataset, collected from our business, is vulnerable to unintentional dissemination or intentional destruction, which could lead to heightened business and security costs, reputational damage, administrative penalties or legal expenses. The content, analyses or recommendations generated by AI, if deficient, inaccurate or biased, could adversely impact our business, financial condition and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

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

We operate multiple distribution and fulfillment centers worldwide to support our Retail, Subscription and Wholesale segments. See Item 1: Business—Company Operations—Distribution for more information on our distribution and fulfillment centers. Damage to, or disruption of the operations at, any of these centers due to work stoppages, system failures, accidents, economic conditions, severe weather or natural disasters, including as a result of climate change, demographic and population changes, health epidemics and pandemics, as well as other unforeseen events and circumstances could have a material adverse effect on our financial condition, results of operations or cash flows. Our distribution and fulfillment centers utilize computer-controller and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, if any of our distribution or fulfillment centers were to close unexpectedly or operate significantly below historical efficiency levels for an extended period of time, the other centers may not be able to support the resulting additional volume demands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to re-open or replace the center.

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

In addition, we face additional risks as we continue to expand our business outside the United States. Effective trademark and service mark protection may not be available in every country in which we sell our products, or the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. This could increase the risk that our intellectual property is misappropriated. We may also encounter jurisdictions in which one or more third parties have a pre-existing trademark registration. This may prevent us from registering our own marks in those jurisdictions and could adversely affect our ability to effectively operate our business or market certain products.

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

Various governing bodies and regulators have been focused on Environmental, Social and Governance ("ESG") matters and related disclosures. This has resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives, including design, sourcing and operations decisions, and collecting, measuring and reporting

ESG-related information and metrics can be costly, difficult and time-consuming. These ESG initiatives are subject to evolving regulatory requirements, including the potential adoption of new laws or regulations, and changes in the interpretation of existing laws or regulations.

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

A number of factors influence our effective income tax rate, including changes in tax law, tax treaties, interpretation of existing laws, changes in generally accepted accounting principles and related accounting pronouncements, and our ability to sustain our reporting positions on examination. Changes in any of those factors could affect our tax obligations (including the cost of compliance) and our effective tax rate, which could adversely affect our net income. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.

The Organization for Economic Cooperation and Development (“OECD”) has issued model rules for the establishment of a global minimum tax rate of 15% (“Pillar Two"). The OECD has also issued initial administrative guidance and safe harbor rules around the implementation of Pillar Two, with additional guidance forthcoming. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, several countries in which we operate have enacted Pillar Two legislation with an effective date beginning in fiscal 2025 and certain remaining impacts to be effective beginning in fiscal 2026. We currently do not expect that Pillar Two will have a significant impact on our fiscal 2026 consolidated financial statements but will continue to monitor the potential impact of these legislative changes, future legislation and additional guidance. Although we are unable to predict when and how additional changes will be enacted into law in countries in which we operate, it is possible the implementation, including the global minimum corporate tax rate, may have an adverse impact on our tax obligations and effective tax rates in future years.

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

We maintain a Data Privacy & Security working group that is responsible for setting data security and privacy policies, overseeing those policies, and tracking and reporting on data security and privacy performance. The working group is comprised of our Chief Information Security Officer, Global Data Privacy Officer, Chief Administrative Officer, and General Counsel. The working group reports to the Audit Committee at least annually. In addition, the Company has an Impact Committee that maintains functional working groups that focus on a number of issues, including Data Privacy & Security. The Impact Committee reports to the Board at least annually. The Company's Global Data Privacy Officer reports to the Audit Committee at least quarterly and provides the Audit Committee with updates regarding the Company's data privacy environment. We also have a Chief Information Security Officer who provides quarterly updates to management and reports to the Audit Committee at least annually regarding the Company's data security environment.

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

Distribution. We operate multiple distribution and fulfillment centers worldwide to support our Retail, Subscription and Wholesale segments in North America and Europe.

Retail Segment

Our Retail segment distribution and fulfillment centers receive and distribute our retail store merchandise and fulfill catalog, website and mobile application orders around the world. The primarily Retail segment facilities that support our North America Retail segment operations are as follows:

•
1,000,000 square foot omni-channel fulfillment center we own in Gap, Pennsylvania;
•
291,000 square foot distribution center we own in Gap, Pennsylvania;
•
956,000 square foot omni-channel fulfillment center we own in Indiana, Pennsylvania;
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

Additionally, in fiscal 2025, we began utilizing a third-party logistics provider in the Netherlands to receive and distribute merchandise.

Subscription Segment

Our Subscription segment operations are supported by the following facilities which fulfill subscription rental orders for the Nuuly brand:

•
604,000 square foot fulfillment center we lease in Raymore, Missouri, which commenced operations in the first quarter of fiscal 2025. The lease is set to expire in January 2039, and we have the option to renew for up to an additional ten years. We also lease 421,000 square feet of adjacent space within this facility through the end of fiscal 2026; and
•
309,000 square foot fulfillment center we lease in Bristol, Pennsylvania. The lease is set to expire in July 2034, and we have the option to renew for up to an additional ten years.

Wholesale Segment

Our Wholesale segment operations are predominantly supported by our omni-channel fulfillment centers in Gap, Pennsylvania and Peterborough, England.

Improvements in recent years, as described in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, were necessary to adequately support our growth. We believe that our centers are well maintained and in good operating condition.

Retail Locations. All of our retail locations are leased, well maintained and in good operating condition. Our retail locations generally have initial lease terms of five to fifteen years with renewal options for an additional five to ten years. Total estimated selling square feet for locations open, under lease as of January 31, 2025, by Urban Outfitters, Anthropologie, Free People brand and FP Movement brand was approximately 2,161,000, 1,796,000, 380,000 and 92,000, respectively. The average store selling square feet is approximately 8,500 for Urban Outfitters, 7,500 for Anthropologie, 2,300 for the Free People brand and 1,500 for the FP Movement brand. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail locations, as of January 31, 2025:

	Urban Outfitters	Anthropologie	Free People Brand	FP Movement Brand	Menus & Venues	Total
North America	187	222	156	63	9	637
Europe	68	17	11	—	—	96
Total Company-Owned Stores	255	239	167	63	9	733
Franchisee-Owned Stores(1)	7	2	—	—	—	9
Total URBN	262	241	167	63	9	742

(1)
Located in the Middle East.

Wholesale Showrooms. In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in Dallas, Los Angeles, London and New York City that are leased through 2025, 2026, 2029, and 2033, respectively.

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

Holders of Record

On March 25, 2025, there were 75 holders of record of our common shares.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

All of the Company’s equity compensation plans have been approved by its shareholders. See Note 11, “Share-Based Compensation,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the Company’s equity compensation plans and outstanding awards. Additional information about our equity compensation plans is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K.

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 31, 2020, and ending January 31, 2025, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	Base Period Jan-20	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-21	Jan-22	Jan-23	Jan-24	Jan-25
Urban Outfitters, Inc.	$100.00	$107.15	$112.19	$106.99	$148.44	$216.48
S&P 500	$100.00	$117.25	$144.56	$132.67	$160.29	$202.58
S&P 500 Apparel Retail	$100.00	$109.59	$117.78	$129.89	$157.57	$205.34

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate under three reportable segments – Retail, Subscription and Wholesale. Our Retail segment primarily includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Our Retail segment products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. Our Subscription segment, formerly known as the Nuuly segment, includes the Nuuly brand, which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service. Our Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. Our Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2025 ended on January 31, 2025, our fiscal year 2024 ended on January 31, 2024, and our fiscal year 2023 ended on January 31, 2023.

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

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 42.1% of consolidated net sales for fiscal 2025, compared to 41.7% for fiscal 2024. European Retail segment net sales accounted for approximately 1.6% of consolidated net sales for both fiscal 2025 and fiscal 2024.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands' wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 20.7% of consolidated net sales for fiscal 2025, compared to approximately 20.1% for fiscal 2024. European Retail segment net sales accounted for approximately 1.0% of consolidated net sales for fiscal 2025, compared to less than 1.0% of consolidated net sales for fiscal 2024.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.3% of consolidated net sales for fiscal 2025, compared to 17.7% for fiscal 2024. European Retail segment net sales accounted for approximately 7.9% of consolidated net sales for fiscal 2025, compared to approximately 8.2% for fiscal 2024.

Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. Menus & Venues net sales accounted for less than 1.0% of consolidated net sales for fiscal 2025 and fiscal 2024.

Net sales from the Retail segment accounted for approximately 88.2%, 90.8% and 92.1% of total consolidated net sales for fiscal 2025, 2024 and 2023, respectively.

Store data for fiscal 2025 was as follows:

	January 31,	Stores	Stores	January 31,
	2024	Opened	Closed	2025
Urban Outfitters
North America	196	3	(12)	187
Europe	66	4	(2)	68
Urban Outfitters Global Total	262	7	(14)	255

Anthropologie
North America	218	13	(9)	222
Europe	19	—	(2)	17
Anthropologie Global Total	237	13	(11)	239

Free People
Free People Brand
North America	148	12	(4)	156
Europe	12	—	(1)	11
Free People Brand Global Total	160	12	(5)	167
FP Movement Brand (1)	38	25	—	63
Free People Global Total	198	37	(5)	230

Menus & Venues (2)	9	—	—	9

Total Company-Owned Stores	706	57	(30)	733
Franchisee-Owned Stores (3)	9	—	—	9
Total URBN	715	57	(30)	742

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of January 31, 2025, and January 31, 2024, was as follows:

	January 31, 2025	January 31, 2024	Change
Selling square footage (in thousands):
Urban Outfitters	2,161	2,263	(4.5)%
Anthropologie	1,796	1,810	(0.8)%
Free People Brand	380	363	4.7%
FP Movement Brand	92	48	91.7%
Total URBN (1)	4,429	4,484	(1.2)%

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

Projected store openings and closings for fiscal 2026 are as follows:

	January 31, 2025	Projected Openings	Projected Closings	January 31, 2026
Urban Outfitters	255	7	(13)	249
Anthropologie	239	15	(2)	252
Free People Brand	167	16	(4)	179
FP Movement Brand	63	20	—	83
Menus & Venues	9	—	—	9
Total Company-Owned Stores	733	58	(19)	772
Franchisee-Owned Stores	9	—	—	9
Total URBN	742	58	(19)	781

Subscription Segment

Our Subscription segment, formerly known as the Nuuly segment, includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Net sales from the Subscription segment accounted for approximately 6.8%, 4.6%, and 2.7% of total consolidated net sales for fiscal 2025, 2024 and 2023, respectively.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Net sales from the Wholesale segment accounted for approximately 5.0%, 4.6% and 5.2% of total consolidated net sales for fiscal 2025, 2024 and 2023, respectively.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. We have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we will recognize merchandise revenue for the Retail segment for our single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs. A subscription customer may purchase merchandise through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order, and we recognize such merchandise revenue at the time of shipment. A subscription customer may also purchase merchandise in their possession that was delivered as part of the customer's monthly subscription rental order, and we recognize such merchandise revenue when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Uncollectible accounts receivable in the Retail and Subscription segments primarily results from unauthorized credit card transactions. We maintain an allowance for doubtful accounts for our Wholesale segment accounts receivable, which we review on a regular basis and believe is sufficient to cover potential credit losses and billing adjustments. Payment terms in our Wholesale segment vary by customer.

Subscription Fees: Revenue for the Subscription segment is primarily generated through monthly subscription fees. The monthly subscription rental fee is recognized over the monthly period over which the customer's monthly subscription fee pertains. The subscription automatically renews on a monthly basis until cancelled or paused by the customer at which point the customer will not be billed for future months until the subscription is no longer paused.

Gift Cards: We account for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. At the time of issuance, we have an open performance obligation for the future delivery of promised goods or services. The liability remains outstanding until the card is redeemed by the customer, at which time we recognize revenue. Over time, a portion of the outstanding gift cards will not be redeemed by the customer which we refer to as “breakage.” Revenue is recognized from breakage over time in proportion to gift card redemptions. Judgment is used in determining the amount of breakage revenue to be recognized and is based on historical gift card redemption patterns. Gift card breakage revenue is included in net sales and is not material. Our gift cards do not expire.

Sales Return Reserve

We record a sales return reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve. As of January 31, 2025, and 2024, reserves for estimated sales returns totaled $90.4 million and $80.5 million, representing 4.4% and 4.0% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. The majority of inventory at January 31, 2025, and 2024 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2025 and 2024 totaled $621.1 million and $550.2 million, representing 13.7% and 13.4% of total assets, respectively.

Rental Product

The cost of our Subscription segment rental product is amortized to cost of sales over the subscription period based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product.

Lost, damaged and retired rental product is also charged to cost of sales. We make assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Rental product is included in "Other assets" in the Consolidated Balance Sheets. Purchases of rental product were $175.7 million, $150.7 million, and $103.3 million for fiscal 2025, 2024 and 2023, respectively. Rental product as of January 31, 2025, and January 31, 2024, totaled $216.1 million and $163.1 million, representing 4.8% and 4.0% of total assets, respectively.

Impairment of Long-lived Assets

We review the carrying values of our definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2025, we recorded impairment charges for one retail location, totaling $0.8 million, with a carrying value after impairment of $1.5 million related to the right-of-use assets. During fiscal 2024, we recorded impairment charges for 15 retail locations, totaling $3.6 million, with a carrying value after impairment of $41.0 million related to the right-of-use assets. During fiscal 2023, we recorded impairment charges for 19 retail locations, totaling $6.4 million, with a carrying value after impairment of $49.0 million related to the right-of-use assets. Additionally, during fiscal 2024 we recorded an asset impairment charge of $6.4 million related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace which the Company wound down in fiscal 2025.

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

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2025, and January 31, 2024, totaled $48.5 million and $46.2 million, respectively, representing 1.1% of total assets as of both January 31, 2025, and January 31, 2024.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $32.5 million as of January 31, 2025, and $32.0 million as of January 31, 2024. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

(amounts in millions)

	Fiscal Year Ended January 31,
	2025	2024	2023
Net sales	$5,550.7	$5,153.2	$4,795.2
Cost of sales (excluding store impairment and lease abandonment charges)	3,619.4	3,425.9	3,361.6
Store impairment and lease abandonment charges (1)	4.6	11.9	6.4
Gross profit	1,926.7	1,715.4	1,427.2
Selling, general and administrative expenses	1,452.9	1,339.2	1,200.6
Asset impairment (2)	—	6.4	—
Income from operations	473.8	369.8	226.6
Interest income	37.1	23.6	2.0
Interest expense	(6.1)	(7.7)	(1.3)
Other expense	(4.6)	(4.1)	(6.0)
Income before income taxes	500.2	381.6	221.3
Income tax expense	97.7	93.9	61.6
Net income	$402.5	$287.7	$159.7

AS A PERCENTAGE OF NET SALES
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	65.2	66.5	70.1
Store impairment and lease abandonment charges (1)	0.1	0.2	0.1
Gross profit	34.7	33.3	29.8
Selling, general and administrative expenses	26.2	26.0	25.1
Asset impairment (2)	—	0.1	—
Income from operations	8.5	7.2	4.7
Interest income	0.7	0.5	0.0
Interest expense	(0.1)	(0.2)	(0.0)
Other expense	(0.1)	(0.1)	(0.1)
Income before income taxes	9.0	7.4	4.6
Income tax expense	1.7	1.8	1.3
Net income	7.3%	5.6%	3.3%
Period over Period Change:
Net sales	7.7%	7.5%	5.4%
Gross profit	12.3%	20.2%	(4.5)%
Income from operations	28.1%	63.2%	(44.5)%
Net income	39.9%	80.1%	(48.6)%

(1)
During fiscal 2025, we recorded store impairment charges for one retail location and lease abandonment charges for one retail location, totaling $4.6 million. During fiscal 2024, we recorded store impairment charges for 15 retail locations and lease abandonment charges for 2 retail locations, totaling $11.9 million. During fiscal 2023, we recorded store impairment charges for 19 retail locations, totaling $6.4 million.
(2)
During fiscal 2024, we recorded a charge of $6.4 million related to the write-off of "Property and equipment, net" of the Nuuly Thrift marketplace which the Company wound down in fiscal 2025.

Fiscal 2025 Compared to Fiscal 2024

Net sales in fiscal 2025 increased by 7.7% to $5.55 billion, from $5.15 billion in fiscal 2024. The $397.4 million increase was attributable to a $218.0 million, or 4.7%, increase in Retail segment net sales, a $142.5 million, or 60.4%, increase in Subscription segment net sales and a $36.9 million, or 15.5%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during fiscal 2025 was due to an increase of $151.2 million, or 3.4%, in Retail segment comparable net sales and an increase of $66.8 million in non-comparable net sales. Retail segment comparable net sales increased 8.9% at Free People and 7.7% at Anthropologie and decreased 8.7% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in digital channel sales and low single-digit positive growth in retail store sales. The digital channel net sales increase was driven by increases in sessions, while average order value decreased. Conversion rate and units per transaction were flat. Comparable retail store net sales increased as a result of higher store traffic and transactions, which were partially offset by a decrease in units per transaction. Conversion rate and average unit retail price were flat. The increase in non-comparable net sales during fiscal 2025 was due to the impact of the 33 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Subscription segment net sales during fiscal 2025 was primarily driven by a 51.3% increase in average active subscribers in the current year versus the prior year period. The increase in Wholesale segment net sales in fiscal 2025 was driven by a $39.1 million, or 17.9%, increase in Free People wholesale sales primarily due to increases in sales to specialty customers and department stores, partially offset by a decrease of $2.2 million in Urban Outfitters wholesale sales.

Gross profit percentage for fiscal 2025 increased to 34.7% of net sales, from 33.3% of net sales in fiscal 2024. Gross profit increased to $1.93 billion for fiscal 2025 from $1.72 billion in fiscal 2024. The increase in gross profit rate was primarily due to higher initial merchandise markups for all segments primarily driven by Company cross-functional initiatives. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate. Additionally, the Company recorded $4.6 million of store impairment and lease abandonment charges during fiscal 2025, and $11.9 million of store impairment and lease abandonment charges during fiscal 2024.

Total inventory at January 31, 2025 increased by $70.9 million, or 12.9%, to $621.1 million from $550.2 million at January 31, 2024. Total Retail segment inventory increased 10.1%. Retail segment comparable inventory increased 11.3%. Wholesale segment inventory increased 43.7%. The increase in inventory for both segments was to support increased sales and planned early receipts.

Selling, general and administrative expenses increased by $113.7 million, or 8.5%, compared to the prior year, and expressed as a percentage of net sales, deleveraged 19 basis points. The deleverage in selling, general and administrative expenses as a rate to sales was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the growth in Retail segment store net sales.

Income from operations for fiscal 2025 was 8.5% of net sales, or $473.8 million, compared to 7.2% of net sales, or $369.8 million, for fiscal 2024. The increase in operating income dollars was primarily driven by the increase in gross profit. The increase in operating income rate was primarily due to the higher gross profit rate.

Our effective tax rate for fiscal 2025 was 19.5% compared to 24.6% in fiscal 2024. The decrease in the effective tax rate was primarily due to the tax benefit from the release of a portion of our income tax reserves as a result of a lapse of the statute of limitations for federal tax purposes. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

Fiscal 2024 Compared to Fiscal 2023

Net sales in fiscal 2024 increased 7.5% to $5.15 billion, from $4.80 billion in fiscal 2023. The $358.0 million increase was attributable to a $263.4 million, or 6.0%, increase in Retail segment net sales and an increase in Subscription segment net sales of $106.2 million, or 81.9%, partially offset by a $11.6 million, or 4.6%, decrease in Wholesale segment net sales.

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

The increase in Subscription segment net sales was primarily driven by an 81.6% increase in average active subscribers in the current year versus the prior year period. The decrease in Wholesale segment net sales in fiscal 2024 as compared to fiscal 2023 was driven by an $11.1 million, or 4.8%, decrease in Free People wholesale sales primarily due to decreases in sales to department stores and closeout account partners.

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

Total inventory at January 31, 2024, decreased by $37.3 million, or 6.3%, to $550.2 million from $587.5 million at January 31, 2023. Total Retail segment inventory decreased by 4.6%, with Retail segment comparable inventory decreasing by 1.9%. Wholesale segment inventory decreased by 22.0% due to improved inventory control.

Selling, general and administrative expenses increased by $138.6 million, or 11.5%, compared to the prior year’s comparable period, and expressed as a percentage of net sales, deleveraged 95 basis points. The deleverage in selling, general and administrative expenses as a rate to sales was primarily related to increased marketing and creative expenses to support increased sales and customer growth and higher incentive-based compensation costs due to improved Company performance. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing and creative expenses to support increased sales and customer growth, increased store payroll expenses to support retail store comparable net sales growth and the net growth in retail store count and higher incentive-based compensation costs due to improved Company performance. Additionally, during fiscal 2024, the Company recorded an asset impairment charge of $6.4 million related to the write-off of "Property and equipment, net" of the Nuuly Thrift marketplace which the Company wound down in fiscal 2025.

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

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	January 31,
	2025	2024	2023
Cash, cash equivalents and marketable securities	$1,020.6	$779.2	$485.5
Working capital	417.1	288.3	347.3

	Fiscal Year Ended
	January 31,
	2025	2024	2023
Net cash provided by operating activities	$502.8	$509.4	$142.7
Net cash used in investing activities	(308.8)	(521.6)	(32.0)
Net cash used in financing activities	(77.1)	(12.1)	(118.4)

The increase in working capital at January 31, 2025, as compared to January 31, 2024, and January 31, 2023, was primarily due to the increases in cash, cash equivalents and current marketable securities and inventory, partially offset by the timing of disbursements.

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

Cash Flows from Operating Activities

For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The decrease in cash flows from operations for fiscal 2025 compared to fiscal 2024 was primarily due to higher inventory purchases in fiscal 2025 and the timing of disbursements, partially offset by higher net income in fiscal 2025. The increase in cash flows from operations for fiscal 2024 compared to fiscal 2023 was primarily due to higher net income, the timing of disbursements and lower inventory purchases in fiscal 2024.

Cash Flows from Investing Activities

For all periods, cash used in investing activities was primarily related to the purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment for fiscal 2025, 2024 and 2023 was $182.6 million, $199.6 million and $199.5 million, respectively, which was primarily used to expand our fulfillment center network and store base in all fiscal years.

Cash Flows from Financing Activities

Cash used in financing activities in fiscal 2025 was primarily related to $52.3 million of repurchases of our common shares under our share repurchase program. Cash used in financing activities in fiscal 2024 was primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards. Cash used in financing activities in fiscal 2023 was primarily related to $112.0 million of repurchases of our common shares under our share repurchase program.

Credit Facilities

See Note 8, "Debt," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company's debt.

Capital and Operating Expenditures

During fiscal 2026, we plan to open approximately 58 new Company-owned retail locations, expand or relocate certain existing retail locations, expand our home office to support our growing business, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing when appropriate. We may also repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2026 to be approximately $240 million for retail store expansion and support, technology and logistics investments and home office expansion to support our growing business. All fiscal 2026 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 12, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2025:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	More Than One Year
Operating leases (1)	$1,369,855	$293,744	$1,076,111
Purchase commitments (2)	888,264	838,632	49,632
Tax payable (3)	8,885	8,885	—
Tax credit investment (4)	54,073	20,215	33,858
Construction contracts (5)	7,458	7,458	—
Total contractual obligations	$2,328,535	$1,168,934	$1,159,601

(1)
Refer to Note 9, “Leases,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)
Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)
Represents one-time transition tax payable related to cash taxes payable in future years as a result of the Tax Act. Excluded from the above table are tax contingencies of $1,280 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $1,280 liability was classified as a non-current liability in the Company’s Consolidated Balance Sheets as of January 31, 2025.
(4)
Refer to Note 10, "Income Taxes," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(5)
Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2025:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	More Than One Year
Trade letters of credit (1)	$81,261	$81,261	$—
Stand-by letters of credit (2)	9,524	9,524	—
Total commercial commitments	$90,785	$90,785	$—

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2025, and 2024, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate, municipal and pre-refunded municipal bonds rated "BBB" or better, commercial paper and federally insured or guaranteed investment vehicles such as certificates of deposit, United States treasury securities and federal government agencies and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2025.

The effectiveness of internal control over financial reporting as of January 31, 2025, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included within this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2025, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2025, and our report dated April 1, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	77	Chairman of the Board and Chief Executive Officer
Melanie Marein-Efron	55	Chief Financial Officer
Francis J. Conforti	49	Co-President and Chief Operating Officer, URBN
Sheila B. Harrington	52	Global Chief Executive Officer, Urban Outfitters and Free People Group
Azeez Hayne	48	Chief Administrative Officer, URBN
Margaret A. Hayne Tricia D. Smith	66 53	Co-President and Chief Creative Officer, URBN; Director Global Chief Executive Officer, Anthropologie Group
Edward N. Antoian (1)	69	Director
Kelly Campbell (2)	47	Director
Harry S. Cherken, Jr.	75	Director
Mary C. Egan (3)	57	Director
Amin N. Maredia (2)(3)	52	Director
Wesley McDonald (1)(2)	62	Director
Todd R. Morgenfeld (1)(2)	53	Director
John C. Mulliken (3)	52	Director

(1)
Member of the Audit Committee.
(2)
Member of the Compensation and Leadership Development Committee.
(3)
Member of the Nominating and Governance Committee.

Mr. R. Hayne co-founded Urban Outfitters in 1970. He has been Chairman of the Board of Directors since the Company’s incorporation in 1976 and, until February 2016, also served as the Company’s President. Mr. Hayne served as the Company’s principal executive officer until 2007 and again beginning in January 2012. Margaret A. Hayne, Co-President and Chief Creative Officer of Urban Outfitters, Inc., is Mr. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer of the Company, is Mr. Hayne’s nephew. Mr. Hayne’s long tenure leading the Company as Chairman of the Board of Directors, his tenure as principal executive officer and his exceptional leadership skills make him uniquely qualified to serve as a director.

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

Ms. Hayne joined the Company in August 1982. She is an over 40-year veteran of the retail and wholesale industry. She has served as Co-President of the Company since October 2020 and as Chief Creative Officer of Urban Outfitters, Inc. since November 2013. Ms. Hayne previously served as Chief Executive Officer of Free People from August 2015 until October 2020 and President of Free People from March 2007 until August 2016. Richard A. Hayne, the Company’s current Chairman and Chief Executive Officer, is Ms. Hayne’s spouse. Azeez Hayne, Chief Administrative Officer of the Company, is Ms. Hayne’s nephew. As an employee of the Company for over 40 years and a director since 2013, Ms. Hayne brings a wealth of both Company-specific and industry-wide knowledge and experience to the Board of Directors.

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

Mr. Antoian has been a Principal and Senior Strategic Advisor with Sequoia Financial Group since March 2023. From January 2008 until February 2023, Mr. Antoian was a partner at Zeke Capital Advisors, a financial advisory firm of which he is a founder. From 1997 until March 2019, Mr. Antoian was a partner and Senior Portfolio Manager at Chartwell Investment Partners. Prior to that, Mr. Antoian worked at Delaware Management Co. as a Senior Portfolio Manager and at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CFA, CPA, financial advisor and portfolio manager. Mr. Antoian serves as a director of a not-for-profit entity and three private companies. As an independent director, Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

Ms. Campbell was most recently the President of Peacock, NBCUniversal’s streaming service, a position she has held since November 1, 2021. On January 8, 2025, Ms. Campbell announced her plan to step down from her position at Peacock, effective March 15, 2025. Prior to joining Peacock, Ms. Campbell served as President of Hulu from February 2020 to October 2021 and as Chief Marketing Officer of Hulu from August 2017 to February 2020. From 2005 to 2017, Ms. Campbell held a variety of roles at Google across the Google Ads and Google Cloud businesses. Ms. Campbell brings extensive experience in Marketing and subscription businesses to the Company's Board of Directors.

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

Ms. Egan has been advising consumer brand, primarily high growth private equity and venture-capital backed, companies since 2018, currently as principal of Egan Advisory Group. In 2013, Ms. Egan founded Gatheredtable, a consumer software as a service company offering customized meal planning, and served as its Chief Executive Officer until Gatheredtable was sold to a strategic buyer in 2018. From 2010 to 2012, Ms. Egan served as head of global strategy and corporate development for Starbucks Corporation and in 2012 led Starbucks’ food category in the Americas. From 1996 to 2010, Ms. Egan was a management consultant and Managing Director at The Boston Consulting Group, where she partnered with several leading consumer and retail brands to develop and successfully implement aggressive growth strategies. Ms. Egan previously served as a director of American Campus Communities (ACC) from 2018 until the company was purchased by Blackstone in 2022; she presently serves as a director of Noodles & Company (NDLS) as well as the non-profit Kripalu Center for Yoga and Health. Ms. Egan’s decades of experience partnering with management teams to develop and implement consumer-centric strategies for high growth omni-channel consumer brands, as well as working extensively with founders and entrepreneurs, gives her a unique set of skills to contribute to the Board of Directors.

Mr. Maredia is a Co-founder of, and Managing Partner since 2018 at Meaningful Partners, a consumer-focused fund that invests across the consumer value chain. Previously, Mr. Maredia served as the Chief Executive Officer of Sprouts Farmers Market, Inc. (SFM) (“Sprouts”), the second largest healthy grocer in the United States, beginning in 2015. He also served on the board of directors of Sprouts. Mr. Maredia served as Chief Financial Officer of Sprouts from 2011 to 2015. Before Sprouts, Mr. Maredia served in key global strategic roles at Burger King Corporation, including leading strategy, global business development and finance. Mr. Maredia has also been deeply involved in local and global community work for over two decades around health, education and economic development with various domestic and global organizations. Mr. Maredia attended the Harvard Business School management program and has an undergraduate degree in Accounting from the University of Houston. Mr. Maredia’s in-depth experience in the consumer sector, including multi-unit and high growth omni-channel businesses, as well as his public company experience as Chief Executive Officer, Chief Financial Officer and board member provides him valuable expertise to serve as a director.

Mr. McDonald has been retired since 2017. Previously, he served as Chief Financial Officer of Kohl’s Corporation (KSS) from 2003 to 2017. Before joining Kohl’s, Mr. McDonald served as Chief Financial Officer and Vice President of Abercrombie & Fitch Co. (ANF). Earlier in his career, he held several positions of increasing responsibility at Target Corporation (TGT). Mr. McDonald currently serves on the Board of Directors of Wingstop Inc., which operates and franchises over 2,000 stores worldwide. Mr. McDonald’s experience as a chief financial officer and in other senior executive leadership roles working with publicly traded consumer products companies provides him with a distinctive set of qualifications and skills to serve as a director.

Mr. Morgenfeld was most recently the Chief Financial Officer and Head of Business Operations of Pinterest, Inc. (PINS), a position he held from 2019 to 2023. From 2016 to 2019, he served as Chief Financial Officer of Pinterest, Inc. Before joining Pinterest, Mr. Morgenfeld served as Vice President of Finance at Twitter from 2015 to 2016 and Treasurer and Senior Vice President of Corporate Development and Corporate Financial Analytics for Hewlett-Packard Company from 2013 to 2015. Prior to his role at Hewlett-Packard, Mr. Morgenfeld was an investment partner at Silver Lake Partners from 2004 to 2013. Mr. Morgenfeld graduated first in his class from the United States Military Academy and also holds an MBA degree from Stanford University. Mr. Morgenfeld also serves on the board of directors of AppLovin Corporation, a public company delivering a software platform for mobile application developers to improve the marketing and monetization of their products. His significant finance and consumer internet experience provides valuable expertise to the Board of Directors.

Mr. Mulliken is currently a Senior Lecturer at Harvard Business School where he has taught in the Strategy Unit since September 2024. Until 2025, he served as a Senior Advisor with The Boston Consulting Group (“BCG”), a global management consulting firm where Mr. Mulliken served as a management consultant on topics of retail, consumer goods and technology, and a frequent advisor to high growth technology companies. Prior to re-joining BCG in 2020, Mr. Mulliken served on the executive team at Wayfair Inc. for a decade, as Chief Technology Officer and Senior Vice President of Strategic Initiatives. Mr. Mulliken founded and led several lifestyle brands including Joss & Main and Birch Lane. He also led the acquisition and integration of DwellStudio as well as the ground-up creation of a proprietary ad tech business and tech stack. Mr. Mulliken previously served as the Chief Integrated Product Officer at IndigoAg, an agricultural technology company. Mr. Mulliken also serves on the board at Bombas, a direct-to-consumer apparel company. Mr. Mulliken has a 25-year track record of leading innovation and growth as an investor, technology executive and management consultant. Mr. Mulliken earned his undergraduate degree in Mathematics from Reed College and his MBA in Corporate Finance from London Business School. Mr. Mulliken’s decades of experience in ecommerce and multichannel retail as Chief Technology Officer and member of the executive team of a publicly traded company, as well as a strategy consultant and independent director, provides him valuable perspective as a director.

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

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings: "Audit Committee," "Delinquent Section 16(a) Reports," "Corporate Governance," and "Insider Trading Policy."

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders under the heading: "Compensation of Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders under the heading: "Principal Shareholders and Management Ownership."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings: "Board of Directors," and "Certain Business Relationships."

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34). Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings: "Relationship with Auditors," "Audit Committee Report," and "Audit and Other Fees."

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

10.2

First Amendment to Credit Agreement dated as of August 22, 2019, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto is incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K filed on April 3, 2023.

10.3

Second Amendment to Credit Agreement dated as of October 21, 2021, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto is incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K filed on April 3, 2023.

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

10.5

Fourth Amendment to Credit Agreement dated February 10, 2023, by and among Urban Outfitters, Inc., its domestic subsidiaries, URBN Canada Retail, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto is incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed on April 3, 2023.

Exhibit Number	Description
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

10.21+	Form of 2017 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.22+	Form of 2017 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.23+	Form of 2017 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

19.1	Urban Outfitters, Inc. Insider Trading Policy is incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K (file no. 000-22754) filed on April 1, 2024.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

97.1	Urban Outfitters, Inc. Compensation Recovery Policy is incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K (file no. 000-22754) filed on April 1, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan

P Paper filing

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2025	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 1, 2025

/ S / MELANIE MAREIN-EFRON Melanie Marein-Efron (Principal Financial and Accounting Officer)	Chief Financial Officer	April 1, 2025

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2025
/ S / KELLY CAMPBELL Kelly Campbell / S / HARRY S. CHERKEN, JR. Harry S. Cherken Jr.	Director	April 1, 2025
	Director	April 1, 2025

/ S / MARY C. EGAN Mary C. Egan	Director	April 1, 2025

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2025

/ S / AMIN N. MAREDIA Amin N. Maredia	Director	April 1, 2025

/ S / WESLEY MCDONALD Wesley McDonald	Director	April 1, 2025

/ S / TODD R. MORGENFELD Todd R. Morgenfeld	Director	April 1, 2025

/ S / JOHN C. MULLIKEN John C. Mulliken	Director	April 1, 2025

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in lnternal Control - lntegrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Retail Location Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates retail location assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location assets may not be recoverable. Events that result in an impairment review include plans to close a retail location, a significant decrease in the operating results of the retail location or significant adverse changes in the business climate. When such events or changes in circumstances occur, the Company evaluates its retail location assets for impairment by comparing the undiscounted future cash flows expected to be generated by the location to the location assets’ carrying amount. If the carrying amount of the location assets exceed the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the assets. An impairment charge is recorded if the fair value of the retail location assets is less than the carrying amount. Retail location asset impairment charges of $0.815 million are included in the Company's Store Impairment and Lease Abandonment Charges for the fiscal year ended January 31, 2025.

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

April 1, 2025

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,	January 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$290,481	$178,321
Marketable securities	319,949	286,744
Accounts receivable, net of allowance for doubtful accounts of $1,384 and $1,465, respectively	74,014	67,008
Inventory	621,146	550,242
Prepaid expenses and other current assets	187,206	200,188
Total current assets	1,492,796	1,282,503
Property and equipment, net	1,331,077	1,286,541
Operating lease right-of-use assets	942,666	920,396
Marketable securities	410,208	314,152
Other assets	342,733	307,617
Total Assets	$4,519,480	$4,111,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295,767	$253,342
Current portion of operating lease liabilities	227,149	226,645
Accrued compensation and benefits	139,272	122,708
Accrued expenses and other current liabilities	413,491	391,510
Total current liabilities	1,075,679	994,205
Non-current portion of operating lease liabilities	871,209	851,853
Other non-current liabilities	101,088	152,611
Total Liabilities	2,047,976	1,998,669
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 92,281,748 and 92,787,522 shares issued and outstanding, respectively	9	9
Additional paid-in-capital	15,067	37,943
Retained earnings	2,503,068	2,113,735
Accumulated other comprehensive loss	(46,640)	(39,147)
Total Shareholders’ Equity	2,471,504	2,112,540
Total Liabilities and Shareholders’ Equity	$4,519,480	$4,111,209

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2025	2024	2023
Net sales	$5,550,666	$5,153,237	$4,795,244
Cost of sales (excluding store impairment and lease abandonment charges)	3,619,395	3,425,958	3,361,611
Store impairment and lease abandonment charges	4,601	11,875	6,417
Gross profit	1,926,670	1,715,404	1,427,216
Selling, general and administrative expenses	1,452,906	1,339,205	1,200,593
Asset impairment	—	6,404	—
Income from operations	473,764	369,795	226,623
Interest income	37,064	23,631	2,041
Interest expense	(6,069)	(7,662)	(1,315)
Other expense	(4,587)	(4,157)	(6,070)
Income before income taxes	500,172	381,607	221,279
Income tax expense	97,710	93,933	61,580
Net income	$402,462	$287,674	$159,699
Net income per common share:
Basic	$4.34	$3.10	$1.71
Diluted	$4.26	$3.05	$1.70
Weighted-average common shares outstanding:
Basic	92,684,127	92,697,751	93,199,874
Diluted	94,448,046	94,327,785	94,144,062

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
Net income	$402,462	$287,674	$159,699
Other comprehensive (loss) income:
Foreign currency translation	(8,098)	4,448	(20,620)
Change in unrealized gains (losses) on marketable securities, net of tax	605	5,040	(3,185)
Total other comprehensive (loss) income	(7,493)	9,488	(23,805)
Comprehensive income	$394,969	$297,162	$135,894

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2022	96,431,044	$10	$—	$1,770,560	$(24,830)	$1,745,740
Comprehensive income	—	—	—	159,699	(23,805)	135,894
Share-based compensation	—	—	29,449	—	—	29,449
Share-based awards	734,882	—	376	—	—	376
Share repurchases	(4,985,217)	(1)	(14,577)	(104,198)	—	(118,776)
Balances as of January 31, 2023	92,180,709	9	15,248	1,826,061	(48,635)	1,792,683
Comprehensive income	—	—	—	287,674	9,488	297,162
Share-based compensation	—	—	30,508	—	—	30,508
Share-based awards	916,950	—	594	—	—	594
Share repurchases	(310,137)	—	(8,407)	—	—	(8,407)
Balances as of January 31, 2024	92,787,522	9	37,943	2,113,735	(39,147)	2,112,540
Comprehensive income	—	—	—	402,462	(7,493)	394,969
Share-based compensation	—	—	31,039	—	—	31,039
Share-based awards	1,060,362	—	851	—	—	851
Share repurchases, inclusive of excise tax	(1,566,136)	—	(54,766)	(13,129)	—	(67,895)
Balances as of January 31, 2025	92,281,748	9	15,067	2,503,068	(46,640)	2,471,504

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$402,462	$287,674	$159,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,425	102,487	102,339
Non-cash lease expense	214,605	202,265	193,863
(Benefit) provision for deferred income taxes	(2,966)	24,711	(2,577)
Share-based compensation expense	31,039	30,508	29,449
Amortization of tax credit investment	17,224	15,906	—
Store impairment and lease abandonment charges	4,601	11,875	6,417
Asset impairment	—	6,404	—
Loss on disposition of property and equipment, net	1,641	309	982
Changes in assets and liabilities:
Receivables	(7,319)	3,708	(7,103)
Inventory	(72,945)	38,785	(22,286)
Prepaid expenses and other assets	(17,471)	(53,532)	(31,257)
Payables, accrued expenses and other liabilities	59,690	74,185	(49,593)
Operating lease liabilities	(243,152)	(235,874)	(237,204)
Net cash provided by operating activities	502,834	509,411	142,729
Cash flows from investing activities:
Cash paid for property and equipment	(182,581)	(199,625)	(199,513)
Cash paid for marketable securities	(542,944)	(649,389)	(109,148)
Sales and maturities of marketable securities	416,756	347,366	276,650
Initial cash payment for tax credit investment	—	(20,000)	—
Net cash used in investing activities	(308,769)	(521,648)	(32,011)
Cash flows from financing activities:
Proceeds from the exercise of share-based awards	851	594	376
Share repurchases related to share repurchase program	(52,262)	—	(112,016)
Share repurchases related to taxes for share-based awards	(15,402)	(8,407)	(6,760)
Tax credit investment liability payments	(10,301)	(4,319)	—
Net cash used in financing activities	(77,114)	(12,132)	(118,400)
Effect of exchange rate changes on cash and cash equivalents	(4,791)	1,430	2,367
Increase (decrease) in cash and cash equivalents	112,160	(22,939)	(5,315)
Cash and cash equivalents at beginning of period	178,321	201,260	206,575
Cash and cash equivalents at end of period	$290,481	$178,321	$201,260
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$104,319	$55,164	$50,759
Non-cash investing activities—Accrued capital expenditures	$18,755	$27,559	$17,075
Non-cash investing activities—Accrued tax credit investment installments	$—	$62,120	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activities of the Company are the operation of retail, subscription and wholesale businesses selling and renting to customers through various channels including retail locations, websites, catalogs and mobile applications. As of January 31, 2025 and 2024, the Company operated 733 and 706 stores, respectively. Stores located in North America totaled 637 as of January 31, 2025 and 609 as of January 31, 2024. Operations in Europe included 96 stores as of January 31, 2025 and 97 stores as of January 31, 2024. The Company's Subscription segment, formerly known as the Nuuly segment, consists of the Nuuly brand, which is primarily a monthly women's apparel subscription rental service. The Company’s Wholesale segment sold and distributed apparel to department and specialty stores worldwide, digital businesses and to the Company’s Retail segment.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2025 ended on January 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2025 and 2024, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2025 and January 31, 2024 are classified as available-for-sale and are carried at fair value. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive (loss) income” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company determines there is a credit loss. Credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2025, 2024 and 2023 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2025	$1,465	3,415	(3,496)	$1,384
Year ended January 31, 2024	$1,496	3,913	(3,944)	$1,465
Year ended January 31, 2023	$1,348	4,071	(3,923)	$1,496

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The majority of inventory at January 31, 2025 and 2024 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Rental Product

The cost of subscription rental product is amortized to cost of sales over the subscription period based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Purchases of rental product were $175,697, $150,668, and $103,260 for fiscal 2025, 2024 and 2023, respectively.

Impairment of Long-lived Assets

The Company reviews the carrying values of its definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2025, the Company recorded impairment charges for one retail location, totaling $815, with a carrying value after impairment of $1,500 related to the right-of-use assets. During fiscal 2024, the Company recorded impairment charges for 15 locations, totaling $3,644, with a carrying value after impairment of $41,046 related to the right-of-use assets. During

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

fiscal 2023, the Company recorded impairment charges for 19 locations, totaling $6,417, with a carrying value after impairment of $48,970 related to the right-of-use assets. Additionally, during fiscal 2024 the Company recorded an asset impairment charge of $6,404 related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores, catalogs and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize merchandise revenue for the Retail segment for its single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs. A subscription customer may purchase merchandise through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order, and we recognize such merchandise revenue at the time of shipment. A subscription customer may also purchase merchandise in their possession that was delivered as part of the customer's monthly subscription rental order, and we recognize such merchandise revenue when the customer purchases the merchandise through the website or mobile application. Revenue does not include taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. Revenue is recognized net of estimated customer returns. Uncollectible accounts receivable in the Retail and Subscription segments primarily results from unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its Wholesale segment accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Payment terms in the Wholesale segment vary by customer.

Subscription Fees: Revenue for the Subscription segment is primarily generated through monthly subscription fees. The monthly subscription rental fee is recognized over the monthly period over which the customer's monthly subscription fee pertains. The subscription automatically renews on a monthly basis until cancelled or paused by the customer at which point the customer will not be billed for future months until the subscription is no longer paused.

Gift Cards: The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. At the time of issuance, the Company has an open performance obligation for the future delivery of promised goods or services. The liability remains outstanding until the card is redeemed by the customer, at which time the Company recognizes revenue. Over time, a portion of the outstanding gift cards will not be redeemed by the customer which we refer to as “breakage.” Revenue is recognized from breakage over time in proportion to gift card redemptions. Judgment is used in determining the amount of breakage revenue to be recognized and is based on historical gift card redemption patterns. Gift card breakage revenue is included in net sales and is not material. The Company’s gift cards do not expire.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Sales Return Reserve

The Company records a sales return reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve. As of January 31, 2025, 2024 and 2023, the sales return reserve was $90,429, $80,512 and $70,147, respectively.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $2,254 and $1,384 as of January 31, 2025, and 2024, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $370,160, $322,252 and $279,174 for fiscal 2025, 2024 and 2023, respectively. In addition, the Company incurred web creative expenses of $81,820, $79,684 and $65,474 for fiscal 2025, 2024 and 2023, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2025, 2024 and 2023, capitalized costs related to internally generated internal-use software were not material.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents include the effect of stock options, restricted stock units (“RSU’s”) and performance stock units (“PSU’s”).

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains and losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $46,474 and $38,376 as of January 31, 2025 and January 31, 2024, respectively, and unrealized losses, net of tax, on marketable securities of $166 and $771 as of January 31, 2025 and January 31, 2024, respectively. The tax effect of the unrealized gains on marketable securities recorded in comprehensive income was $165, $49 and $1,054 during fiscal 2025, 2024 and 2023, respectively. Gross realized gains and losses are included in “Interest income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2025, 2024 and 2023 were not material.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company manages the credit risk associated with cash, cash equivalents and marketable securities by investing in high-quality securities held with reputable trustees and, by policy, limiting the amount of credit exposure to any one issuer or issue, as well as providing limitations on investment duration. The Company’s investment policy requires that its cash, cash equivalents and marketable securities are invested in corporate, municipal and pre-refunded municipal bonds rated “BBB” or better, commercial paper and federally insured or guaranteed investment vehicles such as certificates of deposit, United States treasury securities and federal government agencies. Receivables from third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company regularly evaluates the financial condition of its Wholesale segment customers. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectability of its accounts receivable. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks related to its cash accounts.

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

Recent Accounting Pronouncements

Recently Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that introduces additional segment disclosure requirements. The update requires entities to quantitatively disclose significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment, as well as an amount for other segment items for

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

each reportable segment and a description of their composition. Entities are required to disclose how reported measures of segment profit or loss are used in assessing segment performance and deciding how to allocate resources. The Company adopted this update in this Annual Report on Form 10-K for the fiscal year ended January 31, 2025, on a retrospective basis. The adoption of this update resulted in additional disclosures in the notes to its consolidated financial statements.

Recently Issued

In November 2024, the FASB issued an accounting standards update which requires disaggregated disclosure of certain costs and expenses including purchases of inventory, employee compensation, depreciation, amortization and other costs within relevant income statement captions. The update will be effective for the Company in its annual consolidated financial statements for the fiscal year ending January 31, 2028, and interim periods thereafter. The Company is currently assessing this update and the additional disclosures that will be required within the notes to its consolidated financial statements.

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

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company’s Wholesale segment customers and franchisees. For the year ended January 31, 2025, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $67,008 and $74,014, respectively. For the year ended January 31, 2024, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $70,339 and $67,008, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, customer deposits, Nuuly deferred subscription fee revenue and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2025, the opening and closing balance of contract liabilities was $91,408 and $101,866, respectively. For the year ended January 31, 2024, the opening and closing balance of contract liabilities was $82,867 and $91,408, respectively. Contract liabilities are included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. During the year ended January 31, 2025, the Company recognized $48,584 of revenue that was included in the contract liability balance at the beginning of the period. During the year ended January 31, 2024, the Company recognized $37,751 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 17, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2025 and 2024 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2025
Short-term Investments:
Corporate bonds	$186,732	$103	$(114)	$186,721
Federal government agencies	53,663	55	(7)	53,711
US Treasury securities	5,415	—	(5)	5,410
Municipal and pre-refunded municipal bonds	53,772	70	(8)	53,834
Certificates of deposit	10,499	—	—	10,499
Commercial paper	9,774	—	—	9,774
	319,855	228	(134)	319,949
Long-term Investments:
Corporate bonds	$233,418	$298	$(500)	$233,216
Federal government agencies	50,579	16	(292)	50,303
US Treasury securities	92,852	226	(90)	92,988
Municipal and pre-refunded municipal bonds	14,770	35	(8)	14,797
Mutual funds, held in rabbi trust	15,673	2,246	(15)	17,904
Certificates of deposit	1,000	—	—	1,000
	408,292	2,821	(905)	410,208
	$728,147	$3,049	$(1,039)	$730,157

As of January 31, 2024
Short-term Investments:
Corporate bonds	$123,418	$27	$(883)	$122,562
Federal government agencies	68,730	35	(94)	68,671
US Treasury securities	27,231	—	(36)	27,195
Municipal and pre-refunded municipal bonds	47,915	9	(414)	47,510
Certificates of deposit	10,249	—	—	10,249
Commercial paper	10,557	—	—	10,557
	288,100	71	(1,427)	286,744
Long-term Investments:
Corporate bonds	$147,924	$441	$(388)	$147,977
Federal government agencies	65,698	138	(94)	65,742
US Treasury securities	34,604	169	(26)	34,747
Municipal and pre-refunded municipal bonds	39,243	160	(35)	39,368
Mutual funds, held in rabbi trust	13,817	1,344	(93)	15,068
Certificates of deposit	11,250	—	—	11,250
	312,536	2,252	(636)	314,152
	$600,636	$2,323	$(2,063)	$600,896

Proceeds from the sales and maturities of available-for-sale securities were $416,756, $347,366 and $276,650 in fiscal 2025, 2024 and 2023, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, net realized losses of $92, $4 and $1,465 during fiscal 2025, 2024 and 2023, respectively. Amortization of discounts and premiums, net, resulted in a benefit included in "Interest income" of $7,772 and $4,338 for fiscal 2025 and 2024, respectively, and a reduction included in “Interest income” of $4,512 for fiscal 2023. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2025 and 2024, respectively.

	January 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$206,917	$(587)	$8,093	$(27)	$215,010	$(614)
Federal government agencies	49,234	(298)	5,738	(1)	54,972	(299)
US Treasury securities	37,007	(94)	1,495	(1)	38,502	(95)
Municipal and pre-refunded municipal bonds	6,917	(13)	1,502	(3)	8,419	(16)
Mutual funds, held in rabbi trust	1,316	(15)	—	—	1,316	(15)
Total	$301,391	$(1,007)	$16,828	$(32)	$318,219	$(1,039)

	January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$104,563	$(168)	$53,680	$(1,103)	$158,243	$(1,271)
Federal government agencies	74,516	(188)	—	—	74,516	(188)
US Treasury securities	35,135	(62)	—	—	35,135	(62)
Municipal and pre-refunded municipal bonds	24,070	(48)	21,613	(401)	45,683	(449)
Mutual funds, held in rabbi trust	1,059	(93)	—	—	1,059	(93)
Total	$239,343	$(559)	$75,293	$(1,504)	$314,636	$(2,063)

As of January 31, 2025 and 2024, there were a total of 262 and 267 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$419,937	$—	$419,937
Federal government agencies	—	104,014	—	104,014
US Treasury securities	—	98,398	—	98,398
Municipal and pre-refunded municipal bonds	—	68,631	—	68,631
Mutual funds, held in rabbi trust	17,904	—	—	17,904
Certificates of deposit	—	11,499	—	11,499
Commercial paper	—	9,774	—	9,774
	$17,904	$712,253	$—	$730,157

	Marketable Securities Fair Value as of January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$270,539	$—	$270,539
Federal government agencies	—	134,413	—	134,413
US Treasury securities	—	61,942	—	61,942
Municipal and pre-refunded municipal bonds	—	86,878	—	86,878
Mutual funds, held in rabbi trust	15,068	—	—	15,068
Certificates of deposit	—	21,499	—	21,499
Commercial paper	—	10,557	—	10,557
	$15,068	$585,828	$—	$600,896

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2025 and January 31, 2024.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2025 and 2024, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2025, 2024

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and 2023, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. These assets were written down to their fair values resulting in impairment charges of $815, $3,644 and $6,417 in fiscal 2025, 2024 and 2023, respectively. Additionally, during fiscal 2024 the Company recorded an asset impairment charge of $6,404 related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace.

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2025	2024
Land	$55,302	$55,536
Buildings	651,102	633,850
Furniture and fixtures	449,749	430,688
Leasehold improvements	946,868	874,643
Other operating equipment	714,126	674,258
Construction-in-progress	78,345	96,157
	2,895,492	2,765,132
Accumulated depreciation	(1,564,415)	(1,478,591)
Total	$1,331,077	$1,286,541

Depreciation expense for property and equipment in fiscal 2025, 2024 and 2023 was $123,197, $106,825 and $97,827, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2025	2024
Sales return reserves	$90,429	$80,512
Gift cards and merchandise credits	75,404	69,187
Accrued sales and VAT taxes	29,103	26,796
Accrued rents, estimated property taxes and other property expenses	35,886	36,619
Federal, state and foreign income taxes	18,362	9,815
Accrued construction	18,741	27,598
Current portion of low-income housing tax credit liability	16,571	10,507
Other current liabilities	128,995	130,476
Total	$413,491	$391,510

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

As of January 31, 2025, the Company had $0 in borrowings under the Amended Credit Facility. As of January 31, 2025, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $9,524. Interest expense for the Amended Credit Facility was $978, $971, and $998 for the years ended January 31, 2025, 2024, and 2023, respectively, which was included in “Interest expense,” in the Consolidated Statements of Income.

9. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $271,284, $264,091 and $255,682 during fiscal 2025, 2024 and 2023, respectively. Total variable lease costs were $147,104, $139,275 and $136,201 during fiscal 2025, 2024 and 2023, respectively. Short-term lease costs and sublease income were not material during fiscal 2025, 2024 and 2023.

Other information related to leases was as follows:

Other information	Fiscal Year Ended January 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024	2023
Operating cash flows from operating leases	$297,938	$299,351	$296,619
Right-of-use assets obtained in exchange for new operating lease liabilities	$281,803	$206,397	$189,744
Weighted-average remaining lease term - operating leases	6.5 years	6.4 years	6.3 years
Weighted-average discount rate - operating leases	6.1%	6.0%	5.8%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of January 31, 2025:

Fiscal Year	Operating Leases
2026	$293,744
2027	242,509
2028	203,045
2029	166,870
2030	122,174
Thereafter	341,513
Total undiscounted future minimum lease payments	1,369,855
Less imputed interest	(271,497)
Total discounted future minimum lease payments	$1,098,358

As of January 31, 2025, the Company had commitments of approximately $67,463 not included in the amounts above related to 21 executed but not yet commenced store leases.

Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, there are 82 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 82 locations was approximately $12,999 for fiscal 2025.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

During fiscal 2024, the Company committed to cease operations for two store locations but the lease has not been terminated, resulting in the right-of-use assets to be abandoned. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. During fiscal 2024, the Company recorded lease abandonment charges for two retail locations, totaling $8,231, with a remaining carrying value of $3,786 related to the right-of-use asset for one store location which was expensed in the first quarter of fiscal 2025.

10. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Domestic	$489,723	$378,265	$217,894
Foreign	10,449	3,342	3,385
	$500,172	$381,607	$221,279

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Current:
Federal	$76,959	$46,714	$49,695
State	21,568	19,422	12,950
Foreign	2,149	3,086	1,512
	$100,676	$69,222	$64,157
Deferred:
Federal	$(6,461)	$24,141	$(4,724)
State	1,619	(1,152)	671
Foreign	1,876	1,722	1,476
	(2,966)	24,711	(2,577)
	$97,710	$93,933	$61,580

The following table reflects the differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate:

	Fiscal Year Ended January 31,
	2025	2024	2023
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.7	3.8	4.9
Foreign taxes	(0.5)	(0.2)	0.3
Nondeductible expenses	0.9	0.8	1.6
General business credits	(1.2)	(1.4)	—
Uncertain tax positions	(4.4)	0.3	0.3
Other	—	0.3	(0.3)
Effective tax rate	19.5%	24.6%	27.8%

The variance in percentages for the components of the effective tax rate for fiscal 2025 as compared to fiscal 2024 and 2023 is primarily due to the tax benefit from the release of a portion of our income tax reserves in fiscal 2025 as a result of a lapse of the statute of limitations for federal tax purposes. The variance in percentages for the components of the effective tax rate for fiscal 2024 as compared to fiscal 2023 is primarily due to the ratio of foreign taxable losses to global taxable profits and the favorable impact of general business credits in fiscal 2024.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2025 and 2024 are as follows:

	January 31,
	2025	2024
Deferred tax liabilities:
Prepaid expense	$(2,912)	$(2,776)
Depreciation	(93,147)	(80,196)
Operating lease right-of-use assets	(226,526)	(216,635)
Other temporary differences	(304)	(262)
Gross deferred tax liabilities	(322,889)	(299,869)
Deferred tax assets:
Operating lease liabilities	264,199	253,762
Deferred rent	12,437	13,721
Inventory	34,976	25,297
Accounts receivable	1,685	1,034
Net operating loss carryforwards	15,009	14,376
Tax uncertainties	236	1,811
Accrued salaries and benefits	34,257	31,534
Income tax credits	3,588	3,738
Other temporary differences	37,432	32,731
Gross deferred tax assets, before valuation allowances	403,819	378,004
Valuation allowances	(32,463)	(31,959)
Net deferred tax assets	$48,467	$46,176

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2025 and 2024, respectively, $24,557 and $18,421 were attributable to U.S. federal, $18,256 and $19,637 were attributed to state jurisdictions and $5,654 and $8,118 were attributed to foreign jurisdictions.

As of January 31, 2025, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $54,299 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $20,355 that expire from 2030 through 2044 and approximately $10,211 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $4,542 that expire from 2027 through 2030. As of January 31, 2025, the Company had full and partial valuation allowances for certain foreign and state net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

As of January 31, 2025, approximately $131,161 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. The Company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $197,842. Since such earnings have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act or other U.S. tax requirements on undistributed foreign earnings, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company continues to believe that foreign earnings are indefinitely reinvested excluding earnings that have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act. With respect to outside basis differences in all other non-U.S. subsidiaries, the Company expects that either (i) such basis differences will not reverse in the foreseeable future, or (ii) such basis differences will reverse in a tax-neutral manner.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2025	2024	2023
Balance at the beginning of the period	$18,662	$18,734	$18,945
Increases in tax positions for prior years	—	54	1,055
Decreases in tax positions for prior years	(418)	(26)	(974)
Increases in tax positions for current year	323	332	147
Settlements	(217)	(117)	(177)
Lapse in statute of limitations	(17,407)	(315)	(262)
Balance at the end of the period	$943	$18,662	$18,734

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $1,044 and $23,066 as of January 31, 2025 and 2024, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During the years ended January 31, 2025, 2024 and 2023, the Company recognized benefits of $5,878 and expense of $1,629 and $1,145, respectively, related to interest and penalties. The Company accrued $337 and $6,214 for the payment of interest and penalties as of January 31, 2025 and 2024, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under audit in certain state and foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2010 to 2024. It is possible that a state or foreign examination may be resolved within 12 months. Due to the potential for resolution of federal and foreign audit and state examinations, and the expiration of various statutes of limitation, it is possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $155.

Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. During the fiscal years ended January 31, 2025 and 2024, interest expense related to the accretion of the liability was $4,906 and $6,190, respectively. Included in "Income tax expense" in the Consolidated Statements of Income was amortization of the investment of $17,224 and $15,906 for the fiscal years ended January 31, 2025 and 2024, respectively. Also included in "Income tax expense" in the Consolidated Statements of Income were income tax credits and other income tax benefits of $24,110 and $22,575 for the fiscal years ended January 31, 2025 and 2024, respectively. The carrying value of the investment is recorded in "Other assets" in the Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in the Consolidated Balance Sheets. The following table summarizes the balances related to the investment at January 31, 2025 and 2024:

	January 31,	January 31,
	2025	2024
Other assets	$48,784	$66,214
Accrued expenses and other current liabilities	16,571	10,507
Other non-current liabilities	30,722	47,293

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

11. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2025, there were 4,114,227 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2025, there were 5,594,830 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2025, 2024 and 2023 was as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Performance Stock Units	4,796	5,013	4,978
Restricted Stock Units	26,243	25,495	24,471
Total	$31,039	$30,508	$29,449

The total tax benefit associated with share-based compensation expense for the fiscal years ended January 31, 2025, 2024 and 2023 was $7,204, $3,086 and $6,379, respectively. The tax benefit realized from share-based compensation for the fiscal years ended January 31, 2025, 2024 and 2023 was $7,846, $1,763 and $3,467, respectively.

Stock Options

The Company may grant stock options that generally vest over a period of one year. Stock options become exercisable over the vesting period in installments determined by the Company, which can vary depending upon each individual grant. There were no stock options granted in the fiscal years ended January 31, 2025, 2024 and 2023.

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	140,000	$28.81	1.5	$1,623
Granted	—	—
Exercised	(60,000)	20.45
Forfeited or Expired	—	—
Awards outstanding at end of year	80,000	35.08	0.8	$1,627
Awards outstanding fully vested and expected to vest	80,000	35.08	0.8	$1,627
Awards exercisable at end of year	80,000	$35.08	0.8	$1,627

The following table summarizes other information related to stock options during the years ended January 31, 2025, 2024 and 2023:

	Fiscal Year Ended January 31,
	2025	2024	2023
Intrinsic value of awards exercised	$1,277	$129	$23
Net cash proceeds from the exercise of stock options	$851	$594	$376

There were no unrecognized compensation costs of stock options granted, but not yet vested, as of January 31, 2025.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s awarded during fiscal 2025, 2024 and 2023 equaled the stock price on the date of the grant. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to four-year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2025:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	500,891	$29.55
Granted	107,345	41.92
Vested	(157,082)	31.26
Forfeited	—	—
Non-vested awards outstanding at end of year	451,154	$31.90

The weighted-average grant date fair value of PSU’s awarded during the fiscal years ended January 31, 2025, 2024 and 2023 was $41.92, $26.96 and $25.38, per share, respectively. The aggregate grant date fair value of PSU's vested during the fiscal years ended January 31, 2025, 2024 and 2023 was $31.26, $33.01 and $27.79, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2025 was $4,973, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. The fair value of the RSU’s awarded during fiscal 2025, 2024 and 2023 equaled the stock price on the date of the grant. RSU’s typically vest over a two to four-year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2025:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	2,669,980	$28.58
Granted	710,453	41.90
Vested	(852,263)	29.72
Forfeited	(77,350)	33.82
Non-vested awards outstanding at end of year	2,450,820	$31.88

The weighted-average grant date fair value of RSU’s awarded during the fiscal years ended January 31, 2025, 2024 and 2023 was $41.90, $27.42 and $25.01, per share, respectively. The aggregate grant date fair value of RSU’s vested during the fiscal years ended January 31, 2025, 2024 and 2023 was $29.72, $31.11 and $30.48, respectively. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2025, was $29,687, which is expected to be recognized over a weighted-average period of 1.9 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

12. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2025	2024
Number of common shares repurchased and subsequently retired	1,200,000	—
Total cost(1)	$52,262	$—
Average cost per share, including commissions	$43.55	$—
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the year ended January 31, 2025, excludes excise tax incurred of $231.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of January 31, 2025, 17,956,390 common shares were remaining under the programs.

In addition to the common shares repurchased under the share repurchase programs, during the fiscal years ended January 31, 2025 and 2024, the Company acquired and subsequently retired 366,136 and 310,137 common shares at a total cost of $15,402 and $8,407, respectively, from employees to meet payroll tax withholding requirements on vested share-based awards.

13. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2025 and 2024, respectively:

	Fiscal Year Ended January 31, 2025
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(38,376)	$(771)	$(39,147)
Other comprehensive income (loss) before reclassifications	(8,098)	697	(7,401)
Amounts reclassified from accumulated other comprehensive loss	—	(92)	(92)
Net current-period total other comprehensive income (loss)	(8,098)	605	(7,493)
Ending Balance	$(46,474)	$(166)	$(46,640)

	Fiscal Year Ended January 31, 2024
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(42,824)	$(5,811)	$(48,635)
Other comprehensive income (loss) before reclassifications	4,448	5,044	$9,492
Amounts reclassified from accumulated other comprehensive loss	—	(4)	(4)
Net current-period total other comprehensive income (loss)	4,448	5,040	9,488
Ending Balance	$(38,376)	$(771)	$(39,147)

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

	Fiscal Year Ended January 31,
	2025	2024	2023
Net income	$402,462	$287,674	$159,699

Basic weighted-average common shares outstanding	92,684,127	92,697,751	93,199,874
Effect of dilutive options, performance stock units and restricted stock units	1,763,919	1,630,034	944,188
Diluted weighted-average shares outstanding	94,448,046	94,327,785	94,144,062

Net income per common share:
Basic	$4.34	$3.10	$1.71
Diluted	$4.26	$3.05	$1.70

For the fiscal years ended January 31, 2025, 2024 and 2023, awards to purchase 30,000 common shares at a price of $46.42, awards to purchase 60,000 common shares ranging in price from $28.47 to $46.42 and awards to purchase 182,500 common shares ranging in price from $23.74 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2025 and 2024, 270,441 and 272,554 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

15. Commitments and Contingencies

Purchase Commitments

As of January 31, 2025, the Company has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are primarily satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $888,264. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2025, the Company had outstanding trade letters of credit of $81,261. As of January 31, 2025, the Company also has commitments related to construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation of $7,458, all of which is due within one year.

Benefit Plans

Full and part-time U.S. based employees who are at least 18 years of age are eligible after three months of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $9,656, $8,688 and $7,890 for fiscal years 2025, 2024 and 2023, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $44, $123 and $92 during fiscal years 2025, 2024 and 2023, respectively. The NQDC obligation was $17,904 and $15,068 as of January 31, 2025, and 2024, respectively. The Company has purchased investments to fund the NQDC obligation.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The investments had an aggregate market value of $17,904 and $15,068 as of January 31, 2025 and 2024, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Related Party Transactions

Harry S. Cherken, Jr., a director of the Company, served as Senior Counsel at the law firm of Faegre Drinker Biddle & Reath LLP until his retirement on December 31, 2022. Faegre Drinker Biddle & Reath LLP provided general legal services to the Company in fiscal 2023. Fees paid to Faegre Drinker Biddle & Reath LLP during fiscal 2023 were $1,127.

Todd R. Morgenfeld, a director of the Company, was Chief Financial Officer and Head of Business Operations of Pinterest, Inc. until July 1, 2023. Pinterest, Inc. provided digital marketing services to the Company in fiscal 2024 and 2023. The amount paid to Pinterest, Inc. for such digital marketing services was financially immaterial to Pinterest, Inc. and was unrelated to Mr. Morgenfeld’s compensation from Pinterest, Inc. Mr. Morgenfeld did not provide and was not involved in the provision of digital marketing services by Pinterest, Inc. to the Company. The Board of Directors considered these matters in determining Mr. Morgenfeld’s independence.

John C. Mulliken, a director of the Company, serves on the board of Bombas, which supplied apparel to the Company in fiscal 2025, 2024 and 2023 and is expected to do so in the future. The amount paid to Bombas was financially immaterial to Bombas and is unrelated to Mr. Mulliken's compensation as director of Bombas. Mr. Mulliken was not involved in the sourcing of Bombas as a supplier to the Company, and he does not intend to be involved in the Company's procurement of its products in the future. The Board of Directors considered these matters in determining Mr. Mulliken's independence.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

17. Segment Reporting

The Company offers lifestyle-oriented general merchandise and products and services through a portfolio of global consumer brands. The Company operates three reportable segments—“Retail,” “Subscription” and “Wholesale.”

The Company’s Retail segment includes Anthropologie (which includes the Anthropologie and Terrain brands), Free People (which includes the Free People and FP Movement brands), Urban Outfitters and Menus & Venues. As of January 31, 2025, there were 255 Urban Outfitters stores, 239 Anthropologie stores, 230 Free People stores (including 63 FP Movement stores), 9 Menus & Venues locations, 7 Urban Outfitters franchisee-owned stores and 2 Anthropologie franchisee-owned stores. Each of Urban Outfitters, Anthropologie and Free People, including their Company-owned and franchisee-owned store and digital channels, and Menus & Venues locations, are considered an operating segment. Net sales from the Retail segment accounted for approximately 88.2%, 90.8% and 92.1% of total consolidated net sales for fiscal 2025, 2024 and 2023, respectively.

The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications, catalogs and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. The Company manages and analyzes its performance based on a single Retail segment omni-channel rather than separate channels and believes that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

The Company's Subscription segment, formerly known as the Nuuly segment, includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Net sales from the Subscription segment accounted for approximately 6.8%, 4.6%, and 2.7% of total consolidated net sales for fiscal 2025, 2024 and 2023, respectively.

The Company's Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and the Company's Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Net sales from the Wholesale segment accounted for approximately 5.0%, 4.6% and 5.2% of total consolidated net sales for fiscal 2025, 2024 and 2023, respectively.

The Company's chief operating decision maker is the chief executive officer. The chief operating decision maker evaluates the performance of each segment based on the regularly reviewed net sales, gross profit and income from operations (excluding intercompany charges) of the segment. The chief operating decision maker uses net sales, gross profit and income from operations when evaluating each segment during the budget and forecasting processes. The chief operating decision maker considers actual-to-budget variances for both profit measures when assessing segment performance and making decisions about the allocation of operating and capital resources to each segment. General corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for the Retail and Wholesale segments are inventory and property and equipment. The principal identifiable assets for the Subscription segment are rental product and property and equipment.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

Fiscal Year Ended January 31, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$4,896,694	$378,394	$275,578	$5,550,666
Cost of sales (excluding store impairment and lease abandonment charges)(2)	3,152,805	280,666	185,924	3,619,395
Store impairment and lease abandonment charges	4,601	—	—	4,601
Segment gross profit	1,739,288	97,728	89,654	1,926,670
Segment selling, general and administrative expenses	1,264,058	84,425	34,705	1,383,188
Segment income from operations	$475,230	$13,303	$54,949	$543,482
Less general corporate expenses(3)				69,718
Income from operations				$473,764
Interest income				37,064
Interest expense				(6,069)
Other expense				(4,587)
Income before income taxes				$500,172

Fiscal Year Ended January 31, 2024:
Net sales(1)	$4,678,698	$235,859	$238,680	$5,153,237
Cost of sales (excluding store impairment and lease abandonment charges)(2)	3,061,487	187,891	176,579	3,425,957
Store impairment and lease abandonment charges	11,875	—	—	11,875
Segment gross profit	1,605,336	47,968	62,101	1,715,405
Segment selling, general and administrative expenses	1,183,324	58,648	30,704	1,272,676
Asset impairment	—	6,404	—	6,404
Segment income (loss) from operations	$422,012	$(17,084)	$31,397	$436,325
Less general corporate expenses(3)				66,530
Income from operations				$369,795
Interest income				23,631
Interest expense				(7,662)
Other expense				(4,157)
Income before income taxes				$381,607

Fiscal Year Ended January 31, 2023:
Net sales(1)	$4,415,358	$129,637	$250,249	$4,795,244
Cost of sales (excluding store impairment)(2)	3,065,053	101,259	195,299	3,361,611
Store impairment	6,417	—	—	6,417
Segment gross profit	1,343,888	28,378	54,950	1,427,216
Segment selling, general and administrative expenses	1,068,519	42,309	27,818	1,138,646
Segment income (loss) from operations	$275,369	$(13,931)	$27,132	$288,570
Less general corporate expenses(3)				61,947
Income from operations				$226,623
Interest income				2,041
Interest expense				(1,315)
Other expense				(6,070)
Income before income taxes				$221,279

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(1)
Eliminated from Wholesale segment net sales were intercompany sales of $11,463, $15,934 and $18,303 for fiscal 2025, 2024 and 2023, respectively.
(2)
Eliminated from Wholesale segment cost of sales were intercompany charges of $11,589, $15,612 and $19,642 for fiscal 2025, 2024 and 2023, respectively.
(3)
General corporate expenses include expenses incurred and directed by the home office that are not allocated to segments.

	Fiscal Year
	2025	2024	2023
Depreciation expense for property and equipment
Retail operations	$110,095	$99,780	$91,879
Subscription operations	12,754	6,716	5,402
Wholesale operations	348	329	546
Total depreciation expense for property and equipment	$123,197	$106,825	$97,827
Inventory
Retail operations	$556,522	$505,271
Wholesale operations	64,624	44,971
Total inventory	$621,146	$550,242
Rental product, net (1)
Subscription operations	$216,126	$163,119
(1)
Rental product, net is included in "Other assets" in the Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,197,157	$1,182,084
Subscription operations	130,715	102,102
Wholesale operations	3,205	2,355
Total property and equipment, net	$1,331,077	$1,286,541
Cash paid for property and equipment
Retail operations	$139,902	$131,254	$176,110
Subscription operations	40,925	66,964	23,327
Wholesale operations	1,754	1,407	76
Total cash paid for property and equipment	$182,581	$199,625	$199,513

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category:

	Fiscal Year
	2025		2024		2023
Net sales
Apparel	$3,239,947	66%	$3,079,496	66%	$2,808,638	63%
Home	762,129	16%	763,713	16%	830,199	19%
Accessories	662,107	13%	603,495	13%	559,524	13%
Other	232,511	5%	231,994	5%	216,997	5%
Retail operations	4,896,694	100%	4,678,698	100%	4,415,358	100%

Subscription operations	378,394		235,859		129,637

Apparel	259,302	94%	219,231	92%	229,282	92%
Accessories	14,727	5%	17,671	7%	20,238	8%
Other	1,549	1%	1,778	1%	729	0%
Wholesale operations	275,578	100%	238,680	100%	250,249	100%
Total net sales	$5,550,666		$5,153,237		$4,795,244

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year
	2025	2024	2023
Net Sales
Domestic operations	$4,866,286	$4,506,805	$4,158,753
Foreign operations	684,380	646,432	636,491
Total net sales	$5,550,666	$5,153,237	$4,795,244
Property and equipment, net
Domestic operations	$1,188,769	$1,130,332
Foreign operations	142,308	156,209
Total property and equipment, net	$1,331,077	$1,286,541