Form 10-Q
period 2025-04-30
URBAN OUTFITTERS INC
filed 2025-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

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

Common shares, $0.0001 par value—89,642,150 shares outstanding on June 3, 2025.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$189,433	$290,481	$173,995
Marketable securities	285,585	319,949	312,558
Accounts receivable, net of allowance for doubtful accounts of $1,964, $1,384 and $933, respectively	93,248	74,014	88,297
Inventory	663,803	621,146	578,990
Prepaid expenses and other current assets	206,990	187,206	219,886
Total current assets	1,439,059	1,492,796	1,373,726
Property and equipment, net	1,346,557	1,331,077	1,304,548
Operating lease right-of-use assets	973,831	942,666	910,965
Marketable securities	365,937	410,208	287,178
Other assets	331,692	342,733	312,285
Total Assets	$4,457,076	$4,519,480	$4,188,702
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302,104	$295,767	$321,443
Current portion of operating lease liabilities	231,361	227,149	224,100
Accrued expenses, accrued compensation and other current liabilities	495,593	552,763	488,681
Total current liabilities	1,029,058	1,075,679	1,034,224
Non-current portion of operating lease liabilities	909,168	871,209	849,917
Other non-current liabilities	87,043	101,088	142,227
Total Liabilities	2,025,269	2,047,976	2,026,368
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 89,614,734, 92,281,748 and 93,379,211 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	—	15,067	31,572
Retained earnings	2,460,876	2,503,068	2,175,500
Accumulated other comprehensive loss	(29,078)	(46,640)	(44,747)
Total Shareholders’ Equity	2,431,807	2,471,504	2,162,334
Total Liabilities and Shareholders’ Equity	$4,457,076	$4,519,480	$4,188,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2025	2024
Net sales	$1,329,501	$1,200,732
Cost of sales (excluding store impairment and lease abandonment charges)	840,437	787,746
Store impairment and lease abandonment charges	—	4,601
Gross profit	489,064	408,385
Selling, general and administrative expenses	360,837	333,761
Income from operations	128,227	74,624
Other income, net	9,646	6,246
Income before income taxes	137,873	80,870
Income tax expense	29,526	19,105
Net income	$108,347	$61,765
Net income per common share:
Basic	$1.18	$0.66
Diluted	$1.16	$0.65
Weighted-average common shares outstanding:
Basic	91,752,408	93,124,568
Diluted	93,475,835	95,000,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2025	2024
Net income	$108,347	$61,765
Other comprehensive income (loss):
Foreign currency translation	16,064	(3,298)
Change in unrealized gains (losses) on marketable securities, net of tax	1,498	(2,302)
Total other comprehensive income (loss)	17,562	(5,600)
Comprehensive income	$125,909	$56,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2025	92,281,748	$9	$15,067	$2,503,068	$(46,640)	$2,471,504
Comprehensive income	—	—	—	108,347	17,562	125,909
Share-based compensation	—	—	7,763	—	—	7,763
Share-based awards	986,529	—	—	—	—	—
Share repurchases, inclusive of excise tax	(3,653,543)	—	(22,830)	(150,539)	—	(173,369)
Balances as of April 30, 2025	89,614,734	$9	$—	$2,460,876	$(29,078)	$2,431,807

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2024	92,787,522	$9	$37,943	$2,113,735	$(39,147)	$2,112,540
Comprehensive income	—	—	—	61,765	(5,600)	56,165
Share-based compensation	—	—	7,599	—	—	7,599
Share-based awards	934,534	—	475	—	—	475
Share repurchases	(342,845)	—	(14,445)	—	—	(14,445)
Balances as of April 30, 2024	93,379,211	$9	$31,572	$2,175,500	$(44,747)	$2,162,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net income	$108,347	$61,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,554	27,761
Non-cash lease expense	52,805	51,470
Provision for deferred income taxes	13,701	12,735
Share-based compensation expense	7,763	7,599
Amortization of tax credit investment	4,293	4,380
Store impairment and lease abandonment charges	—	4,601
Loss on disposition of property and equipment, net	94	135
Changes in assets and liabilities:
Receivables	(15,036)	(21,512)
Inventory	(37,386)	(29,818)
Prepaid expenses and other assets	(17,058)	(37,542)
Payables, accrued expenses and other liabilities	(54,114)	36,663
Operating lease liabilities	(59,931)	(59,686)
Net cash provided by operating activities	33,032	58,551
Cash flows from investing activities:
Cash paid for property and equipment	(46,158)	(41,091)
Cash paid for marketable securities	(117,878)	(95,799)
Sales and maturities of marketable securities	203,416	91,081
Net cash provided by (used in) investing activities	39,380	(45,809)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	475
Share repurchases related to share repurchase program	(151,935)	—
Share repurchases related to taxes for share-based awards	(20,241)	(14,445)
Tax credit investment liability payments	(4,172)	(1,341)
Net cash used in financing activities	(176,348)	(15,311)
Effect of exchange rate changes on cash and cash equivalents	2,888	(1,757)
Decrease in cash and cash equivalents	(101,048)	(4,326)
Cash and cash equivalents at beginning of period	290,481	178,321
Cash and cash equivalents at end of period	$189,433	$173,995
Supplemental cash flow information:
Cash paid during the year for income taxes	$6,596	$2,983
Non-cash investing activities—Accrued capital expenditures	$11,327	$37,391
Right-of-use assets obtained in exchange for operating lease liabilities	$85,109	$60,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the United States Securities and Exchange Commission on April 1, 2025.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2026 will end on January 31, 2026.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the three month period ended April 30, 2025, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $74,014 and $93,248, respectively. For the three month period ended April 30, 2024, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $67,008 and $88,297, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, deferred subscription fee revenue, customer deposits and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2025, the opening and closing balances of contract liabilities were $101,866 and $100,887, respectively. For the three month period ended April 30, 2024, the opening and closing balances of contract liabilities were $91,408 and $89,127, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2025, the Company recognized $39,773 of revenue that was included in the contract liability balance at the beginning of the period. During the three month period ended April 30, 2024, the Company recognized $28,172 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2025, January 31, 2025 and April 30, 2024 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2025
Short-term Investments:
Corporate bonds	$181,973	$102	$(170)	$181,905
US Treasury securities	3,952	—	(3)	3,949
Federal government agencies	38,187	29	(4)	38,212
Municipal and pre-refunded municipal bonds	43,152	36	(10)	43,178
Certificates of deposit	10,499	—	—	10,499
Commercial paper	7,842	—	—	7,842
	285,605	167	(187)	285,585
Long-term Investments:
Corporate bonds	203,858	915	(108)	204,665
US Treasury securities	87,179	989	—	88,168
Federal government agencies	46,308	44	(90)	46,262
Municipal and pre-refunded municipal bonds	6,775	37	(2)	6,810
Mutual funds, held in rabbi trust	19,764	75	(807)	19,032
Certificates of deposit	1,000	—	—	1,000
	364,884	2,060	(1,007)	365,937
	$650,489	$2,227	$(1,194)	$651,522

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of January 31, 2025
Short-term Investments:
Corporate bonds	$186,732	$103	$(114)	$186,721
US Treasury securities	5,415	—	(5)	5,410
Federal government agencies	53,663	55	(7)	53,711
Municipal and pre-refunded municipal bonds	53,772	70	(8)	53,834
Certificates of deposit	10,499	—	—	10,499
Commercial paper	9,774	—	—	9,774
	319,855	228	(134)	319,949
Long-term Investments:
Corporate bonds	233,418	298	(500)	$233,216
US Treasury securities	92,852	226	(90)	92,988
Federal government agencies	50,579	16	(292)	50,303
Municipal and pre-refunded municipal bonds	14,770	35	(8)	14,797
Mutual funds, held in rabbi trust	15,673	2,246	(15)	17,904
Certificates of deposit	1,000	—	—	1,000
	408,292	2,821	(905)	410,208
	$728,147	$3,049	$(1,039)	$730,157

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2024
Short-term Investments:
Corporate bonds	$145,891	$3	$(1,000)	$144,894
US Treasury securities	28,925	—	(127)	28,798
Federal government agencies	76,515	—	(204)	76,311
Municipal and pre-refunded municipal bonds	49,515	4	(204)	49,315
Certificates of deposit	10,249	—	—	10,249
Commercial paper	2,991	—	—	2,991
	314,086	7	(1,535)	312,558
Long-term Investments:
Corporate bonds	119,907	19	(1,116)	118,810
US Treasury securities	49,943	—	(677)	49,266
Federal government agencies	53,486	—	(502)	52,984
Municipal and pre-refunded municipal bonds	38,785	9	(286)	38,508
Mutual funds, held in rabbi trust	15,950	443	(33)	16,360
Certificates of deposit	11,250	—	—	11,250
	289,321	471	(2,614)	287,178
	$603,407	$478	$(4,149)	$599,736

Proceeds from the sales and maturities of available-for-sale securities were $203,416 and $91,081 for the three months ended April 30, 2025, and 2024, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized gain of $266 and a net realized loss of $23 for the three months ended April 30, 2025 and 2024, respectively. Amortization of discounts and premiums, net, included in "Other income, net" in the Condensed Consolidated Statements of Income, resulted in a benefit of $1,543 and $2,155 for the three months ended April 30, 2025 and 2024, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$386,570	$—	$386,570
US Treasury securities	—	92,117	—	92,117
Federal government agencies	—	84,474	—	84,474
Municipal and pre-refunded municipal bonds	—	49,988	—	49,988
Mutual funds, held in rabbi trust	19,032	—	—	19,032
Certificates of deposit	—	11,499	—	11,499
Commercial paper	—	7,842	—	7,842
	$19,032	$632,490	$—	$651,522

	Marketable Securities Fair Value as of
	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$419,937	$—	$419,937
US Treasury securities	—	98,398	—	98,398
Federal government agencies	—	104,014	—	104,014
Municipal and pre-refunded municipal bonds	—	68,631	—	68,631
Mutual funds, held in rabbi trust	17,904	—	—	17,904
Certificates of deposit	—	11,499	—	11,499
Commercial paper	—	9,774	—	9,774
	$17,904	$712,253	$—	$730,157

	Marketable Securities Fair Value as of
	April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$263,704	$—	$263,704
US Treasury securities	—	78,064	—	78,064
Federal government agencies	—	129,295	—	129,295
Municipal and pre-refunded municipal bonds	—	87,823	—	87,823
Mutual funds, held in rabbi trust	16,360	—	—	16,360
Certificates of deposit	—	21,499	—	21,499
Commercial paper	—	2,991	—	2,991
	$16,360	$583,376	$—	$599,736

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2025, January 31, 2025 and April 30, 2024.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2025, January 31, 2025 and April 30, 2024, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three months ended April 30, 2025, impairment charges were zero. During the three months ended April 30, 2024, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying values and were written down to their fair values. During the three months ended April 30, 2024, the Company recorded impairment charges of $815 for one retail location, with a carrying value after impairment of $1,500 related to the right-of-use asset. Additionally, during the fourth quarter of fiscal 2024, the Company committed to a cease-use date of February 29, 2024 at one retail location for which the lease was not terminated, resulting in lease abandonment charges of $3,786 during the three months ended April 30, 2024.

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

As of April 30, 2025, the Company had $0 in borrowings under the Amended Credit Facility. As of April 30, 2025, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $8,891. Interest expense for the Amended Credit Facility was $241 and $240 for the three months ended April 30, 2025 and 2024, respectively, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

The Company holds an equity membership interest in a federal low-income housing tax credit entity. Refer to Note 10, "Income Taxes," in the Notes to the Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2025, for additional information on the tax credit investment.

The Company included in "Other income, net" in the Condensed Consolidated Statements of Income, interest expense related to the accretion of the liability of $1,052 and $1,286 for the three months ended April 30, 2025 and 2024, respectively. Included in "Income tax expense" in the Condensed Consolidated Statements of Income was amortization of the investment of $4,293 and $4,380 for the three months ended April 30, 2025 and 2024, respectively. Also included in "Income tax expense" in the Condensed Consolidated Statements of Income were income tax credits and other income tax benefits of $5,967 and $6,128 for the three months ended April 30, 2025 and 2024, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at April 30, 2025, January 31, 2025 and April 30, 2024:

	April 30,	January 31,	April 30,
	2025	2025	2024
Other assets	$44,491	$48,784	$61,834
Accrued expenses, accrued compensation and other current liabilities	16,258	16,571	13,337
Other non-current liabilities	26,863	30,722	43,122

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2025 and 2024, was as follows:

	Three Months Ended
	April 30,
	2025	2024
Performance Stock Units	$1,205	$1,237
Restricted Stock Units	6,558	6,362
Total	$7,763	$7,599

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2025 was as follows:

	April 30, 2025
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	84,051	$56.77
Restricted Stock Units	498,046	$56.77
Total	582,097

During the three months ended April 30, 2025, 180,713 PSUs vested and 805,816 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2025 was as follows:

	April 30, 2025
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$8,539	2.3
Restricted Stock Units	50,634	2.4
Total	$59,173

8. Shareholders’ Equity

Share repurchase activity under the Company's share repurchase program was as follows:

	Three Months Ended
	April 30,
	2025	2024
Number of common shares repurchased and subsequently retired	3,274,260	—
Total cost(1)	$151,935	$—
Average cost per share, including commissions	$46.40	$—
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the three months ended April 30, 2025, excludes excise tax incurred of $1,193.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of April 30, 2025, 14,682,130 common shares were remaining under the program.

During the three months ended April 30, 2025, the Company acquired and subsequently retired 379,283 common shares at a total cost of $20,241 from employees to meet payroll tax withholding requirements on vested share-based awards. During the three months ended April 30, 2024, the Company acquired and subsequently retired 342,845 common shares at a total cost of $14,445 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30, 2025
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(46,474)	$(166)	$(46,640)
Other comprehensive income before reclassifications	16,064	1,232	17,296
Amounts reclassified from accumulated other comprehensive loss	—	266	266
Net current-period other comprehensive income	16,064	1,498	17,562
Balance at end of period	$(30,410)	$1,332	$(29,078)

	Three Months Ended April 30, 2024
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(38,376)	$(771)	$(39,147)
Other comprehensive loss before reclassifications	(3,298)	(2,279)	(5,577)
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net current-period other comprehensive loss	(3,298)	(2,302)	(5,600)
Balance at end of period	$(41,674)	$(3,073)	$(44,747)

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

	Three Months Ended
	April 30,
	2025	2024
Net income	$108,347	$61,765

Basic weighted-average common shares outstanding	91,752,408	93,124,568
Effect of dilutive options, performance stock units and restricted stock units	1,723,427	1,876,138
Diluted weighted-average shares outstanding	93,475,835	95,000,706

Net income per common share:
Basic	$1.18	$0.66
Diluted	$1.16	$0.65

For the three months ended April 30, 2025, there were no awards to purchase common shares that were excluded from the calculation of diluted net income per common share for which the impact would be anti-dilutive. For the three months ended April 30, 2024, awards to purchase 40,000 common shares at a price of $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2025 and April 30, 2024, were 209,248 and 270,441 performance-based equity awards, respectively, because they did not meet the required performance criteria.

11. Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Segment Reporting

The Company offers lifestyle-oriented general merchandise and products and services through a portfolio of global consumer brands. The Company operates three reportable segments – “Retail,” “Subscription” and “Wholesale.”

The Company’s Retail segment includes Anthropologie (which includes the Anthropologie and Terrain brands), Free People (which includes the Free People and FP Movement brands), Urban Outfitters and Menus & Venues. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications, social media and third-party platforms, catalogs and customer contact centers.

The Company's Subscription segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service.

The Company’s Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, third-party digital businesses and the Company's Retail segment.

The Company's chief operating decision maker is the chief executive officer ("CEO"). The CEO regularly reviews net sales, gross profit and income from operations (excluding intercompany charges) when evaluating the performance of each segment and considers actual-to-budget variances for both profit measures when assessing segment performance and making decisions about the allocation of operating and capital resources to each segment. The CEO uses net sales, gross profit and income from operations when evaluating each segment during the budget and forecasting processes. The Company accounts for intersegment sales and transfers as if the sales and transfers were made to third parties making similar volume purchases. General corporate expenses include expenses incurred and directed by the corporate office that are not allocated to segments. The principal identifiable assets for the Retail and Wholesale segments are inventory and property and equipment. The principal identifiable assets for the Subscription segment are rental product and property and equipment.

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

Three Months Ended April 30, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,130,510	$124,354	$74,637	$1,329,501
Cost of sales(2)	701,759	89,786	48,892	840,437
Segment gross profit	428,751	34,568	25,745	489,064
Segment selling, general and administrative expenses	306,121	27,552	8,712	342,385
Segment income from operations	$122,630	$7,016	$17,033	$146,679
Less general corporate expenses				18,452
Income from operations				$128,227
Other income, net				9,646
Income before income taxes				$137,873

Three Months Ended April 30, 2024:
Net sales(1)	$1,062,685	$77,942	$60,105	$1,200,732
Cost of sales (excluding store impairment and lease abandonment charges)(2)	686,340	60,023	41,383	787,746
Store impairment and lease abandonment charges	4,601	—	—	4,601
Segment gross profit	371,744	17,919	18,722	408,385
Segment selling, general and administrative expenses	283,857	19,145	7,466	310,468
Segment income (loss) from operations	$87,887	$(1,226)	$11,256	$97,917
Less general corporate expenses				23,293
Income from operations				$74,624
Other income, net				6,246
Income before income taxes				$80,870
(1)
Eliminated from Wholesale segment net sales were intercompany sales of $2,792 and $3,147 for the three months ended April 30, 2025, and 2024, respectively.
(2)
Eliminated from Wholesale segment cost of sales were intercompany charges of $2,818 and $3,095 for the three months ended April 30, 2025, and 2024, respectively.

	April 30,	January 31,	April 30,
	2025	2025	2024
Inventory
Retail operations	$601,983	$556,522	$531,653
Wholesale operations	61,820	64,624	47,337
Total inventory	$663,803	$621,146	$578,990
Rental product, net (1)
Subscription operations	$222,448	$216,126	$184,311

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,213,621	$1,197,157	$1,179,050
Subscription operations	129,805	130,715	123,085
Wholesale operations	3,131	3,205	2,413
Total property and equipment, net	$1,346,557	$1,331,077	$1,304,548

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	April 30,
	2025		2024
Net sales
Apparel	$783,005	69%	$742,955	70%
Home	147,687	13%	142,099	13%
Accessories	146,689	13%	129,264	12%
Other	53,129	5%	48,367	5%
Retail operations	1,130,510	100%	1,062,685	100%

Subscription operations	124,354		77,942

Apparel	67,615	91%	56,541	94%
Accessories	6,772	9%	3,348	6%
Other	250	0%	216	0%
Wholesale operations (1)	74,637	100%	60,105	100%
Total net sales	$1,329,501		$1,200,732

(1)
Net of intersegment elimination.

The Apparel category includes intimates and activewear. The Home category includes home furnishings, electronics, gifts and decorative items. The Accessories category includes footwear, jewelry and handbags. The Other category includes beauty and shipping and handling revenue.

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2025	2025	2024
Property and equipment, net
Domestic operations	$1,193,445	$1,188,769	$1,153,245
Foreign operations	153,112	142,308	151,303
Total property and equipment, net	$1,346,557	$1,331,077	$1,304,548

	Three Months Ended
	April 30,
	2025	2024
Net Sales
Domestic operations	$1,172,150	$1,058,923
Foreign operations	157,351	141,809
Total net sales	$1,329,501	$1,200,732

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, the effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (commonly referred to as “Brexit”), including currency fluctuations, economic conditions and legal or regulatory changes, any effects of war, including geopolitical instability, impacts of the conflict in the Middle East and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises (such as the coronavirus (COVID-19)), labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, our effective utilization of technological advancements, including in artificial intelligence, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs such as retaliatory tariffs), border adjustment taxes or increases in duties or quotas, the unexpected closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on April 1, 2025. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

Overview

We operate under three reportable segments – Retail, Subscription and Wholesale. Our Retail segment primarily includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Our Retail segment products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, catalogs and customer contact centers and franchisee-owned stores. Our Subscription segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service. Our Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, digital businesses and our Retail segment. Our Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2026 will end on January 31, 2026, and our fiscal year 2025 ended on January 31, 2025.

As used in this document, unless otherwise defined, "Anthropologie" refers to our Anthropologie and Terrain brands and "Free People" refers to our Free People and FP Movement brands.

Macroeconomic Environment and Other Recent Developments

During 2025, the U.S. government enacted significant changes to its tariff regime that increased rates on virtually all imports. Certain foreign jurisdictions have responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. Certain of these tariffs have been paused or modified from time to time and the uncertainty of tariff rates among multiple jurisdictions is contributing to overall macroeconomic volatility and increasing recessionary concerns. The potential for additional tariff increases may continue to result in increased reciprocal tariffs or other restrictive trade measures by the U.S. or foreign jurisdictions. These factors may continue to contribute to uncertain global economic conditions (including inflationary costs, consumer spending patterns and volatility in foreign currencies), which may impact our operations.

We have been and continue to regularly evaluate global trade policies and take appropriate actions when necessary to mitigate the risks associated with tariffs. These actions include:

•
Negotiating better terms with our vendors;
•
Shifting our countries of origin where enabled by dual sourcing most of our own branded products (we currently have no single country that represents the majority of our production);
•
Shifting our mode of transportation from air to ocean; and
•
Gently raising prices in a strategic fashion where we believe we could without affecting the overall customer experience.

Based on these actions, we currently believe that tariffs could have a minimal negative impact on our financial results.

Retail Segment

Our Retail segment omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications, social media and third-party platforms, catalogs and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. We manage and analyze our performance based on a single Retail segment omni-channel rather than separate channels and believe that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

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

Net sales from the Retail segment accounted for approximately 85.0% of consolidated net sales for the three months ended April 30, 2025, compared to 88.5% for the comparable period in fiscal 2025.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 48.6% of total Retail segment net sales for the three months ended April 30, 2025, compared to approximately 47.8% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 1.8% of total Retail segment net sales for both the three months ended April 30, 2025, and the comparable period in fiscal 2025.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands’ wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 23.8% of total Retail segment net sales for the three months ended April 30, 2025, compared to approximately 23.6% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 1.3% of total Retail segment net sales for the three months ended April 30, 2025, compared to approximately 1.2% for the comparable period in fiscal 2025.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.8% of total Retail segment net sales for the three months ended April 30, 2025, compared to approximately 16.8% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 8.9% of total Retail segment net sales for the three months ended April 30, 2025, compared to approximately 8.2% for the comparable period in fiscal 2025.

Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. Menus & Venues net sales accounted for less than 1.0% of total Retail segment net sales for both the three months ended April 30, 2025, and the comparable period in fiscal 2025.

Store data for the three months ended April 30, 2025 was as follows:

	January 31,	Stores	Stores	April 30,
	2025	Opened	Closed	2025
Urban Outfitters
North America	187	—	—	187
Europe	68	2	—	70
Urban Outfitters Global Total	255	2	—	257

Anthropologie
North America	222	2	—	224
Europe	17	—	—	17
Anthropologie Global Total	239	2	—	241

Free People
Free People Brand
North America	156	3	(2)	157
Europe	11	1	—	12
Free People Brand Global Total	167	4	(2)	169
FP Movement Brand(1)	63	5	—	68
Free People Global Total	230	9	(2)	237

Menus & Venues(2)	9	—	—	9

Total Company-Owned Stores	733	13	(2)	744
Franchisee-Owned Stores(3)	9	—	—	9
Total URBN	742	13	(2)	753

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of April 30, 2025 and 2024 was as follows:

	April 30,	April 30,
	2025	2024	Change
Selling square footage (in thousands):
Urban Outfitters	2,172	2,260	-3.9%
Anthropologie	1,802	1,808	-0.3%
Free People Brand	380	363	4.7%
FP Movement Brand	100	50	100.0%
Total URBN (1)	4,454	4,481	-0.6%

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

Projected store openings and closings for fiscal 2026 are as follows:

	January 31,	Projected	Projected	January 31,
	2025	Openings	Closings	2026
Urban Outfitters	255	8	(10)	253
Anthropologie	239	16	(3)	252
Free People Brand	167	15	(4)	178
FP Movement Brand	63	25	—	88
Menus & Venues	9	—	—	9
Total Company-Owned Stores	733	64	(17)	780
Franchisee-Owned Stores	9	—	—	9
Total URBN	742	64	(17)	789

Subscription Segment

Our Subscription segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Our Subscription segment net sales accounted for approximately 9.4% of consolidated net sales for the three months ended April 30, 2025, compared to approximately 6.5% for the comparable period in fiscal 2025.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.6% of consolidated net sales for the three months ended April 30, 2025, compared to 5.0% for the comparable period in fiscal 2025.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2025, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2025.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The tables should be read in conjunction with the discussion that follows.

Three Months Ended April 30, 2025 (Fiscal 2026) Compared To

Three Months Ended April 30, 2024 (Fiscal 2025)

(amounts in millions)	Three Months Ended
	April 30,
	2025		2024
Net sales	$1,329.5	100.0%	$1,200.7	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	840.4	63.2	787.7	65.6
Store impairment and lease abandonment charges	—	—	4.6	0.4
Gross profit	489.1	36.8	408.4	34.0
Selling, general and administrative expenses	360.9	27.2	333.8	27.8
Income from operations	128.2	9.6	74.6	6.2
Other income, net	9.7	0.8	6.3	0.5
Income before income taxes	137.9	10.4	80.9	6.7
Income tax expense	29.6	2.3	19.1	1.6
Net income	$108.3	8.1%	$61.8	5.1%

Net sales for the first quarter of fiscal 2026 were $1.33 billion, compared to $1.20 billion in the first quarter of fiscal 2025. The $128.8 million increase was attributable to a $67.8 million, or 6.4%, increase in Retail segment net sales, a $46.4 million, or 59.5%, increase in Subscription segment net sales and a $14.5 million, or 24.2%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first quarter of fiscal 2026 was due to an increase of $49.5 million, or 4.8%, in Retail segment comparable net sales and an increase of $18.3 million in non-comparable net sales. Retail segment comparable net sales increased 6.9% at Anthropologie, 3.1% at Free People and 2.1% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in both retail store net sales and digital channel net sales. Comparable store net sales increased as a result of higher store traffic, transactions and conversion rate, while average unit retail decreased. The digital channel comparable net sales increase was driven by increases in sessions, conversion rate and units per transaction, while average order value decreased. The increase in non-comparable net sales during the first quarter of fiscal 2026 was primarily due to the impact of the 38 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 52.9% increase in the average number of active subscribers in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. The increase in Wholesale segment net sales in the first quarter of fiscal 2026 was driven by a $14.3 million, or 25.6%, increase in Free People wholesale net sales due to an increase in net sales to specialty customers and department stores.

Gross profit percentage for the first quarter of fiscal 2026 increased by 278 basis points to 36.8% of net sales compared to 34.0% of net sales in the first quarter of fiscal 2025. Gross profit increased to $489.1 million in the first quarter of fiscal 2026 from $408.4 million in the first quarter of fiscal 2025. The gross profit rate in the first quarter of fiscal 2026 benefited from a non-recurring gain of $4.8 million, or 36 basis points, recorded in the current year quarter and store impairment and lease abandonment charges of $4.6 million, or 38 basis points, recorded in the prior year quarter not repeated in the current year quarter. The remaining 204 basis point increase in gross profit rate was primarily due to improved Retail segment markdowns driven by lower markdowns at Urban Outfitters, leverage in delivery expense due to lower carrier costs and a reduction in average packages per order, and leverage in store occupancy costs due to the increase in Retail segment comparable net sales. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Total inventory at April 30, 2025, as compared to April 30, 2024, increased by $84.8 million, or 14.6%, to $663.8 million. Total Retail segment inventory increased 13.2% and Retail segment comparable inventory increased 12.6%. Wholesale segment inventory increased 30.6%. The increase in inventory for both segments was due to increased net sales and early receipts of merchandise.

Selling, general and administrative expenses increased by $27.1 million, or 8.1%, in the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025. Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 2026 to 27.2% of net sales, compared to 27.8% of net sales in the first quarter of fiscal 2025. The leverage in selling, general and administrative expenses as a percentage of net sales was primarily related to lower litigation expenses in the current year quarter as compared to the prior year quarter. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the Retail segment stores net sales growth.

Income from operations was 9.6% of net sales, or $128.2 million, for the first quarter of fiscal 2026 compared to 6.2% of net sales, or $74.6 million, for the first quarter of fiscal 2025. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily driven by the improved gross profit rate.

Our effective tax rate for the first quarter of fiscal 2026 was 21.4%, compared to 23.6% in the first quarter of fiscal 2025. The decrease in the effective tax rate for the three months ended April 30, 2025, was primarily attributable to the ratio of foreign taxable earnings to global taxable earnings.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	April 30,	January 31,	April 30,
	2025	2025	2024
Cash, cash equivalents and marketable securities	$841.0	$1,020.6	$773.7
Working capital	410.0	417.1	339.5

	April 30,
	2025	2024
Net cash provided by operating activities	$33.0	$58.6
Net cash provided by (used in) investing activities	39.4	(45.8)
Net cash used in financing activities	(176.3)	(15.3)

The decrease in working capital as of April 30, 2025, as compared to January 31, 2025, was primarily due to a decrease in cash, cash equivalents and current marketable securities due in large part to the repurchases of our common shares under our share repurchase program, partially offset by the timing of disbursements and an increase in inventory. The increase in working capital as of April 30, 2025, as compared to April 30, 2024, was primarily due to an increase in inventory.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, repurchase our common shares, open new stores and expand and improve our distribution network.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The decrease in cash provided by operating activities in the first three months of fiscal 2026 compared to the first three months of fiscal 2025 was primarily due to the timing of disbursements, partially offset by higher net income in the first three months of fiscal 2026 compared to the first three months of fiscal 2025.

Cash Flows from Investing Activities

Cash provided by investing activities in the first three months of fiscal 2026 primarily related to the sales and maturities of marketable securities, partially offset by the purchases of marketable securities and property and equipment. Cash used in investing activities in the first three months of fiscal 2025 primarily related to purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first three months of fiscal 2026 and 2025 was $46.2 million and $41.1 million, respectively, which was primarily used to expand our store base in the first three months of fiscal 2026 and to expand our distribution network and store base in the first three months of fiscal 2025.

Cash Flows from Financing Activities

Cash used in financing activities in the first three months of fiscal 2026 primarily related to repurchases of our common shares under our share repurchase program and from employees to meet payroll tax withholding requirements on vested share-based awards. Cash used in financing activities in the first three months of fiscal 2025 primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2026, we plan to open approximately 64 new Company-owned retail locations, expand or relocate certain existing retail locations, expand our home office to support our growing business, invest in our distribution network, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2026 will be approximately $240 million primarily related to retail store expansion and support, technology and distribution network investments and home office expansion to support our growing business. All fiscal 2026 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents.

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

There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors since January 31, 2025. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 1, 2025, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the Company's share repurchase program, excluding excise tax, for the quarter ended April 30, 2025, is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2025 through February 28, 2025	—	$—	—	17,956,390
March 1, 2025 through March 31, 2025	148,865	$49.22	148,865	17,807,525
April 1, 2025 through April 30, 2025	3,125,395	$46.27	3,125,395	14,682,130
Total Fiscal 2026 First Quarter	3,274,260		3,274,260	14,682,130
(1)
In addition to the shares repurchased under the share repurchase program, for the quarter ended April 30, 2025, the Company acquired and subsequently retired 379,283 common shares from employees to meet payroll tax withholding requirements on vested share-based awards. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase program.
(2)
On June 4, 2019, the Company's Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program. See Note 8, "Shareholders' Equity," of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's share repurchases.

Item 5. Other Information

During the fiscal quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2025, filed with the Securities and Exchange Commission on June 9, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2025	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 9, 2025	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer