Form 10-Q
period 2025-07-31
URBAN OUTFITTERS INC
filed 2025-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2025

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

Common shares, $0.0001 par value—89,697,915 shares outstanding on September 3, 2025.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$332,171	$290,481	$209,129
Marketable securities	290,664	319,949	352,360
Accounts receivable, net of allowance for doubtful accounts of $2,388, $1,384 and $1,429, respectively	86,922	74,014	78,749
Inventory	696,199	621,146	604,667
Prepaid expenses and other current assets	213,356	187,206	228,966
Total current assets	1,619,312	1,492,796	1,473,871
Property and equipment, net	1,376,811	1,331,077	1,314,923
Operating lease right-of-use assets	1,011,840	942,666	941,404
Marketable securities	366,336	410,208	209,469
Other assets	336,494	342,733	319,156
Total Assets	$4,710,793	$4,519,480	$4,258,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335,985	$295,767	$299,351
Current portion of operating lease liabilities	227,105	227,149	227,987
Accrued expenses, accrued compensation and other current liabilities	533,058	552,763	483,080
Total current liabilities	1,096,148	1,075,679	1,010,418
Non-current portion of operating lease liabilities	953,025	871,209	875,174
Other non-current liabilities	81,228	101,088	131,798
Total Liabilities	2,130,401	2,047,976	2,017,390
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 89,696,293, 92,281,748 and 92,260,283 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	7,277	15,067	—
Retained earnings	2,604,741	2,503,068	2,279,856
Accumulated other comprehensive loss	(31,635)	(46,640)	(38,432)
Total Shareholders’ Equity	2,580,392	2,471,504	2,241,433
Total Liabilities and Shareholders’ Equity	$4,710,793	$4,519,480	$4,258,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net sales	$1,504,755	$1,351,959	$2,834,256	$2,552,691
Cost of sales (excluding store impairment and lease abandonment charges)	938,594	858,674	1,779,031	1,646,420
Store impairment and lease abandonment charges	—	—	—	4,601
Gross profit	566,161	493,285	1,055,225	901,670
Selling, general and administrative expenses	391,774	348,150	752,611	681,911
Income from operations	174,387	145,135	302,614	219,759
Other income, net	8,886	7,429	18,532	13,675
Income before income taxes	183,273	152,564	321,146	233,434
Income tax expense	39,408	35,079	68,934	54,184
Net income	$143,865	$117,485	$252,212	$179,250
Net income per common share:
Basic	$1.60	$1.26	$2.78	$1.93
Diluted	$1.58	$1.24	$2.73	$1.89
Weighted-average common shares outstanding:
Basic	89,667,451	93,071,401	90,692,646	93,097,694
Diluted	91,167,981	94,684,003	92,304,624	94,842,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net income	$143,865	$117,485	$252,212	$179,250
Other comprehensive (loss) income:
Foreign currency translation	(1,310)	3,760	14,754	462
Change in unrealized (losses) gains on marketable securities, net of tax	(1,247)	2,555	251	253
Total other comprehensive (loss) income	(2,557)	6,315	15,005	715
Comprehensive income	$141,308	$123,800	$267,217	$179,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2025	89,614,734	$9	$—	$2,460,876	$(29,078)	$2,431,807
Comprehensive income	—	—	—	143,865	(2,557)	141,308
Share-based compensation	—	—	7,193	—	—	7,193
Share-based awards	94,439	—	928	—	—	928
Share repurchases, inclusive of excise tax	(12,880)	—	(844)	—	—	(844)
Balances as of July 31, 2025	89,696,293	$9	$7,277	$2,604,741	$(31,635)	$2,580,392

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2024	93,379,211	$9	$31,572	$2,175,500	$(44,747)	$2,162,334
Comprehensive income	—	—	—	117,485	6,315	123,800
Share-based compensation	—	—	7,957	—	—	7,957
Share-based awards	93,666	—	376	—	—	376
Share repurchases, inclusive of excise tax	(1,212,594)	—	(39,905)	(13,129)	—	(53,034)
Balances as of July 31, 2024	92,260,283	$9	$—	$2,279,856	$(38,432)	$2,241,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2025	92,281,748	$9	$15,067	$2,503,068	$(46,640)	$2,471,504
Comprehensive income	—	—	—	252,212	15,005	267,217
Share-based compensation	—	—	14,956	—	—	14,956
Share-based awards	1,080,968	—	928	—	—	928
Share repurchases, inclusive of excise tax	(3,666,423)	—	(23,674)	(150,539)	—	(174,213)
Balances as of July 31, 2025	89,696,293	$9	$7,277	$2,604,741	$(31,635)	$2,580,392

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2024	92,787,522	$9	$37,943	$2,113,735	$(39,147)	$2,112,540
Comprehensive income	—	—	—	179,250	715	179,965
Share-based compensation	—	—	15,556	—	—	15,556
Share-based awards	1,028,200	—	851	—	—	851
Share repurchases, inclusive of excise tax	(1,555,439)	—	(54,350)	(13,129)	—	(67,479)
Balances as of July 31, 2024	92,260,283	$9	$—	$2,279,856	$(38,432)	$2,241,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2025	2024
Cash flows from operating activities:
Net income	$252,212	$179,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,400	56,552
Non-cash lease expense	106,546	103,146
Provision for deferred income taxes	11,608	9,208
Share-based compensation expense	14,956	15,556
Amortization of tax credit investment	8,587	8,760
Store impairment and lease abandonment charges	—	4,601
Loss on disposition of property and equipment, net	262	420
Changes in assets and liabilities:
Receivables	(12,025)	(11,606)
Inventory	(70,611)	(54,050)
Prepaid expenses and other assets	(25,095)	(48,318)
Payables, accrued expenses and other liabilities	23,336	16,858
Operating lease liabilities	(120,130)	(116,563)
Net cash provided by operating activities	251,046	163,814
Cash flows from investing activities:
Cash paid for property and equipment	(107,549)	(98,854)
Cash paid for marketable securities	(220,293)	(166,428)
Sales and maturities of marketable securities	295,861	204,145
Net cash used in investing activities	(31,981)	(61,137)
Cash flows from financing activities:
Proceeds from the exercise of stock options	928	851
Share repurchases related to share repurchase program	(151,935)	(52,262)
Share repurchases related to taxes for share-based awards	(21,144)	(14,977)
Tax credit investment liability payments	(8,437)	(2,713)
Net cash used in financing activities	(180,588)	(69,101)
Effect of exchange rate changes on cash and cash equivalents	3,213	(2,768)
Increase in cash and cash equivalents	41,690	30,808
Cash and cash equivalents at beginning of period	290,481	178,321
Cash and cash equivalents at end of period	$332,171	$209,129
Supplemental cash flow information:
Cash paid during the year for income taxes	$71,789	$39,763
Non-cash investing activities—Accrued capital expenditures	$11,340	$17,641
Right-of-use assets obtained in exchange for operating lease liabilities	$185,592	$148,099

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the six month period ended July 31, 2025, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $74,014 and $86,922, respectively. For the six month period ended July 31, 2024, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $67,008 and $78,749, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, deferred subscription fee revenue, customer deposits and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2025, the opening and closing balances of contract liabilities were $101,866 and $98,714, respectively. For the six month period ended July 31, 2024, the opening and closing balances of contract liabilities were $91,408 and $86,160, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2025, the Company recognized $50,047 of revenue that was included in the contract liability balance at the beginning of the period. During the six month period ended July 31, 2024, the Company recognized $37,981 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2025, January 31, 2025 and July 31, 2024 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2025
Short-term Investments:
Corporate bonds	$190,228	$59	$(244)	$190,043
US Treasury securities	12,724	19	(2)	12,741
Federal government agencies	30,609	11	(7)	30,613
Municipal and pre-refunded municipal bonds	48,111	12	(33)	48,090
Commercial paper	7,928	—	—	7,928
Certificates of deposit	1,249	—	—	1,249
	290,849	101	(286)	290,664
Long-term Investments:
Corporate bonds	216,635	469	(336)	216,768
US Treasury securities	84,454	351	(26)	84,779
Federal government agencies	39,635	3	(172)	39,466
Municipal and pre-refunded municipal bonds	4,940	10	(3)	4,947
Mutual funds, held in rabbi trust	20,115	297	(36)	20,376
	365,779	1,130	(573)	366,336
	$656,628	$1,231	$(859)	$657,000

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of January 31, 2025
Short-term Investments:
Corporate bonds	$186,732	$103	$(114)	$186,721
US Treasury securities	5,415	—	(5)	5,410
Federal government agencies	53,663	55	(7)	53,711
Municipal and pre-refunded municipal bonds	53,772	70	(8)	53,834
Commercial paper	9,774	—	—	9,774
Certificates of deposit	10,499	—	—	10,499
	319,855	228	(134)	319,949
Long-term Investments:
Corporate bonds	233,418	298	(500)	233,216
US Treasury securities	92,852	226	(90)	92,988
Federal government agencies	50,579	16	(292)	50,303
Municipal and pre-refunded municipal bonds	14,770	35	(8)	14,797
Mutual funds, held in rabbi trust	15,673	2,246	(15)	17,904
Certificates of deposit	1,000	—	—	1,000
	408,292	2,821	(905)	410,208
	$728,147	$3,049	$(1,039)	$730,157

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2024
Short-term Investments:
Corporate bonds	$179,538	$26	$(567)	$178,997
US Treasury securities	29,150	—	(59)	29,091
Federal government agencies	73,850	7	(115)	73,742
Municipal and pre-refunded municipal bonds	47,174	17	(65)	47,126
Commercial paper	2,905	—	—	2,905
Certificates of deposit	20,499	—	—	20,499
	353,116	50	(806)	352,360
Long-term Investments:
Corporate bonds	79,873	147	(87)	79,933
US Treasury securities	49,951	200	(45)	50,106
Federal government agencies	35,635	7	(105)	35,537
Municipal and pre-refunded municipal bonds	25,250	19	(69)	25,200
Mutual funds, held in rabbi trust	16,011	1,682	—	17,693
Certificates of deposit	1,000	—	—	1,000
	207,720	2,055	(306)	209,469
	$560,836	$2,105	$(1,112)	$561,829

Proceeds from the sales and maturities of available-for-sale securities were $295,861 and $204,145 for the six months ended July 31, 2025, and 2024, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized gain of $7 and $273 for the three and six months ended July 31, 2025, respectively, and a net realized loss of $56 and $79 for the three and six months ended July 31, 2024, respectively. Amortization of discounts and premiums, net, included in "Other income, net" in the Condensed Consolidated Statements of Income, resulted in a benefit of $1,163 and $2,706 for the three and six months ended July 31, 2025, respectively, and a benefit of $2,066 and $4,221 for the three and six months ended July 31, 2024, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$406,811	$—	$406,811
US Treasury securities	—	97,520	—	97,520
Federal government agencies	—	70,079	—	70,079
Municipal and pre-refunded municipal bonds	—	53,037	—	53,037
Mutual funds, held in rabbi trust	20,376	—	—	20,376
Commercial paper	—	7,928	—	7,928
Certificates of deposit	—	1,249	—	1,249
	$20,376	$636,624	$—	$657,000

	Marketable Securities Fair Value as of
	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$419,937	$—	$419,937
US Treasury securities	—	98,398	—	98,398
Federal government agencies	—	104,014	—	104,014
Municipal and pre-refunded municipal bonds	—	68,631	—	68,631
Mutual funds, held in rabbi trust	17,904	—	—	17,904
Commercial paper	—	9,774	—	9,774
Certificates of deposit	—	11,499	—	11,499
	$17,904	$712,253	$—	$730,157

	Marketable Securities Fair Value as of
	July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$258,930	$—	$258,930
US Treasury securities	—	79,197	—	79,197
Federal government agencies	—	109,279	—	109,279
Municipal and pre-refunded municipal bonds	—	72,326	—	72,326
Mutual funds, held in rabbi trust	17,693	—	—	17,693
Commercial paper	—	2,905	—	2,905
Certificates of deposit	—	21,499	—	21,499
	$17,693	$544,136	$—	$561,829

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2025, January 31, 2025 and July 31, 2024.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2025, January 31, 2025 and July 31, 2024, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three and six months ended July 31, 2025, impairment charges were zero. During the three months ended July 31, 2024, impairment charges were zero. During the six months ended July 31, 2024, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying values and were written down to their fair values resulting in impairment charges of $815 for one retail location, with a carrying value after impairment of $1,500 related to the right-of-use asset. Additionally, during the fourth quarter of fiscal 2024, the Company committed to a cease-use date of February 29, 2024 at one retail location for which the lease was not terminated, resulting in lease abandonment charges of $3,786 during the six months ended July 31, 2024.

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

As of July 31, 2025, the Company had $0 in borrowings under the Amended Credit Facility. As of July 31, 2025, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $8,904. Interest expense for the Amended Credit Facility was $487 and $485 for the six months ended July 31, 2025 and 2024, respectively, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

The Company holds an equity membership interest in a federal low-income housing tax credit entity. Refer to Note 10, "Income Taxes," in the Notes to the Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2025, for additional information on the tax credit investment.

The Company included in "Other income, net" in the Condensed Consolidated Statements of Income, interest expense related to the accretion of the liability of $960 and $2,012 for the three and six months ended July 31, 2025, respectively, and $1,256 and $2,542 for the three and six months ended July 31, 2024, respectively. Included in "Income tax expense" in the Condensed Consolidated Statements of Income was amortization of the investment of $4,294 and $8,587 for the three and six months ended July 31, 2025, respectively, and $4,380 and $8,760 for the three and six months ended July 31, 2024, respectively. Also included in "Income tax expense" in the Condensed Consolidated Statements of Income were income tax credits and other income tax benefits of $5,947 and $11,914 for the three and six months ended July 31, 2025, respectively, and $6,122 and $12,250 for the three and six months ended July 31, 2024, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at July 31, 2025, January 31, 2025 and July 31, 2024:

	July 31,	January 31,	July 31,
	2025	2025	2024
Other assets	$40,197	$48,784	$57,454
Accrued expenses, accrued compensation and other current liabilities	15,938	16,571	16,231
Other non-current liabilities	22,919	30,722	38,857

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2025 and 2024, was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Performance Stock Units	$1,148	$1,186	$2,353	$2,423
Restricted Stock Units	6,045	6,771	12,603	13,133
Total	$7,193	$7,957	$14,956	$15,556

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2025 was as follows:

	Six Months Ended
	July 31, 2025
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	84,051	$56.77
Restricted Stock Units	521,035	$57.38
Total	605,086

During the six months ended July 31, 2025, 40,000 stock options were exercised, 180,713 PSUs vested and 872,839 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2025 was as follows:

	July 31, 2025
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$7,392	2.2
Restricted Stock Units	43,956	2.2
Total	$51,348

8. Shareholders’ Equity

Share repurchase activity under the Company's share repurchase program was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Number of common shares repurchased and subsequently retired	—	1,200,000	3,274,260	1,200,000
Total cost(1)	$—	$52,262	$151,935	$52,262
Average cost per share, including commissions	$—	$43.55	$46.40	$43.55
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the six months ended July 31, 2025, excludes excise tax incurred of $1,134. The total cost of share repurchases during the three and six months ended July 31, 2024, excludes excise tax incurred of $240.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of July 31, 2025, 14,682,130 common shares were remaining under the program.

During the six months ended July 31, 2025, the Company acquired and subsequently retired 392,163 common shares at a total cost of $21,144 from employees to meet payroll tax withholding requirements on vested share-based awards. During the six months ended July 31, 2024, the Company acquired and subsequently retired 355,439 common shares at a total cost of $14,977 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31, 2025			Six Months Ended July 31, 2025
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(30,410)	$1,332	$(29,078)	$(46,474)	$(166)	$(46,640)
Other comprehensive (loss) income before reclassifications	(1,310)	(1,254)	(2,564)	14,754	(22)	14,732
Amounts reclassified from accumulated other comprehensive loss	—	7	7	—	273	273
Net current-period other comprehensive (loss) income	(1,310)	(1,247)	(2,557)	14,754	251	15,005
Balance at end of period	$(31,720)	$85	$(31,635)	$(31,720)	$85	$(31,635)

	Three Months Ended July 31, 2024			Six Months Ended July 31, 2024
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(41,674)	$(3,073)	$(44,747)	$(38,376)	$(771)	$(39,147)
Other comprehensive income before reclassifications	3,760	2,611	6,371	462	332	794
Amounts reclassified from accumulated other comprehensive loss	—	(56)	(56)	—	(79)	(79)
Net current-period other comprehensive income	3,760	2,555	6,315	462	253	715
Balance at end of period	$(37,914)	$(518)	$(38,432)	$(37,914)	$(518)	$(38,432)

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net income	$143,865	$117,485	$252,212	$179,250

Basic weighted-average common shares outstanding	89,667,451	93,071,401	90,692,646	93,097,694
Effect of dilutive options, performance stock units and restricted stock units	1,500,530	1,612,602	1,611,978	1,744,371
Diluted weighted-average shares outstanding	91,167,981	94,684,003	92,304,624	94,842,065

Net income per common share:
Basic	$1.60	$1.26	$2.78	$1.93
Diluted	$1.58	$1.24	$2.73	$1.89

For the three and six months ended July 31, 2025, there were no awards to purchase common shares that were excluded from the calculation of diluted net income per common share for which the impact would be anti-dilutive. For the three and six months ended July 31, 2024, awards to purchase 40,000 common shares at a price of $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2025, and July 31, 2024, were 209,248 and 270,441 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

Three Months Ended July 31, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,289,269	$138,932	$76,554	$1,504,755
Cost of sales(2)	787,686	99,283	51,625	938,594
Segment gross profit	501,583	39,649	24,929	566,161
Segment selling, general and administrative expenses	342,276	27,102	9,246	378,624
Segment income from operations	$159,307	$12,547	$15,683	$187,537
Less general corporate expenses				13,150
Income from operations				$174,387
Other income, net				8,886
Income before income taxes				$183,273

Six Months Ended July 31, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$2,419,779	$263,286	$151,191	$2,834,256
Cost of sales(2)	1,489,445	189,069	100,517	1,779,031
Segment gross profit	930,334	74,217	50,674	1,055,225
Segment selling, general and administrative expenses	648,397	54,654	17,958	721,009
Segment income from operations	$281,937	$19,563	$32,716	$334,216
Less general corporate expenses				31,602
Income from operations				$302,614
Other income, net				18,532
Income before income taxes				$321,146

Three Months Ended July 31, 2024:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,196,456	$90,696	$64,807	$1,351,959
Cost of sales(2)	751,230	65,142	42,302	858,674
Segment gross profit	445,226	25,554	22,505	493,285
Segment selling, general and administrative expenses	306,027	20,234	9,067	335,328
Segment income from operations	$139,199	$5,320	$13,438	$157,957
Less general corporate expenses				12,822
Income from operations				$145,135
Other income, net				7,429
Income before income taxes				$152,564

Six Months Ended July 31, 2024:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$2,259,141	$168,638	$124,912	$2,552,691
Cost of sales (excluding store impairment and lease abandonment charges)(2)	1,437,570	125,165	83,685	1,646,420
Store impairment and lease abandonment charges	4,601	—	—	4,601
Segment gross profit	816,970	43,473	41,227	901,670
Segment selling, general and administrative expenses	589,884	39,379	16,533	645,796
Segment income from operations	$227,086	$4,094	$24,694	$255,874
Less general corporate expenses				36,115
Income from operations				$219,759
Other income, net				13,675
Income before income taxes				$233,434
(1)
Eliminated from Wholesale segment net sales were intercompany sales of $1,686 and $4,478 for the three and six months ended July 31, 2025, respectively, and $1,962 and $5,109 for the three and six months ended July 31, 2024, respectively.
(2)
Eliminated from Wholesale segment cost of sales were intercompany charges of $1,740 and $4,558 for the three and six months ended July 31, 2025, respectively, and $1,956 and $5,051 for the three and six months ended July 31, 2024, respectively.

	July 31,	January 31,	July 31,
	2025	2025	2024
Inventory
Retail operations	$635,294	$556,522	$552,345
Wholesale operations	60,905	64,624	52,322
Total inventory	$696,199	$621,146	$604,667
Rental product, net (1)
Subscription operations	$230,091	$216,126	$193,115

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,235,930	$1,197,157	$1,185,279
Subscription operations	137,838	130,715	126,544
Wholesale operations	3,043	3,205	3,100
Total property and equipment, net	$1,376,811	$1,331,077	$1,314,923

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	July 31,
	2025		2024
Net sales
Apparel	$898,361	70%	$832,428	70%
Home	165,011	13%	162,258	14%
Accessories	163,450	13%	148,845	12%
Other	62,447	4%	52,925	4%
Retail operations	1,289,269	100%	1,196,456	100%

Subscription operations	138,932		90,696

Apparel	72,629	95%	60,502	94%
Accessories	3,628	5%	4,042	6%
Other	297	0%	263	0%
Wholesale operations (1)	76,554	100%	64,807	100%
Total net sales	$1,504,755		$1,351,959

	Six Months Ended
	July 31,
	2025		2024
Net sales
Apparel	$1,681,366	69%	$1,575,383	70%
Home	312,698	13%	304,357	13%
Accessories	310,139	13%	278,109	12%
Other	115,576	5%	101,292	5%
Retail operations	2,419,779	100%	2,259,141	100%

Subscription operations	263,286		168,638

Apparel	140,244	93%	117,043	94%
Accessories	10,400	7%	7,390	6%
Other	547	0%	479	0%
Wholesale operations (1)	151,191	100%	124,912	100%
Total net sales	$2,834,256		$2,552,691

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2025	2025	2024
Property and equipment, net
Domestic operations	$1,223,526	$1,188,769	$1,162,995
Foreign operations	153,285	142,308	151,928
Total property and equipment, net	$1,376,811	$1,331,077	$1,314,923

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net Sales
Domestic operations	$1,304,771	$1,175,450	$2,476,921	$2,234,373
Foreign operations	199,984	176,509	357,335	318,318
Total net sales	$1,504,755	$1,351,959	$2,834,256	$2,552,691

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

We currently believe that tariffs could have a negative impact on our financial results.

On July 4, 2025, the United States enacted legislation commonly referred to as the One Big Beautiful Bill Act which includes various tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions like bonus depreciation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation, enacted during the second quarter of fiscal 2026, did not have a material impact on the Company's interim period income tax provision. The Company continues to assess the impact of the legislation on our consolidated financial statements. We do not expect a material impact to our financial statements for the fiscal year ending January 31, 2026, however, additional guidance from the Internal Revenue Service and U.S. Treasury may affect the interpretation and application of certain provisions.

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

Net sales from the Retail segment accounted for approximately 85.4% of consolidated net sales for the six months ended July 31, 2025, compared to 88.5% for the comparable period in fiscal 2025.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 46.8% of total Retail segment net sales for the six months ended July 31, 2025, compared to approximately 46.7% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 1.8% of total Retail segment net sales for both the six months ended July 31, 2025, and the comparable period in fiscal 2025.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands’ wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 24.4% of total Retail segment net sales for the six months ended July 31, 2025, compared to approximately 23.9% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 1.4% of total Retail segment net sales for the six months ended July 31, 2025, compared to approximately 1.3% for the comparable period in fiscal 2025.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 15.2% of total Retail segment net sales for the six months ended July 31, 2025, compared to approximately 16.8% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 9.6% of total Retail segment net sales for the six months ended July 31, 2025, compared to approximately 8.8% for the comparable period in fiscal 2025.

Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. Menus & Venues net sales accounted for less than 1.0% of total Retail segment net sales for both the six months ended July 31, 2025, and the comparable period in fiscal 2025.

Store data for the six months ended July 31, 2025 was as follows:

	January 31,	Stores	Stores	July 31,
	2025	Opened	Closed	2025
Urban Outfitters
North America	187	1	(2)	186
Europe	68	3	—	71
Urban Outfitters Global Total	255	4	(2)	257

Anthropologie
North America	222	4	—	226
Europe	17	—	—	17
Anthropologie Global Total	239	4	—	243

Free People
Free People Brand
North America	156	7	(2)	161
Europe	11	2	—	13
Free People Brand Global Total	167	9	(2)	174
FP Movement Brand(1)	63	10	—	73
Free People Global Total	230	19	(2)	247

Menus & Venues(2)	9	—	—	9

Total Company-Owned Stores	733	27	(4)	756
Franchisee-Owned Stores(3)	9	—	—	9
Total URBN	742	27	(4)	765

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of July 31, 2025 and 2024 was as follows:

	July 31,	July 31,
	2025	2024	Change
Selling square footage (in thousands):
Urban Outfitters	2,172	2,249	-3.4%
Anthropologie	1,805	1,812	-0.4%
Free People Brand	391	365	7.1%
FP Movement Brand	108	63	71.4%
Total URBN (1)	4,476	4,489	-0.3%

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

Projected store openings and closings for fiscal 2026 are as follows:

	January 31,	Projected	Projected	January 31,
	2025	Openings	Closings	2026
Urban Outfitters	255	10	(10)	255
Anthropologie	239	16	(3)	252
Free People Brand	167	18	(4)	181
FP Movement Brand	63	25		88
Menus & Venues	9	—	—	9
Total Company-Owned Stores	733	69	(17)	785
Franchisee-Owned Stores	9	—	—	9
Total URBN	742	69	(17)	794

Subscription Segment

Our Subscription segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Our Subscription segment net sales accounted for approximately 9.3% of consolidated net sales for the six months ended July 31, 2025, compared to approximately 6.6% for the comparable period in fiscal 2025.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.3% of consolidated net sales for the six months ended July 31, 2025, compared to 4.9% for the comparable period in fiscal 2025.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2025, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2025.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The tables should be read in conjunction with the discussion that follows.

Three Months Ended July 31, 2025 (Fiscal 2026) Compared To

Three Months Ended July 31, 2024 (Fiscal 2025)

(amounts in millions)	Three Months Ended
	July 31,
	2025		2024
Net sales	$1,504.8	100.0%	$1,352.0	100.0%
Cost of sales	938.6	62.4	858.7	63.5
Gross profit	566.2	37.6	493.3	36.5
Selling, general and administrative expenses	391.8	26.0	348.2	25.8
Income from operations	174.4	11.6	145.1	10.7
Other income, net	8.9	0.6	7.5	0.6
Income before income taxes	183.3	12.2	152.6	11.3
Income tax expense	39.4	2.6	35.1	2.6
Net income	$143.9	9.6%	$117.5	8.7%

Net sales for the second quarter of fiscal 2026 were $1.50 billion, compared to $1.35 billion in the second quarter of fiscal 2025. The $152.8 million increase was attributable to a $92.8 million, or 7.8%, increase in Retail segment net sales, a $48.2 million, or 53.2%, increase in Subscription segment net sales and an $11.8 million, or 18.1%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the second quarter of fiscal 2026 was due to an increase of $65.0 million, or 5.6%, in Retail segment comparable net sales and an increase of $27.8 million in non-comparable net sales. Retail segment comparable net sales increased 6.7% at Free People, 5.7% at Anthropologie and 4.2% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in both retail store net sales and digital channel net sales. Comparable store net sales increased as a result of higher store traffic, transactions, average unit retail and conversion rate, while units per transaction decreased. The digital channel comparable net sales increase was driven by increases in sessions and units per transaction, while conversion rate was flat and average order value decreased. The increase in non-comparable net sales during the second quarter of fiscal 2026 was primarily due to the impact of the 46 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 48.1% increase in the average number of active subscribers in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. The increase in Wholesale segment net sales in the second quarter of fiscal 2026 was driven by an $11.8 million, or 19.5%, increase in Free People wholesale net sales as compared to the second quarter of fiscal 2025, primarily due to an increase in net sales to specialty customers.

Gross profit percentage for the second quarter of fiscal 2026 increased by 113 basis points to 37.6% of net sales compared to 36.5% of net sales in the second quarter of fiscal 2025. Gross profit increased to $566.2 million in the second quarter of fiscal 2026 from $493.3 million in the second quarter of fiscal 2025. The increase in gross profit rate was primarily due to improved Retail segment markdowns, largely driven by lower markdowns at the Urban Outfitters brand, and leverage in occupancy costs due to the increase in comparable Retail segment and Subscription segment net sales. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Total inventory at July 31, 2025, as compared to July 31, 2024, increased by $91.5 million, or 15.1%, to $696.2 million. Total Retail segment inventory increased by 15.0% and Retail segment comparable inventory increased by

11.3%. Wholesale segment inventory increased by 16.4%. The increase in inventory for both segments was due to increased net sales and planned early receipts of merchandise.

Selling, general and administrative expenses increased by $43.6 million, or 12.5%, in the second quarter of fiscal 2026, compared to the second quarter of fiscal 2025. Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2026 to 26.0% of net sales, compared to 25.8% of net sales in the second quarter of fiscal 2025. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the Retail segment stores net sales growth.

Income from operations was 11.6% of net sales, or $174.4 million, for the second quarter of fiscal 2026 compared to 10.7% of net sales, or $145.1 million, for the second quarter of fiscal 2025. The increase in operating income dollars was driven by the increase in gross profit dollars. The increase in operating income rate was driven by the improved gross profit rate.

Our effective tax rate for the second quarter of fiscal 2026 was 21.5%, compared to 23.0% in the second quarter of fiscal 2025. The decrease in the effective tax rate for the three months ended July 31, 2025, was primarily attributable to the ratio of foreign taxable earnings to global taxable earnings and the release of certain state and local valuation allowances.

Six Months Ended July 31, 2025 (Fiscal 2026) Compared To

Six Months Ended July 31, 2024 (Fiscal 2025)

(amounts in millions)	Six Months Ended
	July 31,
	2025		2024
Net sales	$2,834.3	100.0%	$2,552.7	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	1,779.1	62.8	1,646.4	64.5
Store impairment and lease abandonment charges	—	—	4.6	0.2
Gross profit	1,055.2	37.2	901.7	35.3
Selling, general and administrative expenses	752.6	26.5	681.9	26.7
Income from operations	302.6	10.7	219.8	8.6
Other income, net	18.5	0.6	13.6	0.5
Income before income taxes	321.1	11.3	233.4	9.1
Income tax expense	68.9	2.4	54.1	2.1
Net income	$252.2	8.9%	$179.3	7.0%

Net sales for the six months ended July 31, 2025 were $2.83 billion, compared to $2.55 billion in the comparable period of fiscal 2025. The $281.6 million increase was attributable to a $160.7 million, or 7.1%, increase in Retail segment net sales, a $94.6 million, or 56.1%, increase in Subscription segment net sales and a $26.3 million, or 21.0%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first six months of fiscal 2026 was due to an increase of $114.0 million, or 5.2%, in Retail segment comparable net sales and an increase of $46.7 million in non-comparable net sales. Retail segment comparable net sales increased 6.3% at Anthropologie, 5.0% at Free People and 3.2% at Urban Outfitters. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in both retail store net sales and digital channel net sales. Comparable store net sales increased as a result of higher store traffic, transactions and conversion rate, while average unit retail and units per transaction decreased. The digital channel comparable net sales increase was driven by increases in sessions and units per transaction, while conversion rate was flat and average order value decreased. The increase in non-comparable net sales during the first six months of fiscal 2026 was primarily due to the impact of the 50 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 50.3% increase in the average number of active subscribers in the first six months of fiscal 2026 as compared to the comparable period of fiscal 2025. The increase in Wholesale segment net sales in the first six months of fiscal 2026 was driven by a $26.1 million, or 22.4%, increase in Free People wholesale net sales as compared to the first six months of fiscal 2025, primarily due to an increase in net sales to specialty customers.

Gross profit percentage for the first six months of fiscal 2026 increased by 191 basis points to 37.2% of net sales compared to 35.3% of net sales in the comparable period of fiscal 2025. Gross profit increased to $1.06 billion in the first six months of fiscal 2026 from $901.7 million in the comparable period of fiscal 2025. The gross profit rate benefited from a non-recurring gain of $4.8 million, or 17 basis points, recorded in the first quarter of fiscal 2026 and store impairment and lease abandonment charges of $4.6 million, or 18 basis points, recorded in the first quarter of fiscal 2025 and not repeated in the current year period. The remaining 156 basis point increase in gross profit rate was primarily due to improved Retail segment markdowns, largely driven by lower markdowns at the Urban Outfitters brand, and leverage in occupancy costs due to the increase in comparable Retail segment and Subscription segment net sales. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Selling, general and administrative expenses increased by $70.7 million, or 10.4%, in the first six months of fiscal 2026, compared to the comparable period of fiscal 2025. Selling, general and administrative expenses as a percentage of net sales decreased in the first six months of fiscal 2026 to 26.5% of net sales, compared to 26.7% of net sales in the comparable period of fiscal 2025. The leverage in selling, general and administrative expenses as a percentage of net sales was primarily related to lower litigation expenses in the current year period as compared to the prior year period. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the Retail segment stores net sales growth.

Income from operations was 10.7% of net sales, or $302.6 million, for the first six months of fiscal 2026 compared to 8.6% of net sales, or $219.8 million, for the comparable period of fiscal 2025. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily driven by the improved gross profit rate.

Our effective tax rate for the first six months of fiscal 2026 was 21.5%, compared to 23.2% in the first six months of fiscal 2025. The decrease in the effective tax rate for the six months ended July 31, 2025, was primarily attributable to the ratio of foreign taxable earnings to global taxable earnings and the release of certain state and local valuation allowances.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	July 31,	January 31,	July 31,
	2025	2025	2024
Cash, cash equivalents and marketable securities	$989.2	$1,020.6	$771.0
Working capital	523.2	417.1	463.5

	Six Months Ended
	July 31,
	2025	2024
Net cash provided by operating activities	$251.0	$163.8
Net cash used in investing activities	(32.0)	(61.1)
Net cash used in financing activities	(180.6)	(69.1)

The increase in working capital as of July 31, 2025, as compared to January 31, 2025, was primarily due to an increase in inventory. The increase in working capital as of July 31, 2025, as compared to July 31, 2024, was primarily due to an increase in inventory and the increase in cash, cash equivalents and current marketable securities, partially offset by the timing of disbursements.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, repurchase our common shares, open new stores and expand and improve our distribution network.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The increase in cash provided by operating activities in the first six months of fiscal 2026 compared to the first six months of fiscal 2025 was primarily due to higher net income in the first six months of fiscal 2026 compared to the first six months of fiscal 2025.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of fiscal 2026 and fiscal 2025 primarily related to the purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first six months of fiscal 2026 and 2025 was $107.5 million and $98.9 million, respectively, which was primarily used to expand our store base and distribution network in both periods.

Cash Flows from Financing Activities

Cash used in financing activities in the first six months of fiscal 2026 and the first six months of fiscal 2025 primarily related to repurchases of our common shares under our share repurchase program and from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2026, we plan to open approximately 69 new Company-owned retail locations, expand or relocate certain existing retail locations, expand our home office to support our growing business, invest in our distribution network, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing when appropriate and repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2026 will be approximately $270 million primarily related to retail store expansion and support, technology and distribution network investments and home office expansion to support our growing business. All fiscal 2026 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facilities and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

On July 10, 2025, Richard A. Hayne, Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 800,000 common shares of the Company commencing October 10, 2025 and continuing through October 9, 2026 that was intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Hayne established the plan for personal estate planning purposes.

On July 10, 2025, a trust of which Margaret A. Hayne, Co-President and Chief Creative Officer, and a director of the Company, is one of three trustees, adopted a Rule 10b5-1 trading arrangement for the sale of up to 700,000 common shares of the Company commencing October 10, 2025 and continuing through October 9, 2026 that was intended to satisfy the affirmative defense of Rule 10b5-1(c). The trust is for the benefit of one of Mr. and Ms. Haynes’ children.

Investors should anticipate regular filings of Form 4s by Mr. Hayne and by Ms. Hayne throughout the duration of the plan, reflecting these pre-scheduled transactions.

On July 10, 2025, Harry S. Cherken, Jr., a director of the Company, adopted a Rule 10b5-1 trading arrangement, for the sale of up to 33,820 common shares of the Company commencing October 9, 2025 and continuing through February 27, 2026, that was intended to satisfy the affirmative defense of Rule 10b5-1(c). On August 26, 2025, Mr. Cherken terminated that trading arrangement.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2025, filed with the Securities and Exchange Commission on September 9, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2025	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 9, 2025	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer