Form 10-Q
period 2025-10-31
URBAN OUTFITTERS INC
filed 2025-12-10
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

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

Common shares, $0.0001 par value—89,678,939 shares outstanding on December 4, 2025.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	October 31,	January 31,	October 31,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$306,600	$290,481	$182,516
Marketable securities	305,133	319,949	340,445
Accounts receivable, net of allowance for doubtful accounts of $976, $1,384 and $1,423, respectively	95,990	74,014	96,977
Inventory	839,793	621,146	793,324
Prepaid expenses and other current assets	210,480	187,206	224,070
Total current assets	1,757,996	1,492,796	1,637,332
Property and equipment, net	1,429,403	1,331,077	1,324,545
Operating lease right-of-use assets	1,017,499	942,666	947,150
Marketable securities	351,843	410,208	240,237
Other assets	350,281	342,733	336,519
Total Assets	$4,907,022	$4,519,480	$4,485,783
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$381,752	$295,767	$363,187
Current portion of operating lease liabilities	223,867	227,149	228,443
Accrued expenses, accrued compensation and other current liabilities	559,458	552,763	533,915
Total current liabilities	1,165,077	1,075,679	1,125,545
Non-current portion of operating lease liabilities	960,222	871,209	879,362
Other non-current liabilities	77,611	101,088	127,953
Total Liabilities	2,202,910	2,047,976	2,132,860
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 89,712,460, 92,281,748 and 92,275,849 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	14,411	15,067	7,529
Retained earnings	2,721,181	2,503,068	2,382,767
Accumulated other comprehensive loss	(31,489)	(46,640)	(37,382)
Total Shareholders’ Equity	2,704,112	2,471,504	2,352,923
Total Liabilities and Shareholders’ Equity	$4,907,022	$4,519,480	$4,485,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Net sales	$1,529,350	$1,361,855	$4,363,606	$3,914,546
Cost of sales (excluding store impairment and lease abandonment charges)	964,034	864,536	2,743,065	2,510,956
Store impairment and lease abandonment charges	1,989	—	1,989	4,601
Gross profit	563,327	497,319	1,618,552	1,398,989
Selling, general and administrative expenses	419,008	368,628	1,171,619	1,050,539
Income from operations	144,319	128,691	446,933	348,450
Other income, net	8,126	7,141	26,658	20,816
Income before income taxes	152,445	135,832	473,591	369,266
Income tax expense	36,005	32,921	104,939	87,105
Net income	$116,440	$102,911	$368,652	$282,161
Net income per common share:
Basic	$1.30	$1.12	$4.08	$3.04
Diluted	$1.28	$1.10	$4.01	$2.99
Weighted-average common shares outstanding:
Basic	89,706,922	92,270,583	90,360,467	92,819,987
Diluted	91,288,124	93,857,850	91,962,187	94,511,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Net income	$116,440	$102,911	$368,652	$282,161
Other comprehensive income:
Foreign currency translation	(1,237)	671	13,517	1,133
Change in unrealized gains on marketable securities, net of tax	1,383	379	1,634	632
Total other comprehensive income	146	1,050	15,151	1,765
Comprehensive income	$116,586	$103,961	$383,803	$283,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2025	89,696,293	$9	$7,277	$2,604,741	$(31,635)	$2,580,392
Comprehensive income	—	—	—	116,440	146	116,586
Share-based compensation	—	—	7,718	—	—	7,718
Share-based awards	24,850	—	—	—	—	—
Share repurchases, inclusive of excise tax	(8,683)	—	(584)	—	—	(584)
Balances as of October 31, 2025	89,712,460	$9	$14,411	$2,721,181	$(31,489)	$2,704,112

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of July 31, 2024	92,260,283	$9	$—	$2,279,856	$(38,432)	$2,241,433
Comprehensive income	—	—	—	102,911	1,050	103,961
Share-based compensation	—	—	7,810	—	—	7,810
Share-based awards	23,496	—	—	—	—	—
Share repurchases, inclusive of excise tax	(7,930)	—	(281)	—	—	(281)
Balances as of October 31, 2024	92,275,849	$9	$7,529	$2,382,767	$(37,382)	$2,352,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2025	92,281,748	$9	$15,067	$2,503,068	$(46,640)	$2,471,504
Comprehensive income	—	—	—	368,652	15,151	383,803
Share-based compensation	—	—	22,674	—	—	22,674
Share-based awards	1,105,818	—	928	—	—	928
Share repurchases, inclusive of excise tax	(3,675,106)	—	(24,258)	(150,539)	—	(174,797)
Balances as of October 31, 2025	89,712,460	$9	$14,411	$2,721,181	$(31,489)	$2,704,112

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2024	92,787,522	$9	$37,943	$2,113,735	$(39,147)	$2,112,540
Comprehensive income	—	—	—	282,161	1,765	283,926
Share-based compensation	—	—	23,366	—	—	23,366
Share-based awards	1,051,696	—	851	—	—	851
Share repurchases, inclusive of excise tax	(1,563,369)	—	(54,631)	(13,129)	—	(67,760)
Balances as of October 31, 2024	92,275,849	$9	$7,529	$2,382,767	$(37,382)	$2,352,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2025	2024
Cash flows from operating activities:
Net income	$368,652	$282,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,359	86,031
Non-cash lease expense	160,627	162,466
Provision for deferred income taxes	5,325	3,335
Share-based compensation expense	22,674	23,366
Amortization of tax credit investment	12,880	12,872
Store impairment and lease abandonment charges	1,989	4,601
Loss on disposition of property and equipment, net	419	1,553
Changes in assets and liabilities:
Receivables	(20,385)	(29,682)
Inventory	(214,789)	(242,190)
Prepaid expenses and other assets	(29,171)	(52,548)
Payables, accrued expenses and other liabilities	91,893	113,773
Operating lease liabilities	(182,288)	(183,376)
Net cash provided by operating activities	312,185	182,362
Cash flows from investing activities:
Cash paid for property and equipment	(191,447)	(144,052)
Cash paid for marketable securities	(304,592)	(267,276)
Sales and maturities of marketable securities	382,318	309,178
Net cash used in investing activities	(113,721)	(102,150)
Cash flows from financing activities:
Proceeds from the exercise of stock options	928	851
Share repurchases related to share repurchase program	(151,935)	(52,262)
Share repurchases related to taxes for share-based awards	(21,738)	(15,264)
Tax credit investment liability payments	(12,796)	(6,220)
Net cash used in financing activities	(185,541)	(72,895)
Effect of exchange rate changes on cash and cash equivalents	3,196	(3,122)
Increase in cash and cash equivalents	16,119	4,195
Cash and cash equivalents at beginning of period	290,481	178,321
Cash and cash equivalents at end of period	$306,600	$182,516
Supplemental cash flow information:
Cash paid during the year for income taxes	$103,989	$75,926
Non-cash investing activities—Accrued capital expenditures	$17,166	$13,550
Right-of-use assets obtained in exchange for operating lease liabilities	$253,131	$220,005

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the nine month period ended October 31, 2025, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $74,014 and $95,990, respectively. For the nine month period ended October 31, 2024, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $67,008 and $96,977, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, deferred subscription fee revenue, customer deposits and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the nine month period ended October 31, 2025, the opening and closing balances of contract liabilities were $101,866 and $100,042, respectively. For the nine month period ended October 31, 2024, the opening and closing balances of contract liabilities were $91,408 and $87,517, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the nine month period ended October 31, 2025, the Company recognized $56,164 of revenue that was included in the contract liability balance at the beginning of the period. During the nine month period ended October 31, 2024, the Company recognized $43,646 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of October 31, 2025, January 31, 2025 and October 31, 2024 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2025
Short-term Investments:
Corporate bonds	$233,479	$386	$(36)	$233,829
US Treasury securities	18,768	81	(0)	18,849
Federal government agencies	14,735	31	(2)	14,764
Municipal and pre-refunded municipal bonds	33,658	38	(1)	33,695
Commercial paper	2,996	—	—	2,996
Certificates of deposit	1,000	—	—	1,000
	304,636	536	(39)	305,133
Long-term Investments:
Corporate bonds	219,737	980	(172)	220,545
US Treasury securities	75,430	661	—	76,091
Federal government agencies	29,602	15	(51)	29,566
Municipal and pre-refunded municipal bonds	3,591	19	(3)	3,607
Mutual funds, held in rabbi trust	21,752	291	(9)	22,034
	350,112	1,966	(235)	351,843
	$654,748	$2,502	$(274)	$656,976

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of January 31, 2025
Short-term Investments:
Corporate bonds	$186,732	$103	$(114)	$186,721
US Treasury securities	5,415	—	(5)	5,410
Federal government agencies	53,663	55	(7)	53,711
Municipal and pre-refunded municipal bonds	53,772	70	(8)	53,834
Commercial paper	9,774	—	—	9,774
Certificates of deposit	10,499	—	—	10,499
	319,855	228	(134)	319,949
Long-term Investments:
Corporate bonds	233,418	298	(500)	233,216
US Treasury securities	92,852	226	(90)	92,988
Federal government agencies	50,579	16	(292)	50,303
Municipal and pre-refunded municipal bonds	14,770	35	(8)	14,797
Mutual funds, held in rabbi trust	15,673	2,246	(15)	17,904
Certificates of deposit	1,000	—	—	1,000
	408,292	2,821	(905)	410,208
	$728,147	$3,049	$(1,039)	$730,157

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of October 31, 2024
Short-term Investments:
Corporate bonds	$178,736	$151	$(187)	$178,700
US Treasury securities	1,491	—	(3)	1,488
Federal government agencies	72,598	71	(20)	72,649
Municipal and pre-refunded municipal bonds	64,129	70	(33)	64,166
Commercial paper	2,943	—	—	2,943
Certificates of deposit	20,499	—	—	20,499
	340,396	292	(243)	340,445
Long-term Investments:
Corporate bonds	110,302	266	(398)	110,170
US Treasury securities	59,507	197	(51)	59,653
Federal government agencies	35,098	16	(285)	34,829
Municipal and pre-refunded municipal bonds	16,778	30	(12)	16,796
Mutual funds, held in rabbi trust	15,756	2,035	(2)	17,789
Certificates of deposit	1,000	—	—	1,000
	238,441	2,544	(748)	240,237
	$578,837	$2,836	$(991)	$580,682

Proceeds from the sales and maturities of available-for-sale securities were $382,318 and $309,178 for the nine months ended October 31, 2025, and 2024, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized gain of $6 and $279 for the three and nine months ended October 31, 2025, respectively, and a net realized loss of $17 and $96 for the three and nine months ended October 31, 2024, respectively. Amortization of discounts and premiums, net, included in "Other income, net" in the Condensed Consolidated Statements of Income, resulted in a benefit of $868 and $3,574 for the three and nine months ended October 31, 2025, respectively, and a benefit of $1,832 and $6,053 for the three and nine months ended October 31, 2024, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	October 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$454,374	$—	$454,374
US Treasury securities	—	94,940	—	94,940
Federal government agencies	—	44,330	—	44,330
Municipal and pre-refunded municipal bonds	—	37,302	—	37,302
Mutual funds, held in rabbi trust	22,034	—	—	22,034
Commercial paper	—	2,996	—	2,996
Certificates of deposit	—	1,000	—	1,000
	$22,034	$634,942	$—	$656,976

	Marketable Securities Fair Value as of
	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$419,937	$—	$419,937
US Treasury securities	—	98,398	—	98,398
Federal government agencies	—	104,014	—	104,014
Municipal and pre-refunded municipal bonds	—	68,631	—	68,631
Mutual funds, held in rabbi trust	17,904	—	—	17,904
Commercial paper	—	9,774	—	9,774
Certificates of deposit	—	11,499	—	11,499
	$17,904	$712,253	$—	$730,157

	Marketable Securities Fair Value as of
	October 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$288,870	$—	$288,870
US Treasury securities	—	61,141	—	61,141
Federal government agencies	—	107,478	—	107,478
Municipal and pre-refunded municipal bonds	—	80,962	—	80,962
Mutual funds, held in rabbi trust	17,789	—	—	17,789
Commercial paper	—	2,943	—	2,943
Certificates of deposit	—	21,499	—	21,499
	$17,789	$562,893	$—	$580,682

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of October 31, 2025, January 31, 2025 and October 31, 2024.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of October 31, 2025, January 31, 2025 and October 31, 2024, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three and nine months ended October 31, 2025, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying values and were written down to their fair values resulting in impairment charges of $1,989 for four retail locations, with a carrying value after impairment of $9,880 related to the right-of-use assets. During the three months ended October 31, 2024, impairment charges were zero. During the nine months ended October 31, 2024, the Company determined that certain long-lived assets at the Company's retail locations were unable to recover their carrying values and were written down to their fair values resulting in impairment charges of $815 for one retail location, with a carrying value after impairment of $1,500 related to the right-of-use asset. Additionally, during the fourth quarter of fiscal 2024, the Company committed to a cease-use date of February 29, 2024, at one retail location for which the lease was not terminated, resulting in lease abandonment charges of $3,786 during the nine months ended October 31, 2024.

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

As of October 31, 2025, the Company had $0 in borrowings under the Amended Credit Facility. As of October 31, 2025, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $8,927. Interest expense for the Amended Credit Facility was $734 and $731 for the nine months ended October 31, 2025 and 2024, respectively, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

6. Tax Credit Investment

The Company holds an equity membership interest in a federal low-income housing tax credit entity. Refer to Note 10, "Income Taxes," in the Notes to the Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2025, for additional information on the tax credit investment.

The Company included in "Other income, net" in the Condensed Consolidated Statements of Income, interest expense related to the accretion of the liability of $864 and $2,876 for the three and nine months ended October 31, 2025, respectively, and $1,221 and $3,763 for the three and nine months ended October 31, 2024, respectively. Included in "Income tax expense" in the Condensed Consolidated Statements of Income was amortization of the investment of $4,293 and $12,880 for the three and nine months ended October 31, 2025, respectively, and $4,112 and $12,872 for the three and nine months ended October 31, 2024, respectively. Also included in "Income tax expense" in the Condensed Consolidated Statements of Income were income tax credits and other income tax benefits of $5,927 and $17,841 for the three and nine months ended October 31, 2025, respectively, and $6,012 and $18,262 for the three and nine months ended October 31, 2024, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at October 31, 2025, January 31, 2025 and October 31, 2024:

	October 31,	January 31,	October 31,
	2025	2025	2024
Other assets	$35,904	$48,784	$53,136
Accrued expenses, accrued compensation and other current liabilities	15,789	16,571	16,878
Other non-current liabilities	18,886	30,722	34,497

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and nine months ended October 31, 2025 and 2024, was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Performance Stock Units	$1,148	$1,186	$3,501	$3,609
Restricted Stock Units	6,570	6,624	19,173	19,757
Total	$7,718	$7,810	$22,674	$23,366

Share-based awards granted and the weighted-average fair value of such awards for the nine months ended October 31, 2025 was as follows:

	Nine Months Ended
	October 31, 2025
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	84,051	$56.77
Restricted Stock Units	539,934	$57.87
Total	623,985

During the nine months ended October 31, 2025, 40,000 stock options were exercised, 180,713 PSUs vested and 897,689 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of October 31, 2025 was as follows:

	October 31, 2025
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$6,244	2.0
Restricted Stock Units	37,960	2.0
Total	$44,204

8. Shareholders’ Equity

Share repurchase activity under the Company's share repurchase program was as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Number of common shares repurchased and subsequently retired	—	—	3,274,260	1,200,000
Total cost(1)	$—	$—	$151,935	$52,262
Average cost per share, including commissions	$—	$—	$46.40	$43.55
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the nine months ended October 31, 2025, excludes excise tax incurred of $1,124. The total cost of share repurchases during the three and nine months ended October 31, 2024, excludes excise tax incurred of $234.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of October 31, 2025, 14,682,130 common shares were remaining under the program.

During the nine months ended October 31, 2025, the Company acquired and subsequently retired 400,846 common shares at a total cost of $21,738 from employees to meet payroll tax withholding requirements on vested share-based awards. During the nine months ended October 31, 2024, the Company acquired and subsequently retired 363,369 common shares at a total cost of $15,264 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and nine months ended October 31, 2025 and 2024:

	Three Months Ended October 31, 2025			Nine Months Ended October 31, 2025
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(31,720)	$85	$(31,635)	$(46,474)	$(166)	$(46,640)
Other comprehensive (loss) income before reclassifications	(1,237)	1,377	140	13,517	1,355	14,872
Amounts reclassified from accumulated other comprehensive loss	—	6	6	—	279	279
Net current-period other comprehensive (loss) income	(1,237)	1,383	146	13,517	1,634	15,151
Balance at end of period	$(32,957)	$1,468	$(31,489)	$(32,957)	$1,468	$(31,489)

	Three Months Ended October 31, 2024			Nine Months Ended October 31, 2024
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(37,914)	$(518)	$(38,432)	$(38,376)	$(771)	$(39,147)
Other comprehensive income before reclassifications	671	396	1,067	1,133	728	1,861
Amounts reclassified from accumulated other comprehensive loss	—	(17)	(17)	—	(96)	(96)
Net current-period other comprehensive income	671	379	1,050	1,133	632	1,765
Balance at end of period	$(37,243)	$(139)	$(37,382)	$(37,243)	$(139)	$(37,382)

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Net income	$116,440	$102,911	$368,652	$282,161

Basic weighted-average common shares outstanding	89,706,922	92,270,583	90,360,467	92,819,987
Effect of dilutive options, performance stock units and restricted stock units	1,581,202	1,587,267	1,601,720	1,692,002
Diluted weighted-average shares outstanding	91,288,124	93,857,850	91,962,187	94,511,989

Net income per common share:
Basic	$1.30	$1.12	$4.08	$3.04
Diluted	$1.28	$1.10	$4.01	$2.99

For the three and nine months ended October 31, 2025, there were no awards to purchase common shares that were excluded from the calculation of diluted net income per common share for which the impact would be anti-dilutive. For the three and nine months ended October 31, 2024, awards to purchase 40,000 common shares at a price of $46.42 were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of October 31, 2025 and October 31, 2024, were 209,248 and 270,441 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

Three Months Ended October 31, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,296,454	$144,629	$88,267	$1,529,350
Cost of sales (excluding store impairment)(2)	798,192	105,328	60,514	964,034
Store impairment	1,989	—	—	1,989
Segment gross profit	496,273	39,301	27,753	563,327
Segment selling, general and administrative expenses	358,861	33,352	9,751	401,964
Segment income from operations	$137,412	$5,949	$18,002	$161,363
Less general corporate expenses				17,044
Income from operations				$144,319
Other income, net				8,126
Income before income taxes				$152,445

Nine Months Ended October 31, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$3,716,233	$407,915	$239,458	$4,363,606
Cost of sales (excluding store impairment)(2)	2,287,637	294,397	161,031	2,743,065
Store impairment	1,989	—	—	1,989
Segment gross profit	1,426,607	113,518	78,427	1,618,552
Segment selling, general and administrative expenses	1,007,258	88,006	27,709	1,122,973
Segment income from operations	$419,349	$25,512	$50,718	$495,579
Less general corporate expenses				48,646
Income from operations				$446,933
Other income, net				26,658
Income before income taxes				$473,591

Three Months Ended October 31, 2024:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,182,557	$97,232	$82,066	$1,361,855
Cost of sales(2)	742,226	69,425	52,885	864,536
Segment gross profit	440,331	27,807	29,181	497,319
Segment selling, general and administrative expenses	321,260	23,756	8,793	353,809
Segment income from operations	$119,071	$4,051	$20,388	$143,510
Less general corporate expenses				14,819
Income from operations				$128,691
Other income, net				7,141
Income before income taxes				$135,832

Nine Months Ended October 31, 2024:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$3,441,698	$265,870	$206,978	$3,914,546
Cost of sales (excluding store impairment and lease abandonment charges)(2)	2,179,796	194,590	136,570	2,510,956
Store impairment and lease abandonment charges	4,601	—	—	4,601
Segment gross profit	1,257,301	71,280	70,408	1,398,989
Segment selling, general and administrative expenses	911,144	63,135	25,326	999,605
Segment income from operations	$346,157	$8,145	$45,082	$399,384
Less general corporate expenses				50,934
Income from operations				$348,450
Other income, net				20,816
Income before income taxes				$369,266
(1)
Eliminated from Wholesale segment net sales were intercompany sales of $3,280 and $7,758 for the three and nine months ended October 31, 2025, respectively, and $3,430 and $8,539 for the three and nine months ended October 31, 2024, respectively.
(2)
Eliminated from Wholesale segment cost of sales were intercompany charges of $3,569 and $8,127 for the three and nine months ended October 31, 2025, respectively, and $3,583 and $8,634 for the three and nine months ended October 31, 2024, respectively.

	October 31,	January 31,	October 31,
	2025	2025	2024
Inventory
Retail operations	$781,155	$556,522	$734,930
Wholesale operations	58,638	64,624	58,394
Total inventory	$839,793	$621,146	$793,324
Rental product, net (1)
Subscription operations	$244,246	$216,126	$210,315

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Property and equipment, net
Retail operations	$1,267,636	$1,197,157	$1,191,499
Subscription operations	158,715	130,715	129,902
Wholesale operations	3,052	3,205	3,144
Total property and equipment, net	$1,429,403	$1,331,077	$1,324,545

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	October 31,
	2025		2024
Net sales
Apparel	$861,432	67%	$797,709	67%
Home	187,033	14%	169,001	14%
Accessories	182,645	14%	161,851	14%
Other	65,344	5%	53,996	5%
Retail operations	1,296,454	100%	1,182,557	100%

Subscription operations	144,629		97,232

Apparel	81,386	92%	76,072	93%
Accessories	6,558	8%	5,656	7%
Other	323	0%	338	0%
Wholesale operations (1)	88,267	100%	82,066	100%
Total net sales	$1,529,350		$1,361,855

	Nine Months Ended
	October 31,
	2025		2024
Net sales
Apparel	$2,542,798	69%	$2,373,092	69%
Home	499,731	13%	473,358	13%
Accessories	492,784	13%	439,960	13%
Other	180,920	5%	155,288	5%
Retail operations	3,716,233	100%	3,441,698	100%

Subscription operations	407,915		265,870

Apparel	221,630	93%	193,115	93%
Accessories	16,958	7%	13,046	6%
Other	870	0%	817	1%
Wholesale operations (1)	239,458	100%	206,978	100%
Total net sales	$4,363,606		$3,914,546

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	October 31,	January 31,	October 31,
	2025	2025	2024
Property and equipment, net
Domestic operations	$1,275,554	$1,188,769	$1,175,015
Foreign operations	153,849	142,308	149,530
Total property and equipment, net	$1,429,403	$1,331,077	$1,324,545

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Net Sales
Domestic operations	$1,331,283	$1,191,418	$3,808,204	$3,425,791
Foreign operations	198,067	170,437	555,402	488,755
Total net sales	$1,529,350	$1,361,855	$4,363,606	$3,914,546

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
•
Shifting our countries of origin (where possible) to enable the dual sourcing of most of our own branded products (we currently have no single country that represents the majority of our production);
•
Shifting our mode of transportation from air to ocean; and
•
Gently raising prices in a strategic fashion where we believe we could without affecting the overall customer experience.

Even with these mitigation strategies in place, we believe that tariffs could have a negative impact on our financial results.

On July 4, 2025, the United States enacted legislation commonly referred to as the One Big Beautiful Bill Act which includes various tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions like bonus depreciation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation, enacted during the second quarter of fiscal 2026, did not have a material impact on the Company's interim period income tax provision for the three and nine months ended October 31, 2025. The Company continues to assess the impact of the legislation on our consolidated financial statements. We do not expect a material impact to our financial statements for the fiscal year ending January 31, 2026, however, additional guidance from the Internal Revenue Service and U.S. Treasury may affect the interpretation and application of certain provisions.

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

Net sales from the Retail segment accounted for approximately 85.2% of consolidated net sales for the nine months ended October 31, 2025, compared to 87.9% for the comparable period in fiscal 2025.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, offers catalogs in North America that markets select merchandise, most of which is also available in Anthropologie brand stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 47.0% of total Retail segment net sales for the nine months ended October 31, 2025, compared to approximately 47.1% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 1.8% of total Retail segment net sales for both the nine months ended October 31, 2025, and the comparable period in fiscal 2025.

The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands’ wholesale offerings. Free People also offers catalogs that market select merchandise, most of which is also available in our Free People stores. Free People's North American Retail segment net sales accounted for approximately 24.0% of total Retail segment net sales for the nine months ended October 31, 2025, compared to approximately 23.7% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 1.3% of total Retail segment net sales for the nine months ended October 31, 2025, compared to approximately 1.2% for the comparable period in fiscal 2025.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 15.3% of total Retail segment net sales for the nine months ended October 31, 2025, compared to approximately 16.5% for the comparable period in fiscal 2025. European Retail segment net sales accounted for approximately 9.8% of total Retail segment net sales for the nine months ended October 31, 2025, compared to approximately 8.9% for the comparable period in fiscal 2025.

Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. Menus & Venues net sales accounted for less than 1.0% of total Retail segment net sales for both the nine months ended October 31, 2025, and the comparable period in fiscal 2025.

Store data for the nine months ended October 31, 2025 was as follows:

	January 31,	Stores	Stores	October 31,
	2025	Opened	Closed	2025
Urban Outfitters
North America	187	1	(3)	185
Europe	68	6	(1)	73
Urban Outfitters Global Total	255	7	(4)	258

Anthropologie
North America	222	9	—	231
Europe	17	—	—	17
Anthropologie Global Total	239	9	—	248

Free People
Free People Brand
North America	156	10	(2)	164
Europe	11	2	—	13
Free People Brand Global Total	167	12	(2)	177
FP Movement Brand(1)	63	13	—	76
Free People Global Total	230	25	(2)	253

Menus & Venues(2)	9	—	—	9

Total Company-Owned Stores	733	41	(6)	768
Franchisee-Owned Stores(3)	9	—	—	9
Total URBN	742	41	(6)	777

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of October 31, 2025 and 2024 was as follows:

	October 31,	October 31,
	2025	2024	Change
Selling square footage (in thousands):
Urban Outfitters	2,168	2,253	-3.8%
Anthropologie	1,825	1,826	flat
Free People Brand	399	378	5.6%
FP Movement Brand	113	71	59.2%
Total URBN (1)	4,505	4,528	-0.5%

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

Projected store openings and closings for fiscal 2026 are as follows:

	January 31,	Projected	Projected	January 31,
	2025	Openings	Closings	2026
Urban Outfitters	255	10	(11)	254
Anthropologie	239	16	(2)	253
Free People Brand	167	18	(4)	181
FP Movement Brand	63	25	—	88
Menus & Venues	9	—	—	9
Total Company-Owned Stores	733	69	(17)	785
Franchisee-Owned Stores	9	—	—	9
Total URBN	742	69	(17)	794

Subscription Segment

Our Subscription segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product. Our Subscription segment net sales accounted for approximately 9.3% of consolidated net sales for the nine months ended October 31, 2025, compared to approximately 6.8% for the comparable period in fiscal 2025.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.5% of consolidated net sales for the nine months ended October 31, 2025, compared to 5.3% for the comparable period in fiscal 2025.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2025, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2025.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The tables should be read in conjunction with the discussion that follows.

Three Months Ended October 31, 2025 (Fiscal 2026) Compared To

Three Months Ended October 31, 2024 (Fiscal 2025)

(amounts in millions)	Three Months Ended
	October 31,
	2025		2024
Net sales	$1,529.4	100.0%	$1,361.9	100.0%
Cost of sales (excluding store impairment)	964.1	63.1	864.6	63.5
Store impairment	2.0	0.1	—	—
Gross profit	563.3	36.8	497.3	36.5
Selling, general and administrative expenses	419.0	27.4	368.6	27.1
Income from operations	144.3	9.4	128.7	9.4
Other income, net	8.1	0.6	7.1	0.6
Income before income taxes	152.4	10.0	135.8	10.0
Income tax expense	36.0	2.4	32.9	2.4
Net income	$116.4	7.6%	$102.9	7.6%

Net sales for the third quarter of fiscal 2026 were $1.53 billion, compared to $1.36 billion in the third quarter of fiscal 2025. The $167.5 million increase was attributable to a $113.9 million, or 9.6%, increase in Retail segment net sales, a $47.4 million, or 48.7%, increase in Subscription segment net sales and a $6.2 million, or 7.6%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the third quarter of fiscal 2026 was due to an increase of $91.2 million, or 8.0%, in Retail segment comparable net sales and an increase of $22.7 million in non-comparable net sales. Retail segment comparable net sales increased 12.5% at Urban Outfitters, 7.6% at Anthropologie and 4.1% at Free People. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by high single-digit positive growth in both digital channel net sales and retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions and units per transaction, while conversion rate was flat and average order value decreased. Comparable store net sales increased as a result of higher store traffic, transactions and average unit retail, while conversion rate was flat and units per transaction decreased. The increase in non-comparable net sales during the third quarter of fiscal 2026 was primarily due to the impact of the 52 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 42.2% increase in the average number of active subscribers in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. The increase in Wholesale segment net sales in the third quarter of fiscal 2026 was driven by a $6.5 million, or 8.4%, increase in Free People wholesale net sales as compared to the third quarter of fiscal 2025, primarily due to an increase in net sales to specialty customers.

Gross profit percentage for the third quarter of fiscal 2026 increased by 31 basis points to 36.8% of net sales compared to 36.5% of net sales in the third quarter of fiscal 2025. Gross profit increased to $563.3 million in the third quarter of fiscal 2026 from $497.3 million in the third quarter of fiscal 2025. The increase in gross profit rate was primarily due to improved Retail segment markdowns driven by lower markdowns at Urban Outfitters and Free People and leverage in store occupancy costs due to the increase in comparable Retail segment net sales, partially offset by deleverage in initial merchandise costs. Additionally, the Company recorded store impairment charges of $2.0 million during the third quarter of fiscal 2026. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Total inventory at October 31, 2025, as compared to October 31, 2024, increased by $46.5 million, or 5.9%, to $839.8 million. Total Retail segment inventory increased by 6.3% and Retail segment comparable inventory increased by 7.4%. Wholesale segment inventory was flat. The increase in Retail segment inventory was due to increased net sales.

Selling, general and administrative expenses increased by $50.4 million, or 13.7%, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 2026 to 27.4% of net sales, compared to 27.1% of net sales in the third quarter of fiscal 2025. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, partially offset by leverage in store payroll expenses due to the Retail segment stores net sales growth. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the Retail segment stores net sales growth.

Income from operations was 9.4% of net sales, or $144.3 million, for the third quarter of fiscal 2026 compared to 9.4% of net sales, or $128.7 million, for the third quarter of fiscal 2025. The increase in operating income dollars was driven by the increase in gross profit dollars.

Our effective tax rate for the third quarter of fiscal 2026 was 23.6%, compared to 24.2% in the third quarter of fiscal 2025. The decrease in the effective tax rate for the three months ended October 31, 2025, was primarily attributable to the ratio of foreign taxable earnings to global taxable earnings and the release of certain valuation allowances.

Nine Months Ended October 31, 2025 (Fiscal 2026) Compared To

Nine Months Ended October 31, 2024 (Fiscal 2025)

(amounts in millions)	Nine Months Ended
	October 31,
	2025		2024
Net sales	$4,363.6	100.0%	$3,914.5	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	2,743.0	62.9	2,510.9	64.2
Store impairment and lease abandonment charges	2.0	0.0	4.6	0.1
Gross profit	1,618.6	37.1	1,399.0	35.7
Selling, general and administrative expenses	1,171.7	26.9	1,050.5	26.8
Income from operations	446.9	10.2	348.5	8.9
Other income, net	26.7	0.7	20.8	0.5
Income before income taxes	473.6	10.9	369.3	9.4
Income tax expense	104.9	2.5	87.1	2.2
Net income	$368.7	8.4%	$282.2	7.2%

Net sales for the nine months ended October 31, 2025 were $4.36 billion, compared to $3.91 billion in the comparable period of fiscal 2025. The $449.1 million increase was attributable to a $274.6 million, or 8.0%, increase in Retail segment net sales, a $142.0 million, or 53.4%, increase in Subscription segment net sales and a $32.5 million, or 15.7%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first nine months of fiscal 2026 was due to an increase of $203.5 million, or 6.1%, in Retail segment comparable net sales and an increase of $71.1 million in non-comparable net sales. Retail segment comparable net sales increased 6.8% at Anthropologie, 6.4% at Urban Outfitters and 4.7% at Free People. Retail segment comparable net sales increased in both North America and Europe. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in both retail store net sales and digital channel net sales. Comparable store net sales increased as a result of higher store traffic, transactions and conversion rate, while average unit retail was flat and units per transaction decreased. The digital channel comparable net sales increase was driven by increases in sessions and units per transaction, while conversion rate was flat and average order value decreased. The increase in non-comparable net sales during the first nine months of fiscal 2026 was primarily due to the impact of the 62 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 47.3% increase in the average number of active subscribers in the first nine months of fiscal 2026 as compared to the comparable period of fiscal 2025. The increase in Wholesale segment net sales in the first nine months of fiscal 2026 was driven by a $32.6 million, or 16.8%, increase in Free People wholesale net sales as compared to the first nine months of fiscal 2025, primarily due to an increase in net sales to specialty customers.

Gross profit percentage for the first nine months of fiscal 2026 increased by 135 basis points to 37.1% of net sales compared to 35.7% of net sales in the comparable period of fiscal 2025. Gross profit increased to $1.62 billion in the first nine months of fiscal 2026 from $1.40 billion in the comparable period of fiscal 2025. The increase in gross profit rate was primarily due to improved Retail segment markdowns driven by lower markdowns at Urban Outfitters and Free People and leverage in store occupancy costs due to the increase in comparable Retail segment net sales, partially offset by deleverage in initial merchandise costs. Additionally, the Company recorded store impairment charges of $2.0 million during the first nine months of fiscal 2026 and store impairment and lease abandonment charges of $4.6 million during the first nine months of fiscal 2025. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate.

Selling, general and administrative expenses increased by $121.1 million, or 11.5%, in the first nine months of fiscal 2026, compared to the first nine months of fiscal 2025. Selling, general and administrative expenses as a percentage of net sales was essentially flat in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the Retail segment stores net sales growth.

Income from operations was 10.2% of net sales, or $446.9 million, for the first nine months of fiscal 2026 compared to 8.9% of net sales, or $348.5 million, for the comparable period of fiscal 2025. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily driven by the improved gross profit rate.

Our effective tax rate for the first nine months of fiscal 2026 was 22.2%, compared to 23.6% in the first nine months of fiscal 2025. The decrease in the effective tax rate for the nine months ended October 31, 2025, was primarily attributable to the ratio of foreign taxable earnings to global taxable earnings and the release of certain valuation allowances.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	October 31,	January 31,	October 31,
	2025	2025	2024
Cash, cash equivalents and marketable securities	$963.6	$1,020.6	$763.2
Working capital	592.9	417.1	511.8

	Nine Months Ended
	October 31,
	2025	2024
Net cash provided by operating activities	$312.2	$182.4
Net cash used in investing activities	(113.7)	(102.2)
Net cash used in financing activities	(185.5)	(72.9)

The increase in working capital as of October 31, 2025, as compared to January 31, 2025, was primarily due to an increase in inventory, partially offset by the timing of disbursements. The increase in working capital as of October 31, 2025, as compared to October 31, 2024, was primarily due to an increase in cash, cash equivalents and current marketable securities and inventory, partially offset by the timing of disbursements.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, repurchase our common shares, open new stores and expand and improve our distribution network.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The increase in cash provided by operating activities in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 was primarily due to higher net income and a lower increase in inventory in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of fiscal 2026 and fiscal 2025 primarily related to the purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment in the first nine months of fiscal 2026 and 2025 was $191.4 million and $144.1 million, respectively, which was primarily used to expand our store base and distribution network in both periods, as well as expand our home office in the first nine months of fiscal 2026 to support our growing business.

Cash Flows from Financing Activities

Cash used in financing activities in the first nine months of fiscal 2026 and the first nine months of fiscal 2025 primarily related to repurchases of our common shares under our share repurchase program and from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2026, we plan to open approximately 69 new Company-owned retail locations, expand or relocate certain existing retail locations, expand our home office to support our growing business, invest in our distribution network, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing at appropriate levels and repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2026 will be approximately $300 million which increased from prior estimates largely due to the timing of expenditures for our distribution network. All fiscal 2026 capital expenditures are expected to be financed by cash flow from operating activities and existing cash and cash equivalents. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise and joint venture agreements. We believe that our existing cash and cash equivalents, availability under our current credit facility and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

As previously disclosed, on August 26, 2025, Harry S. Cherken, Jr., a director of the Company, terminated a Rule 10b5-1 trading arrangement that was previously adopted on July 10, 2025. The trading arrangement was for the sale of up to 33,820 common shares of the Company commencing October 9, 2025 and continuing through February 27, 2026, that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

Other than as described above, during the fiscal quarter ended October 31, 2025, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2025, filed with the Securities and Exchange Commission on December 10, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: December 10, 2025	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: December 10, 2025	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer